Form 10KSB
period 1995-12-31
EQUITEX INC
filed 1996-04-01
CIK 716101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
================================================================================
      /X/      ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
               For the fiscal year ended: DECEMBER 31, 1995

      / /      TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d)
               OF THE  SECURITIES  EXCHANGE  ACT  OF  1934  (NO  FEE REQUIRED)
               For transition period from       to       .
================================================================================
                         Commission File Number: 0-12374

                                  EQUITEX, INC.
                 (Name of small business issuer in its charter)

DELAWARE                                                              84-0905189
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

              7315 EAST PEAKVIEW AVENUE, ENGLEWOOD, COLORADO 80111
               (Address of principal executive offices)(Zip Code)

                    Issuer's telephone number: (303) 796-8940

        Securities registered under Section 12 (b) of the Exchange Act:
                                      NONE

        Securities registered under Section 12 (g) of the Exchange Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)
- --------------------------------------------------------------------------------
Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days: Yes /X/ No / /

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: /X/

Issuer's revenues for its most recent fiscal year:  $308,190

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $6,183,942, based on the last sale price of the Registrant's common stock on March 27, 1996, ($2.31 per share) as reported by the National Association of Securities Dealers Automated Quotation System/National Market System.

The issuer had 3,217,615 shares of common stock outstanding as of March 27, 1996.

Documents incorporated by reference: NONE

Transitional Small Business Disclosure Format:  Yes / /  No /X/

                                  EQUITEX, INC.
                                   FORM 10-KSB

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

(a) Business Development

    (1) Equitex, Inc. (the "Registrant") is a business development company which is a form of closed-end, non-diversified investment company under the Investment Company Act of 1940 (the "Investment Company Act"). A business development company generally must maintain 70% of its assets in new, financially troubled or otherwise qualified companies and offers significant managerial assistance to such companies. Business development companies are not subject to the full extent of regulation under the Investment Company Act. (See Item 1 (b) (8) "Regulation - Business Development Companies" below). The Registrant primarily is engaged in the business of investing in and providing managerial assistance to developing companies which, in its opinion, would have a significant potential for growth. The Registrant's investment objective is to achieve long-term capital appreciation, rather than current income, on its investments. There is no assurance that the Company's investment objective will be achieved.

    The Registrant was organized under the laws of the State of Delaware in 1983 and elected to become a business development company and be subject to the applicable provisions of the Investment Company Act in 1984. The Registrant has three investee companies to which it currently provides management assistance. An investee company is a company in which the Registrant has invested and generally is a new, financially troubled or otherwise qualified company.

    With its acquisition of Roadmaster Industries, Inc. ("RMI") in 1987, the Registrant began concentrating its efforts in acquiring interests in more mature investee companies, in some cases, through asset-based financing transactions. In that regard, the Registrant has devoted more of its time to providing managerial assistance to fewer companies, most of which time over the past three years has been devoted to current investees RMI and MacGregor Sports and Fitness, Inc., which constitute a significant portion of the Registrant's investment portfolio.

    On April 25, 1991 Sports Acquisition Corporation ("SAC") purchased certain assets of MacGregor Sports, Inc., the wholly-owned operating subsidiary of MGS Acquisitions, Inc., a former investee of the Registrant, which had filed for protection under Chapter 11 of the United States Bankruptcy Code in February 1991. These assets included, but were not limited to, intangibles, securities and other assets. On December 30, 1991, the shareholders of SAC and the shareholders of Vida Ventures Ltd. ("Vida"), a publicly-traded company, approved the merger of the two companies. The name of the combined company was changed to MacGregor Sports and Fitness, Inc. ("MacGregor Fitness") As a result of this transaction, the Registrant owned 20.4% of the outstanding common stock of MacGregor Fitness following the merger and owned 30.9% at December 31, 1995 on a fully-diluted basis. The President of the Registrant is the Chairman of the Board of MacGregor Fitness.

    Concurrent with the acquisition of the assets by SAC, SAC (MacGregor Fitness) entered into an asset-based lending arrangement with its primary lender which included several different loans in the aggregate principal amount of $3,500,000. As a result of MacGregor Fitness' inability to pay a term loan due in 1991 and 1992, the Registrant paid $1,250,020 to pay off the loan on MacGregor Fitness' behalf during those years for which MacGregor Fitness signed a promissory note. MacGregor Fitness paid off the remaining portion of the lending arrangement in 1993. On May 10, 1995, the Registrant elected to convert $1,000,000 of the principal of this promissory note into 1,000 shares of a newly created Class C Convertible Preferred Stock ("Class C Stock") of MacGregor Fitness. The Class C Stock carries a cumulative dividend of $70 per share which can be paid at the discretion of MacGregor Fitness' board of directors in either cash or common stock at a price equal to 90% of the average market price. The Class C Stock is convertible beginning May 1, 1996 into common stock at one share for $1.00 or 80% of the average market price, whichever is lower, and will be automatically converted after that date should the price of MacGregor Fitness' common stock trade at an average market price of $1.50 for twenty straight trading days. In April 1994, the Registrant loaned MacGregor Fitness an additional $27,000 which is due on demand and carries an annual rate of interest of 10%. As of December 31, 1995, all principal and interest due on this note remained outstanding. During 1995, the Registrant made two loans totaling $160,000 to MacGregor Fitness both of which were repaid with interest prior to year end. In addition, MacGregor Fitness made a payment of $20,000 during 1995 which was applied to interest receivable.

         On January 16, 1996, MacGregor Fitness announced that it had signed a definitive agreement to merge with Technical Publishing Solutions, Inc. ("TPSI") through a tax-free exchange of common stock. The transaction is expected to be completed during the second quarter of 1996 and is subject to certain customary conditions. Under the terms of the agreement, the newly combined parent company will change its name to IntraNet Solutions, Inc. and includes an exchange of 100% of the outstanding TPSI common stock for an amount equal to 55% of the outstanding post-merger parent company common stock on a fully-diluted basis. TPSI provides integrated solutions for the management and distribution of business critical information contained in documents using proprietary and standard internet technologies. The company has developed and implemented information solutions for the Fortune 1500 sector since 1990.

    The Registrant's largest investee company is Roadmaster Industries, Inc., the value of which comprised 60% of the Registrant's investment portfolio at December 31, 1995. RMI is one of the largest manufacturers of bicycles and is a leading producer of fitness equipment, toys, team sports and camping equipment in the United States. The trademarks and brand names under which Roadmaster currently sells its products include Roadmaster, Flexible Flyer, Vitamaster, MacGregor, Weather-Rite American Camper, Remington, DP, Hutch and Reach. In Preliminary reports for the year ended December 31, 1995, Roadmaster anticipates total sales of approximately $730 million up 60% from $456 million in 1994, and anticipates a net loss in excess of $9,000,000. On March 11, 1996, RMI announced that it had completed the sale of its Nelson/Weather-Rite camping division to Brunswick Corporation (NYSE: BC) for cash consideration of $120 million and has used the net proceeds of the sale to reduce outstanding bank indebtedness. In December of 1994, Roadmaster acquired Diversified Products Corporation, Hutch Sports USA, Inc., Nelson/Weather-Rite, Inc. and Willow Hosiery Company, Inc. from The Actava Group in exchange for approximately 19.2 million newly issued shares of RMI's common stock. RMI is listed on the New York Stock Exchange where it is traded under the symbol "RDM". A significant portion of the Registrant's time is spent working with RMI.

    On December 18, 1995, the Registrant's shareholders approved a reverse stock split whereby every two shares of the Registrant's $0.01 par value common stock would be exchanged for one share of newly created $0.02 par value common stock (1 for 2 reverse stock split). The stock split became effective on January 2, 1996 thereby reducing the Registrant's authorized shares of common stock from 15,000,000 to 7,500,000; the Registrant's issued shares from 6,448,930 to 3,224,465; and outstanding shares from 6,435,230 to 3,217,615. The Registrants preferred stock remained unchanged with 2,000,000 $0.01 par value shares authorized and no shares issued or outstanding.

    (a)(2 (3) During the year ended December 31, 1995, the Registrant has not been involved in any bankruptcy, receivership or similar proceedings; has not undergone material reclassification, merger or consolidation; has not acquired or disposed of any material amount of assets otherwise than in the ordinary course of business; and has not experienced any material change in its mode of conducting business.

(b) Business of Issuer

    (1)(2)(3) The Registrant is a closed-end, non-diversified investment company under the Investment Company Act and has elected to become a business development company under that act. The Registrant's investment objective is to achieve long-term capital appreciation, rather than current income, on its investments. There can be no assurance that this objective will be realized. The Registrant's investment decisions are made by its management in accordance with policies approved by its board of directors. The Registrant does not have a registered investment advisor. In addition, the Registrant does not operate pursuant to a written investment advisory agreement that must be approved periodically by shareholders. The Registrant relies solely upon its management, particularly its officers on a day to day basis, and also on the experience of its directors, in making investment decisions.

    In accordance with this objective, the Registrant consults with its investees with respect to obtaining capital and offers managerial assistance to selected businesses that, in the opinion of the Registrant's management, have a significant potential for growth.

    In addition to acquiring investment positions in new and developing companies, the Registrant also invests in more mature privately and publicly-held companies which the Registrant believes could be further developed or revitalized, some of which may be experiencing financial difficulties.

    The Registrant plans to take advantage of other opportunities to maintain and create independent companies with a significant potential for growth. The Registrant's priorities for the future will be to (1) maximize the value and liquidity of its present investees, (2) increase its cash flow, sources of income tax benefits and intermediate term value through the acquisition of securities or assets of more established companies, (3) make new investments in more mature companies, and (4) to a lesser degree, make a few small higher risk investments in new and developing companies.

    The Registrant has no fixed policy as to the business or industry group in which it may invest or as to the amount or type of securities or assets that it may acquire. During the Registrant's first several years as a business development company, the Registrant made investments primarily in new and developing companies whose securities had no established public market. Most of these companies were unable to obtain significant capital on reasonable terms from conventional sources. However, the Registrant, over the past several years, has been seeking out and evaluating investments in more mature companies. The Registrant endeavors to assist its investee companies and management teams in devising realistic business strategies and obtaining necessary financing.

    The Registrant does not currently intend to pay cash dividends. The Registrant may elect to make in-kind distributions of its larger investment positions to its stockholders when its Board of Directors deems such distributions appropriate. Only one such distribution has been made to date and there are no current plans for such a distribution.

    The Registrant believes that the key to achieving its objectives is finding and supporting business executives who have the ability, entrepreneurial motivation and experience required to build independent companies with a significant potential for growth. In the Registrant's view, it is more difficult to locate and attract capable executives than to identify, select and finance promising investment opportunities. The Registrant believes that its ability to attract capable executives is enhanced by its policy and reputation for maintaining the independence of its investee companies, supporting them when appropriate in contracts, arranging or supplying necessary financing and assisting the investee's management in obtaining a meaningful equity participation in the investee.

    Business development is by nature a high-risk activity that can result in substantial losses. The companies in which the Registrant invests and will invest, especially in the early stages of an investment, often lack effective management, face operating problems and incur substantial losses. However, the Registrant, at this time, is seeking out and evaluating investments in more mature companies. Potential investees include established businesses which may be experiencing severe financial or operating difficulties or may, in the opinion of management, be ineffectively managed or have the potential for substantial growth or reorganization into separate independent companies.

    The Registrant attempts to reduce the level of its investment risks through one or more of the following:

    (i)  carefully investigating potential investees;

    (ii) financing only what it believes to be practical business opportunities as contrasted with research projects;

    (iii)  selecting effective, entrepreneurial management for its investees;

    (iv)  providing active managerial assistance and support to investees;

    (v) obtaining, alone or with others, actual or working control of its investees;

    (vi) supporting the investees in obtaining necessary financing and arranging major contracts, joint ventures or mergers and acquisitions where feasible; and

    (vii) maintaining sufficient capital resources to make follow-on investments where necessary, appropriate and feasible.

Investment Policies
- -------------------

    The Registrant has elected to be regulated as a business development company and is subject to the provisions of Sections 55 through 65 of the Investment Company Act and also is subject to those provisions of the Investment Company Act made applicable to business development companies by Section 59 of the Investment Company Act. In accordance with those provisions, the Registrant's investment policies are defined and subject to certain limitations. Furthermore, under Section 58 of the Investment Company Act, the Registrant may not withdraw its election to be so regulated without the consent of a majority of its stockholders. If the Registrant were to withdraw its election to be regulated as a BDC, it may be subject full regulation under of the Investment Company Act as if it were a closed-end investment company. [See Item 1 (b)(8) "Regulation Business Development Companies."]

    The Registrant has no fixed policy as to the business or industry group in which it may invest or as to the amount or type of securities or assets that it may acquire. However, the Registrant, at this time, is seeking out and evaluating investments in more mature companies. The Registrant has in the past and may continue to invest in assets that are not qualifying assets under
Section 55 of the Investment Company Act; however, no such additional assets have been identified, and the Registrant does not intend to fall below the 70% requirement as set forth in Section 55 [See Item 1. Business (a)].

    The Registrant endeavors to achieve its objectives in accordance with the following general policies:

    (i) The Registrant acquires securities through negotiated private placement transactions directly from the investee company, its affiliates, or third parties, or through open market transactions.

    (ii) The Registrant attempts to acquire, if possible and consistent with the Registrant's capital resources, a large or controlling interest in its investees through purchases of equity securities, including warrants, options, and other rights to acquire such securities combined, if appropriate, with debt securities, including demand notes, term loans and guarantees or debt instruments or preferred stock convertible into, or with warrants to purchase, equity securities.

    (iii) The Registrant may make additional or "follow-on" investments in or loans to its investees when appropriate to sustain the investees or to enhance or protect the Registrant's existing investment.

    (iv) The Registrant determines the length of time it will retain its investment by evaluating the facts and circumstances of each investee and its relationship with such investee. The Registrant generally retains its investments for a relatively long period, sometimes many years, with the result that its rate of portfolio turnover is low. Investments are retained until, in the opinion of the Registrant, the investee company has a demonstrated record of successful operations and there is a meaningful public market for its securities which reflects the investment value the Registrant sought (or such a market can be readily established) or until the Registrant decides that its investment is not likely to result in future long-term capital appreciation.

Valuation - Policy Guidelines
- -----------------------------

    The Registrant's Board of Directors is responsible for the valuation of the Registrant's assets in accordance with its approved guidelines. The Registrant's Board of Directors is responsible for (1) recommending overall valuation guidelines and (2) the valuation of specific investments.

    There is a range of values which are reasonable for an investment at any particular time. Fair value is generally defined as the price at which the investment in question could change hands, assuming that both parties to the transaction are under no unusual pressure to buy or sell and both have reasonable knowledge of all the relevant facts. To increase objectivity in valuing the securities, the Registrant uses external measures of value such as public markets or significant third-party transactions whenever possible. Neither a long-term work-out value nor an immediate liquidation value is used, and no increment of value is included for changes which may take place in the future. Two of the Registrant's largest investee companies, Roadmaster Industries, Inc. and MacGregor Sports and Fitness, Inc. represent 95.7% of the total value of the Registrant's investment portfolio with Roadmaster Industries, Inc. making up 60.0% of that total. Each is valued by the public market method, the Registrant's preferred method of valuation. These companies have entered into lending arrangements or have outstanding bonds under which each has incurred substantial indebtedness which may be secured by substantially all of such company's assets. As a result of their highly leveraged positions, these companies have incurred substantial interest expense and any event which causes diminished cash flow may adversely affect their ability to repay their loans. The Registrant may be required to make follow-on investments or assist such companies in obtaining additional financing or face impairment of its investments in such companies. Certain members of the Registrant's Board of Directors hold minor equity positions in some of the Registrant's investee companies and certain members of the Board hold officer or director positions with some of the Registrant's investee companies. No such equity position exceeds 5% of the investee company's outstanding securities.

    Valuations assume that in the ordinary course of its business the Registrant will eventually sell its position in the public market or distribute its larger positions to its stockholders. Accordingly, no premiums are placed on investments to reflect the ability of the Registrant to sell block positions or control of companies, either by itself or in conjunction with other investors.

    The Registrant uses four basic methods of valuation for its investments and there are variations within each of these methods. The Registrant's Board of Directors has determined that the Registrant's four basic valuation methods constitute fair value. As an investee evolves, its progress usually requires changes in the Registrant's method of valuing the investee's securities. The Registrant's investment is separated into its component parts (such as debt, preferred stock, common stock or warrants), and each component is valued separately to arrive at total value. The Company believes that a mixture of valuation methods is often essential to represent fairly the value of the Registrant's investment position in an investee. For example, one method may be appropriate for the equity securities of a company while another method may be appropriate for the senior securities of the same company.

    The Cost Method values an investment based on its original cost to the Company, adjusted for the amortization of original issue discount, accrued interest and certain capitalized expenditures of the Company. While the cost method is the simplest method of valuation, it is often the most unreliable because it is applied in the early stages of an investee's development and is often not directly tied to objective measurements. The original cost may be adjusted by the Board of Directors in good faith taking into account such factors as available financial information of the investee, the nature and duration of any restrictions as to resale and other factors which influence the market in which a security is purchased or sold. All investments are carried at cost until significant positive or adverse events subsequent to the date of the original investment call for a change to another method. Some examples of such events are: (1) a major recapitalization; (2) a major refinancing; (3) a significant third-party transaction; (4) the development of a meaningful public market for the investee's common stock; and (5) material positive or adverse changes in the investee's business.

    The Appraisal Method is used to value an investment position based upon a careful analysis of the best available outside information when there is no established public or private market in the investee company's own securities and it is no longer appropriate to use the Cost Method. Comparisons are made using factors (such as earnings, sales or net worth) that influence the market value of similar public companies or that are used in the pricing of private transactions of comparable companies. Major discounts, usually 50%, are taken when private companies are appraised by comparing them to similar public companies. Liquidation value may be used when an investee is performing substantially below plan and it's continuation as an operating entity is in doubt. Senior securities are discounted at a rate to yield 15% to 40% to projected maturity. Depending on the relative uncertainty of the timing of ultimate collection, 15% is used for relatively predictable positions, and 40% for less predictable positions. Under the Appraisal Method, the differences among companies in terms of the source and type of revenues, quality of earnings, and capital structure, are carefully considered.

    An appraisal value can be defined as the price at which the investment in question could change hands, assuming that both parties to the transaction are under no unusual pressure to buy or sell and both have reasonable knowledge of all the relevant facts. In the case of start-up companies where the entire assets may consist of only one or more of the following: a marketing plan, management or a pilot operation, an evaluation may be established by capitalizing the amount of the investment that could reasonably be obtained for a predetermined percentage of the company. Valuations under the Appraisal Method are considered to be more subjective than the Cost, Public Market or Private Market Methods.

    The Private Market Method uses third-party transactions (actual or proposed) in the investee's securities as the basis for valuation. This method is considered to be an objective measure of value since it depends upon the judgment of a sophisticated, independent investor. Actual firm offers are used as well as historical transactions, provided that any offer used was seriously considered and well documented and adjusted (if applicable) by the Board of Directors in good faith taking into account such factors as available financial information of the investee, the nature and duration of any restrictions as to resale and other factors which influence the market in which a security is purchased or sold.

    The Public Market Method is the preferred method of valuation when there is an established public market for the investee's common stock, since that market provides the most objective basis for valuation. In determining whether the public market is sufficiently established for valuation purposes, the Registrant examines the trading volumes, the number of shareholders and the number of market makers. Under the Public Market Method, as well as under the other valuation methods, the Registrant discounts investment positions that are subject to significant legal, contractual or practical restrictions and appropriate adjustments may be made by the Board of Directors in good faith taking into account such other factors as available financial information of the investee, the nature and duration of any restrictions as to resale and other factors which influence the market in which a security is purchased or sold. When an investee's common stock is valued under the Public Market Method, common stock equivalents such as presently exercisable warrants or options are valued based on the difference between the exercise price and the market value of the underlying common stock. Although the Registrant believes that a public market could be created for the options and warrants of certain of its investees, thereby possibly increasing the value of these rights above their arbitrage value, the Registrant does not reflect this possibility in its valuation.

Managerial Assistance
- ---------------------

    The Registrant believes that providing managerial assistance to its investees is critical to its business development activities. "Making available significant managerial assistance" as defined in the Investment Company Act with respect to a business development company such as the Registrant means (a) any arrangement whereby a business development company, through its directors, officers, employees or general partners, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company; or (b) the exercise by a business development company of a controlling influence over the management or policies of a portfolio company by the business development company acting individually or as a part of a group acting together which controls such portfolio company. The Registrant is required by the Investment Company Act to make significant managerial assistance available at least with respect to investee companies that the Registrant treats as qualifying assets for purposes of the 70% test. The nature, timing and amount of managerial assistance provided by the Registrant vary depending upon the particular requirements of each investee company.

    The Registrant may be involved with its investees in recruiting management, product planning, marketing and advertising and the development of financial plans, operating strategies and corporate goals. In this connection, the Registrant may assist clients in developing and utilizing accounting procedures to efficiently and accurately record transactions in books of account which will facilitate asset and cost control and the ready determination of results of operations. The Registrant also seeks capital for its investees from other potential investors and occasionally subordinates its own investment to those of other investors. The Registrant introduces its investees to potential suppliers, customers and joint venture partners and assists its investees in establishing relationships with commercial and investment bankers and other professionals, including management consultants, recruiters, legal counsel and independent accountants. The Registrant also assists with joint ventures, acquisitions and mergers.

    In connection with its managerial assistance, the Registrant may be represented by one or more of its officers or directors on the board of directors of an investee. As an investment matures and the investee develops management depth and experience, the Registrant's role will become progressively less active. However, when the Registrant owns or on a pro forma basis could acquire a substantial proportion of a more mature investee company's equity, the Registrant remains active in and will frequently initiate planning of major transactions by the investee. The Registrant's goal is to assist each investee company in establishing its own independent and effective board of directors and management.

    (4) Although the Registrant does not directly compete with any single company, individual or organization, the Registrant is subject to substantial competition from business development companies, venture capital firms, new product development companies, marketing companies and diversified manufacturers, most of whom are larger than the Registrant and have significantly larger net worths and financial and personnel resources than the Registrant. In addition, the Registrant competes with companies and individuals engaged in the business of providing management consulting services.

    (5)  The Registrant does not require raw materials.

    (6) The Registrant's business is not dependent upon a single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on the Registrant.

    (7) The Registrant holds no patents or trademarks, and has no interest in any franchises, concessions, royalty agreements or labor contracts.

    (8)(9) Regulation - Business Development Companies. The following is a summary description of the Investment Company Act as applied to business development companies. This description is qualified in its entirety by reference to the full text of the Investment Company Act and the rules adopted thereunder by the SEC.

    The Small Business Investment Incentive Act of 1980 modified the provisions of the Investment Company Act that are applicable to a company, such as the Registrant, which elects to be treated as a "business development company." The Registrant elected to be treated as a business development company on July 30, 1984. The Registrant may not withdraw its election without first obtaining the approval of a majority of its outstanding voting securities.

    A business development company must be operated for the purpose of investing in the securities of certain present and former "eligible portfolio companies" and certain bankrupt or insolvent companies and must make available significant managerial assistance to its investee companies. An eligible portfolio company generally is a United States company that is not an investment company (except for wholly-owned SBIC's licensed by the Small Business Administration) and (1) does not have a class of securities included in the Federal Reserve Board's over-the-counter margin list, (2) is actively controlled by the business development company and has an affiliate of the business development company on its board of directors, or (3) meets such other criteria as may be established by the SEC. Control, under the Investment Company Act, is presumed to exist where the business development company owns 25% or more of the outstanding voting securities of the investee.

    The Investment Company Act prohibits or restricts the Registrant from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the Investment Company Act limits the type of assets that the Registrant may acquire to "qualifying assets" and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of the acquisition, less than 70% of the value of the Registrant's assets consists of qualifying assets. The effect of the regulation is to require that at least 70% of a business development company's assets be maintained in qualifying assets. Qualifying assets include: (1) securities of companies that were eligible portfolio companies at the time the Registrant acquired their securities; (2) securities of bankrupt or insolvent companies that are not otherwise eligible portfolio companies; (3) securities acquired as follow-on investments in companies that were eligible at the time of the Registrant's initial acquisition of their securities but are no longer eligible, provided that the Registrant has maintained a substantial portion of its initial investment in those companies;
(4) securities received in exchange for or distributed on or with respect to any of the forgoing; and (5) cash items, government securities and high-quality short-term debt. The Investment Company Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered to be qualifying assets. The Registrant believes that, as of December 31, 1995, at least 90% of its assets would be considered qualifying assets.

    The Registrant is permitted by the Investment Company Act, under specified conditions, to issue multiple classes of senior debt and a single class of preferred stock if its asset coverage, as defined in the Investment Company Act, is at least 200% after the issuance of the debt or the preferred stock. The Registrant currently has no policy regarding issuing multiple classes of senior debt or a class of preferred stock.

    The Registrant may issue in limited amounts, warrants, options and rights to purchase its securities to its directors, officers and employees (and provide loans to those persons for the exercise thereof) in connection with an executive compensation plan if certain conditions are met. These conditions include the authorization of such issuance by a majority of the Registrant's voting shares and the approval of a majority of the independent members of the Board of Directors and a majority of the directors who have no financial interest in the transaction. The issuance of options, warrants or rights to directors who are not also officers requires the prior approval of the SEC.

    The Registrant may sell its securities at a price that is below the prevailing net asset value per share only upon the approval of the policy by the holders of a majority of its voting securities, including a majority of the voting securities held by non-affiliated persons, at its last annual meeting or within one year prior to the transaction. In addition, the Registrant may repurchase its Common Stock, subject to the restrictions of the Investment Company Act. The Registrant at this time does not contemplate selling its securities at a price below prevailing net asset value per share or repurchasing its Common Stock.

    In accordance with the Investment Company Act, a majority of the members of the Registrant's Board of Directors must not be "interested persons" of the Registrant as that term is defined in the Investment Company Act. Generally, "interested persons" of the Registrant include all affiliated persons of the Registrant and members of their immediate families, any "interested person" of an underwriter or of an "investment advisor" to the Registrant, any person who has acted as legal counsel to the Registrant within the last two years, or any broker or dealer, or affiliate of a broker or dealer.

    Most of the transactions involving the Registrant and its affiliates (as well as affiliates of those affiliates) which were prohibited without the prior approval of the SEC under the Investment Company Act prior to its amendment by the Small Business Investment Incentive Act now require the prior approval of a majority of the Registrant's independent directors and a majority of the directors having no financial interest in the transactions. The effect of the amendment is that the Registrant may engage in certain affiliated transactions that would be prohibited absent prior SEC approval in the case of investment companies which are not business development companies. However, transactions involving certain closely affiliated persons of the Registrant, including its directors, officers and employees, still require the prior approval of the SEC. In general, "affiliated persons" of a person include: (a) any person who owns, controls or holds with power to vote, more than five percent of the Registrant's outstanding Common Stock (b) any director, executive officer or general partner of that person, (c) any person who directly or indirectly controls, is controlled by, or is under common control with, that person, and (d) any person five percent or more of whose outstanding voting securities are directly or indirectly owned, controlled or held with power to vote, by such other person. Such persons generally must obtain the prior approval of a majority of the Registrant's independent directors and, in some situations, the prior approval of the SEC, before engaging in certain transactions involving the Registrant or any company controlled by the Registrant. The Investment Company Act generally does not restrict transactions between the Registrant and its investee companies.

    Finally, notwithstanding restrictions imposed under federal securities laws, it is anticipated that the Registrant will acquire securities of investee companies pursuant to stock purchase agreements or other agreements that may further limit the Registrant's ability to distribute, or sell or transfer such securities; and, as a practical matter, even if such transfers are legally or contractually permissible, there may be no market, or a very limited market, for the securities and economic conditions may make the price and terms of a sale or transfer unattractive.

    The Registrant currently is considering the withdrawal of its election to be treated as a business development company. Although the Registrant is not subject to many of the provisions of the Investment Company Act, it is still difficult to take certain action without a lengthy SEC review process and/or requiring shareholder approval. In addition, the Registrant's investment objectives have changed since the election was made in 1984 and, as a result, the Registrant increasingly devotes substantial amounts of time and effort working with its primary investee, RMI, a large operating company. The Registrant is presently exploring its alternatives should it choose to withdrawal its election, however, its investigation is in the preliminary stages and there can be no assurance that it will choose to do so.

Other Securities Law Considerations
- -----------------------------------

    In addition to the above-described provisions of the Investment Company Act, there are a number of other provisions of the federal securities laws which affect the Registrant's operations. For example, restrictions imposed by the federal securities laws, in addition to possible contractual provisions, may affect adversely the ability of the Registrant to sell or otherwise distribute its portfolio securities.

    Most if not all securities which the Registrant acquires as venture capital investments will be "restricted securities" within the meaning of the Securities Act of 1933 ("Securities Act") and will not be permitted to be resold without compliance with the Securities Act. Thus, the Registrant will not be permitted to resell portfolio securities unless a registration statement has been declared effective by the SEC with respect to such securities or the Registrant is able to rely on an available exemption from such registration requirements. In most cases the Registrant will endeavor to obtain from its investee companies "registration rights" pursuant to which the Registrant would be able to demand that an investee company register the securities owned by the Registrant at the expense of the investee company. Even if the investee company bears this expense, however, the registration of the securities owned by the Registrant is likely to be a time-consuming process, and the Registrant always bears the risk, because of these delays, that it will be unable to resell such securities, or that it will not be able to obtain an attractive price for the securities.

    Sometimes the Registrant will not register portfolio securities for sale but will seek to rely upon an exemption from registration. The most likely exemption available to the Registrant is section 4(1) of the Securities Act which, in effect exempts sales of securities not involving a distribution of the securities. This exemption will likely be available to permit a private sale of portfolio securities, and, in some cases, a public sale, if the provisions of Rule 144 under the Securities Act are satisfied. Among other things, Rule 144 requires that securities be sold in "broker transactions," and imposes a two-year holding period prior to the sale of restricted securities.

    (10) During the last three years the Registrant spent no amounts on Registrant-sponsored or customer-sponsored research and development activities.

    (11) The Registrant is not subject to any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

    (12) The Registrant currently employs five persons, four of which are full-time employees.


ITEM 2. DESCRIPTION OF PROPERTY.

(a) Description of Principal Plants and other Property

    The Registrant's principal office is located at 7315 East Peakview Avenue, Englewood, Colorado 80111. The Registrant leases this space, consisting of approximately 1,800 square feet, for $2,500 per month, from a partnership in which the Registrant's president and his wife are sole partners. The Registrant believes these terms to be no less favorable than those which could be obtained from a non-affiliated party for similar facilities in the same area.

(b) Investment Policies

    The Registrant currently does not invest in real estate, real estate mortgages, or securities of persons who primarily engage in real estate activities. Although the Registrant does not currently make investments as described above, and currently has no intention to make such investments in the near future, it is limited in making such investments only as described in Item 1.(b) "Regulation - Business Development Companies".

(c) Description of Real Estate and Operating Data

    The Registrant does not own property, the book value of which amounts to ten percent or more of the total assets of the Registrant.


ITEM 3. LEGAL PROCEEDINGS.

     The Registrant currently is not a party to any pending legal proceeding.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On December 18, 1995, the Registrant held an Annual Meeting of its Stockholders. The stockholders re-elected each of the Registrant's three directors to serve until the next Annual Meeting of Stockholders and the votes were cast as follows:


                                 For              Withhold Authority
                                 ---------        ------------------

    Henry Fong                   4,170,742        161,917
    Russell L. Casement          4,174,250        158,409
    Aaron Grunfeld               4,169,770        162,889

    Additionally, the following other proposals were presented and voted upon at the meeting and the votes were cast as follows:

    To cause a 1 for 2 reverse stock split whereby every two shares of the Registrant's common stock will be exchanged for one share of newly created common stock.

               For                Against           Abstain           Non-Voted
               ---------          -------           -------           ---------
Shares voted   3,942,617          163,352           33,139            193,550

    To ratify the appointment of Davis & Co., CPA's, P.C. as the independent auditor of the Registrant for the year ending December 31, 1995.

               For                Against           Abstain           Non-Voted
               ---------          -------           -------           ---------
Shares voted   4,223,809          60,815            48,235            -0-


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information

    The principal market in which the Registrant's Common Stock is traded is the over-the-counter market.

    The Registrant's Common Stock trades on The Nasdaq Stock Market under the symbol: EQTX. The table below states the quarterly high and low last sale prices for the Registrant's Common Stock as reported by The Nasdaq Stock Market, and represent actual high and low last sale prices.

                                                       Last Sale
                                             High                      Low
                                             ----                      ---
                    Quarter ended
                    1994
                    March 31, 1994           $3.50                     $2.81
                    June 30, 1994            $3.00                     $2.00
                    September 30, 1994       $2.63                     $1.94
                    December 31, 1994        $2.25                     $1.75

                    Quarter ended
                    1995
                    March 31, 1995           $2.22                     $1.41
                    June 30, 1995            $1.50                     $1.25
                    September 30, 1995       $1.88                     $1.25
                    December 31, 1995        $2.00                     $1.28

(b) Holders

    The number of record holders of the Registrant's Common Stock as of March 27, 1996, was 2,928 according to the Registrant's transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name.

(c) Dividends

    The Registrant does not currently intend to pay cash dividends. The Registrant may elect to make in-kind distributions of its larger investment positions to its stockholders when the Registrant's Board of Directors deems such distributions appropriate. Because the Registrant does not intend to make cash distributions, shareholders would need to sell securities distributed in-kind, when and if distributed, in order to realize a return on their investment.

    An in-kind distribution will be made only when, in the judgment of the Registrant's Board of Directors, it is in the best interest of the Registrant's stockholders to do so. The Board of Directors will review, among other things, the investment quality and marketability of the securities considered for distribution; the impact of a distribution of the investee's securities on its customers, joint venture associates, other investors, financial institutions and management; tax consequences and the market effects of an initial or broader distribution of such securities. Securities of the Registrant's larger investment positions in more mature investee companies with established public markets are most likely to be considered for distribution. It is possible that the Registrant may make an in-kind distribution of securities that are substantially illiquid irrespective of the distributee stockholders' rights to sell such securities. Any such in-kind distribution would require shareholder approval only if the distribution represents substantially all of the Registrant's assets. It is possible that the Registrant may make an in-kind distribution of securities which have appreciated or depreciated from the time of purchase depending upon the particular distribution. The Registrant has not established a policy as to the frequency or size of distributions and indeed there can be no assurance that any future distributions will be made. To date, only one such distribution has been approved by the Board of Directors and was distributed in April 1988.


ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS.

(a) Plan of Operation

    Not applicable

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

    RESULTS OF OPERATIONS. Revenues for the year ended December 31, 1995 were $308,190, down 30% as compared to $437,735 for the year ended December 31, 1994. The decrease in revenues for 1995 over 1994 is primarily the result of lower interest and dividend revenue in 1995 compared to 1994 due to the Registrant converting $1,000,000 of its notes receivable in MacGregor Fitness, $500,00 of which had been previously reserved, to equity [See also Part 1 Item 1(a). Business Development]. The Registrant receives consulting fees on both a monthly contract basis as well as on a per transaction basis when assisting investees with acquisitions, refinancing or restructuring. The Registrant received $144,000 in consulting fees from RMI during the past two years which made up a majority of the consulting fee revenue. Under its agreement with RMI, the Registrant will receive the same amount in 1996.

    The realized gain on investments before income taxes for 1995 was $31,232 as compared to a gain of $143,437 in 1994. While the proceeds from sales of investments was slightly higher in 1995 than 1994, the cost of those investments was significantly higher in 1995 thereby producing a lower realized gain before income taxes. The Registrant did not make any significant sales of any of its lower cost long-term investments during 1995 which resulted in the increased cost of investments sold. While the restrictions as to resale on many of the Registrant's investments continue to diminish, the opportunity for the sale of large portions of the investments cannot be predicted.

    Expenses for 1995 were $1,499,869 as compared to $2,078,170 in 1994, a decrease of 28%. While the Registrant's expenses were down in most categories, bad debt expense and legal and accounting showed the most significant decreases. In addition, during 1994, the Registrant's President settled a lawsuit which was a one time non-recurring expense of $99,243. As the Registrant is not currently a party to any lawsuit, it is expected that legal expenses for 1996 should continue at these lower levels. The Registrant currently believes that expenses for the year ending December 31, 1996 will continue at levels similar to those of 1995.

    The Registrant's net investment loss and realized gain on investments after taxes for the year ended December 31, 1995 was a loss of $1,038,298 as compared to a loss of $972,383 in 1994. The Registrant's net realized loss for 1995 is a result of lower sales of its investments in 1995 and the higher cost of those that were sold. In addition, the lack of sales of large portions of the Registrant's lower cost long-term investments as described above contributed to the higher net investment loss and realized gain on investments after taxes, and may do so in future periods in the absence of such sales.

    At December 31, 1995, unrealized appreciation of investments decreased $1,043,785 as compared to a decrease of $2,139,454 at December 31, 1994. The lower decrease in 1995 over 1994 is attributed to the significant decrease in the market price of the Registrant's largest investee, RMI, at year end 1995 which was partially offset by a significant increase in the market value of MacGregor Fitness. As there is no way to predict the future value of the Registrant's investment portfolio, the Registrant cannot predict future changes in the unrealized value of its investment portfolio. The net increase in net assets resulting from operations decreased $1,775,008 for 1995 as compared to a decrease of $2,874,336 for 1994.

    With the acquisition of RMI in 1987, the Registrant began concentrating on investments in more mature investee companies. Due to this change, the Registrant's net asset value and cash flows have fluctuated as a result of the market fluctuations of a few larger investees, particularly, RMI. As the Registrant increases the number of its investments in more mature companies, the Registrant's net asset value and cash flows should become less susceptible to the market fluctuations of fewer investee companies. During the past three years, the Registrant has been concentrating its efforts on enhancing the value of its existing portfolio companies and therefore has not made any major new investments. Until such time as more of these mature investments are added, the Registrant will continue to be susceptible to market fluctuations.

    In July of 1984, the Registrant elected to become a business development company ("BDC"). Utilizing the "at value" method of evaluating fair value as described in "Valuation - Policy Guidelines" the Registrant's assets as of December 31, 1995 were $19,056,458 with a net asset value of $11,916,832. Comparatively, as of December 31, 1994, the Registrant's assets were valued at $20,253,338 and it had net assets of $13,696,718.

    LIQUIDITY AND CAPITAL RESOURCES. Of the Registrant's current liabilities of $7,139,626 at December 31, 1995, the Registrant had no amounts due to banks. Of those current liabilities, 33% or $5,498,778, is deferred income taxes, primarily for the Registrant's unrealized appreciation on investments, leaving $1,640,848 in other liabilities [See also Part IV Item 13 Financial Statements]. This compares to total liabilities of $6,556,620, deferred income taxes of $5,651,252 and other liabilities of $905,368 at December 31, 1994. The Registrant is not obligated to discharge a significant portion of its current liabilities in the near future; however, the Registrant intends to extinguish these liabilities to make other investments as cash flow permits.

     In connection with its investments, the Registrant is required, from time to time, to make loans to its investees in order to protect its investments. As a result of these loans, the Registrant carried notes receivable of $126,195 and $626,010 at years ended December 31, 1995 and 1994, respectively. The significant decrease in notes receivable at year end 1995 as compared to 1994 is the result of the Registrant converting $1,000,000 in notes receivable in MacGregor Fitness to equity during 1995, $500,000 of which had previously been reserved. [See also Part I, Item 1. Business Development].

    The Registrant's cash position increased by $158,709 at December 31, 1995 as compared to a decrease of $709,733 at December 31, 1994. Net cash provided by operating activities was $167,738 for 1995 as compared to $869,715 used in 1994. The change in cash by operating activities was due to several factors including collections of notes receivable as well as lower provisions for bad debts on notes receivable and higher proceeds from sales of investments. Cash flows from investing activities used $4,151 in 1995 compared to $1,634 in 1994. The increase was the result of purchases of computer equipment. Cash flows from financing activities used $4,878 as compared to $161,616 provided during 1994. The cash used by financing activities in 1995 was from legal costs associated with a private placement. [See also Part IV Item 13 Financial Statements]

    The Registrant's sources of income to defray operating overhead will be derived primarily from consulting fees, transaction fees gained from the Registrant assisting both existing and new investees in structuring and completing mergers, acquisitions or asset-based financing transactions and administrative fees through which the Registrant directly apportions a certain amount of its operating overhead to an investee to help defray operating costs. This allows some of the income generated by other sources to be used for purposes other than operating overhead. The Registrant also receives income from the sale of certain of its longer term investments from time to time during the year as well as through utilizing its cash position at any given time to trade in the equities markets. During 1995 the Registrant's sources of income were sufficient to cover its operating overhead and it is anticipated this trend will continue during 1996.

    The Registrant's liquidity is affected primarily by the business success, securities prices and marketability of its investee companies and by the amount and timing of any new or incremental investments it makes. The Registrant believes that its present liquidity and capital resources are adequate to finance anticipated needs arising from or relating to its business in the 1995 year due to its increased ability to sell portions of its investee companies' stock positions as restrictions on their ability to be sold end. Although the Registrant expects that its ability to liquidate portions of its portfolio companies will be increased as the restrictions as to resale end, the Registrant generally is a long-term holder if its investments and therefore does not necessarily liquidate them upon the expiration of these restrictions. As the Registrant cannot forecast the types of large-scale sales which generated significant profit in previous years, the Registrant does not typically rely on sales of this nature for its financing needs.

    The Registrant's largest investee company, RMI, is a publicly held company which conducts most of its business through its wholly-owned subsidiaries. The Registrant owns common stock, senior subordinated notes and convertible debentures in RMI which is one of the largest manufacturers of bicycles and is a leading producer of fitness equipment, toys and team sports equipment in the United States. Management of the Registrant devotes significant efforts and resources to providing managerial assistance to RMI.

    The seasonal nature of the RMI subsidiaries' sales imposes fluctuating demands on their cash flow, due to the temporary build-up of inventories in anticipation of, and receivables subsequent to, the peak seasonal period which historically has occurred around November of each year. In the past, the subsidiaries have relied heavily on revolving loan borrowings for working capital. These loans provided them with an immediate and continued source of liquidity. RMI's working capital increased significantly in 1993 as a result of the issuance of $51,745,000, 8% Convertible Subordinated Debentures (the "Debentures") and $100,000,000, 11.75% Senior Subordinated Notes (the "Notes").

    In addition, RMI utilizes asset-based credit facilities provided by lending institutions to provide for its fluctuating working capital needs. On October 2, 1995, RMI announced the signing of a three year loan and security agreement which provides for borrowings based on certain inventories, accounts receivable and capital expenditures, as well as funding for RMI's structured accounts receivable subsidiary. RMI anticipates this loan facility will meet all of its working capital needs through 1998. The Debentures, Notes and the loan and security agreement carry restrictive covenants which may limit RMI's ability to pay dividends to shareholders, including the Registrant.

    In preliminary reports for the year ended December 31, 1995, RMI anticipates net sales of approximately $730,000,000 with a net loss in excess of $9,000,000. This compares to 1994 net sales of $456,000,000, net earnings of $5,000,000 and earnings per share of $0.16 fully-diluted. At September 30, 1995, RMI's total assets were $579,957,000 and its total liabilities were $483,735,000 with shareholders' equity of $96,222,000. RMI's borrowings represented 61% of its total assets at September 30, 1995.

    As of December 31, 1995, the Registrant had made no other material commitments for capital expenditures or loans to investees. The Registrant expects that it will continue to sell certain of its investments, resulting in additional realized gains, during the remainder of the current year. At the discretion of the Board of Directors, the Registrant also may sell certain of its investments resulting in a realized loss in order to prevent further losses from occurring.

ITEM 7. FINANCIAL STATEMENTS.

    The financial statements are listed under Item 13.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    There have been no changes in or disagreements with accountants during the most recent two fiscal years.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACE OF THE REGISTRANT.

(a) Identification of Directors and Executive Officers

                                                              Length of
Name                    Age     Offices held                  Service
- ----                    ---     ------------                  ---------
Henry Fong              60      President, Treasurer,         Since Inception
                                Principal Executive,
                                Financial and Accounting
                                Officer and Director

Thomas B. Olson         30      Secretary                     Since 1988

Russell L. Casement     52      Director                      Since 1989

Aaron A. Grunfeld       49      Director                      Since 1991

    The directors of the Registrant are elected to hold office until the next annual meeting of the shareholders and until their respective successors have been elected and qualified. Officers of the Registrant are elected by the Board of Directors and hold office until their successors are duly elected and qualified.

    No arrangement exists between any of the above officers and directors pursuant to which any one of those persons was elected to such office or position.

    The Registrant has appointed an audit committee currently consisting of Dr. Casement as chairman and Mr. Grunfeld and a compensation committee currently consisting of Mr. Grunfeld as chairman and Dr. Casement.

    HENRY FONG. Mr. Fong has been the President, Treasurer and a director of the Registrant since inception. Since 1987 Mr. Fong has been the president, chief executive officer, treasurer and a director of Roadmaster Industries, Inc. a publicly-held investee of the Registrant. Mr. Fong has also been a director of Roadmaster Corporation since August 1987, Hamilton Lamp Corporation since
October 1989 and Flexible Flyer Industries, Inc. since September 1994. Since February 1991, Mr. Fong has served as the Chairman of the Board of Directors and Treasurer of MacGregor Sports and Fitness Inc., a publicly-held company engaged in the business of marketing and distributing a broad range of sports, recreational and fitness products under the MacGregor trademark. MacGregor Sports and Fitness, Inc. was formed for the purpose of acquiring, and, in fact, did in May 1991 acquire certain of the assets of MGS Acquisitions, Inc. in that company' s Chapter 11 bankruptcy proceedings. From 1959 to 1982 Mr. Fong served in various accounting, finance and budgeting positions with the Department of the Air Force. During the period from 1972 to 1981 he was assigned to senior supervisory positions at the Department of the Air Force headquarters in the Pentagon. In 1978, he was selected to participate in the Federal Executive
Development Program and in 1981, he was appointed to the Senior Executive Service. In 1970 and 1971, he attended the Woodrow Wilson School, Princeton University and was a Princeton Fellow in Public Affairs. Mr. Fong received the Air Force Meritorious Civilian Service Award in 1982. Mr. Fong is a certified public accountant. In March 1994, Mr. Fong was one of twelve CEO's selected as Silver Award winners in FINANCIAL WORLD magazine's corporate American "Dream Team."

    THOMAS B. OLSON. Mr. Olson has been Secretary of the Registrant since January 1988. Since February 1990, Mr. Olson has been a director, and since May 1994 Secretary, of Immune Response, Inc. a publicly held investee of the Registrant formerly engaged in laboratory medical testing and related research activities but which now is seeking other business opportunities. Mr. Olson has attended Arizona State University and the University of Colorado at Denver.

    RUSSELL L. CASEMENT. Dr. Casement has been a director of the Registrant since February 1989. In 1994, Dr. Casement became the President of ProMark, Inc. a privately-held investee of the Registrant which currently is inactive. Since 1969, Dr. Casement has been the president of his own private dental practice, Russell Casement, D.D.S., P.C., in Denver, Colorado. Dr. Casement earned a Doctor of Dental Science degree from Northwestern University in 1967. Dr. Casement is a member of the American Dental Association, the Colorado Dental Association and the Metro Denver Dental Association.

    AARON A. GRUNFELD. Mr.Grunfeld has been a director of the Registrant since November 1991. Mr. Grunfeld has been engaged in the practice of law for the past 25 years and has been a member of the firm of Resch, Polster, Alpert, and Berger, LLP, Los Angeles, California since November 1995. From April 1990 to November 1995, Mr. Grunfeld was a member of the firm of Spensley Horn Jubas & Lubitz, Los Angeles, California. Mr. Grunfeld received an A.B. in Political Science from UCLA in 1968 and a J.D. from Columbia University in 1971. He is a member of the California Bar Association.

(b) Significant Employees

    None

(c) Family Relationships

    Not applicable

(d) Involvement in Certain Legal Proceedings

    Not applicable

COMPLIANCE WITH SECTION 16 OF THE SECURITIES ACT OF 1934
- --------------------------------------------------------

    Section 16(a) of the Securities Exchange Act of 1934 ("Section 16") requires the Registrant's officers, directors and persons who own more than ten percent of the Registrant's voting securities to file reports of their ownership and changes in such ownership with the Securities and Exchange Commission (the "Commission"). Commission regulations also require that such persons provide the Registrant with copies of all Section 16 reports they file.

    Based solely upon its review of such reports received by the Registrant, or written representations from certain persons that they were not required to file any reports under Section 16, the Registrant believes that, during 1995, its officers and directors have complied with all Section 16 filing requirements.


ITEM 10. EXECUTIVE COMPENSATION.

(a) General

    Henry Fong, the President of the Registrant and the only officer of the Registrant whose total compensation exceeded $100,000 for the fiscal year ended December 31, 1995, received an annual salary of $183,013. Additionally, Mr. Fong receives an annual bonus which equals 3% of the Registrant's total assets at year end which bonus equaled $571,693 for the year ended December 31, 1995.

    On April 1, 1992, the Registrant obtained a life insurance policy with retirement benefits for Mr. Fong which pays his beneficiary $2,600,000 in the event of Mr. Fong's untimely death or provides for retirement benefits for Mr. Fong upon his retirement at or after age 65 utilizing the cash value of the policy at that time. This benefit is being provided to Mr. Fong in consideration of his thirteen years of service to the Registrant and in anticipation of his serving the Registrant until retirement. The Registrant has no other retirement or pension plan for Mr. Fong. The annual premium on this policy is $105,414 per year for seven years until March 30, 1999, and may be considered other future compensation to Mr. Fong. For the year ended December 31, 1995, $105,414 was paid toward the policy and an additional $59,586 was paid to Mr. Fong for deferred income taxes on the policy. Concurrently, the Registrant obtained a Key-man Life Insurance policy which pays the Registrant $3,000,000 in the event of Mr. Fong's death. The Registrant paid $11,510 on this policy in 1995 which is not considered compensation to Mr. Fong.

(b) Summary Compensation Table

    The following table sets forth information regarding compensation paid to the officers of the Registrant during the years ended December 31, 1995, 1994 and 1993:

                           SUMMARY COMPENSATION TABLE

                        Annual Compensation ($$)Long-Term
                                                                           Compensation
                                                                              Awards
(a)                    (b)          (c)           (d)          (e)              (g)               (I)
                                                              Other                               All
Name &                                                       Annual                              Other
Principal                         Salary         Bonus    Compensation        Options        Compensation
Position              Year          ($)           ($)          ($)           & SARs(#)            ($)
- --------              ----          ---           ---          ---           ---------            ---
Henry Fong            1995        183,013       571,693        -0-              -0-             165,000  <F1>
President,
Treasurer
Principal
Executive
Officer and
Accounting
Officer

Henry Fong            1994        183,013       669,536        -0-              -0-             165,000  <F1>


Henry Fong            1993        183,013       703,958        -0-            413,090           165,120  <F2>
- ---------

<F1>  Includes  payments  and tax  liability  on the life  insurance  policy  as explained more fully in "Item 10 (a) General" above.

<F2>  Includes  payments  and tax  liability  on the life  insurance  policy  as explained more fully in "Item 10 (a) General" above and partial use of a Registrant owned vehicle.

(c) Option/SAR Grants Table

    The Registrant made no grants of stock options or SARs during the year ended December 31, 1995.

(d) Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

(a)                         (b)                       (c)                       (d)                        (e)

                                                                             Number of
                                                                            Securities                  Value of
                                                                            Underlying                 Unexercised
                                                                            Unexercised               In-the-Money
                                                                           Options/SARs               Options/SARs
                          Shares                                           at FY-End (#)              at FY-End (#)
                        Acquired on                  Value                 Exercisable/               Exercisable/
Name                   Exercise (#)              Realized ($)              Unexercisable              Unexercisable
- ----                   ------------              ------------              -------------              -------------
Henry Fong                  -0-                       -0-                   413,090/-0-               $(77,454)/-0-

(e) Long Term Incentive Plans - - Awards in Last Fiscal Year.

    The Registrant has no long term incentive plans, and consequently has made no such awards.

(f) Compensation of Directors

    (1)           Standard Arrangements

    Beginning June 1, 1995, each independent member of the Registrant's Board of Directors, Messrs. Russell L. Casement and Aaron A. Grunfeld, receive $10,000 per year payable monthly and $500 for each Board of Director's meeting attended either in person or by telephone. Prior to June 1, 1995, each independent member of the board received $1,500 for each Board of Director's meeting attended either in person or by telephone. For the year ended December 31, 1995, Messrs. Casement and Grunfeld each received a total of $8,833. Each member of the Board of Directors also receives reimbursement for expenses incurred in attending board meetings.

    (2)           Other Arrangements

    1993 Stock Option Plan for Non-Employee Directors

    During 1993, the Registrant adopted and the Registrant's stockholders approved the Stock Option Plan for Non-Employee Directors (the "Directors' Plan") reserving an aggregate of 500,000 shares of Common Stock for issuance pursuant to the exercise of stock options (the "Options") which may be granted to non-employee directors of the Registrant. The Directors' Plan is for a ten year term commencing April 1, 1993. The Directors' Plan is designed to provide additional incentive for such persons to become independent directors of the Registrant, to reward independent directors for past services to the Registrant and to encourage such persons to remain associated with the Registrant. Under the terms of the Directors' Plan, each Non-Employee Director was automatically, as of the effective date of the Directors' Plan, granted an option to purchase 100,000 shares of Common Stock. Each director who first becomes a Non-Employee director after the effective date shall automatically, as of the Date 90 days following the date such director first becomes a non-employee director, be granted an option to purchase 100,000 shares of Common Stock. On the effective date, options to purchase an aggregate of 200,000 shares of Common Stock under the Director's Plan were granted to Non-Employee Directors. Both of the Registrant's two non-employee directors were granted an option to purchase 100,000 shares of the Registrants' Common Stock for an exercise price of $1.50 per share which was the last sales price of the common stock on the grant date of July 5, 1995, the date the Director's Plan received required approval by the Securities and Exchange Commission. No additional options can be granted under the Directors' Plan except to a director who first becomes a Non-Employee Director after the effective date. No discretionary grants can be made under the Directors' Plan.

    The Directors' Plan will be administered by the Compensation Committee (the "Committee") to be appointed by the Board or, at the Board's discretion, by the entire Board. The Committee must consist of at least two Directors, each of whom must be disinterested. In the absence of a designated and qualified Committee, the entire Board must serve as the Committee. Currently, the Directors' Plan is administered by the entire Board. The Committee has no authority or discretion to make additional grants under the Directors' Plan. Options granted under the Directors' Plan are not intended to qualify for special treatment under the Internal Revenue Code of 1986, as amended, and are intended to be non-qualified options. The Committee may adopt, amend and rescind such rules and regulations as in its opinion may be advisable for the administration of the Directors' Plan.

    Each option granted under the Directors' Plan shall not be exercisable for a period of six months following the date of grant. Thereafter, 50% of the option shall be exercisable for a period ending ten years from the date of grant and the remaining 50% of the option shall be exercisable ratably on a monthly basis over an 18 month period beginning on the seven month anniversary of the date of grant and shall be exercisable for a period ending ten years from the date of grant.

    The Committee also may construe the Directors' Plan and the provisions in the instruments evidencing Options granted under the Directors' Plan and is empowered to make all other determinations deemed necessary or advisable for the administration of the Directors' Plan. The Board may suspend, terminate, modify or amend the Directors' Plan, but without the approval of the holders of a majority of the voting shares of Common Stock represented at a meeting, and with the approval of the Securities and Exchange Commission, the Board may not increase the number of shares of Common Stock as to which Options may be granted to Directors of the Company, grant eligibility to Directors not included within the terms of the Directors' Plan prior to amendment, or increase the benefits to be received by the Directors of the Registrant who are participants under the Directors' Plan. The Board may not adversely affect the rights of any participant under any unexercised Option or any portion thereof without the consent of such participant. Unless sooner terminated by the Board, the Directors' Plan will terminate on March 31, 2003.

    The Directors' Plan provides that the purchase price per share for each Option on the date of the grant may not be less that fair market value of the Shares of Common Stock of the Registrant on the date of grant of the Option. The fair market value is defined under the Plan to be the last sales price of the Registrant's Common Stock on the date of grant as reported by NASDAQ/National Market System. In the absence of a reported price on the date of the grant, the Board, at its discretion, may select any reasonable method for the valuation of the shares so long as the value is note less than the net asset value.

    The term of any Option may not be greater than ten years. If an optionee ceases to be a director of the Registrant for any reason other than death, disability, retirement or termination for cause, the optionee may exercise all Options within three months following such cessation to the extent exercisable on the date of cessation. If an optionee is removed for cause, all Options held by him/her will terminate immediately.

    If an Optionee dies while a director of the Registrant, or during the three month period following termination as a director (other than for cause), or if the optionee retires or becomes disabled, the optionee's Options, unless previously terminated, may be exercised, whether or not otherwise exercisable, by the optionee or his legal representative or the person who acquires the

Options by bequest or inheritance at any time within one year following the date of death, disability or retirement of the optionee.

    Any Option granted under the Directors' Plan is not transferable by the optionee other than by will or by the laws of descent and distribution or pursuant to a qualified domestic relations order as defined by the Internal Revenue Code of 1986, as amended. During the lifetime of the optionee, Options may be exercised only by the optionee, and thereafter only by his legal representative.


(g) Employment Contracts and Termination of Employment and Change-in-Controls Arrangements

    On April 1, 1992, the Registrant obtained a life insurance policy on the Registrant's President, Henry Fong, which policy provides for a payment to Mr. Fong's beneficiary of $2,600,000 in the event of his untimely death or a retirement benefit to Mr. Fong of the cash value of the policy upon Mr. Fong's retirement from the Registrant at or after age 65 [See-Item 11. (a) "General." above]. The Registrant has no other compensation plan or arrangement with respect to any executive officer which plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment with the Registrant. The Registrant has no plan or arrangement with respect to any such persons which will result from a change in control of the Registrant or a change in the individual's responsibilities following a change in control.

(h) Report on Repricing of Options/SARs

    Not applicable


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) (b) Security Ownership of Certain Beneficial Owners and Security Ownership of Management.

    The following table contains information at March 27, 1996, as to the beneficial ownership of shares of the Registrant's Common Stock by each person who, to the knowledge of the Registrant at that date, was the beneficial owner of five percent or more of the outstanding shares of the class, each person who is a director of the Registrant and all persons as a group who are officers and directors of the Registrant and as to the percentage of outstanding shares so held by them at March 27, 1996. All of the share amounts listed below have been adjusted to reflect the one for two (1 for 2) reverse split of the Registrant's common stock which took effect on January 2, 1996 as explained more fully in
Part 1. Item 1(a) Business Development.

Name and address                               Amount and Nature of
of beneficial owner                         Beneficial Ownership <F1>          Percent of Class
- -------------------                         -------------------------          ----------------

Henry Fong                                  524,829   <F2>                     15.3%
7315 East Peakview Avenue
Englewood, Colorado 80111

Unnamed Association                         187,500                            5.8%
of Persons
c/o Gary L. Blum, Esq.
9595 Wilshire Blvd., Suite 511
Beverly Hills, California 90212

Russell L. Casement                         75,000   <F3>                      2.3%
1355 S. Colorado Blvd., Suite 320
Denver, Colorado 80222

Aaron A. Grunfeld                           59,800   <F3>                      1.8%
10390 Santa Monica Blvd, Fourth Floor
Los Angeles, California 90025

All officers and directors                  664,629   <F2><F3><F4>             18.8%
as a group (four persons)
- ----------

<F1> The beneficial owners exercise sole voting and investment power.

<F2> Includes 206,545 shares  underlying  options granted under the Registrant's
1993 Stock Option Plan.

<F3> Includes 50,000 shares underlying options granted under the Registrant's
1993 Stock Option Plan for Non-Employee Directors. [See also Item 10 (f)(2) "Other Arrangements"]

<F4> Includes 5,000 shares  underlying  options  granted under the  Registrant's
1993 Stock Option Plan.

(c) Changes in Control.

    The Registrant does not know of any arrangements, the operation of which may, at a subsequent date, result in a change in control of the Registrant.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a) Transactions with Management and Others.

    The Registrant currently leases approximately 1,800 square feet of office space in Greenwood Executive Park, 6400 South Quebec, Englewood, Colorado, from a partnership in which its president and his wife are sole partners, on terms comparable to the existing market for similar facilities. [See also Part I Item
2. Description of Property]

    During the year ended December 31, 1995, the President of the Registrant and his wife made three separate loans totaling $125,000 to the Registrant. These loans were due on demand and carried an interest rate of 10% per annum. The loans were repaid with interest prior to December 31, 1995.

(b) Information which May be Excluded

    Not applicable

(c) Parents of Registrant

    Not applicable

(d) Transactions with Promoters

    Not applicable

                                     PART IV


ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report immediately following the signature page.

1. Financial Statements and Supplementary Data.

                                                                   Page
                                                                   ----
    Report of Independent Certified Public Accountants             F-1
     Statements of Assets and Liabilities  at
     December 31, 1995, and 1994.................................. F-3
    Schedule of Investments at December 31, 1995
     and December 31, 1994........................................ F-5
    Statements of Changes in Stockholders' Equity for the
     Years Ended December 31, 1995 and 1994....................... F-11
    Statements of Operations for the Years ended
     December 31, 1995 and 1994................................... F-13
    Statements of Cash Flows for the Years Ended
     December 31, 1995 and 1994................................... F-15
    Notes to Financial Statements................................. F-17

2. Financial Statements Schedules.

                                                                   Page
                                                                   ----
    Schedule II - Valuation and Qualifying Accounts and Reserves.. S-1

3. Exhibits.

    3.1           Articles of Incorporation <F1>
    3.2           Bylaws <F1>
    10.5          1993 Stock Option Plan <F2>
    10.6          1993 Stock Option Plan for Non-Employee Directors <F2>
    10.7          Custody Agreement between Colorado National Bank
                   and the Registrant <F2>
- ----------

<F1>  Incorporated  by  reference from the like numbered exhibits filed with the
Registrant's Registration Statement on Form S-18, No. 2-82104-D effective April 11, 1983.

<F2>  Incorporated  by reference form the like numbered  exhibits filed with the
Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

(b) Reports on Form 8-K.

    A report on Form 8-K under Item 5. "Other Events" dated December 18, 1995 was filed during the quarter covered by this report relating to the Registrant's Annual Meeting of Shareholders held December 18, 1995.

                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:      March 29, 1996
           --------------

                                               EQUITEX, INC.
                                               (Registrant)


                                               By  /S/ HENRY FONG
                                               ----------------------------
                                               Henry Fong, President


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Date:      March 29, 1996                      /S/ HENRY FONG
           --------------                      ----------------------------
                                               Henry Fong, President,
                                               Treasurer and Director
                                               (Principal Executive, Financial,
                                               and Accounting Officer)





Date:      March 29, 1996                      /S/ RUSSELL L. CASEMENT
           --------------                      ----------------------------
                                               Russell L. Casement, Director





Date:      March 29, 1996                      /S/ AARON A. GRUNFELD
           --------------                      ----------------------------
                                               Aaron A. Grunfeld, Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Equitex, Inc.

     We have audited the accompanying statements of assets and liabilities and schedule of investments of Equitex, Inc. as of December 31, 1995 and 1994 and the related statements of changes in stockholders' equity, operations and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the 1995 and 1994 financial statements referred to above present fairly, in all material respects, the financial position of Equitex, Inc. at December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     As explained more fully in Note 1b., the financial statements at December 31, 1995 and 1994 include securities and receivables, valued at $3,006,173 (25.2% of net assets) and $1,940,005 (14.2% of net assets), respectively, whose values have been estimated by the Board of Directors in the absence of readily attainable market values. We have reviewed the procedures used by the Board of Directors in arriving at its estimate of value of such securities and receivables and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation of restricted securities and receivables, those estimated values may differ significantly from the values that would have been used had a ready market for the restricted securities and receivables existed, and had the precise recoverability of the receivables been determinable; and the differences could be material.

                                                                     (Continued)

Report of Independent Certified Public Accountants
Page Two


     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule on S-1 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the 1995 and 1994 financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                            Davis & Co., CPAs, P.C.
                                            Certified Public Accountants

Englewood, Colorado
March 22, 1996

                                  EQUITEX, INC.
                      Statements of Assets and Liabilities

                                                             December 31,
                                                             ------------
                                                          1995          1994
                                                          ----          ----
ASSETS
- ------
Investments, at fair value:
 Securities (cost of $3,470,057 and
   $3,347,750 in 1995 and 1994, respectively) ....    $18,376,939   $19,298,417
 Notes receivable, net of allowance
   for uncollectible accounts of $136,545
   and $636,545 in 1995 and 1994, respectively ...        126,195       626,010
 Accrued interest receivable, net of
   allowance for uncollectible interest of
   $120,617 and $105,690 in 1995 and
   1994, respectively ............................        120,031       105,236
 Trade receivables, net of allowance
   for uncollectible accounts of $7,095
   and $6,346 in 1995 and 1994, respectively .....         58,440        29,239
                                                      -----------   -----------
                                                       18,681,605    20,058,902

Cash .............................................        176,752        18,043

Accounts receivable - brokers ....................            918         1,474

Income taxes refundable ..........................        166,609       134,631

Furniture and equipment, net of
   accumulated depreciation of $111,615
   and $103,859 in 1995 and 1994, respectively ...         21,041        27,588

Other ............................................          9,533        12,700
                                                      -----------   -----------
                                                      $19,056,458   $20,253,338
                                                      ===========   ===========





                                                                     (Continued)

The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                      Statements of Assets and Liabilities

                                                            December 31,
                                                            ------------
                                                         1995          1994
                                                         ----          ----
LIABILITIES AND NET ASSETS

Liabilities
   Accounts payable and other
     accrued liabilities .........................    $   220,628   $   430,255
   Accounts payable to brokers ...................        889,841          --
   Accrued bonus to officer ......................        530,379       455,287
   Deferred revenue ..............................           --          19,826
   Deferred income taxes .........................      5,498,778     5,651,252
                                                      -----------   -----------
                                                        7,139,626     6,556,620
Commitments and contingencies (Notes 4, 7, 8 and 9)

Net Assets
   Preferred stock, par value $.01;
     2,000,000 shares authorized; no
     shares issued
   Common stock, par value $.01;
     15,000,000 shares authorized;
     6,448,930 shares issued;
     6,435,230 shares outstanding ................         64,489        64,489
   Additional paid-in capital ....................      4,447,175     4,452,053

   Retained earnings
     Accumulated deficit prior to
       becoming a BDC ............................       (118,874)     (118,874)
     Accumulated net investment loss .............    (11,439,353)  (10,369,823)
     Accumulated net realized gains from
       sales and permanent write-downs
       of investments ............................      9,895,044     9,863,812
     Unrealized net gains on investments
       (net of deferred income taxes of
       $5,813,684 and $6,120,760 in 1995
       and 1994, respectively) ...................      9,093,197     9,829,907
   Less: treasury stock at cost
       (13,700 shares) ...........................        (24,846)      (24,846)
                                                      -----------   -----------
                                                       11,916,832    13,696,718
                                                      -----------   -----------
                                                      $19,056,458   $20,253,338
                                                      ===========   ===========


The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                             Schedule of Investments
                                December 31, 1995

                                                Number              Cost
                                                  of               and/or        Fair
Company                                      Shares Owned          Equity        Value
- -------                                      ------------          ------        -----
CONTROLLED COMPANIES
Common Stocks, Units and Warrants -
  Public Market Method of Valuation (c)(e)
- ------------------------------------------
MacGregor Sports & Fitness, Inc.
  Sporting Goods                             1,180,566(c)      $    11,737   $ 2,479,189
                                             150,000(b)            150,000       354,375
                                             513,480               532,024     1,317,181
                                             47,000 units          101,111       229,125
                                             40,000 warrants        10,404        67,500
Preferred Stock - Private Market
  Method of Valuation (e)
- --------------------------------
MacGregor Sports & Fitness
  Sporting Goods                             1,000 Series C(c)     500,000     2,100,000

AFFILIATED COMPANIES
Common Stocks - Public Market
  Method of Valuation (c)(e)
- -----------------------------
Roadmaster Industries, Inc.
  Manufacturer of Bicycles, Junior
  Wheel Goods and Fitness Equipment          5,100,000(c)        1,093,702    10,901,250
                                             5,437(b)               10,000        11,622
Other - Public Market Method
  of Valuation
- ----------------------------
Roadmaster Industries, Inc.
  Manufacturer of Bicycles, Jr.              Sr. Subordinated
  Wheel Goods and Fitness Equip.              Notes-11.75%          37,793        34,876
                                             Subordinated
                                              Debentures-8%         88,116        84,000
   Sub-Total-CONTROLLED AND                                    -----------   -----------
   AFFILIATED COMPANIES                                        $ 2,534,887   $17,579,118
                                                               -----------   -----------

UNAFFILIATED COMPANIES
Common Stocks - Public Market
  Method of Valuation
- -----------------------------
Diametrics Medical
  Medical Technology                         20,000                204,387        97,500
Cambridge Holdings
  Real Estate                                87,209                 34,000        29,974
Therapy Lasers
  Medical Products                           96                      1,217            12
Meditech Pharmaceuticals, Inc.
  Antiviral Products                         500,000                40,000         5,000
Meteor Industries
  Petroleum Distributor                      15,120                 68,257        30,240
Racotek
  Medical Technology                         10,000                 63,129        52,500
Audio King
  Consumer Electronics                       25,000                 65,629        62,500

                                                                  (Continued)
                                      F-5

                                  EQUITEX, INC.
                        Schedule of Investments (Page 2)
                                December 31, 1995

                                                Number              Cost
                                                  of               and/or        Fair
Company                                      Shares Owned          Equity        Value
- -------                                      ------------          ------        -----
UNAFFILIATED COMPANIES (Continued)
Common Stocks - Public Market
  Method of Valuation
- ----------------------------------
Health Tech International
  Employee Testing Systems                   100               $   156,527   $     3,925
LaMan Corporation
  Manufacturer-Decontamination Devices       8,500 units            55,250        19,125
                                             28,000                 61,264        31,500
Boca Raton Capital
  Capital Formation                          4,000                  20,135         9,000
LaBarge, Inc.
  Manufacturing Electronic
  Devices/Cables                             10,000                 11,875        35,000
Skydoor, Inc.
  Entertainment                              50,000(b)              50,000        18,750

Common Stocks - Private Market
  Method of Valuation (a)(e)
- ------------------------------
All Systems Go
  Software Development                       20,000(b)              25,000        25,000
Mesquite Gaming
  Gaming Development                         10,000(b)              38,500        38,500
Ocean Power Technology
  Energy Development                         35,714(b)              40,000        89,285
                                             100,000                    --       250,000
Warrants (f)(e)
- ---------------
Nations Mart
  Mass Merchant Consumer Services            10,000                     --            10
                                                               -----------   -----------
  Sub-total
  UNAFFILIATED COMPANIES                                           935,170       797,821
                                                               -----------   -----------
  Total
  ALL COMPANIES                                                $ 3,470,057   $18,376,939
                                                               ===========   ===========


                                                                     (Continued)

                                  EQUITEX, INC.
                        Schedule of Investments (Page 3)
                                December 31, 1995

Restrictions as to Resale
- -------------------------
(a) Non-public company whose securities are privately owned. The Board of Directors determines fair value in good faith using cost information, but also taking into consideration the impact of such factors as available financial information of the investee, the nature and duration of any restrictions on resale, and other factors which influence the market in which a security is purchased and sold.

(b) May be sold under the provisions of Rule 144 of the Securities Act of 1933 after an initial two year holding period expires.

(c) Since the Company is a greater than five percent shareholder, it may be affected by a sales limitation of one percent of the investee's outstanding common stock during any three-month period.

(e) Since these securities have certain restrictions as to resale, the Board of Directors determines fair value in good faith using public market information, but also taking into consideration the impact of such factors as available financial information of the investee, the nature and duration of restrictions on the disposition of securities, and other factors which influence the market in which a security is purchased and sold.

(f) Valued at higher of cost or fair market value of underlying stock less exercise price, subject to valuation adjustments as determined in good faith by the Board of Directors, taking into consideration the impact of such factors as available financial information of the investee, the nature and duration of any restrictions on resale, and other factors which influence the market in which a security is purchased and sold.












The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                             Schedule of Investments
                                December 31, 1994

                                                Number              Cost
                                                  of               and/or        Fair
Company                                      Shares Owned          Equity        Value
- -------                                      ------------          ------        -----
AFFILIATED COMPANIES
Common Stocks - Public Market
  Method of Valuation (c)(e)
- -----------------------------
Roadmaster Industries, Inc.
  Manufacturer of Bicycles, Junior
  Wheel Goods and Fitness Equipment          5,085,000(c)      $ 1,047,913   $17,161,875
                                             5,437(b)               10,000        18,350
MacGregor Sports & Fitness, Inc.
  Sporting Goods                             1,220,566(c)           12,135       680,893
  (formerly Sports Acquisition Corp.)        150,000(b)            150,000        83,678
                                             333,480               338,062       186,033
                                             22,000 units           63,915        16,362
                                             40,000 warrants        10,404         1,314
                                                               -----------   -----------
  Sub-Total
  AFFILIATED COMPANIES                                           1,632,429    18,148,505
                                                               -----------   -----------

UNAFFILIATED COMPANIES
Common Stocks - Public Market
  Method of Valuation
- -----------------------------
Ajay Sports, Inc.
  Manufacture/Market-Golf Products           35,000                 29,750        13,125
Actava Group, Inc.
  Consumer Goods                             14,000                107,786       131,250
Gaming Corporation of America
  Casino Development                         156,862               249,999       176,470
Greenwich Air Services
  Airplane Engine Repair                     37,000                326,753       222,000
Winners Entertainment
  Gaming Development                         125,000               250,000       148,437
Cambridge Holdings
  Real Estate                                87,209                 34,000        24,527
Medici
  Medical Products                           96                      1,217            12
Meditech Pharmaceuticals, Inc.
  Antiviral Products                         500,000                40,000        10,000
Meteor Industries
  Petroleum Distributor                      17,000                 82,884        80,750
Nations Mart
  Mass Merchant Consumer Services            15,000(b) units       105,000        11,750


                                                                     (Continued)

                                  EQUITEX, INC.
                        Schedule of Investments (Page 2)
                                December 31, 1994

                                                Number              Cost
                                                  of               and/or        Fair
Company                                      Shares Owned          Equity        Value
- -------                                      ------------          ------        -----
UNAFFILIATED COMPANIES (Continued)
Common Stocks - Public Market
  Method of Valuation
- -----------------------------
USA Health Tech
  Employee Testing Systems                   78,478                156,527         9,810
LaMan Corporation
  Manufacturer-Decontamination Devices       8,500 units            55,250         6,290
                                             36,000                 78,770        13,500
Boca Raton Capital
  Capital Formation                          4,000                  20,135         8,000
LaBarge, Inc.
  Manufacturing Electronic Devices/Cable     20,000                 23,750        24,750
Vegas Chips
  Gaming Technology Development              50,000(b)              50,000        30,938
Touchstone Software
  Software Development                       20,000                     --        26,250

Common Stocks - Private Market
  Method of Valuation (a)(e)
- ------------------------------
All Systems Go
  Software Development                       20,000(b)              25,000        25,000
Mesquite Gaming
  Gaming Development                         10,000(b)              38,500        38,500
Ocean Power Technology
  Energy Development                         35,714(b)              40,000        38,928
                                             100,000                    --       109,000

Warrants (f)(e)
- ---------------
LaBarge, Inc.
  Manufacturing Electronic
  Devices/Cables                             7,500                      --            --
Nations Mart
  Mass Merchant Consumer Services            10,000                     --           625
                                                               -----------   -----------
  Sub-total
  UNAFFILIATED COMPANIES                                         1,715,321     1,149,912
                                                               -----------   -----------
  Total
  ALL COMPANIES                                                $ 3,347,750   $19,298,417
                                                               ===========   ===========


                                                                     (Continued)

                                  EQUITEX, INC.
                        Schedule of Investments (Page 3)
                                December 31, 1994

Restrictions as to Resale
- -------------------------
(a) Non-public company whose securities are privately owned. The Board of Directors determines fair value in good faith using cost information, but also taking into consideration the impact of such factors as available financial information of the investee, the nature and duration of any restrictions on resale, and other factors which influence the market in which a security is purchased and sold.

(b) May be sold under the provisions of Rule 144 of the Securities Act of 1933 after an initial two year holding period expires.

(c) Since the Company is a greater than five percent shareholder, it may be affected by a sales limitation of one percent of the investee's outstanding common stock during any three-month period.

(e) Since these securities have certain restrictions as to resale, the Board of Directors determines fair value in good faith using public market information, but also taking into consideration the impact of such factors as available financial information of the investee, the nature and duration of restrictions on the disposition of securities, and other factors which influence the market in which a security is purchased and sold.

(f) Valued at higher of cost or fair market value of underlying stock less exercise price, subject to valuation adjustments as determined in good faith by the Board of Directors, taking into consideration the impact of such factors as available financial information of the investee, the nature and duration of any restrictions on resale, and other factors which influence the market in which a security is purchased and sold.













The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                  Statements of Changes in Stockholders' Equity
                 For the Years Ended December 31, 1995 and 1994

                                                                       Accumulated
                                                                        (Deficit)
                                                            Additional   Prior to
                               Common Stock      Treasury    Paid-in     Becoming
                            Shares     Amount     Stock      Capital      a BDC
                           ---------   -------  ----------  ----------  ----------
Balance at Dec. 31, 1993   6,293,742   $62,937  $ (24,846)  $4,108,005  $(118,874)

Issuance of common stock
  in January 1994 in
  exchange for cash of
  $2.16 per share ......     110,000     1,100                 236,500

Issuance of common stock
  in June 1994 at $2.39
  per share to officer/
  director in exchange
  for note .............      45,188       452                 107,548

Net investment loss

Net realized gain
  on investments

Unrealized gain on
  investments

Balance at Dec. 31, 1994   6,448,930    64,489    (24,846)   4,452,053   (118,874)
                           ---------    ------    --------   ---------   ---------
Legal costs of
  private placement ....                                        (4,878)

Net investment loss

Net realized gain
  on investments

Unrealized gain
  on investments
                           ---------   -------  ----------  ----------  ----------
Balance at Dec. 31, 1995   6,448,930   $64,489  $ (24,846)  $4,447,175  $(118,874)
                           =========   =======  ==========  ==========  ==========

(a) Also includes permanent write-downs of investments


The accompanying notes are a part of this statement.

                                                                     (Continued)
                                      F-11

                                  EQUITEX, INC.
                  Statements of Changes in Stockholders' Equity
                 For the Years Ended December 31, 1995 and 1994
                                    (Page 2)

                                         Accumulated
                                          Realized     Accumulated
                           Accumulated    Net Gains    Unrealized    Total
                              Net         From Sales      Net        Stock-
                           Investment     of Invest-   Apprec. on    holders'
                              Loss        ments(a)     Investments   Equity
                          -------------  -----------   -----------  -----------
Balance at Dec. 31, 1993  $ (9,254,003)  $ 9,720,375   $11,731,860  $16,225,454

Issuance of common stock
  in January 1994 in
  exchange for cash of
  $2.16 per share ......                                                237,600


Issuance of common stock
  in June 1994 at $2.39
  per share to officer/
  director in exchange
  for note .............                                                108,000

Net investment loss ....    (1,115,820)                              (1,115,820)

Net realized gain ......                     143,437                    143,437
  on investments

Unrealized gain on
  investments ..........                                (1,901,953)  (1,901,953)
                          -------------  -----------   ------------  -----------
Balance at Dec. 31, 1994   (10,369,823)    9,863,812     9,829,907   13,696,718


Legal costs of
  private placement ....                                                 (4,878)

Net investment loss ....    (1,069,530)                              (1,069,530)

Net realized gain
  on investments .......                      31,232                     31,232

Unrealized gain
  on investments .......                                  (736,710)    (736,710)
                          -------------  -----------   -----------  ------------
Balance at Dec. 31, 1995  $(11,439,353)  $ 9,895,044   $ 9,093,197  $11,916,832
                          =============  ===========   ===========  ============

(a) Also includes permanent write-downs of investments


The accompanying notes are a part of this statement.

                                  EQUITEX, INC
                            Statements of Operations

                                                         For the years ended
                                                            December 31,
                                                            ------------
                                                         1995          1994
                                                         ----          ----
Revenues
  Interest and dividends .........................    $    69,465   $   145,058
  Consulting fees ................................        163,826       183,653
  Administrative fees ............................         61,331        82,548
  Miscellaneous ..................................         13,568        26,476
                                                      -----------   -----------
                                                          308,190       437,735
Expenses
  Salaries and consulting fees ...................        345,166       365,882
  Officers' bonus ................................        571,693       607,620
  Office rent ....................................         30,871        50,180
  Legal and accounting ...........................         71,150       169,512
  Settlement of litigation and related costs .....           --          99,243

  Advertising and promotion ......................          2,629        20,933
  Other general and administrative ...............        203,039       220,740
  Interest .......................................         29,033        16,665
  Bad debt expense ...............................         27,093       312,119
  Depreciation and amortization ..................          9,650         9,527
  Employee benefits ..............................        209,545       205,749
                                                      -----------   -----------
                                                        1,499,869     2,078,170
                                                      -----------   -----------

Net investment loss ..............................     (1,191,679)   (1,640,435)
                                                      -----------   -----------
Net realized gain on investments and
  net unrealized gain on investments:
  Proceeds from sales of investments .............      1,280,513     1,041,297
  Less: cost of investments ......................      1,249,281       876,770
                                                      -----------   -----------
    Realized gain from sales of investments ......         31,232       164,527
  Permanent write-down of investments ............          (--)        (21,090)
                                                      -----------   -----------
    Realized gain on investments before
    income taxes .................................         31,232       143,437
                                                      -----------   -----------
    Net investment (loss) and realized gain
    on investments before income taxes ...........     (1,160,447)   (1,496,998)

  Less: income taxes (provision) benefit
    Current ......................................        151,079       131,753
    Deferred.......................................       (28,930)      392,862
                                                      -----------   -----------
                                                          122,149       524,615
                                                      -----------   -----------

The accompanying notes are a part of this statement.                 (Continued)

                                  EQUITEX, INC
                       Statements of Operations (Page 2)

                                                         For the years ended
                                                            December 31,
                                                            ------------
                                                         1995          1994
                                                         ----          ----
Net investment (loss) and realized gain
  on investments after income taxes ..............    $(1,038,298)  $  (972,383)


(Decrease) in unrealized
   appreciation of investments ...................     (1,043,785)   (2,139,454)
Less income tax benefit applicable
   to (decrease) in unrealized
   appreciation of investments
      Deferred ...................................        307,075       237,501
                                                      -----------   -----------
                                                         (736,710)   (1,901,953)
                                                      -----------   -----------
Net (decrease) in net assets
   resulting from operations .....................    $(1,775,008)  $(2,874,336)
                                                      ===========   ===========
(Decrease) in net assets per
   share - primary ...............................    $      (.28)  $      (.45)
                                                      ===========   ===========
Weighted average number of common shares .........      6,412,322     6,410,057
                                                      ===========   ===========
(Decrease) in net assets per
   share - fully-diluted .........................    $      (.25)  $      (.41)
                                                      ===========   ===========
















The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                            Statements of Cash Flows

                                                         For the years ended
                                                            December 31,
                                                            ------------
                                                         1995          1994
                                                         ----          ----
Cash flows from operating activities:
  Net change in net assets .......................    $(1,775,008)  $(2,874,336)
    Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization ..............          9,650         9,527
      Provision for bad debts on notes
        receivable ...............................         10,000       244,029
      Realized (gain) on sale of investments .....        (31,232)     (164,527)
      Write-down of worthless investments ........           --          21,090
      Unrealized loss on investments .............      1,043,785     2,139,454
      Donation of stock of investee company ......            398         1,182
Proceeds from sales of investments ...............      1,281,164     1,041,297
Purchases of investments .........................     (1,371,589)   (1,111,273)
Decrease in certificates of deposit ..............           --         202,978
Issuance of notes receivable .....................       (170,185)      (37,435)
Collections of notes receivable ..................        660,000       250,000
Changes in assets and liabilities:
  (Increase) in interest receivable ..............        (14,795)      (21,736)
  Decrease in accounts receivable-broker .........            556         4,776
  Decrease in accounts receivable-related entity .           --          35,305
  (Increase) decrease in other assets ............          3,167        (2,146)
  (Increase) decrease in trade receivables .......        (29,201)       47,749
  Decrease in accounts receivable - other ........           --          73,440

  (Increase) in income taxes refundable ..........        (31,978)     (134,631)

  Increase (decrease) in accounts payable
    and other accrued liabilities ................       (209,627)       35,893
  (Decrease) in deferred revenue .................        (19,826)      (39,653)
  (Decrease) in accrued income taxes .............           --        (174,371)
  (Decrease) in interest payable .................           --            (233)
  Increase in accounts payable to brokers ........        889,841          --
  (Decrease) in deferred income taxes ............       (152,474)     (599,122)
  Increase in amounts due to officer .............         75,092       183,028
                                                      -----------   -----------
  Net cash provided (used) by operating
    activities ...................................        167,738      (869,715)

Cash flows from investing activities:
  Purchase of furniture and equipment ............         (4,151)       (1,634)
                                                      -----------   -----------
Net cash (used) by investing activities ..........         (4,151)       (1,634)


The accompanying notes are a part of this statement.                 (Continued)

                                  EQUITEX, INC.
                        Statements of Cash Flows (Page 2)

                                                         For the years ended
                                                            December 31,
                                                            ------------
                                                         1995          1994
                                                         ----          ----
Cash flows from financing activities:
  Common stock issued for cash ...................           --         237,600
  Repayment of notes payable .....................       (100,000)     (235,984)
  Proceeds from issuance of notes payable ........        100,000       160,000
  Legal costs of private placement ...............         (4,878)         --
                                                      -----------   -----------
  Net cash provided (used) by
    financing activities .........................         (4,878)      161,616

Increase (decrease) in cash ......................        158,709      (709,733)

Cash, beginning of period ........................         18,043       727,776
                                                      -----------   -----------
Cash, end of period ..............................    $   176,752   $    18,043
                                                      ===========   ===========

Supplemental disclosures of cash flow information:
    Interest paid ................................    $    23,141   $    10,531
                                                      ===========   ===========
    Interest received ............................    $    36,837   $    35,426
                                                      ===========   ===========
    Income taxes paid (refunded) .................    $  (284,773)  $   184,235
                                                      ===========   ===========
Non cash transactions:
  Stock issued to officer in exchange
    for note payable .............................    $      --     $   108,000
                                                      ===========   ===========








The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                        Notes to the Financial Statements

Note 1:  SIGNIFICANT  ACCOUNTING POLICIES
Significant  accounting policies are as follows:

a.   BUSINESS HISTORY
     Equitex, Inc. (the "Company") was incorporated under the laws of the State of Delaware on January 19, 1983. On July 30, 1984 the Company elected to become a "Business Development Company" (BDC), as that term is defined in the Small Business Investment Incentive Act of 1980, which Act is an amendment to the Investment Company Act of 1940. This change resulted in the Company becoming a specialized type of investment company. Consistent with this change in type of business entity, the Company changed its method of valuation of investments from cost to fair value.

b.   INVESTMENT VALUATION
     The fair value method adopted in 1984 provides for the Company's Board of Directors to be responsible for the valuation of the Company's investments, including notes receivable and interest receivable. Fair value is the value which could reasonably be expected to be realized in a current arm's length sale. Investments are carried at fair value using the following four basic methods of valuation:

     1. Cost - The cost method is based on the original cost to the Company adjusted for amortization of original issue discounts, accrued interest for certain capitalized expenditures of the corporation, and other adjustments as determined to be appropriate by the Board of Directors in good faith taking into consideration such factors as available financial information of the investee, the nature and duration of any restrictions as to resale, and other factors which influence the market in which a security is purchased and sold. Such method is to be applied in the early stages of an investee's development until significant positive or adverse events subsequent to the date of the original investment require a change to another method.
     2. Private market - The private market method uses actual or proposed third party transactions in the investee's securities as a basis for valuation, utilizing actual firm offers as well as historical transactions, provided that any offer used is seriously considered and well documented by the investee, and adjusted (if applicable) by the Board of Directors in good faith taking into consideration such factors as available financial information of the investee, the nature and duration of any restrictions as to resale, and other factors which influence the market in which a security is purchased and sold.

     3. Public market - The public market method is the preferred method of valuation when there is an established public market for the investee's securities. In determining whether the public market method is sufficiently established for valuation purposes, the Company examines the trading volume, the number of shareholders and the number of market makers in the investee's securities, along with the trend in trading volume as compared to the Company's proportionate share of the investee's securities. Investments in unrestricted securities that are traded in the over-the- counter market are generally valued at the high bid price on the last day

                                  EQUITEX, INC.
                        Notes to the Financial Statements

Note 1:  SIGNIFICANT ACCOUNTING POLICIES (Continued)

of the year. If the security is restricted as to resale or has significant escrow provisions or other significant restrictions, appropriate adjustments are determined in good faith by the Board of Directors taking into consideration such factors as available financial information of the investee, the nature and duration of restrictions on the ultimate disposition of securities, and other factors which influence the market in which a security is purchased and sold.

     4. Appraisal - The appraisal method is used to value an investment position after analysis of the best available outside information where there is no established public or private market in the investee's securities.

c.   STATEMENT OF CASH FLOWS
     Consistent with the reporting requirements of a BDC, cash and cash equivalents consist only of demand deposits in banks and cash on hand. Financial statement account categories such as investments and notes receivable, which relate to the Company's activity as a BDC, are included as operating activities in the statement of cash flows.

d.   FURNITURE AND EQUIPMENT
     Expenditures for furniture and equipment and for renewals and betterments which extend the originally estimated economic life of assets or convert the assets to a new use are capitalized at cost. Expenditures for maintenance, repairs and other renewals of items are charged to expense. When items are disposed of, the cost and accumulated depreciation are eliminated from the accounts and any gain or loss is included in the results of operations.

     The provision for depreciation is calculated using the straight-line method over a five or seven year life.

e.   SECURITIES TRANSACTIONS
     Purchases and sales of securities transactions are accounted for on the trade date which is the date the securities are purchased or sold. The cost of securities sold is reported on the first-in first-out cost basis for financial statement purposes.

f.   REVENUE RECOGNITION
     Due to the uncertainty of collection, the Company recognizes all types of consulting fee revenues from portfolio companies (except for Roadmaster
Industries and Deucalion Research) as cash is received. All other types of revenues are recognized on the accrual basis.

g.   INCOME TAXES
     The Company is not entitled to the special treatment available to regulated investment companies and is taxed as a regular corporation for Federal and state income tax purposes. Until 1986, the Company had made no provision for income taxes because of financial statement and tax losses. Effective January 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes". The adoption of the new accounting statement had no significant effect on the tax provision or net income for 1993.

                                  EQUITEX, INC.
                        Notes to the Financial Statements

Note 1:  SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.   RECLASSIFICATIONS
     Certain reclassifications have been made to the December 31, 1994 financial statements to conform to the December 31, 1995 presentation.

i.   NET ASSETS PER SHARE
     In accordance with the fair value accounting method used by regulated investment companies, net assets (total stockholders' equity) per share at December 31, 1995 and 1994 were as follows:

                                  Number of Shares
Basis                            1995          1994           1995        1994
- -----                            ----          ----           ----        ----
Primary ................       6,435,230     6,435,230     $   1.73    $   2.13
                               =========     =========     ========    ========
Fully diluted ..........       7,058,320     7,058,320     $   1.57    $   1.94
                               =========     =========     ========    ========

Note 2:  DETAIL OF RECEIVABLES AND SOURCES OF REVENUE

a.  RECEIVABLES
     Receivables are from the following types of companies at December 31, 1995 and 1994, respectively.

                                       Portfolio Companies
                              ------------------------------------
                                                          Less
                                                         Than 5%
                              Controlled    Affiliated    Owned         Total
                              ----------    ----------  ----------    ---------
1995
- ----
Notes receivable ...........  $  252,020     $ 10,250   $      470    $ 262,740
Interest receivable ........     240,063          532           53      240,648
Trade receivables ..........       7,469       18,368       39,698       65,535
Less:  allowances for
  uncollectible receivables     (249,776)     (13,140)      (1,342)    (264,258)
                              ----------     --------   ----------    ---------
                              $  249,776     $ 16,010   $   38,879    $ 304,665
                              ==========     ========   ==========    =========
1994
- ----
Notes receivable ...........               $1,252,020   $   10,535   $1,262,555
Interest receivable ........                  210,473          454      210,927
Trade receivables ..........                    9,501       26,084       35,585
Less:  allowances for
  uncollectible receivables                  (736,910)     (11,671)    (748,581)
                              ----------   ----------   ----------   ----------
                              $            $  735,084   $   25,402   $  760,486
                              ==========   ==========   ==========   ==========

Included in notes receivable and interest receivable above are amounts totaling $492,083 and $735,084 at December 31, 1995 and 1994, respectively, which have been valued at fair value and whose collectibility cannot be determined due to future events (such as the success of investees' public offerings and the ability of an investee to successfully market its licensing rights), the outcome of which cannot be determined at this time.

                                  EQUITEX, INC.
                        Notes to the Financial Statements

Note 2:  DETAIL OF RECEIVABLES AND SOURCES OF REVENUE (Continued)

b.   SOURCES OF REVENUES
     Sources of revenues are from the following types of companies for the year ended December 31, 1995 and 1994, respectively.

                             Portfolio Companies
                      --------------------------------
                                                Less
                                               Than 5%
                      Controlled  Affiliated   Owned        Other      Total
                      ----------  ----------   -------      -----      -----
1995
- ----
Interest ..........    $ 50,296    $    515    $  --      $ 32,222    $ 83,033
Consulting fees ...        --       163,826       --       240,648     163,826
Administrative fees        --        18,368       --            55      61,331
                       --------    --------    -------    --------    --------
                       $ 50,296    $225,617    $  --      $ 32,277    $308,190
                       ========    ========    =======    ========    ========
1994
- ----
Interest ..........    $   --      $ 99,845    $22,842    $ 48,847    $171,534
Administrative fees        --       183,653       --          --       183,653
Consulting fees ...        --        80,513      1,058         977      82,548
                       --------    --------    -------    --------    --------
                       $   --      $364,011    $23,900    $ 49,824    $437,735
                       ========    ========    =======    ========    ========

During 1995 two investee companies accounted for 65% and 16%, respectively, of the Company's total revenues of $308,190.

Note 3:  INVESTMENTS

     Investments consist of holdings of securities in and receivables of publicly and privately held companies. The Company has representation on the boards of directors of four of its investee companies. Several investments are in companies in which there is either direct or indirect ownership or control of five percent or more of the outstanding voting shares.

a.   INVESTMENT IN ROADMASTER INDUSTRIES, INC.
     At December 31, 1993 the Company had the following options or warrants to purchase RMI's common stock.

                             Per Share
Number of Shares           Exercise Price        Expiration Date
- ----------------           --------------        ---------------
37,500                          $1.50            January 19, 1994

     The  warrants  were  exercised  on January 17,  1994.  Also during 1994 the
Company purchased 5,000 shares of RMI's common stock on the open market, received 5,437 shares in exchange for 10,000 privately held shares of International Sports & Fitness, Inc., and purchased 60,000 shares in a private transaction with an investor. During 1995 the Company purchased 15,000 shares of RMI on the open market and $50,000 and $100,000 (face value) of RMI's 11 3/4% Senior Subordinated Notes and 8% Subordinated Debentures, respectively.

     During each of 1995 and 1994 the Company recorded consulting fees from RMI of $144,000. During 1995 and 1994, the Company also recorded administrative fees from RMI totaling $60,648 and $76,629, respectively.

                                  EQUITEX, INC.
                        Notes to the Financial Statements

Note 3:  INVESTMENTS (Continued)

b.   INVESTMENT IN MACGREGOR SPORTS & FITNESS, INC. (MACGREGOR) FORMERLY
SPORTS ACQUISITION CORPORATION (SAC)
     During 1991, the Company received 1,213,511 shares of SAC common stock and 1,536,489 SAC warrants in exchange for consulting services rendered on SAC's behalf. In January of 1992, Sports Acquisition Corporation merged with Vida Ventures, Ltd., and formed a new entity, MacGregor Sports & Fitness, Inc., which fully assumed SAC's obligations to the Company. The Company returned to SAC 955,049 of the SAC warrants that were not exercised by December 31, 1991. During 1992, the Company's SAC shares were converted into 1,220,556 shares of common stock of MacGregor and the Company purchased another 27,000 shares on the open market. During 1993, the Company purchased 150,000 shares directly from MacGregor, 58,480 shares from another investor, and another 110,000 shares on the open market. During 1994, the Company purchased 160,000 shares and 40,000 warrants on the open market. During 1995 the Company purchased 180,000 shares and 25,000 units on the open market.

     In 1991 the Company guaranteed a $3,500,000 term loan with SAC's lender relative to Sports Acquisition Corporation's (SAC's) successful acquisition of certain assets of MacGregor Sporting Goods, Inc. from U.S. Bankruptcy Court on May 9, 1991. As guarantor of the above mentioned debt, the Company made total debt payments of $875,010 during November and December 1991, and additional debt payments of $375,010 during July 1992 on MacGregor's behalf. 1,077,500 and 400,000 shares of the Company's Roadmaster stock were sold relative to the debt payments of 1991 and 1992, respectively. The Company recorded these payments as notes receivable from MacGregor. At December 31, 1994 the balance of these notes was $1,252,020 with related accrued interest receivable of $210,473. In May of 1995 the Company exchanged $1,000,000 of the outstanding Notes Receivable for 1,000 shares of Series C preferred stock. Starting in May of 1996, each share of Series C preferred stock can be converted into 1,000 shares of common stock at a per share conversion price equal to the lesser of 80% of the market price at date of exchange or $1.00. During 1995 MacGregor both borrowed and paid back an additional $160,000 resulting in a note balance of $252,020 at December 31, 1995 and interest receivable of $240,063.

     During 1995 and 1994 the Company recorded a total of $-0- and $3,884, respectively, from MacGregor for consulting and administrative fees. At December 31, 1995 and 1994, MacGregor owes a remaining balance for unpaid fees of $281,500 to the Company. This balance due will not be recorded as revenue until received pursuant to the Company's revenue recognition policy discussed in Note 1f., herein.

     On January 16, 1996, MacGregor signed a definitive agreement to merge with Technical Publishing Solutions, Inc. (TPSI) through a tax-free exchange of common stock. After the merger, expected to be completed during the second quarter of 1996, former MacGregor shareholders will own 45% of the combined entity. TPSI was formed in 1990 and provides integrated solutions to large corporations for the management and distribution of business critical information contained in documents using proprietary and standard internet technologies.

                                  EQUITEX, INC.
                        Notes to the Financial Statements

Note 4:  COMMON STOCK

a.   STOCK OPTIONS
     Effective April 1, 1993 the Company adopted two stock option plans: the 1993 Stock Option Plan (the "Option Plan") and the 1993 Stock Option Plan for Non-Employee Directors (the "Directors' Plan").

     Effective April 1, 1993 the Company's Board of Directors granted options to purchase a total of 423,090 shares of common stock under the Option Plan to an officer/director and an officer of the Company. These options are exercisable at $1.50 per share and expire March 31, 1998. The Option Plan and the options granted thereunder were approved by the Company's stockholders on December 28, 1993.

     Under the terms of the Directors' Plan, each non-employee director of the Company was automatically granted as of July 5, 1995, an option to purchase 100,000 shares of common stock at an exercise price of $1.50 per share. These options expire ten years from the date of grant. The Directors' Plan and the options granted thereunder were also approved by the Company's stockholders on December 28, 1993.

b.   TREASURY STOCK
     On October 21, 1992, the Board of Directors authorized the development of a plan whereby the Company could repurchase up to 1,000,000 shares of its own common stock in the open market. Since then the Company has purchased 13,700 shares of its common stock on the open market for $24,846.

Note 5:  INCOME TAXES

     The (provision) benefit for income taxes for the years ended December 31, 1995 and 1994, consists of the following:

                                           December 31,
                                        1995          1994
                                        ----          ----
Current:
Federal .........................    $ (15,530)    $(109,059)
State ...........................         --            --
Benefit of net operating loss
 carryback/carryforward .........      166,609       240,812
                                     ---------     ---------
Total current (provision) benefit    $ 151,079     $ 131,753
                                     =========     =========
Deferred:
Accrued unpaid bonus .............   $ (59,050)    $ 177,561
Bad debt expense .................      (6,113)      124,164
Previously recognized revenues ...        --          (6,463)
Other ............................      36,234        97,600
                                     ---------     ---------
Total deferred (provision) benefit   $ (28,930)    $ 392,862
                                     =========     =========

                                  EQUITEX, INC.
                        Notes to the Financial Statements

Note 5:  INCOME TAXES (Continued)

     Deferred taxes reflect the tax effects of differences between the amounts recorded as assets and liabilities for financial reporting purposes and the amounts recorded for income tax purposes. The tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

                                                      December 31,
                                                  1995            1994
                                                  ----            ----
Deferred tax assets:
Accrued liabilities not currently deductible  $   211,846     $   177,561
Allowance for uncollectible notes,
interest and trade receivables .............      103,060         291,947
                                              -----------     -----------
Total deferred tax assets ..................      314,906         469,508
                                              -----------     -----------
Deferred tax liabilities:
Tax on unrealized gain on investments          (5,813,684)     (6,120,760)
                                              -----------     -----------
Total deferred tax liabilities .............   (5,813,684)     (6,120,760)
                                              -----------     -----------
Net deferred tax liability .................  $(5,498,778)    $(5,651,252)
                                              ===========     ===========

     A significant portion of the deferred tax assets at December 31, 1995 are expected to be recovered through the carryback of amounts which will become deductible when paid.

     Tax years prior to 1991 are "closed" to adjustments by the running of the statute of limitations. The Company's federal income tax return for 1991 has been examined by the IRS with no changes. An agreement is in the process of being finalized with the IRS Appeals Division regarding the deductibility of certain expenses on the Company's 1992 federal income tax return. The Company has made adequate provision for the assessment of additional taxes relative to this agreement, which are not significant.

Note 6:  RELATED PARTY TRANSACTIONS

a.   OFFICE RENTAL
     The Company rents office space on a month-to-month basis for $2,500 per month from Beacon Investments, a partnership in which the Company's President and his wife are the sole partners.

b.   BONUSES TO OFFICERS
     In November, 1989 the Board of Directors adopted a bonus arrangement whereby the Company's President is entitled to an annual bonus equal to 3 percent of the Company's total assets as of each year end. All bonuses are paid out of the Company's cash flow. The unpaid portion of these bonuses, amounts totaling $501,482 and $455,287 have been accrued as a "Bonus to officer" in the December 31, 1995 and 1994 balance sheets, respectively. During 1995 and 1994 the Company's Corporate Secretary also received bonuses of $20,992 and $13,496, respectively.

c.   DIRECTORS' FEES
     During 1995 and 1994, respectively, the Company paid $8,833 and $6,000 to each of its two outside directors for their attendance at the four meetings held each year.

                                  EQUITEX, INC.
                          Notes to Financial Statements

Note 7:  CONTINGENCIES AND COMMITMENTS

a.   LITIGATION
     In September, 1990 a civil complaint was filed against the Company and one of its officers and directors, among others, in which monetary relief and statutory interest was being sought, and a civil penalty was also being sought against one of its officers and directors. This complaint was settled out of court by the officer/director for $128,387 on August 19, 1994. Pursuant to the indemnification provisions contained in the Company's Certificate of Incorporation, the Company indemnified Henry Fong, an officer of the Company, with respect to $99,243 of the aforementioned settlement and certain legal fees incurred. Other litigation relating to a portfolio company was also settled out of court for $75,000, which was paid on May 2, 1994.

b.   PLEDGES OF INVESTEE COMMON STOCK
     As of December 31, 1995, 400,000 shares of the Company's Roadmaster common stock were pledged to be committed to escrow for a period of five years under a performance guarantee clause in the Letter of Merger Intent between MacGregor and TPSI. See Note 3b., herein. This commitment will be effected only if the two entities merge. The Company's President is also the Chairman of the Board of MacGregor.

Note 8:  OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

     The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of its portfolio companies. These financial instruments consist primarily of financial guarantees including pledges of the Company's investment portfolio. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the financial statements.

     Financial guarantees are conditional commitments issued by the Company to guarantee the payment of certain liabilities of portfolio companies to third parties.

     These guarantees are issued primarily to support borrowing arrangements, and are scheduled to expire, subject to extension as follows:

                                             Expiration               Maximum
Type of Guarantee                               Date                Credit Loss
- -----------------                            ----------             -----------
Guarantee of certain indebtedness
of Roadmaster under an Urban
Development Action Grant agreement
dated August 30,1983                            2003                $1,118,000

                                  EQUITEX, INC.
                          Notes to Financial Statements

Note 8:  OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK (Continued)

     At December 31, 1995, the Company's primary concentration of credit risk relates to its notes receivable (and related accrued interest receivable), which are generally unsecured and its investments in certain portfolio companies, certain of which are highly leveraged companies within the United States and which are involved in the sporting goods and manufacturing industries. Consideration was given to the financial position of these portfolio companies when determining the appropriate fair values at December 31, 1995 and 1994.

Note 9:  RETIREMENT PLAN FOR OFFICER

     As part of the President's total compensation package, the Company purchased a whole life insurance policy on April 1, 1992 in order to provide compensation for the President's retirement. The Company pays an annual premium of $105,413 per year for 7 years on behalf of the President and also reimburses the President each year for the personal income tax on this additional compensation.

     Should the President die prior to age sixty-five, the policy pays a $2,601,139 death benefit to his spouse. Upon retirement, provided the President is at least age sixty-five, the cash surrender value and death benefit rider become the President's property.

     For the year ended December 31, 1995, the Company paid $105,413 in premiums and $59,586 of additional compensation to the President for related income taxes.

Note 10:  SUBSEQUENT EVENT - REVERSE STOCK SPLIT
     At a meeting which occurred on December 18, 1995, the Company's stockholders approved a reverse stock split effective January 2, 1996, whereby each two shares of $.01 par value common stock will be exchanged for one share of $.02 par value common stock.

                                  EQUITEX, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                   SCHEDULE II



COLUMN A                  COLUMN B         COLUMN C         COLUMN D    COLUMN E
- --------                  --------         --------         --------    --------
                                           Additions
                                           ---------
                           Balance               Charged                 Balance
                          Beginning   Charged    to Other                at End
                             of       to Costs/  Accounts-   Deduc-        of
                           Period     Expenses   Describe    tions       Period
                          ---------   ---------  --------    ------      ------
For the year ended
  Dec. 31, 1995:
Allowance for un-
  collectible accounts
Notes receivable .....    $636,545   $ 10,000    $          $510,000    $136,545
Interest receivable ..     105,690     16,344                  1,417     120,617
Accounts receivable ..       6,346        749                              7,095

For the year ended
  Dec. 31, 1994:
Allowance for un-
  collectible accounts
Notes receivable .....    $392,517   $244,028    $          $           $636,545
Interest receivable ..      33,312     72,378                            105,690
Accounts receivable ..       4,384      1,962                              6,346
















The accompanying notes are a part of this schedule.