Form 10QSB
period 1996-03-31
EQUITEX INC
filed 1996-05-15
CIK 716101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended MARCH 31, 1996


             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from to

                           Commission File No. 0-12374


                                  EQUITEX, INC.
                                  -------------
             (Exact Name of Registrant as Specified in its Charter)


Delaware                                                              84-0905189
- --------                                                              ----------
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)


7315 East Peakview Avenue
Englewood, Colorado                                                        80111
- -------------------------                                                  -----
(Address of principal executive offices)                              (Zip code)


                                 (303) 796-8940
                                 --------------
               (Registrant's telephone number including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.    Yes [ X ]   No [   ]


Number of shares of common stock outstanding at May 1, 1996: 3,217,615

                                  EQUITEX, INC.


Part 1.     FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

     The accompanying interim unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-KSB Report (filed with the Securities and Exchange Commission) for the year ended December 31, 1995.

                                  EQUITEX, INC.
                      Statements of Assets and Liabilities

                                                       Mar. 31,       Dec. 31,
                                                         1996           1995
                                                      -----------    -----------
                                                      (Unaudited)
ASSETS

Investments, at fair value:

 Securities (cost of $3,456,931 and
   $3,470,057 in 1996 and 1995, respectively) ....    $17,196,658    $18,376,939
 Notes receivable, net of allowance
   for uncollectible accounts of $136,360
   and $136,545 in 1996 and 1995, respectively ...        126,010        126,195
 Accrued interest receivable, net of
   allowance for uncollectible interest of
   $113,431 and $120,617 in 1996 and
   1995, respectively ............................        112,618        120,031
 Trade receivables, net of allowance
   for uncollectible accounts of $7,163
   and $7,095 in 1996 and 1995, respectively .....         20,555         58,440
                                                      -----------    -----------
                                                       17,455,841     18,681,605

Cash .............................................         31,805        176,752

Accounts receivable - brokers ....................          9,752            918

Income taxes refundable ..........................        166,609        166,609

Furniture and equipment, net of
   accumulated depreciation of $112,439
   and $111,615 in 1996 and 1995, respectively ...         20,278         21,041

Other ............................................         46,706          9,533
                                                      -----------    -----------
                                                      $17,730,991    $19,056,458
                                                      ===========    ===========





                                                                     (Continued)
The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                      Statements of Assets and Liabilities

                                                       Mar. 31,       Dec. 31,
                                                         1996           1995
                                                      -----------    -----------
                                                      (Unaudited)
LIABILITIES AND NET ASSETS

Liabilities
   Accounts payable and other
     accrued liabilities .........................    $   229,368    $   220,628
   Accounts payable to brokers ...................        903,436        889,841
   Accrued bonus to officer ......................        613,184        530,379
   Deferred income taxes .........................      5,068,036      5,498,778
                                                      -----------    -----------
                                                        6,813,954      7,139,626


Net Assets
   Preferred stock, par value $.01;
     2,000,000 shares authorized; no
     shares issued
   Common stock, par value $.02;
     7,500,000 shares authorized;
     3,224,465 shares issued;
     3,217,615 shares outstanding ................         64,489         64,489
   Additional paid-in capital ....................      4,447,175      4,447,175

   Retained earnings
     Accumulated deficit prior to
       becoming a BDC ............................       (118,874)      (118,874)
     Accumulated net investment loss .............    (11,725,983)   (11,439,353)
     Accumulated net realized gains from
       sales and permanent write-downs
       of investments ............................      9,893,773      9,895,044
     Unrealized net gains on investments
       (net of deferred income taxes of
       $5,358,494 and $5,813,684 in 1996
       and 1995, respectively) ...................      8,381,233      9,093,197
   Less: treasury stock at cost
       (13,700 shares) ...........................        (24,846)       (24,846)
                                                      -----------    -----------
                                                       10,916,967     11,916,832
                                                      -----------    -----------
                                                      $17,730,991    $19,056,458
                                                      ===========    ===========


The accompanying notes are a part of this statement.

                                 EQUITEX, INC.
                             Schedule of Investments
                                March 31, 1996
                                  (Unaudited)

                                                Number              Cost
                                                  of               and/or        Fair
Company                                      Shares Owned          Equity        Value
- -------                                      ------------          ------        -----
CONTROLLED COMPANIES
Common Stocks, Units and Warrants -
  Public Market Method of Valuation (c)(e)
- ------------------------------------------
MacGregor Sports & Fitness, Inc.
  Sporting Goods                             1,180,566(c)      $    11,737   $ 2,833,358
                                             150,000(b)            150,000       360,000
                                             513,480               532,024     1,232,351
                                             47,000 units          101,111       178,600
                                             40,000 warrants        10,404        62,000
Preferred Stock - Private Market
  Method of Valuation (e)
- --------------------------------
MacGregor Sports & Fitness
  Sporting Goods                             1,000 Series C(c)     500,000     2,400,000

AFFILIATED COMPANIES
Common Stocks - Public Market
  Method of Valuation (c)(e)
- -----------------------------
Roadmaster Industries, Inc.
  Manufacturer of Bicycles, Junior
  Wheel Goods and Fitness Equipment          5,100,000(c)        1,093,702     9,180,000
                                             5,437(b)               10,000         9,787
Other - Public Market Method
  of Valuation
- ----------------------------
Roadmaster Industries, Inc.
  Manufacturer of Bicycles, Jr.              Sr. Subordinated
  Wheel Goods and Fitness Equip.              Notes-11.75%          37,793        36,930
                                             Subordinated
                                              Debentures-8%         88,116        70,375
   Sub-Total-CONTROLLED AND                                    -----------   -----------
   AFFILIATED COMPANIES                                        $ 2,534,887   $16,363,402
                                                               -----------   -----------

UNAFFILIATED COMPANIES
Common Stocks - Public Market
  Method of Valuation
- -----------------------------
Diametrics Medical
  Medical Technology                         20,000                204,387       125,000
Cambridge Holdings
  Real Estate                                87,209                 34,000        38,154
Therapy Lasers
  Medical Products                           96                      1,217            18
Meditech Pharmaceuticals, Inc.
  Antiviral Products                         500,000                40,000         5,000
Meteor Industries
  Petroleum Distributor                      15,120                 68,257        34,020
Racotek
  Medical Technology                         10,000                 63,129        47,500
Audio King
  Consumer Electronics                       20,000                 52,503        50,000

                                                                  (Continued)
                                      F-4

                                  EQUITEX, INC.
                        Schedule of Investments (Page 2)
                                March 31, 1996
                                  (Unaudited)

                                                Number              Cost
                                                  of               and/or        Fair
Company                                      Shares Owned          Equity        Value
- -------                                      ------------          ------        -----
UNAFFILIATED COMPANIES (Continued)
Common Stocks - Public Market
  Method of Valuation
- ----------------------------------
Health Tech International
  Employee Testing Systems                   100               $   156,527   $       280
LaMan Corporation
  Manufacturer-Decontamination Devices       8,500 units            55,250        21,250
                                             28,000                 61,264        35,000
Boca Raton Capital
  Capital Formation                          4,000                  20,135         3,000
LaBarge, Inc.
  Manufacturing Electronic
  Devices/Cables                             10,000                 11,875        46,250
Skydoor, Inc.
  Entertainment                              50,000(b)              50,000        25,000

Common Stocks - Private Market
  Method of Valuation (a)(e)
- ------------------------------
All Systems Go
  Software Development                       20,000(b)              25,000        25,000
Mesquite Gaming
  Gaming Development                         10,000(b)              38,500        38,500
Ocean Power Technology
  Energy Development                         35,714(b)              40,000        89,285
                                             100,000                    --       250,000
Warrants (f)(e)
- ---------------
Nations Mart
  Mass Merchant Consumer Services            10,000                     --            --
                                                               -----------   -----------
  Sub-total
  UNAFFILIATED COMPANIES                                           922,044       833,257
                                                               -----------   -----------
  Total
  ALL COMPANIES                                                $ 3,456,931   $17,196,658
                                                               ===========   ===========

                                                                     (Continued)
                                       F-5

                                  EQUITEX, INC.
                        Schedule of Investments (Page 3)
                                March 31, 1996
                                  (Unaudited)

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

                                                                  (Continued)
                                      F-7

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
                                                               ===========   ===========

                                                                     (Continued)
                                       F-8

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

                                  EQUITEX, INC.
                            Statements of Operations
                                   (Unaudited)

                                                          For the three months
                                                            ended March 31,
                                                          1996           1995
                                                          ----           ----
Revenues
   Interest and dividends ........................    $    32,337    $    26,345
   Consulting fees ...............................         36,000         45,913
   Administrative fees ...........................         14,107         18,440
   Miscellaneous .................................          8,656          1,990
                                                      -----------    -----------
                                                           91,100         92,688

Expenses
   Salaries and consulting fees ..................         85,445         84,228
   Officer's bonus ...............................        132,982        128,314
   Office rent ...................................          7,500          8,371
   Legal and accounting ..........................         26,105         25,638
   Employee benefits .............................         38,075         36,729
   Advertising and promotion .....................            452            455
   Other general and administrative ..............         47,068         45,450
   Interest ......................................         20,532          4,582
   Bad debt expense ..............................         (7,304)        12,821
   Depreciation and amortization .................          2,427          2,384
                                                      -----------    -----------
                                                          353,282        348,972

Net investment loss ..............................       (262,182)      (256,284)

Net realized gain on investments
   and net unrealized gain on investments:

   Proceeds from sales of investments ............         11,855        567,300
   Less: cost of investments .....................         13,126        385,162
                                                      -----------    -----------

Net realized gain (loss) on investments
   before income taxes ...........................         (1,271)       182,138

Net investment loss and net realized gain
   (loss) on investments before income taxes .....       (263,453)       (74,146)

Income tax benefit (provision) - current .........                        61,703
Income tax benefit (provision) - deferred ........        (24,448)       (33,966)
                                                      -----------    -----------

Net investment loss and net realized
   gain (loss) on investments ....................       (287,901)       (46,409)

                                                                     (Continued)
The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                        Statements of Operations (Page 2)
                                   (Unaudited)

                                                          For the three months
                                                            ended March 31,
                                                          1996           1995
                                                          ----           ----
Increase (decrease) in unrealized
   appreciation on investments ...................    $(1,167,155)   $(2,905,602)

Less income tax benefit (provision)
   applicable to decrease (increase) in
   realized appreciation .........................        455,190      1,035,915
                                                      -----------    -----------
                                                         (711,965)    (1,869,687)
                                                      -----------    -----------

Net increase (decrease) in net assets
   resulting from operations .....................    $  (999,866)   $(1,916,096)
                                                      ===========    ===========

(Decrease) in net assets per share ...............    $      (.31)   $      (.60)
                                                      ===========    ===========

Weighted average number of common shares .........      3,217,615      3,217,615
                                                      ===========    ===========














The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                          For the three months
                                                            ended March 31,
                                                          1996           1995
                                                          ----           ----
Cash flows from operating activities:
   Net change in net assets ......................    $  (999,866)   $(1,916,096)
      Adjustments to reconcile net change in
      net assets to net cash provided by
      operating activities:
        Depreciation and amortization ............          2,427          2,384
        Provision for bad debts on notes receivable        (7,304)
        Realized (gain) loss on sale of investments         1,271       (182,138)
        Unrealized loss on investments ...........      1,167,155      2,905,602
   Proceeds from sales of investments ............         11,855        567,300
   Purchase of investments .......................           --          (82,984)
   Repayment of notes receivable .................            370
   Changes in assets and liabilities:
      (Increase) in interest receivable ..........         14,599        (12,562)
      (Increase) in other assets .................            905         (2,098)
      (Increase) decrease in trade receivables ...         (1,060)        (1,959)
      (Increase) decrease in accounts
        receivable - brokers .....................         (8,834)         1,474
      (Increase) in income taxes refundable ......                       (61,703)
      Increase (decrease) in accounts payable and
        other accrued liabilities ................          8,740       (106,603)
      Increase in accounts payable to brokers ....         13,595           --
      Decrease in deferred revenue ...............           --           (9,913)
      Increase in accrued bonus to officer .......         82,805        (41,506)
      (Decrease) in provision for deferred
        income taxes .............................       (430,742)    (1,001,949)
                                                      -----------    -----------

      Net cash provided (used) by operating
        activities ...............................       (144,084)        57,249

Cash flows from investing activities:
   Purchase of furniture and equipment ...........         (1,663)          --
   Increase in deposit ...........................            800           --
                                                      -----------    -----------

      Net cash (used) by investing activities ....           (863)          --

                                                                     (Continued)
The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                        Statements of Operations (Page 2)
                                   (Unaudited)

                                                          For the three months
                                                            ended March 31,
                                                          1996           1995
                                                          ----           ----
Cash flows from financing activities:
   Issuance of notes payable .....................    $              $    75,000
   Repayment of notes payable ....................                       (75,000)
   Common stock issued for cash ..................           --               --
                                                      -----------    -----------

       Net cash provided by financing activities .             --             --

Increase (decrease) in cash ......................       (144,947)        57,249

Cash, beginning of period ........................        176,752         18,043
                                                      -----------    -----------

Cash, end of period ..............................    $    31,805    $    75,292
                                                      ===========    ===========

Supplemental disclosures of cash flow information:
       Interest paid .............................    $    20,532    $     4,582
                                                      ===========    ===========

       Interest received .........................    $    37,936    $       962
                                                      ===========    ===========








The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                     Selected Notes to Financial Statements
                                 March 31, 1996
                                   (Unaudited)


Note 1:     REVERSE STOCK SPLIT

     At a meeting which occurred on December 18, 1995, the Company's stockholders approved a reverse stock split effective January 2, 1996, whereby each two shares of $.01 par value common stock were exchanged for one share of $.02 par value common stock. All share amounts in the financial statements, herein, reflect this reverse stock split.

Note 2:     PLEDGE OF INVESTEE STOCK

     In April 1996 the Company loaned to Roadmaster Industries, Inc. (RMI) 556,734 shares of the Company's MacGregor Sports & Fitness, Inc. common shares. These shares are pledged as collateral on behalf of RMI, relative to a RMI bank loan.

PART I.     FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     LIQUIDITY AND CAPITAL RESOURCES. The Registrant's cash position decreased by $144,947 at March 31, 1996 as compared to an increase of $57,249 for March 31, 1995. Net cash used by operating activities was $144,084 for 1996 as compared to $57,249 provided in the first quarter of 1995. The change in cash provided by operating activities was primarily due to lower proceeds from sales of investments.

     In connection with its investments, the Registrant is required, from time to time, to make loans to its investees in order to protect its investments. As a result of these loans, the Registrant carried notes receivable of $126,010 and $126,195 at March 31, 1996 and December 31, 1995, respectively.

     Of the Registrant's liabilities of $6,813,954 at March 31, 1996, the Registrant had no amounts due to banks. Of those liabilities, 74% or $5,068,036, is deferred income taxes, primarily for the Registrant's unrealized appreciation on investments, leaving $1,745,918 in other liabilities. This compares to total liabilities of $7,139,626, deferred income taxes of $5,498,778 and other liabilities of $1,640,848 at December 31, 1995. The Registrant is not obligated to discharge a significant portion of its current liabilities in the near future; however, the Registrant intends to extinguish these liabilities to make other investments as cash flow permits.

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

     The Registrant's liquidity is affected primarily by the business success, securities prices and marketability of its investee companies and by the amount and timing of any new or incremental investments it makes. The Registrant believes that its present liquidity and capital resources are adequate to finance anticipated needs arising from or relating to its business in the 1996 year due to its increased ability to sell portions of its investee companies' stock positions as restrictions on their ability to be sold end. Although the Registrant expects that its ability to liquidate portions of its portfolio companies will be increased as the restrictions as to resale end, the Registrant generally is a long-term holder of its investments and therefore does not necessarily liquidate them upon the expiration of these restrictions. As the Registrant cannot forecast the types of large-scale sales which generated significant profit in previous years, the Registrant does not typically rely on sales of this nature for its financing needs.

PART I.     FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

     The Registrant's largest investee company, RMI, is a publicly held-company which conducts most of its business through its wholly-owned subsidiaries. The Registrant owns common stock, senior subordinated notes and convertible debentures in RMI which is one of the largest manufacturers of bicycles and is a leading producer of fitness equipment, toys and team sports equipment in the United States. Management of the Registrant devotes significant efforts and resources to providing managerial assistance to RMI.

     The seasonal nature of the RMI subsidiaries' sales imposes fluctuating demands on their cash flow, due to the temporary build-up of inventories in anticipation of, and receivables subsequent to, the peak seasonal period which historically has occurred around November of each year. In the past, the subsidiaries have relied heavily on revolving loan borrowings for working capital. These loans provided them with an immediate and continued source of liquidity. RMI's working capital decreased slightly (approximately $6,000,000) in 1995.

     In addition, RMI utilizes asset-based credit facilities provided by lending institutions to provide for its fluctuating working capital needs. On October 2, 1995, RMI announced the signing of a three year loan and security agreement which provides for borrowings based on certain inventories, accounts receivable and capital expenditures, as well as funding for RMI's structures accounts receivable subsidiary. RMI anticipates this loan facility will meet all of its working capital needs through 1998. The Debentures, Notes and the loan and security agreement carry restrictive covenants which may limit RMI's ability to pay dividends to shareholders, including the Registrant.

     For the year ended December 31, 1995, RMI had net sales of approximately $731,000,000 with a net loss of approximately $51,000,000 and a loss per share of $(1.04) primary and fully diluted. This compares to 1994 net sales of
$456,000,000 net earnings of $5,000,000 and earnings per share of $0.16 fully-diluted. At December 31, 1995, RMI's total assets were $577,107,000 and its total liabilities were $521,583,000 with shareholders' equity of $55,524,000. RMI's borrowings represented 64% of its total assets at December 31, 1995.

     As of March 31, 1996, the Registrant had made no other material commitments for capital expenditures or loans to investees. The Registrant expects that it will continue to sell certain of its investments, resulting in additional realized gains, during the remainder of the current year. At the discretion of the Board of Directors, the Registrant also may sell certain of its investments resulting in a realized loss in order to prevent further losses from occurring.

     In April 1996 the Company loaned to Roadmaster Industries, Inc. (RMI) 556,734 shares of the Company's MacGregor Sports & Fitness, Inc. common shares. These shares are pledged as collateral on behalf of RMI, relative to a RMI bank loan.

PART I.     FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

     RESULTS OF OPERATIONS. Revenues for the three months ended March 31, 1996 were $91,100 as compared to $92,688 for the three months ended March 31, 1995. The Registrant receives consulting fees on both a monthly contract basis as well as on a per transaction basis when assisting investees with acquisitions, refinancing or restructuring. The Registrant received $144,000 in annual consulting fees from RMI during the past two years which comprises the majority of the consulting fee revenue in 1995 and all of it in 1996.

     Overall the total revenue is fairly comparable. There is decreased consulting fees but an increase in interest and dividend income received from investee companies. In addition, in 1996 the Company received $14,100 in payments on notes receivable which had been written off in prior years. This amount is included as miscellaneous revenue.

     The realized loss on investments before income taxes for the three months ended March 31, 1996 was $(1,271) as compared to a gain of $182,138 for the same period in 1995. The Registrant's sales activity in 1996 was very minimal as compared to the first quarter of 1995 when investments with a cost basis totaling $315,162 were sold. In addition, the lack of sales of large portions of the Registrant's lower cost long-term investments as described above contributed to the higher net investment loss (and/or less realized gain on investments after taxes), and may do so in future periods in the absence of such sales. While the restrictions as to resale on many of the Registrant's investments continue to diminish, the opportunity for the sale of large portions of the investments cannot be predicted.

     Expenses for the three months ended March 31, 1996 were $262,182 as compared to $256,284 in 1995, an increase of 2%. While the Registrant's expenses increased just slightly in most categories, bad debt expense decreased by $20,125. This was mostly offset by an increase in interest expense of $15,950 as a result of the Company maintaining margin account balances at brokerage firms. The Registrant currently believes that expenses for the remainder of the year ending December 31, 1996 will continue at levels similar to those of 1995.

     At March 31, 1996, unrealized appreciation of investments decreased $1,167,155 as compared to a decrease of $2,905,602 at March 31, 1995. The lower decrease in 1996 over 1995 is attributed to the decrease of $1,734,656 in the market price of the Registrant's largest investee, RMI, at March 31, 1996, not being as significant as the decrease in RMI's market value in the first quarter of 1995. In addition, in the first quarter of 1996, the decrease in fair market value of Roadmaster was partially offset by an increase of $518,939 in the fair market value of the Company's second largest investee, MacGregor Sports & Fitness, Inc. There was no similar increase in the first quarter of 1995. As there is no way to predict the future value of the Registrant's investment portfolio, the Registrant cannot predict future changes in the unrealized value of its investment portfolio. The net increase in net assets resulting from operations decreased $996,866 for 1996 as compared to a decrease of $1,916,096 for the same period in 1995.

PART I.     FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

     With the acquisition of RMI in 1987, the Registrant began concentrating on investments in more mature investee companies. Due to this change, the Registrant's net asset value and cash flows have fluctuated as a result of the market fluctuations of a few larger investees, particularly RMI. As the Registrant increases the number of its investments in more mature companies, the Registrant's net asset value and cash flows should become less susceptible to the market fluctuations of fewer investee companies. During the past three years, the Registrant has been concentrating its efforts on enhancing the value of its existing portfolio companies and therefore has not made any major new investments. Until such time as more of these mature investments are added, the Registrant will continue to be susceptible to market fluctuations.

PART II.     OTHER INFORMATION

Item 1.      Legal Proceeding
              None

Item 2.      Changes in Securities
              None

Item 3.      Defaults Upon Senior Securities
              None

Item 4.      Submission of Matters to a Vote of Security Holders
              None

Item 5.      Other Information
              None

Item 6.      Exhibits and Reports of Form 8-K

              (a)  None

              (b)  No reports on Form 8-K were filed during the current quarter

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  EQUITEX, INC.

                                  (Registrant)



                                   By /S/ HENRY FONG
                                      -----------------------------------
                                      Henry Fong
                                      President, Treasurer and Chief
                                      Financial Officer


Date: May 13, 1996