Form 10QSB
period 1996-06-30
EQUITEX INC
filed 1996-08-14
CIK 716101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended JUNE 30, 1996


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.    Yes ( X )   No (   )


Number of shares of common stock outstanding at August 1, 1996: 3,217,615

                                  EQUITEX, INC.


Part 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL  STATEMENTS

     The accompanying interim unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-KSB Report (filed with the Securities and Exchange Commission) for the year ended December 31, 1995.

                                  EQUITEX, INC.
                      Statements of Assets and Liabilities



                                                       June 30,       Dec. 31,
                                                         1996           1995
                                                      -----------    -----------
                                                      (Unaudited)
ASSETS

Investments, at fair value:

 Securities (cost of $3,834,224 and
   $3,470,057 in 1996 and 1995, respectively) ....    $19,030,583    $18,376,939
 Notes receivable, net of allowance
   for uncollectible accounts of $10,350
   and $136,545 in 1996 and 1995, respectively ...           --          126,195
 Accrued interest receivable, net of
   allowance for uncollectible interest of
   $1,071 and $120,617 in 1996 and
   1995, respectively ............................           --          120,031
 Trade receivables, net of allowance
   for uncollectible accounts of $3,611
   and $7,095 in 1996 and 1995, respectively .....          4,916         19,563
                                                      -----------    -----------
                                                       19,035,499     18,642,728

Cash .............................................        888,243        176,752

Accounts receivable - brokers ....................            780            918

Income taxes refundable ..........................        166,609        166,609

Furniture and equipment, net of
   accumulated depreciation of $116,491
   and $111,615 in 1996 and 1995, respectively ...         17,828         21,041

Prepaid expenses .................................         19,592          9,533

Other ............................................         33,678         38,877
                                                      -----------    -----------
                                                      $20,162,229    $19,056,458
                                                      ===========    ===========


                                                                     (Continued)

The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                      Statements of Assets and Liabilities



                                                       June 30,       Dec. 31,
                                                         1996           1995
                                                      -----------    -----------
                                                      (Unaudited)
LIABILITIES AND NET ASSETS

Liabilities
   Accounts payable and other
     accrued liabilities .........................    $   210,999    $   220,628
   Accounts payable to brokers ...................        641,920        889,841
   Accrued bonus to officer ......................        510,806        530,379
   Deferred income taxes .........................      5,764,718      5,498,778
                                                      -----------    -----------
                                                        7,128,443      7,139,626

Contingency (Note 2)

Net Assets
   Preferred stock, par value $.01;
     2,000,000 shares authorized; no
     shares issued
   Common stock, par value $.02;
     7,500,000 shares authorized;
     3,224,465 shares issued;
     3,217,615 shares outstanding ................         64,489         64,489
   Additional paid-in capital ....................      4,447,175      4,447,175

   Retained earnings
     Accumulated deficit prior to
       becoming a BDC ............................       (118,874)      (118,874)
     Accumulated net investment loss .............    (11,877,453)   (11,439,353)
     Accumulated net realized gains from
       sales and permanent write-downs
       of investments ............................     11,273,516      9,895,044
     Unrealized net gains on investments
       (net of deferred income taxes of
       $5,926,580 and $5,813,684 in 1996
       and 1995, respectively) ...................      9,269,779      9,093,197
   Less: treasury stock at cost
       (6,850 shares) ............................        (24,846)       (24,846)
                                                      -----------    -----------
                                                       13,033,786     11,916,832
                                                      -----------    -----------
                                                      $20,162,229    $19,056,458
                                                      ===========    ===========


The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                             Schedule of Investments
                                  June 30, 1996
                                   (Unaudited)



                                           Number               Cost
                                             of                and/or          Fair
Company                                 Shares Owned           Equity          Value
- -------                                 ------------           ------          -----
CONTROLLED COMPANIES
Common Stocks - Public Market
  Method of Valuation (c)(e)
- -----------------------------
IntraNet Solutions, Inc. (fka:
MacGregor Sports & Fitness, Inc.) -     2,394,046(c)         $  723,432     $ 9,097,375
  Inter/intranet business solutions     346,618(b)(c)           624,183       1,152,505

AFFILIATED COMPANIES
Common Stocks - Public Market
  Method of Valuation (c)(e)
- -----------------------------
Roadmaster Industries, Inc. -
  Manufacturer of Bicycles, Junior
  Wheel Goods and Fitness Equipment     5,105,437(c)          1,103,702       7,466,702

Other - Public Market Method
  of Valuation
- ----------------------------
Roadmaster Industries, Inc. -
  Manufacturer of Bicycles, Jr.         Sr. Subordinated
  Wheel Goods and Fitness Equip.        Notes-11.75%             37,793          41,000
                                        Subordinated
                                        Debentures-8%            88,116          67,250
                                                              ---------      ----------
    Sub-total - CONTROLLED AND
    AFFILIATED COMPANIES                                      2,577,226      17,824,832
                                                              ---------      ----------

UNAFFILIATED COMPANIES
Common Stocks - Public Market
  Method of Valuation
- -----------------------------
Diametrics Medical -
  Medical Technology                    10,000                   76,883          52,500
Cambridge Holdings -
  Real Estate                           87,209                   34,000          38,154
IVI Publishing -
  Publication Manufacturing             30,000                  306,258         210,000
Meditech Pharmaceuticals, Inc. -
  Antiviral Products                    500,000                  40,000          20,000
Meteor Industries -
  Petroleum Distributor                 15,120                   68,257          56,700
Racotek -
  Medical Technology                    50,000                  317,387         237,500
Audio King -
  Consumer Electronics                  12,000                   31,543          27,000


                                                                     (Continued)

                                  EQUITEX, INC.
                        Schedule of Investments (Page 2)
                                  June 30, 1996
                                   (Unaudited)


                                           Number               Cost
                                             of                and/or          Fair
Company                                 Shares Owned           Equity          Value
- -------                                 ------------           ------          -----
UNAFFILIATED COMPANIES (Continued)
Common Stocks - Public Market
  Method of Valuation
- ----------------------------------
Frontier Airlines -
  Regional Airline                      10,000               $   92,520     $    96,250
LaMan Corporation -
  Manufacturer-Decontamination
  Devices                               8,500 units              55,250          18,062
                                        28,000                   61,265          29,750
Boca Raton Capital -
  Capital Formation                     4,000                    20,135           3,000
Skydoor, Inc. -
  Entertainment                         50,000                   50,000          14,000

Common Stocks - Private Market
  Method of Valuation (a)(e)
- ------------------------------
All Systems Go -
  Software Development                  20,000(b)                25,000          25,000
NevStar Gaming -
  Gaming Development                    10,000(b)                38,500          38,500
Ocean Power Technology -
  Energy Development                    35,714(b)                40,000          89,335
                                        100,000                      --         250,000
                                                              ---------      ----------
   Sub-total
   UNAFFILIATED COMPANIES                                     1,256,998       1,205,751
                                                              ---------      ----------

   Total
   ALL COMPANIES                                             $3,834,224     $19,030,583
                                                             ==========     ===========


                                                                     (Continued)

The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                        Schedule of Investments (Page 3)
                                  June 30, 1996
                                   (Unaudited)


RESTRICTIONS AS TO RESALE

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
                                                               ===========   ===========

                                                                     (Continued)

                                  EQUITEX, INC.
                        Schedule of Investments (Page 3)
                                December 31, 1995


RESTRICTIONS AS TO RESALE

(a) Non-public company whose securities are privately owned. The Board of Directors determines fair value in good faith using cost information, but also taking into consideration the impact of such factors as available financial information of the investee, the nature and duration of any restrictions on resale, and other factors which influence the market in which a security is purchased and sold.
(b) May be sold under the provisions of Rule 144 of the Securities Act of 1933 after an initial two year holding period expires.
(c)Since the Company is a greater than five percent shareholder, it may be affected by a sales limitation of one percent of the investee's outstanding common stock during any three-month period.
(e) Since these securities have certain restrictions as to resale, the Board of Directors determines fair value in good faith using public market information, but also taking into consideration the impact of such factors as available financial information of the investee, the nature and duration of restrictions on the disposition of securities, and other factors which influence the market in which a security is purchased and sold.
(f) Valued at higher of cost or fair market value of underlying stock less exercise price, subject to valuation adjustments as determined in good faith by the Board of Directors, taking into consideration the impact of such factors as available financial information of the investee, the nature and duration of any restrictions on resale, and other factors which influence the market in which a security is purchased and sold.

                                  EQUITEX, INC.
                            Statements of Operations
                                   (Unaudited)



                                                                     For the three                           For the six
                                                                     months ended                            months ended
                                                                       June 30,                                June 30,
                                                               1996                1995                1996                1995
                                                               ----                ----                ----                ----
Revenues
   Interest and dividends ..........................        $   156,321         $    14,886         $   188,658         $    41,231
   Consulting fees .................................            245,500              45,913             281,500              91,826
   Administrative fees .............................             16,214              14,880              30,321              33,320
   Miscellaneous ...................................                203               5,403               8,859               7,393
                                                            -----------         -----------         -----------         -----------
                                                                418,238              81,082             509,338             173,770

Expenses
   Salaries and consulting fees ....................             88,001              84,137             173,446             168,365
   Officer's bonus .................................            169,451             127,398             302,433             255,712
   Office rent .....................................              7,500               7,500              15,000              15,871
   Legal and accounting ............................              3,407              27,230              29,512              52,868
   Employee benefits ...............................             97,783              36,971             135,858              73,700
   Advertising and promotion .......................              1,494                 646               1,946               1,101
   Other general and administrative ................             52,824              32,486              99,892              77,936
   Interest ........................................             17,761               4,194              38,293               8,776
   Bad debt expense ................................                441               7,516              (6,863)             20,337
   Depreciation and amortization ...................              2,449               2,385               4,876               4,769
                                                            -----------         -----------         -----------         -----------
                                                                441,111             330,463             794,393             679,435

Net investment gain (loss) .........................            (22,873)           (249,381)           (285,055)           (505,665)

Net realized gain on investments
   and net unrealized gain on
   investments:

   Proceeds from sales
   of investments ..................................          2,483,673             589,446           2,495,528           1,156,746
   Less: cost of investments .......................          1,103,930             555,628           1,117,056             940,790
                                                            -----------         -----------         -----------         -----------

Net realized gain on investments
   before income taxes .............................          1,379,743              33,818           1,378,472             215,956

Net investment gain (loss) and
   net realized gain on investments
   before income taxes .............................          1,356,870            (215,563)          1,093,417            (289,709)

Income tax benefit (provision) -
   current .........................................            (93,250)            111,784             (93,250)            173,487
Income tax benefit (provision) -
   deferred ........................................           (128,596)            (65,949)           (153,044)            (99,915)
Recovery of income taxes through
   utilization of net operating
   loss carryforward ...............................             93,250                --                93,250                --
                                                            -----------         -----------         -----------         -----------


The accompanying notes are a part of this statement.                 (Continued)

                                  EQUITEX, INC.
                        Statements of Operations (Page 2)
                                   (Unaudited)



                                                                     For the three                           For the six
                                                                     months ended                            months ended
                                                                       June 30,                                June 30,
                                                               1996                1995                1996                1995
                                                               ----                ----                ----                ----
Net investment gain (loss)
   and net realized gain
   on investments ..................................        $ 1,228,274         $  (169,728)        $   940,373         $  (216,137)
                                                            -----------         -----------         -----------         -----------

Increase (decrease) in
   unrealized appreciation
   on investments ..................................          1,456,633              32,844             289,478          (2,872,758)

Less income tax benefit
   (provision) applicable to
   decrease (increase) in
   realized appreciation ...........................           (568,087)            (15,540)           (112,897)          1,020,375
                                                            -----------         -----------         -----------         -----------
                                                                888,546              17,304             176,581          (1,852,383)
                                                            -----------         -----------         -----------         -----------

Net increase (decrease) in
   net assets resulting
   from operations .................................        $ 2,116,820         $  (152,424)        $ 1,116,954         $(2,068,520)
                                                            ===========         ===========         ===========         ===========

Increase (decrease) in net
   assets per share ................................        $       .65         $      --           $       .35         $      (.64)
                                                            ===========         ===========         ===========         ===========

Weighted average number
   of common shares ................................          3,217,615           3,217,615           3,217,615           3,217,615
                                                            ===========         ===========         ===========         ===========










The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                            Statements of Cash Flows
                                   (Unaudited)



                                                         For the six months
                                                           ended June 30,
                                                         1996           1995
                                                         ----           ----
Cash flows from operating activities:
   Net change in net assets ......................    $ 1,116,954    $(2,068,520)
      Adjustments to reconcile net change in
      net assets to net cash provided by
      operating activities:
        Depreciation and amortization ............          4,876          4,769
        Realized (gain) on sale of investments ...     (1,378,472)      (215,956)
        Unrealized (gain) loss on investments ....       (176,581)     2,872,758
   Proceeds from sales of investments ............      2,495,528      1,156,746
   Purchase of investments .......................     (1,468,294)      (663,622)
   Collection of notes receivable ................            370        500,000
   Changes in assets and liabilities:
      (Increase) decrease in interest receivable .        120,031        (19,615)
      (Increase) decrease in other assets ........          5,199         (9,708)
      (Increase) decrease in trade receivables ...         14,647         (7,199)
      (Increase) decrease in accounts
        receivable - brokers .....................            138        (57,012)
      (Increase) in prepaid expense ..............        (10,059)          --
      (Increase) in income taxes refundable ......           --         (173,487)
      (Decrease) in accounts payable and
        other accrued liabilities ................         (9,629)      (278,887)
      (Decrease) in accounts payable to brokers ..       (247,921)          --
      Decrease in deferred revenue ...............           --          (19,826)
      Increase (decrease) in accrued bonus to officer     (19,573)        40,484
      Increase (decrease) in provision for
        deferred income taxes ....................        265,940       (985,318)
                                                      -----------    -----------

      Net cash provided (used) by operating
        activities ...............................        713,154         75,607

Cash flows from investing activities:
   Purchase of furniture and equipment ...........         (1,663)          --
                                                      -----------    -----------

      Net cash (used) by investing activities ....         (1,663)          --


                                                                     (Continued)
The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                        Statements of Cash Flows (Page 2)
                                   (Unaudited)



                                                         For the six months
                                                           ended June 30,
                                                         1996           1995
                                                         ----           ----
Cash flows from financing activities:
   Issuance of notes payable .....................    $      --      $    75,000
   Repayment of notes payable ....................           --          (75,000)
   Common stock issued for cash ..................           --             --
                                                      -----------    -----------

       Net cash provided by financing activities .           --             --

Increase (decrease) in cash ......................        711,491         75,607

Cash, beginning of period ........................        176,752         18,043
                                                      -----------    -----------

Cash, end of period ..............................    $   888,243    $    93,650
                                                      ===========    ===========

Supplemental disclosures of cash flow information:
       Interest paid .............................    $    38,293    $      --
                                                      ===========    ===========

       Interest received .........................    $   419,236    $      --
                                                      ===========    ===========

       Conversion of notes receivable into
           investment in common stock ............    $   252,020    $      --
                                                      ===========    ===========






The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                     Selected Notes to Financial Statements
                                  June 30, 1996
                                   (Unaudited)


Note 1:  CONVERSION  OF INVESTEE  PREFERRED  STOCK AND DEBT
     Pursuant to the original agreement, on May 1, 1996 the Company converted its 1,000 shares of Series C preferred stock of MacGregor Sports & Fitness, Inc. (MacGregor) into 1,000,000 shares of common stock. On June 30, 1996 the Company cancelled all of its notes, interest and accounts receivable due from MacGregor and received in exchange 234,018 shares of common stock. Also, as part of the same transaction, the Company received another 112,600 shares of common stock from MacGregor in lieu of payment of $281,500 in consulting and transaction fees due from prior years.

Note 2:  ESCROW OF INVESTEE STOCK AND CONTINGENCY
     As required in the amended merger agreement dated July 2, 1996 between MacGregor Sports & Fitness, Inc. (an investee company) (MacGregor) and IntraNet Integration Group, Inc., the Company delivered 597,500 of its shares of Roadmaster Industries to an escrow agent on July 30, 1996. Based on the Deposit Indemnification Escrow Agreement, this stock is to be held in escrow for up to three years to indemnify the newly combined entity against any future claims brought forward relative to the time period prior to the merger. The Company's exposure related to any such prior liabilities of MacGregor is limited to $2,000,000.

PART I.  FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES
     The Registrant's cash position increased by $711,491 during the six months ended June 30, 1996 as compared to an increase of $75,607 for June 30, 1995. The increase was totally from cash provided by operating activities and was primarily due to increased proceeds from sales of investments.

     Of the Registrant's liabilities of $7,128,443 at June 30, 1996, the Registrant had no amounts due to banks. Of those liabilities, $5,764,718 (or 81%) is deferred income taxes, primarily for the Registrant's unrealized appreciation on investments, leaving $1,363,725 in other liabilities. This compares to total liabilities of $7,139,626, deferred income taxes of $5,498,778 and other liabilities of $1,640,848 at December 31, 1995. The Registrant is not obligated to discharge a significant portion of its current liabilities in the near future; however, the Registrant intends to extinguish these liabilities to make other investments as cash flow permits.

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

     The Registrant's liquidity is affected primarily by the business success, securities prices and marketability of its investee companies and by the amount and timing of any new or incremental investments it makes. The Registrant believes that its present liquidity and capital resources are adequate to finance anticipated needs arising from or relating to its business in the remainder of the 1996 year due to its increased ability to sell portions of its investee companies' stock positions as restrictions on their ability to be sold end. During 1995 the Registrant's sources of income were sufficient to cover its operating overhead and it is anticipated this trend will continue during 1996.

     One of the Registrant's largest investee companies, RMI, is a publicly held-company which conducts most of its business through its wholly-owned subsidiaries. At June 30, 1996 the Registrant owned common stock, senior subordinated notes and convertible debentures in RMI, which is one of the largest manufacturers of bicycles and is a leading producer of fitness equipment, toys and team sports equipment in the United States. Management of the Registrant devotes significant efforts and resources to providing managerial assistance to RMI.

PART I.  FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued).

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

     For the three months ended March 31, 1996, RMI had net sales of approximately $129,000,000 and a net pre-tax income of approximately $11,000,000 ($.09 per share). This compares to 1995 first quarter net sales of $175,000,000 and a pre-tax net loss of $2,000,000 ($.03 per share). At March 31, 1996, RMI's total assets were $443,047,000 and its total liabilities were $383,210,000 with shareholders' equity of $59,837,000. RMI's borrowings represented 54% of its total assets at March 31, 1996. During the first quarter of 1996 RMI sold its camping equipment subsidiary, Nelson/Weather-Rite, Inc. to Brunswick Corporation for cash of $120,000,000. RMI used $106,000,000 of the proceeds to reduce its outstanding revolving credit facility.

     RMI recently announced a letter of intent had been signed with another large sporting goods conglomerate whereby the bicycle division of RMI would be sold for cash proceeds of $212,000,000, which proceeds would then be used primarily to reduce outstanding indebtedness.

     As of June 30, 1996, the Registrant had made no other material commitments for capital expenditures or loans to investees. The Registrant expects that it will continue to sell certain of its investments, resulting in additional realized gains, during the remainder of the current year. At the discretion of the Board of Directors, the Registrant also may sell certain of its investments resulting in a realized loss in order to prevent further losses from occurring.

     In April 1996 the Company loaned to Roadmaster Industries, Inc. (RMI) 556,734 shares of the Company's MacGregor Sports & Fitness, Inc. common shares. These shares are pledged as collateral on behalf of RMI, relative to a RMI bank loan.

PART I.  FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued).

RESULTS OF OPERATIONS
     Revenues for the six months ended June 30, 1996 were $509,338 as compared to $173,770 for the six months ended June 30, 1995. The Registrant receives consulting fees on both a monthly contract basis as well as on a per transaction basis when assisting investees with acquisitions, refinancing or restructuring. During the second quarter of 1996 the Registrant received $281,500 of consulting and transaction fees due to it since 1993 from its largest investee, MacGregor Sports & Fitness, Inc. Up until the end of 1995, the Registrant received $144,000 in annual consulting fees from RMI which comprised the majority of the consulting fee revenue in 1995.

     There is also an increase in interest received from investee companies in 1996 compared to 1995 as the Company received $145,378 of interest from MacGregor relative to the above mentioned fees and other items.

     Revenues for the three months ended June 30, 1996 of $418,238 were substantially higher than the $81,082 for the second quarter of 1995. The reasons for the increase are the same as stated above for the six month comparison.

     The realized gain on investments before income taxes for the six months ended June 30, 1996 was $1,378,472 as compared to a gain of $215,956 for the same period in 1995. The Registrant's sales activity volume in 1996 was greater as compared to the first six months of 1995. Specifically, the Registrant sold 40,000 warrants, 47,000 units and 472,000 shares of MacGregor in the open market during the second quarter of 1996 at a realized gain of $1,539,719. While the restrictions as to resale on many of the Registrant's investments continue to diminish, the opportunity for the additional sales of large portions of the investments cannot be predicted.

     The realized gain on investments for the three months ended June 30, 1996 of $1,379,743 is substantially higher than the gain of $33,818 in the second quarter of the prior year due to the same reason cited above for the six month comparison.

     Expenses for the six months ended June 30, 1996 were $794,393 as compared to $679,435 in 1995, an increase of 16%. While the Registrant's expenses increased just slightly in most categories, employee benefits increased by $62,158, which was the result of a timing difference and interest expense increased by $29,517, as a result of the Company maintaining margin account balances at brokerage firms. The Registrant currently believes that expenses for the remainder of the year ending December 31, 1996 will continue at levels similar to those of 1995.

     Total expenses of $441,111 for the three months ended June 30, 1996 exceeded the total of second quarter of 1995 of $330,463. The increase was due to the same factors noted above for the six month increase.

     There was an increase in unrealized gains of $176,581 for the first six months of 1996 compared to a substantial decrease of

PART I.  FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued).

$1,852,383 for the first six months of 1995. The improvement over 1995 is attributed to two factors. First, the decrease of $3,456,796 in the market price of RMI at June 30, 1996 was slightly less than the decrease in RMI's market value that occurred in the first six months of 1995. Second, an increase in the fair market value of MacGregor Sports & Fitness, Inc. occurred in the first six months of 1996 and there was no similar increase in the first six months of 1995. As there is no way to predict the future value of the Registrant's investments, the Registrant cannot predict future changes in the unrealized value of its investment portfolio. The net increase in net assets resulting from operations increased $1,116,954 for the first half of 1996 as compared to a decrease of $2,068,520 for the same period in 1995.

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



                                  EQUITEX, INC.

                                  (Registrant)



                                  By /S/ HENRY FONG
                                     ----------------------------------
                                     Henry Fong
                                     President, Treasurer and Chief
                                      Financial Officer


Date: August 14, 1996