Form 10QSB
period 1996-09-30
EQUITEX INC
filed 1996-11-14
CIK 716101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended September 30, 1996


             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from_______ to_______

                           Commission File No. 0-12374

                                  EQUITEX, INC.
                                  -------------
             (Exact Name of Registrant as Specified in its Charter)


Delaware                                                              84-0905189
--------                                                              ----------
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)


7315 East Peakview Avenue
Englewood, Colorado                                                        80111
-------------------------                                                  -----
(Address of principal executive offices)                              (Zip code)


                                 (303) 796-8940
                                 --------------
               (Registrant's telephone number including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

Number of shares of common stock outstanding at November 1, 1996: 3,191,115

                                  EQUITEX, INC.


Part 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
     The accompanying interim unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-KSB Report (filed with the Securities and Exchange Commission) for the year ended December 31, 1995.

                                  EQUITEX, INC.
                      Statements of Assets and Liabilities

                                                       Sept. 30,      Dec. 31,
                                                         1996           1995
                                                         ----           ----
                                                      (Unaudited)
ASSETS

Investments, at fair value:

 Securities (cost of $4,012,426 and
   $3,470,057 in 1996 and 1995, respectively) ....    $14,016,161    $18,376,939
 Notes receivable, net of allowance
   for uncollectible accounts of $10,350
   and $136,545 in 1996 and 1995, respectively ...         10,000        126,195
 Accrued interest receivable, net of
   allowance for uncollectible interest of
   $1,332 and $120,617 in 1996 and
   1995, respectively ............................             93        120,031
 Trade receivables, net of allowance
   for uncollectible accounts of $3,679
   and $7,095 in 1996 and 1995, respectively .....          9,211         19,563
                                                      -----------    -----------
                                                       14,035,465     18,642,728

Cash .............................................        433,215        176,752

Accounts receivable - brokers ....................            867            918

Income taxes refundable ..........................        166,609        166,609

Furniture and equipment, net of
   accumulated depreciation of $101,825
   and $111,615 in 1996 and 1995, respectively ...         40,770         21,041

Prepaid expenses .................................         17,482          9,533

Other ............................................         34,002         38,877
                                                      -----------    -----------
                                                      $14,728,410    $19,056,458
                                                      ===========    ===========

The accompanying notes are a part of this statement.                 (Continued)

                                  EQUITEX, INC.
                      Statements of Assets and Liabilities

                                                       Sept. 30,      Dec. 31,
                                                         1996           1995
                                                         ----           ----
                                                      (Unaudited)
LIABILITIES AND NET ASSETS

Liabilities
   Accounts payable and other
     accrued liabilities .........................    $   162,104    $   220,628
   Accounts payable to brokers ...................        830,475        889,841
   Accrued bonus to officer ......................        353,772        530,379
   Deferred income taxes .........................      3,736,085      5,498,778
                                                      -----------    -----------
                                                        5,082,436      7,139,626

Contingency (Note 2)

Net Assets
   Preferred stock, par value $.01;
     2,000,000 shares authorized; no
     shares issued
   Common stock, par value $.02;
     7,500,000 shares authorized;
     3,224,465 shares issued;
     3,191,115 shares outstanding ................         64,489         64,489
   Additional paid-in capital ....................      4,447,175      4,447,175

   Retained earnings
     Accumulated deficit prior to
       becoming a BDC ............................       (118,874)      (118,874)
     Accumulated net investment loss .............    (12,057,557)   (11,439,353)
     Accumulated net realized gains from
       sales and permanent write-downs
       of investments ............................     11,318,990      9,895,044
     Unrealized net gains on investments
       (net of deferred income taxes of
       $3,897,947 and $5,813,684 in 1996
       and 1995, respectively) ...................      6,105,788      9,093,197
   Less: treasury stock at cost
       (33,350 shares and 6,850 shares
       in 1996 and 1995, respectively) ...........       (114,037)       (24,846)
                                                      -----------    -----------
                                                        9,645,974     11,916,832
                                                      -----------    -----------
                                                      $14,728,410    $19,056,458
                                                      ===========    ===========

The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                             Schedule of Investments
                               September 30, 1996
                                   (Unaudited)


                                                                         Number                      Cost
                                                                           of                       and/or                  Fair
                                                                      Shares Owned                  Equity                  Value
                                                                      ------------                  ------                  -----
CONTROLLED COMPANIES
Common Stocks - Public Market
  Method of Valuation (c)(e)
-----------------------------
IntraNet Solutions, Inc. (fka:
MacGregor Sports & Fitness, Inc.) - .............................     2,394,046(c)               $   723,432            $ 4,548,737
  Inter/intranet business solutions .............................       309,782(b)(c)                624,183                588,586

AFFILIATED COMPANIES
Common Stocks - Public Market
  Method of Valuation (c)(e)
-----------------------------
Roadmaster Industries, Inc. -
  Manufacturer of Fitness Equipment
  and Toy Products ..............................................     5,105,437(c)                 1,103,702              7,466,702

Other - Public Market Method
  of Valuation
----------------------------
Roadmaster Industries, Inc. -
  Manufacturer of Fitness Equipment                                 Subordinated
  and Toy Products ..............................................   Debentures-8%                    150,682                149,625
                                                                                                 -----------            -----------

    SUB-TOTAL - CONTROLLED AND
    AFFILIATED COMPANIES ........................................                                  2,601,999             12,753,650
                                                                                                 -----------            -----------

UNAFFILIATED COMPANIES
Common Stocks - Public Market
  Method of Valuation
-----------------------------
Diametrics Medical -
  Medical Technology ............................................        10,000                       76,883                 45,000
Cambridge Holdings -
  Real Estate ...................................................        87,209                       34,000                 43,604
IVI Publishing -
  Publication Manufacturing .....................................        60,000                      398,687                183,750
Meditech Pharmaceuticals, Inc. -
  Antiviral Products ............................................       500,000                       40,000                 10,000
Meteor Industries -
  Petroleum Distributor .........................................        15,120                       68,257                 56,700
Racotek -
  Medical Technology ............................................        50,000                      317,387                281,250
Audio King -
  Consumer Electronics ..........................................        12,000                       31,543                 19,500

                                                                     (Continued)

                                  EQUITEX, INC.
                        Schedule of Investments (Page 2)
                               September 30, 1996
                                   (Unaudited)


                                                                         Number                      Cost
                                                                           of                       and/or                  Fair
                                                                      Shares Owned                  Equity                  Value
                                                                      ------------                  ------                  -----
UNAFFILIATED COMPANIES (Continued)
Common Stocks - Public Market
  Method of Valuation
----------------------------------
Frontier Airlines -
  Regional Airline ..............................................        10,000                  $    92,520            $    67,500
LaMan Corporation -
  Manufacturer-Decontamination Devices ..........................         8,500 units                 55,250                 24,438
                                                                         30,250                       61,265                 43,484
Boca Raton Capital -
  Capital Formation .............................................         4,000                       11,135                  2,000
Skydoor, Inc. -
  Entertainment .................................................        50,000                       50,000                 12,500

Common Stocks - Private Market
  Method of Valuation (a)(e)
------------------------------
All Systems Go -
  Software Development ..........................................        20,000(b)                    25,000                 25,000
NevStar Gaming -
  Gaming Development ............................................        10,000(b)                    38,500                 38,500
Ocean Power Technology -
  Energy Development ............................................        35,714(b)                    40,000                 89,285
                                                                        100,000                         --                  250,000
Gain, Inc. ......................................................        20,000                       50,000                 50,000
Juice Island ....................................................             1 unit                  20,000                 20,000
                                                                                                 -----------            -----------

   SUB-TOTAL
   UNAFFILIATED COMPANIES .......................................                                  1,410,427              1,262,511
                                                                                                 -----------            -----------

   TOTAL
   ALL COMPANIES ................................................                                $ 4,012,426            $14,016,161
                                                                                                 ===========            ===========

The accompanying notes are a part of this statement.                 (Continued)

                                  EQUITEX, INC.
                        Schedule of Investments (Page 3)
                               September 30, 1996
                                   (Unaudited)


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

                                  EQUITEX, INC.
                             Schedule of Investments
                                December 31, 1995

                                                                         Number                      Cost
                                                                           of                       and/or                  Fair
Company                                                               Shares Owned                  Equity                  Value
-------                                                               ------------                  ------                  -----
CONTROLLED COMPANIES
Common Stocks, Units and Warrants -
  Public Market Method of Valuation (c)(e)
------------------------------------------
MacGregor Sports & Fitness, Inc. -
  Sporting Goods ................................................     1,180,566(c)               $    11,737            $ 2,479,189
                                                                        150,000(b)                   150,000                354,375
                                                                        513,480                      532,024              1,317,181
  ...............................................................        47,000 units                101,111                229,125

  ...............................................................        40,000 warrants              10,404                 67,500

Preferred Stock - Private Market
  Method of Valuation (e)
--------------------------------
MacGregor Sports & Fitness -
  Sporting Goods ................................................         1,000
  ...............................................................      Series C(c)                   500,000              2,100,000

AFFILIATED COMPANIES
Common Stocks - Public Market
  Method of Valuation (c)(e)
-----------------------------
Roadmaster Industries, Inc. -
  Manufacturer of Bicycles, Junior
  Wheel Goods and Fitness Equipment .............................     5,100,000(c)                 1,093,702             10,901,250
                                                                          5,437(b)                    10,000                 11,622
Other - Public Market Method
  of Valuation
----------------------------
Roadmaster Industries, Inc. -
  Manufacturer of Bicycles, Jr .................................    Sr. Subordinated
  Wheel Goods and Fitness Equip .................................   Notes-11.75%                      37,793                 34,876
  ...............................................................   Subordinated
  ...............................................................   Debentures-8%                     88,116                 84,000
                                                                                                 -----------            -----------
   SUB-TOTAL - CONTROLLED AND
   AFFILIATED COMPANIES .........................................                                  2,534,887             17,579,118
                                                                                                 -----------            -----------

UNAFFILIATED COMPANIES
Common Stocks - Public Market
  Method of Valuation
-----------------------------
Diametrics Medical -
  Medical Technology ............................................        20,000                      204,387                 97,500
Cambridge Holdings -
  Real Estate ...................................................        87,209                       34,000                 29,974
Therapy Lasers -
  Medical Products ..............................................            96                        1,217                     12
Meditech Pharmaceuticals, Inc. -
  Antiviral Products ............................................       500,000                       40,000                  5,000
Meteor Industries -
  Petroleum Distributor .........................................        15,120                       68,257                 30,240
Racotek -
  Medical Technology ............................................        10,000                       63,129                 52,500

                                                                     (Continued)

                                  EQUITEX, INC.
                        Schedule of Investments (Page 2)
                                December 31, 1995


                                                                         Number                      Cost
                                                                           of                       and/or                  Fair
Company                                                               Shares Owned                  Equity                  Value
-------                                                               ------------                  ------                  -----
UNAFFILIATED COMPANIES (Continued)
Common Stocks - Public Market
  Method of Valuation
----------------------------------
Audio King -
  Consumer Electronics ..........................................        25,000                  $    65,629            $    62,500
Health Tech International -
  Employee Testing Systems ......................................           100                      156,527                  3,925
LaMan Corporation -
  Manufacturer-Decontamination Devices ..........................         8,500 units                 55,250                 19,125
                                                                         28,000                       61,264                 31,500
Boca Raton Capital -
  Capital Formation .............................................         4,000                       20,135                  9,000
LaBarge, Inc. -
  Manufacturing Electronic
  Devices/Cables ................................................        10,000                       11,875                 35,000
Skydoor, Inc. -
  Entertainment .................................................        50,000(b)                    50,000                 18,750

Common Stocks - Private Market
  Method of Valuation (a)(e)
------------------------------
All Systems Go -
  Software Development ..........................................        20,000(b)                    25,000                 25,000
Mesquite Gaming -
  Gaming Development ............................................        10,000(b)                    38,500                 38,500
Ocean Power Technology -
  Energy Development ............................................        35,714(b)                    40,000                 89,285
                                                                        100,000                         --                  250,000
Warrants (f)(e)
---------------
Nations Mart -
  Mass Merchant Consumer Services ...............................        10,000                         --                       10
                                                                                                 -----------            -----------

   SUB-TOTAL
   UNAFFILIATED COMPANIES .......................................                                    935,170                797,821
                                                                                                 -----------            -----------

   TOTAL
   ALL COMPANIES ................................................                                $ 3,470,057            $18,376,939
                                                                                                 ===========            ===========

The accompanying notes are a part of this statement.                 (Continued)

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

                                  EQUITEX, INC.
                            Statements of Operations
                                   (Unaudited)

                                                                     For the three                           For the nine
                                                                     months ended                            months ended
                                                                     September 30,                           September 30,
                                                                1996                1995                1996                1995
                                                                ----                ----                ----                ----
Revenues
   Interest and dividends ..........................        $    16,071         $     6,474         $   195,729         $    47,705
   Consulting fees .................................               --                36,000             281,500             127,826
   Administrative fees .............................             18,211              13,189              48,532              46,509
   Miscellaneous ...................................                325               1,057               9,184               8,450
   Gain on sale of fixed assets ....................              8,334                --                 8,334                --
                                                            -----------         -----------         -----------         -----------
                                                                 42,941              56,720             543,279             230,490

Expenses
   Salaries and consulting fees ....................             73,503              86,686             246,949             255,051
   Officer's bonus .................................             28,963             152,889             331,397             408,601
   Office rent .....................................              7,500               7,500              22,500              23,371
   Legal and accounting ............................              5,857               4,178              35,369              57,046
   Employee benefits ...............................             37,985              37,340             173,843             111,040
   Advertising and promotion .......................                482                 529               2,428               1,630
   Other general and administrative ................             37,142              43,860             137,034             121,796
   Interest ........................................             19,850               3,059              58,143              11,835
   Bad debt expense ................................                329               3,313              (6,534)             23,650
   Depreciation and amortization ...................              2,435               2,436               7,310               7,205
                                                            -----------         -----------         -----------         -----------
                                                                214,046             341,790           1,008,439           1,021,225

Net investment gain (loss) .........................           (171,105)           (285,070)           (465,160)           (790,735)

Net realized gain on investments
   and net unrealized gain on
   investments:

   Proceeds from sales
   of investments ..................................            145,398             108,682           2,640,926           1,265,428
   Less: cost of investments .......................             99,924             185,589           1,216,980           1,126,379
                                                            -----------         -----------         -----------         -----------

Net realized gain on investments
   before income taxes .............................             45,474             (76,907)          1,423,946             139,049

Net investment gain (loss) and
   net realized gain on investments
   before income taxes .............................           (125,631)           (361,977)            958,786            (651,686)

Income tax benefit (provision) -
   current .........................................               --               (25,845)            (93,250)            147,642
Income tax benefit (provision) -
   deferred ........................................               --                64,859            (153,044)            (35,056)
Recovery of income taxes through
   utilization of net operating
   loss carryforward ...............................               --                  --                93,250                --
                                                            -----------         -----------         -----------         -----------

The accompanying notes are a part of this statement.                 (Continued)

                                  EQUITEX, INC.
                        Statements of Operations (Page 2)
                                   (Unaudited)

                                                                     For the three                           For the nine
                                                                     months ended                            months ended
                                                                     September 30,                           September 30,
                                                                1996                1995                1996                1995
                                                                ----                ----                ----                ----
Net investment gain (loss)
   and net realized gain
   on investments ..................................        $  (125,631)        $  (322,963)        $   805,742         $  (539,100)
                                                            -----------         -----------         -----------         -----------

Increase (decrease) in
   unrealized appreciation
   on investments ..................................         (5,201,623)          1,147,464          (4,903,146)         (1,725,294)

Less income tax benefit
   (provision) applicable to
   decrease (increase) in
   realized appreciation ...........................          2,028,633            (447,510)          1,915,737             572,865
                                                            -----------         -----------         -----------         -----------
                                                             (3,172,990)            699,954          (2,987,409)         (1,152,429)
                                                            -----------         -----------         -----------         -----------

Net increase (decrease) in
   net assets resulting
   from operations .................................        $(3,298,621)        $   376,991         $(2,181,667)        $(1,691,529)
                                                            ===========         ===========         ===========         ===========

Increase (decrease) in net
   assets per share ................................        $     (1.03)        $       .12         $      (.68)        $      (.53)
                                                            ===========         ===========         ===========         ===========
Weighted average number
   of common shares ................................          3,201,565           3,217,615           3,212,226           3,217,615
                                                            ===========         ===========         ===========         ===========

The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                          For the nine months
                                                          ended September 30,
                                                          1996           1995
                                                          ----           ----
Cash flows from operating activities:
   Net change in net assets ......................    $(2,181,667)   $(1,691,529)
      Adjustments to reconcile net change in
      net assets to net cash provided by
      operating activities:
        Provision for bad debts on notes receivable                       10,000
        Depreciation and amortization ............          7,310          7,205
        Realized (gain) on sale of investments ...     (1,423,946)      (139,049)
        Unrealized (gain) loss on investments ....      4,903,146      1,725,294
   Proceeds from sales of investments ............      2,640,926      1,265,428
   Decrease in purchase of investments ...........     (1,759,347)      (997,512)
   Increase in notes receivable ..................        116,195        490,000
   Gain on sale of assets ........................         (8,334)
   Changes in assets and liabilities:
      (Increase) decrease in interest receivable .        119,938        (12,205)
      (Increase) decrease in other assets ........          4,875         (2,604)
      (Increase) decrease in trade receivables ...         10,351         (8,256)
      (Increase) decrease in accounts
        receivable - brokers .....................             51            661
      (Increase) in prepaid expense ..............         (7,949)          --
      (Increase) in income taxes refundable ......           --         (147,642)
      (Decrease) in accounts payable and
        other accrued liabilities ................        (58,524)        (3,310)
      (Decrease) in accounts payable to brokers ..        (59,366)          --
      Decrease in deferred revenue ...............           --          (19,826)
      Increase (decrease) in accrued bonus
        to officer ...............................       (176,607)        28,031
      Increase (decrease) in provision for
        deferred income taxes ....................     (1,762,693)      (537,808)
                                                      -----------    -----------

      Net cash provided (used) by operating
        activities ...............................        364,359        (33,122)

Cash flows from investing activities:
   Purchase of furniture and equipment ...........         (1,663)        (2,780)
   Purchase of automobile ........................        (30,542)
   Proceeds from sale of automobile ..............         13,500
                                                      -----------    -----------

      Net cash (used) by investing activities ....        (18,705)        (2,780)

The accompanying notes are a part of this statement.                 (Continued)

                                  EQUITEX, INC.
                        Statements of Cash Flows (Page 2)
                                   (Unaudited)


                                                          For the nine months
                                                          ended September 30,
                                                          1996           1995
                                                          ----           ----
Cash flows from financing activities:
   Issuance of notes payable .....................    $      --      $   100,000
   Repayment of notes payable ....................           --          (75,000)
   Purchase of treasury stock ....................        (89,191)          --
                                                      -----------    -----------

       Net cash provided by financing activities .        (89,191)        25,000

Increase (decrease) in cash ......................        256,463        (10,902)

Cash, beginning of period ........................        176,752         18,043
                                                      -----------    -----------

Cash, end of period ..............................    $   433,215    $     7,141
                                                      ===========    ===========

Supplemental disclosures of cash flow information:
       Interest paid .............................    $    58,143    $    11,527
                                                      ===========    ===========

       Interest received .........................    $   204,729    $    20,789
                                                      ===========    ===========

       Conversion of notes receivable into
           investment in common stock ............    $   252,020    $      --
                                                      ===========    ===========

The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                     Selected Notes to Financial Statements
                               September 30, 1996
                                   (Unaudited)


Note 1:  CONVERSION OF INVESTEE PREFERRED STOCK AND DEBT

     Pursuant to the original agreement, on May 1, 1996 the Company converted its 1,000 shares of Series C preferred stock of MacGregor Sports & Fitness, Inc. (MacGregor) into 1,000,000 shares of common stock. On June 30, 1996 the Company canceled all of its notes, interest and accounts receivable due from MacGregor and received in exchange 210,652 shares of common stock. Also, as part of the same transaction, the Company received another 99,130 shares of common stock from MacGregor in lieu of payment of $281,500 in consulting and transaction fees due from prior years.


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

PART I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     LIQUIDITY AND CAPITAL RESOURCES
     The Registrant's cash position increased by $256,463 during the nine months ended September 30, 1996 as compared to a decrease of $10,902 for September 30, 1995. The increase was from cash provided by operating activities less $18,705 used for investing activities and $89,191 used for financing activities. Cash provided by operating activities was primarily due to increased proceeds from sales of investments.

     Of the Registrant's liabilities of $5,082,436 at September 30, 1996, the Registrant had no amounts due to banks. Of those liabilities, $3,736,085 (or 74%) is deferred income taxes, primarily for the Registrant's unrealized appreciation on investments, leaving $1,346,351 in other liabilities. This compares to total liabilities of $7,139,626, deferred income taxes of $5,498,778 and other liabilities of $1,640,848 at December 31, 1995. The Registrant is not obligated to discharge a significant portion of its current liabilities in the near future; however, the Registrant intends to extinguish these liabilities to make other investments as cash flow permits.

     The Registrant's sources of income to defray operating overhead will be derived primarily from consulting fees, transaction fees gained from the Registrant assisting both existing and new investees in structuring and completing mergers, acquisitions or asset-based financing transactions and administrative fees through which the Registrant directly apportions a certain amount of its operating overhead to an investee to help defray operating costs. This allows some of the income generated by other sources to be used for purposes other than operating overhead. The Registrant also receives income from the sale of certain of its longer term investments from time to time during the year as well as through utilizing its cash position at any given time to make short-term investments.

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

     One of the Registrant's largest investee companies, RMI, is a publicly held-company which conducts most of its business through its wholly-owned subsidiaries. At September 30, 1996 the Registrant owned common stock and convertible debentures in RMI, which is a leading producer of fitness equipment, toys and team sports equipment in the United States. Management of the Registrant devotes significant efforts and resources to providing managerial assistance to RMI.

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

     For the six months ended June 30, 1996, RMI had net sales of approximately $234,000,000 and a net pre-tax income of approximately $3,000,000 ($.06 per share). This compares to 1995's first six months net sales of $348,000,000 and a pre-tax net loss of $12,000,000 ($.24 per share). At June 30, 1996, RMI's total assets were $430,000,000 and its total liabilities were $375,000,000 with shareholders' equity of $55,000,000. RMI's borrowings represented 61% of its total assets at June 30, 1996. During the first quarter of 1996 RMI sold its camping equipment subsidiary, Nelson/Weather-Rite, Inc. to Brunswick Corporation for cash of $120,000,000. RMI used $106,000,000 of the proceeds to reduce its outstanding revolving credit facility.

     During the third quarter of 1996, RMI announced that a definitive agreement had been signed with the Brunswick Corporation whereby the bicycle and snow toys division of RMI were sold for cash proceeds of approximately $200,000,000. The proceeds will be used primarily to reduce outstanding indebtedness.

     Concurrent with the sale of its bicycle division, RMI negotiated a new loan and security agreement which provides for borrowings based on certain inventories, accounts receivable and capital expenditures, as well as funding for RMI's structured accounts receivable subsidiary. The Debentures, Notes and the loan and security agreement carry restrictive covenants which may limit RMI's ability to pay dividends to shareholders, including the Registrant.

     As of September 30, 1996, the Registrant had made no other material commitments for capital expenditures or loans to investees. The Registrant expects that it will continue to sell certain of its investments, resulting in additional realized gains, during the remainder of the current year. At the discretion of the Board of Directors, the Registrant also may sell certain of its investments resulting in a realized loss in order to prevent further losses from occurring.

     RESULTS OF OPERATIONS
     Revenues for the nine months ended September 30, 1996 were $543,279 as compared to $230,490 for the nine months ended September 30, 1995. The Registrant receives consulting fees on both a monthly contract basis as well as on a per transaction basis when assisting investees with acquisitions, refinancing or restructuring. During the second quarter of 1996 the Registrant received $281,500 of consulting and transaction fees due to it since 1993 from its largest investee, MacGregor Sports & Fitness,Inc. Up until the end of 1995,

PART I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

the Registrant received $144,000 in annual consulting fees from RMI which comprised the majority of the consulting fee revenue in 1995.

     There is also an increase in interest received from investee companies in 1996 compared to 1995 as the Company received $145,378 of interest from MacGregor relative to the above mentioned fees and other items.

     Revenues for the three months ended September 30, 1996 of $42,941 were comparable to the $56,720 for the third quarter of 1995.

     The realized gain on investments before income taxes for the nine months ended September 30, 1996 was $1,423,946 as compared to a gain of $139,049 for the same period in 1995. The Registrant's sales activity volume in 1996 was greater as compared to the first nine months of 1995. Specifically, the Registrant sold 40,000 warrants, 47,000 units and 472,000 shares of MacGregor in the open market during the second quarter of 1996 at a realized gain of $1,539,719. While the restrictions as to resale on many of the Registrant's investments continue to diminish, the opportunity for the additional sales of large portions of the investments cannot be predicted.

     The realized gain on investments for the three months ended September 30, 1996 of $45,474 is substantially higher than the loss of $76,907 in the third quarter of the prior year due to the same reason cited above for the nine month comparison.

     Expenses for the nine months ended September 30, 1996 were $1,008,439 as compared to $1,021,225 in 1995, a decrease of 1%. While the Registrant's expenses decreased just slightly in most categories, employee benefits increased by $62,803, and interest expense increased by $46,308 as a result of the Company maintaining margin account balances at brokerage firms. These increases were offset by decreases in officer's bonus and legal and accounting expense. The Registrant currently believes that expenses for the remainder of the year ending December 31, 1996 will continue at levels similar to those of 1995.

     Total expenses of $214,046 for the three months ended September 30, 1996 were less than the total of third quarter of 1995 of $341,790 primarily due to a decrease in the officer's bonus.

     There was a decrease in unrealized gains of $2,987,409 for the first nine months of 1996 compared to a decrease of $1,152,429 for the first nine months of 1995. The decrease over 1995 is attributed the decrease of $3,415,421 in the market price of RMI at September 30, 1996. This decrease was offset in the second quarter 1996 by an increase in the fair market value of MacGregor Sports & Fitness, Inc. (MacGregor). However, MacGregor had a substantial decline of

PART I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

$5,571,176  in fair  market  value  after its  merger  with  IntraNet  Solutions
(IntraNet) in the third quarter of 1996 which resulted in an overall net decrease in the fair market value of MacGregor/IntraNet of $1,410,047 for the nine months ended September 30, 1996. As there is no way to predict the future value of the Registrant's investments, the Registrant cannot predict future changes in the unrealized value of its investment portfolio. There was a net decrease in net assets resulting from operations of $2,181,667 for the first three quarters of 1996 as compared to a decrease of $1,691,529 for the same period in 1995.

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

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports of Form 8-K

         (a)  Exhibit 27 - Financial Data Schedule (for SEC use only)

         (b)  No reports on Form 8-K were filed during the current quarter

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             EQUITEX, INC.

                                             (Registrant)



                                             By:/S/ HENRY FONG
                                                --------------------------------
                                                Henry Fong
                                                President, Treasurer and Chief
                                                  Financial Officer


Date: November 14, 1996