Form 10KSB
period 1996-12-31
EQUITEX INC
filed 1997-03-31
CIK 716101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
================================================================================
           /X/      ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                     For the fiscal year ended: DECEMBER 31, 1996

           / /      TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                      For transition period from _____ to _____.
================================================================================
                         Commission File Number: 0-12374

                                  EQUITEX, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

DELAWARE                                                              84-0905189
--------                                                              ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

              7315 EAST PEAKVIEW AVENUE, ENGLEWOOD, COLORADO 80111
              ----------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                    Issuer's telephone number: (303) 796-8940

         Securities registered under Section 12 (b) of the Exchange Act:
                                      NONE

         Securities registered under Section 12 (g) of the Exchange Act:
                          COMMON STOCK, $.02 PAR VALUE
                                (Title of Class)
--------------------------------------------------------------------------------
Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days: Yes /X/ No / /

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: /X/

Issuer's revenues for its most recent fiscal year:  $632,765

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $6,023,320 based on the last sale price of the Registrant's common stock on March 26, 1997, ($2.25 per share) as reported by the National Association of Securities Dealers Automated Quotation System/National Market System.

The issuer had 3,191,115 shares of common stock outstanding as of March 26, 1997.

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

     On December 12, 1996, the Registrant announced that it intended to implement a withdrawal of its election as a Business Development Company ("BDC") under the Investment Company Act. The Registrant's Board of Directors instructed its management to prepare a detailed plan which will address the corporate governance issues and process which must be followed for decertification including the legal, accounting, securities listing and other effects of such withdrawal on the Registrant. While the Registrant is currently working on a detailed withdrawal plan, management of Registrant believes any such withdrawal would require the decertification to take place concurrently with the acquisition of an operating company. As of the filing of the report, the Registrant has been unable to identify a suitable acquisition candidate and continues to work on the plan for decertification.(See Item 1.(b)(8) "Regulation
- Business Development Companies" below).

     With its acquisition of Roadmaster Industries, Inc. in 1987, the Registrant began concentrating its efforts in acquiring interests in more mature investee companies, in some cases, through asset-based financing transactions. In that regard, the Registrant has devoted more of its time to providing managerial assistance to fewer companies, most of which time over the past four years has been devoted to current investees RDM Sports Group, Inc. (f/k/a Roadmaster Industries, Inc.) and IntraNet Solutions, Inc. (f/k/a MacGregor Sports and Fitness, Inc.), which constitute a significant portion of the Registrant's investment portfolio. The President of the Registrant is President and a director of RDM Sports Group and is a director of IntraNet Solutions.

     The  Registrant's  largest  investee  company  is RDM  Sports  Group,  Inc.
("RDM"), the value of which comprised 58% of the Registrant's investment portfolio at December 31, 1996. RDM is a leading producer of fitness equipment and is a leading producer and distributor of toys and team sports equipment. The trademarks and brand names under which RDM currently sells its products include Flexible Flyer, Vitamaster, MacGregor, DP, Hutch, Reach and Forster. On March 11, 1996, RDM announced that it had completed the sale of its Nelson/Weather-Rite camping division to Brunswick Corporation (NYSE: BC) for cash consideration of $120 million and used the net proceeds from the sale to reduce outstanding bank indebtedness. On September 6, 1996, RDM announced that it had completed the sale of its bicycle division, including the Flexible Flyer line of sleds and wagons, to Brunswick for cash consideration of approximately $200 million and used the net proceeds to reduce outstanding indebtedness, including the repayment of approximately $90 million of 11 3/4% Senior Subordinated Notes, and make funds available for reinvestment in RDM's remaining toy and fitness-related businesses, or for general corporate purposes. RDM is listed on the New York Stock Exchange where it is traded under the symbol "RDM". A significant portion of the Registrant's time is spent working with RDM.

     On July 31, 1996, MacGregor Sports and Fitness, Inc. and Technical Publishing Solutions, Inc. completed a merger through a tax-free exchange of common stock and the surviving entity was renamed IntraNet Solutions, Inc. ("IntraNet"). IntraNet provides integrated solutions for the management and distribution of business critical information contained in documents using proprietary and standard internet technologies. Concurrent with this transaction, the Registrant converted all of its outstanding debt, consulting fees and interest due totaling $688,756 into 309,782 shares of MacGregor Sports and Fitness common stock. Prior to the merger, 1,000 shares of Class C Convertible Preferred stock owned by the Registrant were automatically converted into 1,000,000 shares of MacGregor Sports and Fitness common stock. The Registrant received the Class C Convertible Preferred shares on May 10, 1995 when the Registrant elected to convert $1,000,000 principal amount of loans due the Registrant by MacGregor Sports and Fitness into the Class C Preferred stock. At the time the Class C Preferred shares were converted to common stock, $70,000 in dividends had accumulated which amount was subsequently paid with 26,515 shares of common stock. Following the merger and a subsequent 4 for 1 reverse-split declared by IntraNet on October 15, 1996, the Registrant owned 645,085 shares of IntraNet common stock, or approximately 9% of the outstanding shares at December 31, 1996, which comprised 32% of the Registrant's investment portfolio as of that date.

     On January 2, 1996, a reverse stock split approved by the Registrant's stockholders on December 18, 1995 became effective and every two shares of the Registrant's $0.01 par value common stock were exchanged for one share of newly created $0.02 par value common stock (1 for 2 reverse stock split). As a result, the Registrant's authorized shares of common stock were decreased from 15,000,000 to 7,500,000; the Registrant's issued shares from 6,448,930 to 3,224,465; and outstanding shares from 6,435,230 to 3,217,615. The Registrant's preferred stock remained unchanged with 2,000,000 $0.01 par value shares authorized and no shares issued or outstanding. All share amounts and per share figures in this report for years prior to 1996 have been restated to reflect the 1 for 2 reverse split.

     (a)(2)(3) During the year ended December 31, 1996, the Registrant has not been involved in any bankruptcy, receivership or similar proceedings; has not undergone material reclassification, merger or consolidation; has not acquired or disposed of any material amount of assets otherwise than in the ordinary course of business; and has not experienced any material change in its mode of conducting business.

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

Investment Policies
-------------------

     The Registrant has elected to be regulated as a business development company and is subject to the provisions of Sections 55 through 65 of the Investment Company Act and also is subject to those provisions of the Investment

Company Act made applicable to business development companies by Section 59 of the Investment Company Act. In accordance with those provisions, the Registrant's investment policies are defined and subject to certain limitations. Furthermore, under Section 58 of the Investment Company Act, the Registrant may not withdraw its election to be so regulated without the consent of a majority of its stockholders. If the Registrant were to withdraw its election to be regulated as a BDC, it may be subject to full regulation under of the Investment Company Act as if it were a closed-end investment company. [See Item 1.(b)(8) "Regulation - Business Development Companies."]

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

Valuation - Policy Guidelines
-----------------------------

     The Registrant's Board of Directors is responsible for the valuation of the
Registrant's   assets  in   accordance  with   its  approved  guidelines.    The

Registrant's Board of Directors is responsible for (1) recommending overall valuation guidelines and (2) the valuation of specific investments.

     There is a range of values which are reasonable for an investment at any particular time. Fair value is generally defined as the price at which the investment in question could change hands, assuming that both parties to the transaction are under no unusual pressure to buy or sell and both have reasonable knowledge of all the relevant facts. To increase objectivity in valuing the securities, the Registrant uses external measures of value such as public markets or significant third-party transactions whenever possible. Neither a long-term work-out value nor an immediate liquidation value is used, and no increment of value is included for changes which may take place in the future. Two of the Registrant's largest investee companies, RDM and IntraNet, represent 89.9% of the total value of the Registrant's investment portfolio. Each is valued by the public market method, the Registrant's preferred method of valuation. RDM is subject to lending arrangements and has bonds outstanding under which it has incurred substantial indebtedness secured by substantially all of such company's assets. As a result of its highly leveraged position, RDM has incurred substantial interest expense and any event which causes diminished cash flow may adversely affect its ability to repay its loans. IntraNet is a company in the early stages of development which has yet to show a profit as a publicly-traded company, a situation management of the company predicts could continue for the near term. The Registrant may be required to make follow-on investments or assist such companies in obtaining additional financing or face impairment of its investments in such companies. Certain members of the Registrant's Board of Directors hold minor equity positions in some of the Registrant's investee companies and certain members of the Board hold officer or director positions with some of the Registrant's investee companies. No such equity position exceeds 5% of the investee company's outstanding securities.

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

Managerial Assistance
---------------------

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

     The Investment Company Act prohibits or restricts the Registrant from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the Investment Company Act limits the type of assets that the Registrant may acquire to "qualifying assets" and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of the acquisition, less than 70% of the value of the Registrant's assets consists of qualifying assets. The effect of the regulation is to require that at least 70% of a business development company's assets be maintained in qualifying assets. Qualifying assets include: (1) securities of companies that were eligible portfolio companies at the time the Registrant acquired their securities; (2) securities of bankrupt or insolvent companies that are not otherwise eligible portfolio companies; (3) securities acquired as follow-on investments in companies that were eligible at the time of the Registrant's initial acquisition of their securities but are no longer eligible, provided that the Registrant has maintained a substantial portion of its initial investment in those companies;
(4) securities received in exchange for or distributed on or with respect to any of the forgoing; and (5) cash items, government securities and high-quality short-term debt. The Investment Company Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered to be qualifying assets. The Registrant believes that, as of December 31, 1996, at least 90% of its assets would be considered qualifying assets.

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

     The Registrant currently is considering the withdrawal of its election to be treated as a business development company. Although the Registrant is not subject to many of the provisions of the Investment Company Act, it is still difficult to take certain action without a lengthy SEC review process and/or requiring shareholder approval. In addition, the Registrant's investment objectives have changed since the election was made in 1984 and, as a result, the Registrant increasingly devotes substantial amounts of time and effort working with its primary investee, RDM, a large operating company. The Registrant is presently exploring its alternatives should it choose to withdrawal its election, however, its investigation is in the preliminary stages and there can be no assurance that it will choose to do so.

Other Securities Law Considerations
-----------------------------------

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

     Sometimes the Registrant will not register portfolio securities for sale but will seek to rely upon an exemption from registration. The most likely exemption available to the Registrant is section 4(1) of the Securities Act which, in effect exempts sales of securities not involving a distribution of the securities. This exemption will likely be available to permit a private sale of portfolio securities, and, in some cases, a public sale, if the provisions of Rule 144 under the Securities Act are satisfied. Among other things, Rule 144 requires that securities be sold in "broker transactions," and imposes a two-year holding period (one-year after April 1997) prior to the sale of restricted securities.

     (10) During the last two years the Registrant spent no amounts on Registrant-sponsored or customer-sponsored research and development activities.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On December 16, 1996, the Registrant held an Annual Meeting of its Stockholders. The stockholders re-elected each of the Registrant's three directors to serve until the next Annual Meeting of Stockholders and the votes were cast as follows:

                                    For              Withhold Authority
                                 ---------           ------------------
    Henry Fong                   1,460,166               1,087,117
    Russell L. Casement          1,463,705               1,083,578
    Aaron Grunfeld               1,463,925               1,083,358

     Additionally, the following proposal was presented and voted upon at the meeting and the votes were cast as follows:

     To ratify the appointment of Davis & Co., CPA's, P.C. as the independent auditor of the Registrant for the year ending December 31, 1996.

                            For         Against       Abstain        Non-Voted
                         ---------      -------       -------        ---------
    Shares Voted         2,487,846      31,982        27,455            -0-

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information

     The principal market in which the Registrant's Common Stock is traded is the over-the-counter market.

     The Registrant's Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol: EQTX. The table below states the quarterly high and low last sale prices for the Registrant's Common Stock as reported by The Nasdaq Stock Market, and represent actual high and low last sale prices.

                                                        Last Sale
        Quarter ended                             High             Low
        -------------                             ----             ----
        1995
        ----
        March 31, 1995                            $4.44            $2.82
        June 30, 1995                             $3.00            $2.50
        September 30, 1995                        $3.75            $2.50
        December 31, 1995                         $4.00            $2.56

        1996
        ----
        March 31, 1996                            $2.75            $2.31
        June 30, 1996                             $4.00            $2.13
        September 30, 1996                        $3.69            $3.00
        December 31, 1996                         $3.13            $1.66

(b) Holders

     The number of record holders of the Registrant's Common Stock as of March 26, 1997, was 2,762 according to the Registrant's transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

(a) Plan of Operation

     Not applicable

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

     RESULTS OF OPERATIONS. Revenues for the year ended December 31, 1996 were $632,765, up 105% as compared to $308,190 for the year ended December 31, 1995. The increase in revenues for 1996 over 1995 is primarily the result of the Registrant receiving transaction fees and interest due from MacGregor Sports and Fitness through a conversion of debt to equity [See also Part 1 Item 1(a). Business Development]. The Registrant received $144,000 in consulting fees from RDM during 1995 which made up a majority of the consulting fee revenue during that year. That contract expired in January 1996 and the Registrant did not receive such fees in 1996, nor will it in 1997. The Registrant may receive consulting fees on both a monthly contract basis as well as on a per transaction basis when assisting investees with acquisitions, refinancing or restructuring, however, the timing, nature and amount of these fees cannot be predicted. With the expiration of the RDM contract and the absence of any current monthly consulting contracts, the Registrant currently believes revenues for 1997 will be lower as compared to 1996.

     The realized gain on investments before income taxes for 1996 was $1,226,190 as compared to a gain of $31,232 in 1995. Proceeds from sales of investments was significantly higher in 1996 than 1995 and the cost of those investments was significantly lower as a percentage of the gain producing a higher realized gain before income taxes than in 1995. During 1996, the Registrant sold 497,000 shares of common stock and 87,000 warrants of MacGregor Sports and Fitness accumulated through open-market purchases from 1992 through 1995 resulting in the significantly higher realized gain for 1996. While the restrictions as to resale on many of the Registrant's investments continue to diminish, the opportunity for the sale of large portions of the investments cannot be predicted.

     Expenses for 1996 were $1,152,910 as compared to $1,499,869 in 1995, a decrease of 23%. While the Registrant's expenses were slightly lower in several categories, the decrease in officer's bonus accounts for a majority of the decrease for 1996. The Registrant currently believes that expenses for the year ending December 31, 1997 will continue at levels similar to those of 1996.

     The Registrant's net investment loss and realized gain on investments after taxes for the year ended December 31, 1996 was a gain of $639,874 as compared to a loss of $1,038,298 in 1995. The Registrant's net realized gain for 1996 is the direct result of sales of MacGregor Sports and Fitness common stock as explained above.

     At December 31, 1996, unrealized appreciation of investments decreased $8,535,628 as compared to a decrease of $1,043,785 at December 31, 1995. The significantly higher decrease in 1996 over 1995 can be attributed to the roughly 50% decrease in the market values of the Registrant's two largest investees, RDM and IntraNet, which together accounted for 90% of the Registrant's portfolio value at year end 1996. As there is no way to predict the future value of the Registrant's investment portfolio, the Registrant cannot predict future changes in the unrealized value of its investments. The net increase in net assets resulting from operations decreased $4,566,858 for 1996 as compared to a decrease of $1,775,008 for 1995.

     With the acquisition of RDM in 1987, the Registrant began concentrating on investments in more mature investee companies. Due to this change, the Registrant's net asset value and cash flows have fluctuated as a result of the market fluctuations of its two largest investees, RDM and IntraNet. The Registrant must increase the number of its investments in more mature companies in order to reduce its susceptibility to the market fluctuations of its investee companies that have occurred over the past few years. During the past four years, the Registrant has been concentrating its efforts on assisting its existing portfolio companies and therefore has not made any major new investments. Until such time as more of these mature investments are added, the Registrant will continue to be susceptible to market fluctuations.

     In July of 1984, the Registrant elected to become a BDC. Utilizing the "at value" method of evaluating fair value as described in "Valuation - Policy Guidelines", the Registrant's assets as of December 31, 1996 were $10,478,003 with a net asset value of $7,260,783. Comparatively, as of December 31, 1995, the Registrant's assets were valued at $19,056,458 and it had net assets of $11,916,832.

     LIQUIDITY AND CAPITAL RESOURCES. Of the Registrant's current liabilities of $3,217,220 at December 31, 1996, the Registrant had no amounts due to banks. Of those current liabilities, 71% or $2,274,650, is deferred income taxes, primarily for the Registrant's unrealized appreciation on investments, leaving $942,570 in other liabilities [See also Part IV Item 13 Financial Statements]. This compares to total liabilities of $7,139,626, deferred income taxes of $5,498,778 and other liabilities of $1,640,848 at December 31, 1995. The Registrant is not obligated to discharge a significant portion of its current liabilities in the near future; however, the Registrant intends to extinguish these liabilities to make other investments as cash flow permits.

     In connection with its investments, the Registrant is required, from time to time, to make loans to its investees in order to protect its investments. As a result of these loans, the Registrant carried notes receivable of $20,250 and

$126,195 at years ended December 31, 1996 and 1995, respectively. The decrease in notes receivable at year end 1996 as compared to 1995 is the result of the Registrant converting notes receivable in MacGregor Sports and Fitness to equity during 1996. [See also Part I, Item 1. Business Development].

     The Registrant's cash position decreased by $122,957 at December 31, 1996 as compared to an increase of $158,709 at December 31, 1995. Net cash used by operating activities was $14,175 for 1996 as compared to $167,738 provided by operating activities in 1995. No one use of cash used in operating activities accounted for the change from 1995 to 1996; however, the Registrant spent a significant amount of cash for the purchase of new investments in 1996 as compared to 1995 and utilized cash to decrease the amounts due to an officer of the Registrant. Cash flows from investing activities used $19,591 in 1996 compared to $4,151 in 1995 due to the purchase of a new company vehicle. Cash flows from financing activities used $89,191 as compared to $4,878 used during 1995. The cash used by financing activities in 1996 was from purchases of the Registrant's common stock for treasury. [See also Part IV, Item 13. Financial Statements].

     The Registrant's sources of income to defray operating overhead are derived from consulting fees, transaction fees gained from the Registrant assisting both existing and new investees in structuring and completing mergers, acquisitions or asset-based financing transactions, administrative fees through which the Registrant directly apportions a certain amount of its operating overhead to an investee to help defray operating costs, and sales of the Registrant's investments. During 1996 the Registrant's sources of income were sufficient to cover its operating overhead and it is anticipated this trend will continue during 1997.

     The Registrant's liquidity is affected primarily by the business success, securities prices and marketability of its investee companies and by the amount and timing of any new or incremental investments it makes. The Registrant believes that its present liquidity and capital resources are adequate to finance anticipated needs arising from or relating to its business in the 1997 year due to its increased ability to sell portions of its investee companies' stock positions as restrictions on their ability to be sold end. Although the Registrant's ability to liquidate portions of its portfolio companies have increased as the restrictions as to resale end, the Registrant generally is a long-term holder if its investments and therefore does not necessarily liquidate them upon the expiration of these restrictions. As the Registrant cannot forecast the types of large-scale sales which generate significant profits, the Registrant had not typically relied on sales of this large nature for its financing needs. However, as the Registrant expects lower transaction and consulting fees and therefore reduced revenue during 1997, sales of portfolio securities may be necessary for its financing needs.

     The Registrant's largest investee company, RDM, is a publicly held company which conducts most of its business through its wholly-owned subsidiaries. The Registrant owns common stock and convertible debentures in RDM which is a leading producer of fitness equipment, toys and team sports equipment in the United States. Management of the Registrant devotes significant efforts and resources to providing managerial assistance to RDM.

     The seasonal nature of the RDM's sales imposes fluctuating demands on their cash flow, due to the temporary build-up of inventories in anticipation of, and receivables subsequent to, the peak seasonal period which historically has occurred around November of each year. RDM's subsidiaries rely heavily on revolving loan borrowings for working capital. These loans provide them with an immediate and continued source of liquidity. RDM utilizes asset-based credit facilities provided by lending institutions to provide for its fluctuating working capital needs.

     During 1996, RDM sold two of its divisions to Brunswick Corporation for total net proceeds of approximately $320 million in cash. A majority of the net proceeds were used to pay down RDM's debt including payments on their revolving bank debt as well as the repayment of approximately $90 million of 11.75% Senior Subordinated Notes. Concurrent with the sale of RDM's bicycle division to Brunswick, RDM entered into a new bank credit agreement which provides for borrowings of up to $130 million based on eligible trade receivables and inventory. RDM's bank debt and convertible debentures carry restrictive covenants which may limit their ability to pay dividends to shareholders, including the Registrant.

     At September 28, 1996, the most recently available date, RDM had net sales through nine months of $304 million with net income of $412 thousand. At
September 30, 1996, RDM's total assets were $292 million and its total liabilities were $237 million with shareholders' equity of $55 million. RDM's borrowings represented 35% of its total assets at September 30, 1996.

     The Registrant's second largest investee company is IntraNet, a publicly held company. The Registrant owns common stock in IntraNet which provides document handling, storage and retrieval solutions to Fortune 1000 companies utilizing internet and intranet technologies. For the nine months ended December 31, 1996, the latest available date, IntraNet had total revenues of $14 million and a net loss of $1.5 million.

     As of December 31, 1996, the Registrant had made no other material commitments for capital expenditures or loans to investees. The Registrant expects that it will continue to sell certain of its investments, resulting in additional realized gains, during the remainder of the current year. At the discretion of the Board of Directors, the Registrant also may sell certain of its investments resulting in a realized loss in order to prevent further losses from occurring.


ITEM 7. FINANCIAL STATEMENTS.

     The financial statements are listed under Item 13.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no changes in or disagreements with accountants during the most recent two fiscal years.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(a) Identification of Directors and Executive Officers

                                                                Length of
Name                    Age      Offices held                   Service
----                    ---      ------------                   ---------
Henry Fong              61       President, Treasurer,          Since Inception
                                 Principal Executive,
                                 Financial and Accounting
                                 Officer and Director

Thomas B. Olson         31       Secretary                      Since 1988

Russell L. Casement     53       Director                       Since 1989

Aaron A. Grunfeld       50       Director                       Since 1991

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

     HENRY FONG. Mr. Fong has been the President, Treasurer and a director of the Registrant since inception. Mr. Fong is also chairman of the board and chief executive officer of RDM Sports Group, Inc. (f/k/a Roadmaster Industries, Inc.) a publicly-held investee of the Registrant and was its president and treasurer from 1987 to 1996. Since July 1996, Mr. Fong has been a director of IntraNet Solutions, Inc., a publicly-held investee company which provides internet/intranet solutions to Fortune 1000 companies and was the chairman of the board and treasurer of its predecessor company, MacGregor Sports and Fitness, Inc. from February 1991 until the two companies merged in July 1996. Since January 1993, Mr. Fong has been chairman of the board and chief executive officer of California Pro Sports, Inc., a publicly-traded manufacturer and distributor of in-line skates, hockey equipment and related accessories. From 1959 to 1982 Mr. Fong served in various accounting, finance and budgeting positions with the Department of the Air Force. During the period from 1972 to 1981 he was assigned to senior supervisory positions at the Department of the Air Force headquarters in the Pentagon. In 1978, he was selected to participate in the Federal Executive Development Program and in 1981, he was appointed to the Senior Executive Service. In 1970 and 1971, he attended the Woodrow Wilson School, Princeton University and was a Princeton Fellow in Public Affairs. Mr. Fong received the Air Force Meritorious Civilian Service Award in 1982. Mr. Fong is a certified public accountant. In March 1994, Mr. Fong was one of twelve CEO's selected as Silver Award winners in FINANCIAL WORLD magazine's corporate American "Dream Team."

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

     AARON A. GRUNFELD. Mr. Grunfeld has been a director of the Registrant since November 1991. Mr. Grunfeld has been engaged in the practice of law for the past 26 years and has been of counsel to the firm of Resch, Polster, Alpert, and Berger, LLP, Los Angeles, California since November 1995. From April 1990 to November 1995, Mr. Grunfeld was a member of the firm of Spensley Horn Jubas & Lubitz, Los Angeles, California. Mr. Grunfeld received an A.B. in Political Science from UCLA in 1968 and a J.D. from Columbia University in 1971. He is a member of the California Bar Association.

(b) Significant Employees

     None

(c) Family Relationships

     Not applicable

(d) Involvement in Certain Legal Proceedings

     Not applicable


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
-------------------------------------------------------

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

     Based solely upon its review of such reports received by the Registrant, or written representations from certain persons that they were not required to file any reports under Section 16, the Registrant believes that, during 1996, its officers and directors have complied with all Section 16 filing requirements.


ITEM 10. EXECUTIVE COMPENSATION.

(a) General

     Henry Fong, the President of the Registrant and the only officer of the Registrant whose total compensation exceeded $100,000 for the fiscal year ended December 31, 1996, received an annual salary of $183,013. Additionally, Mr. Fong receives an annual bonus which equals 3% of the Registrant's total assets at year end which bonus equaled $314,328 for the year ended December 31, 1996.

     On April 1, 1992, the Registrant obtained a life insurance policy with retirement benefits for Mr. Fong which pays his beneficiary $2,600,000 in the event of Mr. Fong's death or provides for retirement benefits for Mr. Fong upon his retirement at or after age 65 utilizing the cash value of the policy at that time. This benefit is being provided to Mr. Fong in consideration of his fourteen years of service to the Registrant and in anticipation of his serving the Registrant until retirement. The Registrant has no other retirement or pension plan for Mr. Fong. The annual premium on this policy is $105,414 per year for seven years until March 30, 1999, and may be considered other future compensation to Mr. Fong. For the year ended December 31, 1996, $105,414 was paid toward the policy and an additional $59,586 was paid to Mr. Fong for deferred income taxes on the policy. Concurrently, the Registrant obtained a Key-man Life Insurance policy which pays the Registrant $3,000,000 in the event of Mr. Fong's death. The Registrant paid $14,300 on this policy in 1996 which is not considered compensation to Mr. Fong.

(b) Summary Compensation Table

     The following table sets forth information regarding compensation paid to the officers of the Registrant during the years ended December 31, 1996, 1995 and 1994:

                           SUMMARY COMPENSATION TABLE

                                 Annual Compensation ($$)                    Long-Term
                      ------------------------------------------------     Compensation
                                                                              Awards
(a)                    (b)          (c)           (d)          (e)              (g)               (i)
                                                              Other                               All
Name &                                                       Annual                              Other
Principal                         Salary         Bonus    Compensation        Options        Compensation
Position              Year          ($)           ($)          ($)           & SARs(#)            ($)
----------            ----        -------       -------   ------------       ---------       ------------
Henry Fong            1996        183,013       314,328        -0-              -0-             165,000  <F1>
President,
Treasurer
Principal
Executive
Officer and
Accounting
Officer

Henry Fong            1995        183,013       571,693        -0-              -0-             165,000  <F1>

Henry Fong            1994        183,013       669,536        -0-              -0-             165,000  <F1>
---------

<F1>  Includes  payments  and tax  liability  on the life  insurance  policy  as explained more fully in "Item 10 (a) General" above.


(c) Option/SAR Grants Table

     The Registrant made no grants of stock options or SARs during the year ended December 31, 1996.

(d) Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
--------------------------------------------------------------------------------
(a)                         (b)                       (c)                       (d)                        (e)

                                                                             Number of
                                                                            Securities                  Value of
                                                                            Underlying                 Unexercised
                                                                            Unexercised               In-the-Money
                                                                           Options/SARs               Options/SARs
                          Shares                                           at FY-End (#)              at FY-End (#)
                        Acquired on                  Value                 Exercisable/               Exercisable/
Name                   Exercise (#)              Realized ($)              Unexercisable              Unexercisable
----------             ------------              ------------              -------------              -------------
Henry Fong                  -0-                       -0-                   206,545/-0-              $(245,272)/-0-


(e) Long Term Incentive Plans - - Awards in Last Fiscal Year.

     The Registrant has no long term incentive plans, and consequently has made no such awards.

(f) Compensation of Directors

     (1) Standard Arrangements

     Each independent member of the Registrant's Board of Directors, Messrs. Russell L. Casement and Aaron A. Grunfeld, receive $10,000 per year payable monthly and $500 for each Board of Director's meeting attended either in person or by telephone. Prior to June 1, 1995, each independent member of the board received $1,500 for each Board of Director's meeting attended either in person or by telephone. For the year ended December 31, 1996, Messrs. Casement and Grunfeld each received a total of $12,000. Members of the Board of Directors also receive reimbursement for expenses incurred in attending board meetings.

     (2) Other Arrangements

     1993 Stock Option Plan for Non-Employee Directors
     -------------------------------------------------

     The Registrant has adopted the 1993 Stock Option Plan for Non-Employee Directors (the "Directors' Plan") reserving an aggregate of 250,000 shares of Common Stock for issuance pursuant to the exercise of stock options (the "Options") which may be granted to non-employee directors of the Registrant. On July 5, 1995, an order was issued by the Securities and Exchange Commission authorizing the Directors' Plan and the options granted thereunder. The Directors' Plan is for a ten-year term commencing July 5, 1995 (the "Effective Date"). Each non-employee director automatically, as of the Effective Date, was granted an option to purchase 50,000 shares of common stock at $3.00 per share. Thereafter, each director who first becomes a non-employee director shall automatically, as of the date 90 days following the date such person becomes a non-employee director, be granted an option to purchase 50,000 shares of common stock. No additional options can be granted under the Directors' Plan except to an individual who first becomes a non-employee director after the Effective Date. No discretionary grants can be made under the Directors' Plan.


(g) Employment Contracts and Termination of Employment and Change-in-Control Arrangements

     On April 1, 1992, the Registrant obtained a life insurance policy on the Registrant's President, Henry Fong, which policy provides for a payment to Mr. Fong's beneficiary of $2,600,000 in the event of his death or a retirement benefit to Mr. Fong consisting of the cash value of the policy upon Mr. Fong's retirement from the Registrant at or after age 65 [See-Item 11. (a) "General." above]. The Registrant has no other compensation plan or arrangement with respect to any executive officer which plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment with the Registrant. The Registrant has no plan or arrangement with respect to any such persons which will result from a change in control of the Registrant or a change in the individual's responsibilities following a change in control.

(h) Report on Repricing of Options/SARs

     Not applicable

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) (b) Security Ownership of Certain Beneficial Owners and Security Ownership of Management.

     The following table contains information at March 26, 1997, as to the beneficial ownership of shares of the Registrant's Common Stock by each person who, to the knowledge of the Registrant at that date, was the beneficial owner of five percent or more of the outstanding shares of the class, each person who is a director or executive officer of the Registrant and all persons as a group who are executive officers and directors of the Registrant and as to the percentage of outstanding shares so held by them at March 26, 1997.

Name and address                     Amount and Nature of
of beneficial owner                 Beneficial Ownership<F1>    Percent of Class
-------------------                 ------------------------    ----------------
Henry Fong                                547,829   <F2>             16.1%
7315 East Peakview Avenue
Englewood, Colorado 80111

Unnamed Association                       187,500                     5.5%
of Persons
c/o Gary L. Blum, Esq.
9595 Wilshire Blvd., Suite 511
Beverly Hills, California 90212

Russell L. Casement                        75,000   <F3>              2.3%
1355 S. Colorado Blvd., Suite 320
Denver, Colorado 80222

Aaron A. Grunfeld                          59,800   <F3>              1.8%
10390 Santa Monica Blvd, Fourth Floor
Los Angeles, California 90025

All officers and directors                687,629   <F2><F3><F4>      19.6%
as a group (four persons)
----------

<F1> The beneficial owners exercise sole voting and investment power.

<F2> Includes 206,545 shares  underlying  options granted under the Registrant's
1993 Stock Option Plan.

<F3> Includes 50,000 shares  underlying  options  granted under the Registrant's
1993 Stock Option Plan for Non-Employee Directors. [See also Item 10.(f)(2) "Other Arrangements"]

<F4> Includes 5,000 shares  underlying  options  granted under the  Registrant's
1993 Stock Option Plan.

(c) Changes in Control.

     The Registrant does not know of any arrangements, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a) Transactions with Management and Others.

     The Registrant currently leases approximately 1,800 square feet of9 office space in Greenwood Executive Park, 6400 South Quebec, Englewood, Colorado, from a partnership in which its president and his wife are sole partners, on terms comparable to the existing market for similar facilities. [See also Part I, Item
2. Description of Property]

     During the year ended December 31, 1995, the President of the Registrant and his wife made three separate loans totaling $125,000 to the Registrant. These loans were due on demand and carried an interest rate of 10% per annum. The loans were repaid with interest prior to December 31, 1995. No such loans were made in 1996.

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

1. Financial Statements and Supplementary Data.

                                                                           Page
                                                                           ----
    Report of Independent Certified Public Accountants............         F-1
    Statements of Assets and Liabilities  at
     December 31, 1996, and 1995..................................         F-3
    Schedule of Investments at December 31, 1996
     and December 31, 1995........................................         F-5
    Statements of Changes in Stockholders' Equity for the
     Years Ended December 31, 1996 and 1995.......................         F-11
    Statements of Operations for the Years ended
     December 31, 1996 and 1995...................................         F-13
    Statements of Cash Flows for the Years Ended
     December 31, 1996 and 1995...................................         F-15
    Notes to Financial Statements.................................         F-17

2. Financial Statements Schedules.

    Schedule II - Valuation and Qualifying Accounts and Reserves..         S-1

3. Exhibits.

    3.1           Articles of Incorporation <F1>
    3.2           Bylaws <F1>
    10.5          1993 Stock Option Plan <F2>
    10.6          1993 Stock Option Plan for Non-Employee Directors <F2>
    10.7          Custody Agreement between Colorado National Bank
                  and the Registrant <F2>
----------

<F1>  Incorporated  by reference from the like numbered  exhibits filed with the
Registrant's Registration Statement on Form S-18, No. 2-82104-D effective April 11, 1983.

<F2>  Incorporated  by reference form the like numbered  exhibits filed with the
Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 26, 1997
       --------------

                                       EQUITEX, INC.
                                       (Registrant)


                                       By  /S/ HENRY FONG
                                           -------------------------------
                                           Henry Fong, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Date:  March 26, 1997                      /S/ HENRY FONG
       --------------                      -------------------------------
                                           Henry Fong, President,
                                           Treasurer and Director
                                           (Principal Executive, Financial,
                                           and Accounting Officer)





Date:  March 26, 1997                      /S/ RUSSELL L. CASEMENT
       --------------                      -------------------------------
                                           Russell L. Casement, Director





Date:  March 26, 1997                      /S/ AARON A. GRUNFELD
       --------------                      -------------------------------
                                           Aaron A. Grunfeld, Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Equitex, Inc.

We have audited the accompanying statements of assets and liabilities and schedule of investments of Equitex, Inc. as of December 31, 1996 and 1995 and the related statements of changes in stockholders' equity, operations and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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

In our opinion, the 1996 and 1995 financial statements referred to above present fairly, in all material respects, the financial position of Equitex, Inc. at December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As explained more fully in Note 1b., the financial statements at December 31, 1996 and 1995 include securities and receivables, valued at $483,130 (6.7% of net assets) and $3,006,173 (25.2% of net assets), respectively, whose values have been estimated by the Board of Directors in the absence of readily attainable market values. We have reviewed the procedures used by the Board of Directors in arriving at its estimate of value of such securities and receivables and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation of restricted securities and receivables, those estimated values may differ significantly from the values that would have been used had a ready market for the restricted securities and receivables existed, and had the precise recoverability of the receivables been determinable; and the differences could be material.

                                                                     (Continued)
                                       F-1

Report of Independent Certified Public Accountants
Page Two


Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule on S-1 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the 1996 and 1995 financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                             /S/ DAVIS & CO., CPA'S, P.C.
                             Davis & Co., CPAs, P.C.
                             Certified Public Accountants


Englewood, Colorado
March 21, 1997

                                  EQUITEX, INC.
                      Statements of Assets and Liabilities

                                                              December 31,
                                                          1996           1995
                                                          ----           ----
ASSETS

Investments, at fair value:

 Securities (cost of $3,767,308 and
   $3,470,057 in 1996 and 1995, respectively) ....    $10,138,562    $18,376,939
 Notes receivable, net of allowance
   for uncollectible accounts of $100 and
   $136,545 in 1996 and 1995, respectively .......         20,250        126,195
 Accrued interest receivable, net of
   allowance for uncollectible interest of
   $35 and $120,617 in 1996 and
   1995, respectively ............................          1,902        120,031
 Trade receivables, net of allowance
   for uncollectible accounts of $2,943
   and $7,095 in 1996 and 1995, respectively .....         39,623         58,440
                                                      -----------    -----------
                                                       10,200,337     18,681,605

Cash .............................................         53,795        176,752

Accounts receivable - brokers ....................          4,766            918

Income taxes refundable ..........................        166,609        166,609

Furniture and equipment, net of
   accumulated depreciation of $106,362
   and $111,615 in 1996 and 1995, respectively ...         38,720         21,041

Other ............................................         13,776          9,533
                                                      -----------    -----------
                                                      $10,478,003    $19,056,458
                                                      ===========    ===========

                                                                     (Continued)
The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                      Statements of Assets and Liabilities

                                                              December 31,
                                                          1996           1995
                                                          ----           ----
LIABILITIES AND NET ASSETS

Liabilities
   Accounts payable and other
     accrued liabilities .........................    $    55,441    $   220,628
   Accounts payable to brokers ...................        739,023        889,841
   Accrued bonus to officer ......................        148,106        530,379
   Deferred income taxes .........................      2,274,650      5,498,778
                                                      -----------    -----------
                                                        3,217,220      7,139,626
Commitments and contingencies (Notes 4, 7, 8 and 9)

Net Assets
   Preferred stock, par value $.01;
     2,000,000 shares authorized; no
     shares issued
   Common stock, par value $.02;
     7,500,000 shares authorized;  3,224,465
     shares issued; 3,191,115 and 3,217,615
     shares outstanding in 1996 and 1995,
     respectively ................................         64,489         64,489
   Additional paid-in capital ....................      4,447,175      4,447,175

   Retained earnings
     Accumulated deficit prior to
       becoming a BDC ............................       (118,874)      (118,874)
     Accumulated net investment loss .............    (12,025,669)   (11,439,353)
     Accumulated net realized gains from
       sales and permanent write-downs
       of investments ............................     11,121,234      9,895,044
     Unrealized net gains on investments
       (net of deferred income taxes of
       $2,484,788 and $5,813,684 in 1996
       and 1995, respectively) ...................      3,886,465      9,093,197
   Less: treasury stock at cost
       (33,350 and 6,850 shares in
       1996 and 1995, respectively) ..............       (114,037)       (24,846)
                                                      -----------    -----------
                                                        7,260,783     11,916,832
                                                      -----------    -----------
                                                      $10,478,003    $19,056,458
                                                      ===========    ===========

The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                             Schedule of Investments
                                December 31, 1996

                                               NUMBER               COST
                                                 OF                AND/OR        FAIR
COMPANY                                     SHARES OWNED           EQUITY        VALUE
-------                                     ------------           ------        -----
AFFILIATED COMPANIES
COMMON STOCKS - PUBLIC MARKET
   METHOD OF VALUATION (c)(e)

IntraNet Solutions, Inc. (formerly
  MacGregor Sports & Fitness, Inc.)
  Document management services;
    web-based internet software,
    electronic document management
    and demand printing ...........              645,085       $  1,417,610  $  3,193,171

RDM Sports Group (formerly
  Roadmaster Industries, Inc.)
  Manufacturer of fitness
  equipment and juvenile products .            5,142,037          1,149,559     5,789,367

OTHER - PUBLIC MARKET METHOD
  OF VALUATION

RDM Sports Group                          8% Convertible
  Manufacturer of fitness                   Subordinated
  equipment and juvenile products .           Debentures            150,682       130,375
                                                               ------------  ------------

   Sub-Total
   AFFILIATED COMPANIES ...........                               2,717,851     9,112,913
                                                               ------------  ------------


UNAFFILIATED COMPANIES
COMMON STOCKS - PUBLIC MARKET
  METHOD OF VALUATION

Diametrics Medical
  Medical equipment ...............               10,000             76,883        42,500
Cambridge Holdings
  Real estate - commercial ........               87,209             34,000        54,506
IVI Publishing
  Publishing technology ...........               30,000            171,258        93,750
Meditech Pharmaceuticals, Inc.
  Antiviral products ..............              500,000             40,000        13,750
Meteor Industries
  Petroleum distributor ...........                5,120             19,502        25,920
Racotek
  Medical technology ..............               50,000            317,387       212,500
Audio King
  Consumer electronics ............               12,000             31,543        13,500

                                                                     (Continued)
The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                        Schedule of Investments (Page 2)
                                December 31, 1996

                                               NUMBER               COST
                                                 OF                AND/OR        FAIR
COMPANY                                     SHARES OWNED           EQUITY        VALUE
-------                                     ------------           ------        -----
UNAFFILIATED COMPANIES (CONTINUED)
COMMON STOCKS - PUBLIC MARKET
   METHOD OF VALUATION

Frontier Airlines
  Commercial air carrier ..........               10,000             92,520        32,500
LaMan Corporation
  Manufacturer - decontamination
  devices .........................               29,400             61,265        36,750
Las Vegas Discount Golf
  and Tennis
  Sporting goods retailer .........               30,000             31,600        27,188

COMMON STOCKS - PRIVATE MARKET
  METHOD OF VALUATION (a)(e)

All Systems Go
  Software development ............               20,000(b)          25,000        25,000
NevStar Gaming Corporation                 10,000 Series
  Gaming development ..............          A preferred             38,500        38,500
Ocean Power Technology
  Alternative energy
  research and development ........               35,714(b)          40,000        89,285
                                                 100,000               --         250,000
Gain, Inc.
  Male vascular devices ...........               20,000(b)          50,000        50,000
Juice Island
  Health food stores ..............               10,000(b)          20,000        20,000

WARRANTS (f)(e)

Juice Island
  Health food stores ..............                2,500               --            --
                                         ---------------       ------------  ------------

  Sub-total
  UNAFFILIATED COMPANIES ..........                               1,049,458     1,025,649
                                                               ------------  ------------

  Total
  ALL COMPANIES ...................                            $  3,767,309  $ 10,138,562
                                                               ============  ============

                                                                     (Continued)
The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                        Schedule of Investments (Page 3)
                                December 31, 1996

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

(b) May be sold under the provisions of Rule 144 of the Securities Act of 1933 after an initial holding period expires.

(c) Since the Company is a greater than five percent shareholder, it may be affected by a sales limitation of one percent of the investee's outstanding common stock during any three-month period.

(e) Since certain of these securities have certain restrictions as to resale, the Board of Directors determines fair value in good faith using public market information, but also taking into consideration the impact of such factors as available financial information of the investee, the nature and duration of restrictions on the disposition of securities, and other factors which influence the market in which a security is purchased and sold.

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

                                  EQUITEX, INC.
                             Schedule of Investments
                                December 31, 1995

                                               NUMBER               COST
                                                 OF                AND/OR        FAIR
COMPANY                                     SHARES OWNED           EQUITY        VALUE
-------                                     ------------           ------        -----
CONTROLLED COMPANIES
COMMON STOCKS,  UNITS AND WARRANTS
PUBLIC MARKET METHOD OF
VALUATION (c)(e)
MacGregor Sports & Fitness, Inc.
  Sporting goods ..................            1,180,566(c)    $     11,737  $  2,479,189
                                                 150,000(b)         150,000       354,375
                                                 513,480            532,024     1,317,181
                                            47,000 units            101,111       229,125
                                                  40,000
                                                warrants             10,404        67,500
PREFERRED STOCK - PRIVATE MARKET
  METHOD OF VALUATION (e)
MacGregor Sports & Fitness, Inc.                   1,000
  Sporting goods ..................             Series C(c)         500,000     2,100,000

AFFILIATED COMPANIES
COMMON STOCKS - PUBLIC MARKET
   METHOD OF VALUATION (c)(e)
Roadmaster Industries, Inc.
  Manufacturer of bicycles, junior
  wheel goods and fitness equipment            5,100,000(c)       1,093,702    10,901,250
                                                   5,437(b)          10,000        11,622
OTHER - PUBLIC MARKET METHOD
  OF VALUATION
Roadmaster Industries, Inc.                          Sr.
  Manufacturer of bicycles, jr              Subordinated
  wheel goods and fitness equip ...         Notes-11.75%             37,793        34,876
                                            Subordinated
                                           Debentures-8%             88,116        84,000
                                                               ------------  ------------
   Sub-Total-CONTROLLED AND
   AFFILIATED COMPANIES ...........                               2,534,887    17,579,118
                                                               ------------  ------------


UNAFFILIATED COMPANIES
COMMON STOCKS - PUBLIC MARKET
  METHOD OF VALUATION
Diametrics Medical
  Medical technology ..............               20,000            204,387        97,500
Cambridge Holdings
  Real estate .....................               87,209             34,000        29,974
Therapy Lasers
  Medical products ................                   96              1,217            12
Meditech Pharmaceuticals, Inc.
  Antiviral products ..............              500,000             40,000         5,000
Meteor Industries
  Petroleum distributor ...........               15,120             68,257        30,240
Racotek
  Medical technology ..............               10,000             63,129        52,500
Audio King
  Consumer electronics ............               25,000             65,629        62,500

                                                                     (Continued)
The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                        Schedule of Investments (Page 2)
                                December 31, 1995

                                               NUMBER               COST
                                                 OF                AND/OR        FAIR
COMPANY                                     SHARES OWNED           EQUITY        VALUE
-------                                     ------------           ------        -----
UNAFFILIATED COMPANIES (Continued)
COMMON STOCKS - PUBLIC MARKET
   METHOD OF VALUATION
Health Tech International
  Employee testing systems ........                  100            156,527         3,925
LaMan Corporation
  Manufacturer - decontamination                   8,500
  devices .........................                units             55,250        19,125
                                                  28,000             61,264        31,500
Boca Raton Capital
  Capital formation ...............                4,000             20,135         9,000
LaBarge, Inc.
  Manufacturing electronic
  devices/cables ..................               10,000             11,875        35,000
Skydoor, Inc.
  Entertainment ...................               50,000(b)          50,000        18,750

COMMON STOCKS - PRIVATE MARKET
  METHOD OF VALUATION (a)(e)
All Systems Go
  Software development ............               20,000(b)          25,000        25,000
NevStar Gaming Corporation                 10,000 Series
  Gaming development ..............          A preferred(b)          38,500        38,500
Ocean Power Technology
  Energy development ..............               35,714(b)          40,000        89,285
                                                 100,000               --         250,000
WARRANTS (f)(e)
Nations Mart
  Mass merchant consumer services .               10,000               --              10
                                         ---------------       ------------  ------------

  Sub-total
  UNAFFILIATED COMPANIES ..........                                 935,170       797,821
                                                               ------------  ------------

  Total
  ALL COMPANIES ...................                            $  3,470,057  $ 18,376,939
                                                               ============  ============

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

(b) May be sold under the provisions of Rule 144 of the Securities Act of 1933 after an initial holding period expires.

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

                                  EQUITEX, INC.
                  Statements of Changes in Stockholders' Equity
                 For the Years Ended December 31, 1996 and 1995

                                                                               ACCUMULATED
                                                                               (DEFICIT)
                                                                  ADDITIONAL    PRIOR TO
                               COMMON STOCK           TREASURY      PAID-IN     BECOMING
                           SHARES        AMOUNT        STOCK        CAPITAL      A BDC
                           ------        ------       --------    ----------   -----------
Balance at Dec. 31,
  1994 ...............    6,448,930    $   64,489   $  (24,846)   $4,452,053   $ (118,874)

Legal costs of
  private placement ..                                                (4,878)

Net investment loss ..

Net realized gain
  on investments .....

Unrealized gain
  on investments .....
                         ----------    ----------   ----------    ----------   ----------
Balance at Dec. 31,
  1995 ...............    6,448,930        64,489      (24,846)    4,447,175     (118,874)

1 for 2 reverse
  stock split in
  January 1996 .......   (3,224,465)

Purchases of treasury
  stock in July and
  August 1996 ........                                 (89,191)

Net investment (loss)

Net realized gain on
  investments ........

Unrealized gain (loss)
  on investments .....
                         ----------    ----------   ----------    ----------   ----------
Balance at Dec. 31,
  1996 ..............     3,224,465    $   64,489   $ (114,037)   $4,447,175   $ (118,874)
                         ==========    ==========   ==========    ==========   ==========

                                                                     (Continued)

The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                  Statements of Changes in Stockholders' Equity
                 For the Years Ended December 31, 1996 and 1995
                                    (Page 2)

                                              ACCUM.
                                            REALIZED         ACCUM.
                              ACCUM.        NET GAINS        UNREA-          TOTAL
                               NET          FROM SALES      LIZED NET        STOCK-
                              INVEST.       OF INVEST-     APPREC. ON       HOLDERS'
                               LOSS           MENTS        INVESTMENTS       EQUITY
                           -------------   ------------    ------------   ------------
Balance at Dec. 31, 1994   $(10,369,823)   $  9,863,812    $  9,829,907   $ 13,696,718

Legal costs of
  private placement ....                                                        (4,878)

Net investment loss ....     (1,069,530)                                    (1,069,530)

Net realized gain
  on investments .......                          31,232                        31,232

Unrealized gain
  on investments .......                                       (736,710)      (736,710)
                           ------------    ------------    ------------   ------------
Balance at Dec. 31, 1995    (11,439,353)      9,895,044       9,093,197     11,916,832

1 for 2 reverse
   stock split in
   January 1996 ........                                                            --

Purchases of treasury
   stock in July and
   August 1996 .........                                                       (89,191)

Net investment (loss) ..       (586,316)                                      (586,316)

Net realized
   gain on
   investments .........                      1,226,190                      1,226,190

Unrealized gain (loss)
   on investments ......                                     (5,206,732)    (5,206,732)
                           ------------    ------------    ------------   ------------

Balance at Dec. 31, 1996   $(12,025,669)   $ 11,121,234    $  3,886,465   $  7,260,783
                           ============    ============    ============   ============

The accompanying notes are a part of this statement.

                                  EQUITEX, INC
                            Statements of Operations

                                                          For the years ended
                                                              December 31,
                                                          1996           1995
                                                          ----           ----
Revenues
  Interest and dividends .........................    $   268,859    $    69,465
  Consulting and transaction fees ................        281,500        163,826
  Administrative fees ............................         62,198         61,331
  Miscellaneous ..................................         20,208         13,568
                                                      -----------    -----------
                                                          632,765        308,190
Expenses
  Salaries and consulting fees ...................        315,473        345,166
  Officers' bonus ................................        314,328        571,693
  Office rent ....................................         30,000         30,871
  Advertising and promotion ......................          4,084          2,629
  Other general and administrative ...............        208,527        274,189
  Interest .......................................         75,670         29,033
  Bad debt expense ...............................        (17,987)        27,093
  Depreciation and amortization ..................         10,246          9,650
  Employee benefits ..............................        212,569        209,545
                                                      -----------    -----------
                                                        1,152,910      1,499,869
                                                      -----------    -----------

Net investment (loss) ............................       (520,145)    (1,191,679)
                                                      -----------    -----------

Net realized gain on investments and
  net unrealized gain on investments:
  Proceeds from sales of investments .............      2,876,744      1,280,513
  Less: cost of investments sold .................      1,650,554      1,249,281
                                                      -----------    -----------
    Realized gain from sales of investments ......      1,226,190         31,232
  Permanent write-down of investments ............          (--)           (--)
                                                      -----------    -----------

    Realized gain on investments before
       income taxes ..............................      1,226,190         31,232
                                                      -----------    -----------
    Net investment (loss) and realized gain
       on investments before income taxes ........        706,045     (1,160,447)


  Less: income taxes (provision) benefit
    Current ......................................        (35,406)       151,079
    Deferred .....................................        (66,171)       (28,930)
                                                      -----------    -----------
                                                         (101,577)       122,149
    Income tax benefit of
       NOL carryforward ..........................         35,406           --
                                                      -----------    -----------
                                                          (66,171)       122,149

                                                                     (Continued)

The accompanying notes are a part of this statement.

                                  EQUITEX, INC
                        Statements of Operations (Page 2)

                                                          For the years ended
                                                              December 31,
                                                          1996           1995
                                                          ----           ----
Net investment (loss) and realized gain
  on investments after income taxes ..............        639,874     (1,038,298)


(Decrease) in unrealized
   appreciation of investments ...................     (8,535,628)    (1,043,785)
Less income tax benefit applicable
   to (decrease) in unrealized
   appreciation of investments
      Deferred ...................................      3,328,896        307,075
                                                      -----------    -----------
                                                       (5,206,732)      (736,710)
                                                      -----------    -----------

Net (decrease) in net assets
   resulting from operations .....................    $(4,566,858)   $(1,775,008)
                                                      ===========    ===========

(Decrease) in net assets per
   share - primary ...............................    $     (1.42)   $      (.55)
                                                      ===========    ===========
Weighted average number of common shares .........      3,214,708      3,217,615
                                                      ===========    ===========

(Decrease) in net assets per
   share - fully-diluted .........................    $     (1.26)   $      (.49)
                                                      ===========    ===========

The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                            Statements of Cash Flows

                                                          For the years ended
                                                              December 31,
                                                          1996           1995
                                                          ----           ----
Cash flows from operating activities:
  Net change in net assets .......................    $(4,566,858)   $(1,775,008)
    Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization ..............         10,246          9,650
      Provision for bad debts on notes
        receivable ...............................        116,241         10,000
      Realized (gain) on sale of investments .....     (1,226,190)       (31,232)
      Unrealized loss on investments .............      8,535,628      1,043,785
      Donation of stock of investee company ......           --              398
Proceeds from sales of investments ...............      2,876,744      1,281,164
Purchases of investments .........................     (1,956,805)    (1,371,589)
Issuance of notes receivable .....................        (30,000)      (170,185)
Collections of notes receivable ..................         20,370        660,000
Changes in assets and liabilities:
  Decrease in interest receivable ................        118,129        (14,795)
  (Increase) in accounts receivable-broker .......         (3,848)           556
  (Increase) decrease in other assets ............         (4,243)         3,167
  (Increase) decrease in trade receivables .......         18,817        (29,201)
  (Increase) in income taxes refundable ..........           --          (31,978)

  (Decrease) in accounts payable and
    other accrued liabilities ....................       (165,187)      (209,627)
  (Decrease) in deferred revenue .................           --          (19,826)
  (Decrease) increase in accounts
    payable to brokers ...........................       (150,818)       889,841
  (Decrease) in deferred income taxes ............     (3,224,128)      (152,474)
  Increase (decrease) in amounts due
    to officer ...................................       (382,273)        75,092
                                                      -----------    -----------

  Net cash provided (used) by operating
    activities ...................................        (14,175)       167,738

Cash flows from investing activities:
  Purchase of equipment and vehicle ..............        (33,091)        (4,151)
  Proceeds from sale of vehicle ..................         13,500           --
                                                      -----------    -----------

Net cash (used) by investing activities ..........        (19,591)        (4,151)

                                                                     (Continued)

The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                        Statements of Cash Flows (Page 2)

                                                          For the years ended
                                                              December 31,
                                                          1996           1995
                                                          ----           ----
Cash flows from financing activities:
  Common stock re-purchased for cash .............        (89,191)          --
  Proceeds from issuance of notes payable ........           --          100,000
  Repayment of notes payable .....................           --         (100,000)
  Legal costs of private placement ...............           --           (4,878)
                                                      -----------    -----------
  Net cash (used) by financing
    activities ...................................        (89,191)        (4,878)

Increase (decrease) in cash ......................       (122,957)       158,709


Cash, beginning of period ........................        176,752         18,043
                                                      -----------    -----------
Cash, end of period ..............................    $    53,795    $   176,752
                                                      ===========    ===========


Supplemental disclosures of cash flow information:
    Interest paid ................................    $    17,526    $    23,141
                                                      ===========    ===========

    Interest received ............................    $    72,616    $    36,837
                                                      ===========    ===========

    Income taxes paid (refunded) .................    $     1,402    $  (284,773)
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

     3. Public market - The public market method is the preferred method of valuation when there is an established public market for the investee's securities. In determining whether the public market method is sufficiently established for valuation purposes, the Company examines the trading volume, the number of shareholders and the number of market makers in the investee's securities, along with the trend in trading volume as compared to the Company's proportionate share of the investee's securities. Investments in unrestricted securities that are traded in the over-the-counter market are generally valued at the high bid price on the last day of the year. If the security is

                                  EQUITEX, INC.
                        Notes to the Financial Statements

Note 1:  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

f.   REVENUE RECOGNITION
     Due to the uncertainty of collection, the Company recognizes all types of consulting fee revenues from portfolio companies (except for RDM Sports Group) as cash is received. All other types of revenues are recognized on the accrual basis.

g.   ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The estimate that is particularly sensitive to future change is the determination of the fair value of the Company's investments in and various receivables due from its investee companies (see Note 1b., herein). Management believes that its estimates and assumptions provide a reasonable basis for the fair presentation of the Company's financial position and results of operations.

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

i.   RECLASSIFICATIONS
     Certain reclassifications have been made to the December 31, 1995 financial statements to conform to the December 31, 1996 presentation.

j.   NET ASSETS PER SHARE
     In accordance with the fair value accounting method used by regulated investment companies, net assets (total stockholders' equity) per share at December 31, 1996 and 1995 were as follows:

                     NUMBER OF SHARES
      BASIS          1996        1995      1996    1995
                     ----        ----      ----    ----
    Primary .....  3,191,115   3,217,615   $2.26   $3.70
                   =========   =========   =====   =====

    Fully diluted  3,502,660   3,529,160   $2.06   $3.38
                   =========   =========   =====   =====

Note 2:  DETAIL OF RECEIVABLES AND SOURCES OF REVENUE

a.   RECEIVABLES
     Receivables are from the following types of companies at December 31, 1996 and 1995, respectively.

                                          PORTFOLIO COMPANIES
                                                          LESS
                                                         THAN 5%
                             CONTROLLED   AFFILIATED      OWNED        TOTAL
                             ----------   ----------    ---------    ---------
1996
Notes receivable ..........   $    --      $  10,250    $  10,100    $  20,350
Interest receivable .......        --          1,557          380        1,937
Trade receivables .........        --          5,881       36,685       42,566
Less: allowances for
  uncollectible receivables        --         (2,943)        (135)      (3,078)
                              ---------    ---------    ---------    ---------
                              $    --      $  14,745    $  47,030    $  61,775
                              =========    =========    =========    =========

1995
Notes receivable ..........   $ 252,020    $  10,250    $     470    $ 262,740
Interest receivable .......     240,063          532           53      240,648
Trade receivables .........       7,469       18,368       39,698       65,535
Less:  allowances for
  uncollectible receivables    (249,776)     (13,140)      (1,342)    (264,258)
                              ---------    ---------    ---------    ---------
                              $ 249,776    $  16,010    $  38,879    $ 304,665
                              =========    =========    =========    =========

                                  EQUITEX, INC.
                        Notes to the Financial Statements

Note 2:  DETAIL OF RECEIVABLES AND SOURCES OF REVENUE (CONTINUED)

a.   RECEIVABLES (CONTINUED)
     Included in notes receivable and interest receivable above are amounts totaling $22,288 and $492,083 at December 31, 1996 and 1995, respectively, which have been valued at fair value and whose collectibility cannot be determined due to future events (such as the success of investees' public/private offerings), the outcome of which cannot be determined at this time.

b.   SOURCES OF REVENUES
     Sources of revenues are from the following types of companies for the year ended December 31, 1996 and 1995, respectively.

                                        PORTFOLIO COMPANIES
                                                LESS
                                               THAN 5%
                       CONTROLLED  AFFILIATED   OWNED      OTHER      TOTAL
                       ----------  ----------  --------   --------   --------
1996
Interest and other
  income .............   $   --     $226,786   $   --     $ 62,281   $289,067
Consulting/transaction
  fees ...............       --      281,500       --         --      281,500
Administrative fees ..       --       61,960       --          238     62,198
                         --------   --------   --------   --------   --------
                         $   --     $570,246   $   --     $ 62,519   $632,765
                         ========   ========   ========   ========   ========

1995
Interest and other
  income .............   $ 50,296   $    515   $   --     $ 32,222   $ 83,033
Administrative fees ..       --       61,276       --           55     61,331
Consulting/transaction
  fees ...............       --      163,826       --         --      163,826
                         --------   --------   --------   --------   --------
                         $ 50,296   $225,617   $   --     $ 32,277   $308,190
                         ========   ========   ========   ========   ========

     During 1996 two investee companies accounted for 80% and 9%, respectively, of the Company's total revenues of $632,765.

Note 3:  INVESTMENTS

     Investments consist of holdings of securities in and receivables of publicly and privately held companies. The Company has representation on the boards of directors of four of its investee companies. Several investments are in companies in which there is either direct or indirect ownership or control of five percent or more of the outstanding voting shares.

a. INVESTMENT IN RDM SPORTS GROUP (FORMERLY ROADMASTER INDUSTRIES, INC.) During 1995 the Company purchased 15,000 shares of RDM on the open market and $50,000 and $100,000 (face value) of RDM's 11 3/4% Senior Subordinated Notes and 8% Subordinated Debentures, respectively. During 1996 the Company purchased 36,600 shares of RDM on the open market and 75,000 (face value) of RDM's 8% subordinated debentures.

                                  EQUITEX, INC.
                        Notes to the Financial Statements

Note 3:  INVESTMENTS (CONTINUED)

a.   INVESTMENT IN RDM SPORTS GROUP
     (FORMERLY ROADMASTER INDUSTRIES, INC.) (CONTINUED)
     During 1995 the Company recorded consulting fees from RDM of $144,000. The consulting fee contract with RDM expired on January 1, 1996. During 1996 and 1995, the Company recorded administrative fees from RDM totaling $58,828 and $60,648, respectively.

b.   INVESTMENT IN INTRANET SOLUTIONS, INC.
     (FORMERLY MACGREGOR SPORTS & FITNESS, INC.)
     On July 31, 1996, MacGregor Sports & Fitness, Inc. merged with Technical Publishing Solutions, Inc. (TPSI) through a tax-free exchange of common stock. TPSI was formed in 1990 and provides integrated solutions to large corporations for the management and distribution of business critical information contained in documents using proprietary and standard internet technologies. After the merger the Company owned 8.6% of the combined entity, which was named IntraNet Solutions, Inc.

     In May of 1996 the Company's 1,000 shares of Class C Convertible Preferred stock of MacGregor were automatically converted into 1,000,000 shares of common stock. Concurrently, $70,000 in accumulated dividends on the preferred stock were paid to the Company by MacGregor with the issuance of 26,515 shares of common stock. Immediately prior to the merger in June 1996, the Company converted accounts, notes, and interest receivable in the aggregate amount of $227,540 (net of reserves for uncollectibility of $242,363) along with a previous stock subscription into 200,566 shares of MacGregor common stock. In addition, in lieu of $281,500 of unpaid consulting fees dating back to 1991 and $145,378 of applicable interest the Company received 109,216 shares of MacGregor common stock. With these additional shares the Company owned 2,580,340 shares of MacGregor common stock at the time of the merger. On October 15, 1996, IntraNet Solutions declared a 1-for-4 reverse stock split resulting in the Company's December 31, 1996 ownership position in IntraNet Solutions of 645,085 shares (or 8.6%).

Note 4:  COMMON STOCK

a.   STOCK OPTIONS
     Effective April 1, 1993 the Company adopted two stock option plans: the 1993 Stock Option Plan (the "Option Plan") and the 1993 Stock Option Plan for Non-Employee Directors (the "Directors' Plan").

     Effective April 1, 1993 the Company's Board of Directors granted options to purchase a total of 211,545 shares of common stock under the Option Plan to an officer/director and an officer of the Company. These options are exercisable at $3.00 per share and expire March 31, 1998. The Option Plan and the options granted thereunder were approved by the Company's stockholders on December 28, 1993.

     Under the terms of the Directors' Plan, each non-employee director of the Company was automatically granted as of July 5, 1995, an option to purchase 50,000 shares of common stock at an exercise price of $3.00 per share. These options expire ten years from the date of grant. The Directors' Plan and the options granted thereunder were also approved by the Company's stockholders on December 28, 1993.

                                  EQUITEX, INC.
                        Notes to the Financial Statements

Note 4:  COMMON STOCK (CONTINUED)

b.   TREASURY STOCK
     On October 21, 1992, the Board of Directors authorized the Company to repurchase up to 500,000 shares of its own common stock in the open market. During 1996 the Company has purchased 26,500 shares of its common stock on the open market for $89,191.

c.   REVERSE STOCK SPLIT
     The Company's stockholders approved a reverse stock split effective January 2, 1996 whereby each two shares of $.01 par value common stock were exchanged for one share of $.02 par value common stock. Information for 1995 included herein has been adjusted to reflect this reverse split.

Note 5:  INCOME TAXES

     The provision (benefit) for income taxes for the years ended December 31, 1996 and 1995, consists of the following:

                                                              December 31,
                                                          1996           1995
                                                          ----           ----
Current:
  Federal and state ..............................    $   (35,406)   $   (15,530)
  Benefit of net operating loss
   carryback/carryforward ........................         35,406        166,609
                                                      -----------    -----------
  Total current (provision) benefit ..............    $      --      $   151,079
                                                      ===========    ===========

Deferred:
  Accrued unpaid bonus ...........................    $   (52,038)   $   (59,050)
  Bad debt expense ...............................         (7,755)        (6,113)
  Other ..........................................         (6,378)        36,233
                                                      -----------    -----------
  Total deferred (provision) benefit .............    $   (66,171)   $   (28,930)
                                                      ===========    ===========

     Deferred taxes reflect the tax effects of differences between the amounts recorded as assets and liabilities for financial reporting purposes and the amounts recorded for income tax purposes. The tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

                                                              December 31,
                                                          1996           1995
                                                          ----           ----
Deferred tax assets:
Accrued liabilities not currently deductible .....    $   117,174    $   211,846
Excess "tax" basis on investment .................         92,964        103,060
                                                      -----------    -----------
Total deferred tax assets ........................        210,138        314,906
                                                      -----------    -----------

Deferred tax liabilities:
Tax on unrealized gain on investments ............     (2,484,788)    (5,813,684)
                                                      -----------    -----------
Total deferred tax liabilities ...................     (2,484,788)    (5,813,684)
                                                      -----------    -----------
Net deferred tax liability .......................    $(2,274,650)   $(5,498,778)
                                                      ===========    ===========

     A significant portion of the deferred tax assets at December 31, 1996 are expected to be recovered through the carryback of amounts which will become deductible when paid.

                                  EQUITEX, INC.
                        Notes to the Financial Statements

Note 5:  INCOME TAXES (CONTINUED)

     Tax years prior to 1992 are "closed" to adjustments by the running of the statute of limitations. An agreement was finalized with the IRS Appeals Division during 1996 regarding the deductibility of certain expenses on the Company's 1992 federal income tax return. The additional taxes incurred relative to this agreement were not significant.

Note 6:  RELATED PARTY TRANSACTIONS

a.   OFFICE RENTAL
     The Company rents office space on a month-to-month basis for $2,500 per month from Beacon Investments, a partnership in which the Company's President and his wife are the sole partners.

b.   BONUSES TO OFFICERS
     In November, 1989 the Board of Directors adopted a bonus arrangement whereby the Company's President is entitled to an annual bonus equal to 3 percent of the Company's total assets as of each year end. All bonuses are paid out of the Company's cash flow. The unpaid portion of these bonuses, amounts totaling $148,106 and $530,379 have been accrued as a "Bonus to Officer" in the December 31, 1996 and 1995 balance sheets, respectively. During 1996 and 1995 the Company's Corporate Secretary received bonuses of $16,674 and $20,992, respectively.

c.   DIRECTORS' FEES
     During 1996 and 1995 the Company paid $12,000 and $8,833, respectively, to each of its two outside directors for their attendance at the four meetings held each year.

Note 7:  CONTINGENCY

     As of December 31, 1996, 597,500 shares of the Company's RDM Sports Group common stock were pledged in escrow for a period not to exceed three years pursuant to the performance guarantee clause in the merger agreement of MacGregor and TPSI. The two entities merged in July 1996, forming IntraNet Solutions, Inc. The guarantee, under which the Company's maximum exposure is $2,000,000, expires July 31, 1999. See Note 3b., herein.

Note 8:  OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

     The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of its portfolio companies. These financial instruments consist primarily of financial guarantees including pledges of the Company's investment portfolio (see Note 7, herein). These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the financial statements.

     Financial guarantees are conditional commitments issued by the Company to guarantee the payment of certain liabilities of portfolio companies to third parties, and are scheduled to expire, subject to extension as follows:

                                  EQUITEX, INC.
                          Notes to Financial Statements

Note 8:  OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK (CONTINUED)

                                            EXPIRATION               MAXIMUM
TYPE OF GUARANTEE                              DATE                CREDIT LOSS
-----------------                           ----------             -----------
Guarantee of certain indebtedness
of Roadmaster under an Urban
Development Action Grant agreement
dated August 30,1983                           2003                $1,118,000


     At December 31, 1996, the Company's primary concentration of credit risk relates to its investments in certain portfolio companies, certain of which are highly leveraged companies within the United States and which are involved in the sporting goods and manufacturing industries. Consideration was given to the financial position of these portfolio companies when determining the appropriate fair values at December 31, 1996 and 1995.

Note 9:  RETIREMENT PLAN FOR OFFICER

     As part of the President's total compensation package, the Company purchased a whole life insurance policy on April 1, 1992 in order to provide compensation for the President's retirement. The Company pays an annual premium of $105,413 per year for 7 years (ending March 31, 1999) on behalf of the President and also reimburses the President each year for the personal income tax on this additional compensation.

     Should the President die prior to age sixty-five, the policy pays a $2,600,000 death benefit to his spouse. Upon retirement, provided the President is at least age sixty-five, the cash surrender value and death benefit rider become the President's property.

     For the year ended December 31, 1996, the Company paid $105,413 in premiums and $59,586 of additional compensation to the President for related income taxes.

                                  EQUITEX, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                   SCHEDULE II

COLUMN A               COLUMN B         COLUMN C          COLUMN D   COLUMN E
                                        ADDITIONS

                        BALANCE                CHARGED               BALANCE
                       BEGINNING   CHARGED     TO OTHER              AT END
                          OF       TO COSTS/   ACCOUNTS-   DEDUC-      OF
                        PERIOD     EXPENSES    DESCRIBE    TIONS     PERIOD
                        --------   --------    --------  --------   --------
For the year ended
  Dec. 31, 1996:
Allowance for un-
collectible accounts
  Notes receivable ..   $136,545   $   --      $         $136,445   $    100
  Interest receivable    120,617        264               120,846         35
  Accounts receivable      7,095        229                 4,381      2,943

For the year ended
  Dec. 31, 1995:
Allowance for un-
collectible accounts
  Notes receivable ..   $636,545   $ 10,000    $         $510,000   $136,545
  Interest receivable    105,690     16,344                 1,417    120,617
  Accounts receivable      6,346        749                            7,095

The accompanying notes are a part of this schedule.