Form 10QSB
period 1997-03-31
EQUITEX INC
filed 1997-05-14
CIK 716101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended MARCH 31, 1997

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________to_________

                           Commission File No. 0-12374

                                  EQUITEX, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

Delaware                                                              84-0905189
-------------------------------                              -------------------
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)


7315 East Peakview Avenue
Englewood, Colorado                                                        80111
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip code)

                                 (303) 796-8940
               ---------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   Yes |X|    No | |

Number of shares of common stock outstanding at May 12, 1997: 3,191,115

                                  EQUITEX, INC.


Part 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

     The accompanying interim unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-KSB Report (filed with the Securities and Exchange Commission) for the year ended December 31, 1996.

                                  EQUITEX, INC.
                      Statements of Assets and Liabilities


                                                        MAR. 31,      DEC. 31,
                                                          1997          1996
                                                      (Unaudited)
ASSETS
Investments, at fair value:

 Securities (cost of $3,682,405 and
   $3,767,309 in 1997 and 1996, respectively) ....    $ 9,745,603   $10,138,562
 Notes receivable, net of allowance
   for uncollectible accounts of $100 ............          1,100        20,250
 Accrued interest receivable, net of
   allowance for uncollectible interest of $35 ...          1,767         1,902
 Trade receivables, net of allowance
   for uncollectible accounts of $2,943 ..........         38,285        39,623
                                                      -----------   -----------
                                                        9,786,755    10,200,337

Cash .............................................         40,108        53,795

Accounts receivable - brokers ....................            774         4,766

Income taxes refundable ..........................        166,609       166,609

Furniture and equipment, net of
   accumulated depreciation of $109,267
   and $106,362 in 1997 and 1996, respectively ...         35,816        38,720

Other ............................................         13,008        13,776
                                                      -----------   -----------
                                                      $10,043,070   $10,478,003
                                                      ===========   ===========

                                                                     (Continued)

                                  EQUITEX, INC.
                      Statements of Assets and Liabilities


                                                        MAR. 31,      DEC. 31,
                                                          1997          1996
                                                      (Unaudited)
LIABILITIES AND NET ASSETS
Liabilities
   Accounts payable and other
     accrued liabilities .........................    $    78,402   $    55,441
   Accounts payable to brokers ...................        748,800       739,023
   Accrued bonus to officer ......................        223,429       148,106
   Deferred income taxes .........................      2,214,460     2,274,650
                                                      -----------   -----------
                                                        3,265,091     3,217,220


Net Assets
   Preferred stock, par value $.01;
     2,000,000 shares authorized; no
     shares issued
   Common stock, par value $.02;
     7,500,000 shares authorized;
     3,224,465 shares issued;
     3,191,115 shares outstanding ................         64,489        64,489
   Additional paid-in capital ....................      4,447,175     4,447,175

   Retained earnings
     Accumulated deficit prior to
       becoming a BDC ............................       (118,874)     (118,874)
     Accumulated net investment loss .............    (12,298,839)  (12,025,669)
     Accumulated net realized gains from
       sales and permanent write-downs
       of investments ............................     11,099,514    11,121,234
     Unrealized net gains on investments
       (net of deferred income taxes of
       $2,364,647 and $2,484,788 in 1997
       and 1996, respectively) ...................      3,698,551     3,886,465
   Less: treasury stock at cost
       (33,350 shares) ...........................       (114,037)     (114,037)
                                                      -----------   -----------
                                                        6,777,979     7,260,783
                                                      -----------   -----------
                                                      $10,043,070   $10,478,003
                                                      ===========   ===========

                                  EQUITEX, INC.
                             Schedule of Investments
                                 March 31, 1997
                                   (Unaudited)

                                          NUMBER            COST
                                            OF             AND/OR         FAIR
COMPANY                                SHARES OWNED        EQUITY         VALUE
-------                                ------------        ------         -----
AFFILIATED COMPANIES
COMMON STOCKS - PUBLIC MARKET
   METHOD OF VALUATION (c)(e)

IntraNet Solutions, Inc. (formerly
  MacGregor Sports & Fitness, Inc.)
  Document management services,
    web-based internet software,
    electronic document management
    and demand printing .............      645,085      $ 1,417,610   $ 2,429,949

RDM Sports Group (formerly
  Roadmaster Industries, Inc.)
  Manufacturer of fitness
  equipment and juvenile products ...    5,107,037        1,145,423     6,324,991

OTHER - PUBLIC MARKET METHOD
  OF VALUATION

RDM Sports Group                       8% Convertible
  Manufacturer of fitness              Subordinated
  equipment and juvenile products ...  Debentures           150,682       129,500
                                                        -----------   -----------

   Sub-Total
   AFFILIATED COMPANIES .............                     2,713,715     8,884,440
                                                        -----------   -----------

UNAFFILIATED COMPANIES
COMMON STOCKS - PUBLIC MARKET
  METHOD OF VALUATION

Diametrics Medical
  Medical equipment .................       10,000           76,883        30,625
Cambridge Holdings
  Real estate - commercial ..........       87,209           34,000        32,703
IVI Publishing
  Publishing technology .............       30,000          171,258        82,500
Meditech Pharmaceuticals, Inc.
  Antiviral products ................      500,000           40,000        10,000
Racotek
  Medical technology ................       50,000          317,387       156,250
Audio King
  Consumer electronics ..............       12,000           31,543        18,750

                                                                     (Continued)

                                  EQUITEX, INC.
                        Schedule of Investments (Page 2)
                                 March 31, 1997
                                   (Unaudited)

                                          NUMBER            COST
                                            OF             AND/OR         FAIR
COMPANY                                SHARES OWNED        EQUITY         VALUE
-------                                ------------        ------         -----
UNAFFILIATED COMPANIES (CONTINUED)
COMMON STOCKS - PUBLIC MARKET
   METHOD OF VALUATION

Frontier Airlines
  Commercial air carrier ............       10,000           92,520        31,250
Las Vegas Discount Golf
  and Tennis
  Sporting goods retailer ...........       30,000           31,600        26,250

COMMON STOCKS - PRIVATE MARKET
  METHOD OF VALUATION (a)(e)

All Systems Go
  Software development ..............       20,000(b)        25,000        25,000
NevStar Gaming Corporation             10,000 Series
  Gaming development ................  A preferred           38,500        38,500
Ocean Power Technology
  Alternative energy
  research and development ..........       35,714(b)        40,000        89,285
                                           100,000             --         250,000
Gain, Inc.
  Male vascular devices .............       20,000(b)        50,000        50,000
Juice Island
  Health food stores ................       10,000(b)        20,000        20,000

WARRANTS (f)(e)
Nationsmart
  Consumer services .................       10,000             --              50
Juice Island
  Health food stores ................        2,500             --            --
                                       -----------      -----------   -----------

  Sub-total
  UNAFFILIATED COMPANIES ............                       968,690       861,163
                                                        -----------   -----------

  Total
  ALL COMPANIES .....................                   $ 3,682,405   $ 9,745,603
                                                        ===========   ===========

                                                                     (Continued)

                                  EQUITEX, INC.
                        Schedule of Investments (Page 3)
                                 March 31, 1997
                                   (Unaudited)


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

                                  EQUITEX, INC.
                             Schedule of Investments
                                December 31, 1996


                                          NUMBER            COST
                                            OF             AND/OR         FAIR
COMPANY                                SHARES OWNED        EQUITY         VALUE
-------                                ------------        ------         -----
AFFILIATED COMPANIES
COMMON STOCKS - PUBLIC MARKET
   METHOD OF VALUATION (c)(e)

IntraNet Solutions, Inc. (formerly
  MacGregor Sports & Fitness, Inc.)
  Document management services,
    web-based internet software,
    electronic document management
    and demand printing .............      645,085      $ 1,417,610   $ 3,193,171

RDM Sports Group (formerly
  Roadmaster Industries, Inc.)
  Manufacturer of fitness
  equipment and juvenile products ...    5,142,037        1,149,559     5,789,367

OTHER - PUBLIC MARKET METHOD
  OF VALUATION

RDM Sports Group                       8% Convertible
  Manufacturer of fitness              Subordinated
  equipment and juvenile products ...  Debentures           150,682       130,375
                                                        -----------   -----------

   Sub-Total
   AFFILIATED COMPANIES .............                     2,717,851     9,112,913
                                                        -----------   -----------

UNAFFILIATED COMPANIES
COMMON STOCKS - PUBLIC MARKET
  METHOD OF VALUATION

Diametrics Medical
  Medical equipment .................       10,000           76,883        42,500
Cambridge Holdings
  Real estate - commercial ..........       87,209           34,000        54,506
IVI Publishing
  Publishing technology .............       30,000          171,258        93,750
Meditech Pharmaceuticals, Inc.
  Antiviral products ................      500,000           40,000        13,750
Meteor Industries
  Petroleum distributor .............        5,120           19,502        25,920
Racotek
  Medical technology ................       50,000          317,387       212,500
Audio King
  Consumer electronics ..............       12,000           31,543        13,500

                                                                     (Continued)

                                  EQUITEX, INC.
                        Schedule of Investments (Page 2)
                                December 31, 1996


                                          NUMBER            COST
                                            OF             AND/OR         FAIR
COMPANY                                SHARES OWNED        EQUITY         VALUE
-------                                ------------        ------         -----
UNAFFILIATED COMPANIES (CONTINUED)
COMMON STOCKS - PUBLIC MARKET
   METHOD OF VALUATION

Frontier Airlines
  Commercial air carrier ............       10,000           92,520        32,500
LaMan Corporation
  Manufacturer - decontamination
  devices ...........................       29,400           61,265        36,750
Las Vegas Discount Golf
  and Tennis
  Sporting goods retailer ...........       30,000           31,600        27,188

COMMON STOCKS - PRIVATE MARKET
  METHOD OF VALUATION (a)(e)

All Systems Go
  Software development ..............       20,000(b)        25,000        25,000
NevStar Gaming Corporation             10,000 Series
  Gaming development ................  A preferred           38,500        38,500
Ocean Power Technology
  Alternative energy
  research and development ..........       35,714(b)        40,000        89,285
                                           100,000             --         250,000
Gain, Inc.
  Male vascular devices .............       20,000(b)        50,000        50,000
Juice Island
  Health food stores ................       10,000(b)        20,000        20,000

WARRANTS (f)(e)

Juice Island
  Health food stores ................        2,500             --            --
                                       -----------      -----------   -----------

  Sub-total
  UNAFFILIATED COMPANIES ............                     1,049,458     1,025,649
                                                        -----------   -----------

  Total
  ALL COMPANIES .....................                   $ 3,767,309   $10,138,562
                                                        ===========   ===========

                                                                     (Continued)

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

                                  EQUITEX, INC.
                            Statements of Operations
                                   (Unaudited)

                                                         FOR THE THREE MONTHS
                                                           ENDED MARCH 31,
                                                          1997          1996
                                                          ----          ----
Revenues
   Interest and dividends ........................    $     7,590   $    32,337
   Consulting fees ...............................           --          36,000
   Administrative fees ...........................         14,123        14,107
   Miscellaneous .................................         63,655         8,656
                                                      -----------   -----------
                                                           85,368        91,100
Expenses
   Salaries and consulting fees ..................         77,763        85,445
   Officer's bonus ...............................         75,323       132,982
   Office rent ...................................          7,500         7,500
   Legal and accounting ..........................         28,396        26,105
   Employee benefits .............................         38,006        38,075
   Other general and administrative ..............         46,751        47,523
   Interest ......................................         18,297        20,532
   Bad debt expense ..............................           --          (7,304)
   Depreciation and amortization .................          2,904         2,427
                                                      -----------   -----------
                                                          294,940       353,282

Net investment loss ..............................       (209,572)     (262,182)

Net realized gain on investments and
   net unrealized gain on investments:

   Proceeds from sales of investments ............         60,258        11,855
   Less: cost of investments .....................         81,978        13,126
                                                      -----------   -----------

Net realized (loss) on investments
   before income taxes ...........................        (21,720)       (1,271)

Net investment loss and net realized (loss)
   on investments before income taxes ............       (231,292)     (263,453)

Income tax benefit (provision) - current .........         (3,648)         --
Income tax benefit (provision) - deferred ........        (59,950)      (24,448)
                                                      -----------   -----------

Net investment loss and net realized
   (loss) on investments .........................       (294,890)     (287,901)

                                                                     (Continued)

                                  EQUITEX, INC.
                        Statements of Operations (Page 2)
                                   (Unaudited)

                                                         FOR THE THREE MONTHS
                                                           ENDED MARCH 31,
                                                          1997          1996
                                                          ----          ----
Increase (decrease) in unrealized
   appreciation on investments ...................    $  (308,055)  $(1,167,155)

Less income tax benefit (provision)
   applicable to decrease (increase) in
   realized appreciation .........................        120,141       455,190
                                                      -----------   -----------
                                                         (187,914)     (711,965)
                                                      -----------   -----------

Net (decrease) in net assets
   resulting from operations .....................    $  (482,804)  $  (999,866)
                                                      ===========   ===========

(Decrease) in net assets per share ...............    $      (.15)  $      (.31)
                                                      ===========   ===========

Weighted average number of common shares .........      3,214,708     3,217,615
                                                      ===========   ===========

                                  EQUITEX, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                         FOR THE THREE MONTHS
                                                           ENDED MARCH 31,
                                                          1997          1996
                                                          ----          ----
Cash flows from operating activities:
   Net change in net assets ......................    $  (482,804)  $  (999,866)
      Adjustments to reconcile net change in
      net assets to net cash provided by
      operating activities:
        Depreciation and amortization ............          2,904         2,427
        Donation of stock ........................          4,136          --
        Provision for bad debts on notes receivable          --          (7,304)
        Realized loss on sale of investments .....         21,720         1,271
        Unrealized loss on investments ...........        308,055     1,167,155
   Proceeds from sales of investments ............         60,258        11,855
   Purchase of investments .......................         (1,210)         --
   Repayment of notes receivable .................         19,150           370
   Changes in assets and liabilities:
      Decrease in interest receivable ............            135        14,599
      Decrease in other assets ...................            768           905
      (Increase) decrease in trade receivables ...          1,338        (1,060)
      (Increase) decrease in accounts
        receivable - brokers .....................          3,992        (8,834)
      Increase in accounts payable and
        other accrued liabilities ................         22,961         8,740
      Increase in accounts payable to brokers ....          9,777        13,595
      Increase in accrued bonus to officer .......         75,323        82,805
      (Decrease) in provision for deferred
        income taxes .............................        (60,190)     (430,742)
                                                      -----------   -----------

      Net cash (used) by operating
        activities ...............................        (13,687)     (144,084)

Cash flows from investing activities:
   Purchase of furniture and equipment ...........           --          (1,663)
   Increase in deposit ...........................           --             800
                                                      -----------   -----------

      Net cash (used) by investing activities ....           --            (863)

                                                                     (Continued)

                                  EQUITEX, INC.
                        Statements of Cash Flows (Page 2)
                                   (Unaudited)

                                                         FOR THE THREE MONTHS
                                                           ENDED MARCH 31,
                                                          1997          1996
                                                          ----          ----
Cash flows from financing activities:
   Issuance of notes payable .....................    $      --     $      --
   Repayment of notes payable ....................           --            --
   Common stock issued for cash ..................           --            --
                                                      -----------   -----------

       Net cash provided by financing activities .           --            --

Increase (decrease) in cash ......................        (13,687)     (144,947)

Cash, beginning of period ........................         53,795       176,752
                                                      -----------   -----------

Cash, end of period ..............................    $    40,108   $    31,805
                                                      ===========   ===========

Supplemental disclosures of cash flow information:
       Interest paid .............................    $    18,297   $    20,532
                                                      ===========   ===========

       Interest received .........................    $     7,725   $    37,936
                                                      ===========   ===========

PART I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     LIQUIDITY AND CAPITAL RESOURCES The Registrant's cash position decreased slightly by $13,687 at March 31, 1997 as compared to a significant decrease of $144,947 at March 31, 1996. During both periods the decrease was due to net cash used by operating activities. The decrease in cash used by operating activities from the prior year was primarily due to increased proceeds from sales of investments.

     In connection with its investments, the Registrant is required, from time to time, to make loans to its investees in order to protect its investments. As a result of these loans, the Registrant carried notes receivable of $1,100 and $20,250 at March 31, 1997 and December 31, 1996, respectively.

     Of the Registrant's liabilities of $3,265,091 at March 31, 1997, the Registrant had no amounts due to banks. Of those liabilities, 68% or $2,214,460 is deferred income taxes, primarily for the Registrant's unrealized appreciation on investments, leaving $1,050,631 in other liabilities. This compares to total liabilities of $3,217,220, deferred income taxes of $2,274,650 and other liabilities of $942,570 at December 31, 1996. The Registrant is not obligated to discharge a significant portion of its current liabilities in the near future; however, the Registrant intends to extinguish these liabilities to make other investments as cash flow permits.

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

     The Registrant's largest investee company, RDM Sports Group, Inc. (RDM), is a publicly held-company which conducts most of its business through its wholly-owned subsidiaries. The Registrant owns common stock and convertible debentures in RDM which is one of the largest manufacturers of juvenile products and a leading producer of fitness equipment, toys and team sports equipment in the United States. Management of the Registrant devotes significant efforts and resources to providing managerial assistance to RDM.

     The fair value of the Registrant's investment in RDM comprised 67% of the Registrant's investment portfolio at March 31, 1997. The trademarks and brand names under which RDM currently sells its products include Flexible Flyer, Vitamaster, MacGregor, DP, Hutch, Reach and Forster. RDM is listed on the New York Stock Exchange where it is traded under the symbol "RDM".

     For the year ended December 31, 1996, RMI had sales of approximately $366,683,000 with a net income of $775,000. At December 31, 1996, RMI's total assets were $577,107,000 and its total liabilities were $521,583,000 with shareholders' equity of $55,524,000. RMI's borrowings represented 64% of its total assets at December 31, 1996.

     As of March 31, 1997, the Registrant had made no other material commitments for capital expenditures or loans to investees. The Registrant expects that it will continue to sell certain of its investments during the remainder of the current year. At the discretion of the Board of Directors, the Registrant also may sell certain of its investments resulting in a realized loss in order to prevent further losses from occurring.

     RESULTS OF  OPERATIONS
     Revenues for the three months ended March 31, 1997 were $85,368 as compared to $91,100 for the three months ended March 31, 1996.

     Overall the total revenue is fairly comparable. There is decreased consulting fees but an increase in miscellaneous income received from investee companies which included $65,850 in payments on notes receivable which had been written off in prior years. The Registrant receives consulting fees on a per transaction basis when assisting

PART I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

investees with acquisitions, refinancing or restructuring. $36,000 of such fees were received during the first quarter 1996 under an agreement which has since expired. No such fees have been received in 1997.

     The realized loss on investments before income taxes for the three months ended March 31, 1997 was $(21,720) as compared to a loss of $(1,271) for the same period in 1996. The Registrant's sales activity in 1996 was very minimal as compared to the first quarter of 1997 when investments with a cost basis totaling $81,978 were sold. In addition, the lack of sales of large portions of the Registrant's lower cost long-term investments as described above contributed to the higher net investment loss (and/or less realized gain on investments after taxes), and may do so in future periods in the absence of such sales. While the restrictions as to resale on many of the Registrant's investments continue to diminish, the opportunity for the sale of large portions of the investments cannot be predicted.

     Expenses for the three months ended March 31, 1997 were $294,940 as compared to $353,282 in 1996, a decrease of 17%. While the Registrant's expenses decreased just slightly in most categories, officer's bonus expense decreased by $57,659 which was mostly due to the decrease in unrealized gains.

     At March 31, 1997, the unrealized gain on investments decreased $308,055 as compared to a decrease of $1,167,155 at March 31, 1996. The lower decrease in 1997 versus 1996 is attributed to a slight increase in the market price of the Registrant's largest investee, RDM, occurring during the period from December 31, 1996 to March 31, 1997 whereas a decrease of $1,734,656 occurred in RMI's market value in the first quarter of 1996. As there is no way to predict the future value of the Registrant's investment portfolio, the Registrant cannot predict future changes in the unrealized value of its investment portfolio. The change in net assets resulting from operations decreased $482,804 in the first quarter of 1997 as compared to a decrease of $996,866 for the same period in 1996.

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

PART I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

     On December 12, 1996, the Registrant announced that it intended to implement a withdrawal of its election as a Business Development Company ("BDC") under the Investment Company Act. The Registrant's Board of Directors instructed its management to prepare a detailed plan which will address the corporate governance issues and process which must be followed for decertification including the legal, accounting, securities listing and other effects of such withdrawal on the Registrant. While the Registrant is currently working on a detailed withdrawal plan, management of Registrant believes any such withdrawal would require the decertification to take place concurrently with the acquisition of an operating company. As of the filing of the report, the Registrant has been unable to identify a suitable acquisition candidate and continues to work on the plan for decertification.


PART II. OTHER INFORMATION

Item 1.  Legal Proceeding
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports of Form 8-K

         (a)     Financial data schedule for SEC registrants

         (b) No reports on Form 8-K were filed during the current quarter covered by this report

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  EQUITEX, INC.

                                  (Registrant)



                                  By /S/ HENRY FONG
                                     ------------------------------
                                     Henry Fong
                                     President, Treasurer and Chief
                                     Financial Officer


Date: May 13, 1997