Form 10QSB
period 1997-06-30
EQUITEX INC
filed 1997-08-14
CIK 716101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended JUNE 30, 1997


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.     Yes   X    No

Number of shares of common stock outstanding at August 12, 1997: 3,191,115

                                  EQUITEX, INC.


Part 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

     The accompanying interim unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-KSB Report (filed with the Securities and Exchange Commission) for the year ended December 31, 1996.

                                  EQUITEX, INC.
                      Statements of Assets and Liabilities

                                                        JUNE 30,       DEC. 31,
                                                          1997           1996
                                                      -----------    -----------
                                                      (Unaudited)
ASSETS

Investments, at fair value:

 Securities (cost of $3,682,405 and
   $3,767,309 in 1997 and 1996, respectively) ....    $ 9,211,571    $10,138,562
 Notes receivable, net of allowance
   for uncollectible accounts of $100 ............           --           20,250
 Accrued interest receivable, net of
   allowance for uncollectible interest of $35 ...          1,779          1,902
 Trade receivables, net of allowance
   for uncollectible accounts of $2,943 ..........         44,614         39,623
                                                      -----------    -----------
                                                        9,257,964     10,200,337

Cash .............................................          6,869         53,795

Accounts receivable - brokers ....................            774          4,766

Income taxes refundable ..........................        118,646        166,609

Furniture and equipment, net of
   accumulated depreciation of $110,583
   and $106,362 in 1997 and 1996, respectively ...         32,898         38,720

Prepaid expenses .................................         21,644         13,776
                                                      -----------    -----------
                                                      $ 9,438,795    $10,478,003
                                                      ===========    ===========

                                                                     (Continued)

                                  EQUITEX, INC.
                      Statements of Assets and Liabilities

                                                        JUNE 30,       DEC. 31,
                                                          1997           1996
                                                      -----------    -----------
                                                      (Unaudited)

LIABILITIES AND NET ASSETS

Liabilities
   Notes payable to officer ......................    $   113,000    $      --
   Accounts payable and other
     accrued liabilities .........................         74,178         55,441
   Accounts payable to brokers ...................        765,283        739,023
   Accrued bonus to officer ......................        289,688        148,106
   Income taxes payable ..........................          4,696
   Deferred income taxes .........................      2,067,480      2,274,650
                                                      -----------    -----------
                                                        3,314,325      3,217,220
Net Assets
   Preferred stock, par value $.01;
     2,000,000 shares authorized; no
     shares issued
   Common stock, par value $.02;
     7,500,000 shares authorized;
     3,224,465 shares issued;
     3,191,115 shares outstanding ................         64,489         64,489
   Additional paid-in capital ....................      4,447,175      4,447,175

   Retained earnings
     Accumulated deficit prior to
       becoming a BDC ............................       (118,874)      (118,874)
     Accumulated net investment loss .............    (12,626,587)   (12,025,669)
     Accumulated net realized gains from
       sales and permanent write-downs
       of investments ............................     11,099,514     11,121,234
     Unrealized net gains on investments
       (net of deferred income taxes of
       $2,156,374 and $2,484,788 in 1997
       and 1996, respectively) ...................      3,372,790      3,886,465
   Less: treasury stock at cost
       (33,350 shares) ...........................       (114,037)      (114,037)
                                                      -----------    -----------
                                                        6,124,470      7,260,783
                                                      -----------    -----------
                                                      $ 9,438,795    $10,478,003
                                                      ===========    ===========

                                  EQUITEX, INC.
                             Schedule of Investments
                                  June 30, 1997
                                   (Unaudited)

                                                  NUMBER              COST
                                                    OF               AND/OR         FAIR
COMPANY                                        SHARES OWNED          EQUITY         VALUE
-------                                        ------------          ------         -----
AFFILIATED COMPANIES
COMMON STOCKS - PUBLIC MARKET
   METHOD OF VALUATION (c)(e)

IntraNet Solutions, Inc. (formerly
  MacGregor Sports & Fitness, Inc.)
  Document management services,
    web-based internet software,
    electronic document management
    and demand printing .................           645,085        $1,417,610    $2,685,165

RDM Sports Group (formerly
  Roadmaster Industries, Inc.)
  Manufacturer of fitness
  equipment and juvenile products .......         5,107,037         1,145,423     5,462,493

OTHER - PUBLIC MARKET METHOD
  OF VALUATION

RDM Sports Group                             8% Convertible
  Manufacturer of fitness                      Subordinated
  equipment and juvenile products .......        Debentures           150,682       131,250
                                                                   ----------    ----------

   Sub-Total
   AFFILIATED COMPANIES .................                           2,713,715     8,278,908
                                                                   ----------    ----------

UNAFFILIATED COMPANIES
COMMON STOCKS - PUBLIC MARKET
  METHOD OF VALUATION

Diametrics Medical
  Medical equipment .....................            10,000            76,883        80,000
Cambridge Holdings
  Real estate - commercial ..............            87,209            34,000        32,703
IVI Publishing
  Publishing technology .................            30,000           171,258       116,250
Meditech Pharmaceuticals, Inc.
  Antiviral products ....................           500,000            40,000        10,000
Racotek
  Medical technology ....................            50,000           317,387       112,500
Audio King
  Consumer electronics ..................            12,000            31,543        39,000

                                                                     (Continued)
                                       F-4

                                  EQUITEX, INC.
                        Schedule of Investments (Page 2)
                                  June 30, 1997
                                   (Unaudited)

                                                  NUMBER              COST
                                                    OF               AND/OR         FAIR
COMPANY                                        SHARES OWNED          EQUITY         VALUE
-------                                        ------------          ------         -----
UNAFFILIATED COMPANIES (CONTINUED)
COMMON STOCKS - PUBLIC MARKET
   METHOD OF VALUATION

Frontier Airlines
  Commercial air carrier ................            10,000            92,520        39,375
Las Vegas Discount Golf
  and Tennis
  Sporting goods retailer ...............            30,000            31,600        30,000

COMMON STOCKS - PRIVATE MARKET
  METHOD OF VALUATION (a)(e)

All Systems Go
  Software development ..................            20,000(b)         25,000        25,000
NevStar Gaming Corporation                    10,000 Series
  Gaming development ....................       A preferred            38,500        38,500
Ocean Power Technology
  Alternative energy
  research and development ..............            35,714(b)         40,000        89,285
                                                    100,000              --         250,000
Gain, Inc.
  Male vascular devices .................            20,000(b)         50,000        50,000
Juice Island
  Health food stores ....................            10,000(b)         20,000        20,000

WARRANTS (f)(e)
Nationsmart
  Consumer services .....................            10,000              --              50
Juice Island
  Health food stores ....................             2,500              --            --
                                            ---------------        ----------    ----------

  Sub-total
  UNAFFILIATED COMPANIES ................                             968,690       932,663
                                                                   ----------    ----------

  Total
  ALL COMPANIES .........................                          $3,682,405    $9,211,571
                                                                   ==========    ==========

                                                                     (Continued)
                                       F-5

                                  EQUITEX, INC.
                        Schedule of Investments (Page 3)
                                  June 30, 1997
                                   (Unaudited)


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

                                  EQUITEX, INC.
                             Schedule of Investments
                                December 31, 1996

                                                  NUMBER              COST
                                                    OF               AND/OR         FAIR
COMPANY                                        SHARES OWNED          EQUITY         VALUE
-------                                        ------------          ------         -----
AFFILIATED COMPANIES
COMMON STOCKS - PUBLIC MARKET
   METHOD OF VALUATION (c)(e)

IntraNet Solutions, Inc. (formerly
  MacGregor Sports & Fitness, Inc.)
  Document management services,
    web-based internet software,
    electronic document management
    and demand printing .................           645,085        $1,417,610    $3,193,171

RDM Sports Group (formerly
  Roadmaster Industries, Inc.)
  Manufacturer of fitness
  equipment and juvenile products .......         5,142,037         1,149,559     5,789,367

OTHER - PUBLIC MARKET METHOD
  OF VALUATION

RDM Sports Group                             8% Convertible
  Manufacturer of fitness                      Subordinated
  equipment and juvenile products .......        Debentures           150,682       130,375
                                                                   ----------    ----------

   Sub-Total
   AFFILIATED COMPANIES .................                           2,717,851     9,112,913
                                                                   ----------    ----------

UNAFFILIATED COMPANIES
COMMON STOCKS - PUBLIC MARKET
  METHOD OF VALUATION

Diametrics Medical
  Medical equipment .....................            10,000            76,883        42,500
Cambridge Holdings
  Real estate - commercial ..............            87,209            34,000        54,506
IVI Publishing
  Publishing technology .................            30,000           171,258        93,750
Meditech Pharmaceuticals, Inc.
  Antiviral products ....................           500,000            40,000        13,750
Meteor Industries
  Petroleum distributor .................             5,120            19,502        25,920
Racotek
  Medical technology ....................            50,000           317,387       212,500
Audio King
  Consumer electronics ..................            12,000            31,543        13,500

                                                                     (Continued)
                                       F-7

                                  EQUITEX, INC.
                        Schedule of Investments (Page 2)
                                December 31, 1996

                                                  NUMBER              COST
                                                    OF               AND/OR         FAIR
COMPANY                                        SHARES OWNED          EQUITY         VALUE
-------                                        ------------          ------         -----
UNAFFILIATED COMPANIES (CONTINUED)
COMMON STOCKS - PUBLIC MARKET
   METHOD OF VALUATION

Frontier Airlines
  Commercial air carrier ................            10,000            92,520          32,500
LaMan Corporation
  Manufacturer - decontamination
  devices ...............................            29,400            61,265          36,750
Las Vegas Discount Golf
  and Tennis
  Sporting goods retailer ...............            30,000            31,600          27,188

COMMON STOCKS - PRIVATE MARKET
  METHOD OF VALUATION (a)(e)

All Systems Go
  Software development ..................            20,000(b)         25,000          25,000
NevStar Gaming Corporation                    10,000 Series
  Gaming development ....................       A preferred            38,500          38,500
Ocean Power Technology
  Alternative energy
  research and development ..............            35,714(b)         40,000          89,285
                                                    100,000              --           250,000
Gain, Inc.
  Male vascular devices .................            20,000(b)         50,000          50,000
Juice Island
  Health food stores ....................            10,000(b)         20,000          20,000

WARRANTS (f)(e)

Juice Island
  Health food stores ....................             2,500              --              --
                                            ---------------        ----------    ------------

  Sub-total
  UNAFFILIATED COMPANIES ................                           1,049,458       1,025,649
                                                                   ----------    ------------

  Total
  ALL COMPANIES .........................                          $3,767,309    $ 10,138,562
                                                                   ==========    ============

                                                                     (Continued)
                                       F-8

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

                                  EQUITEX, INC.
                            Statements of Operations
                                   (Unaudited)

                                                              FOR THE THREE                  FOR THE SIX
                                                               MONTHS ENDED                  MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30,
                                                           1997           1996           1997           1996
                                                           ----           ----           ----           ----
Revenues
   Interest and dividends ..........................   $    23,011    $   156,321    $    30,601    $   188,658
   Consulting fees .................................          --          245,500           --          281,500
   Administrative fees .............................        12,149         16,214         26,272         30,321
   Miscellaneous ...................................         2,805            203         66,460          8,859
                                                       -----------    -----------    -----------    -----------
                                                            37,965        418,238        123,333        509,338

Expenses
   Salaries and consulting fees ....................        76,107         88,001        153,870        173,446
   Officer's bonus .................................        66,259        169,451        141,582        302,433
   Office rent .....................................         7,500          7,500         15,000         15,000
   Legal and accounting ............................         4,164          3,407         32,560         29,512
   Employee benefits ...............................        38,006         97,783         76,012        135,858
   Advertising and promotion .......................         1,419          1,494          1,494          1,946
   Other general and administrative ................        37,742         52,824         84,418         99,892
   Interest ........................................        17,646         17,761         35,943         38,293
   Bad debt expense ................................          --              441           --           (6,863)
   Depreciation and amortization ...................         2,918          2,449          5,822          4,876
                                                       -----------    -----------    -----------    -----------
                                                           251,761        441,111        546,701        794,393

Net investment gain (loss) .........................      (213,796)       (22,873)      (423,368)      (285,055)

Net realized gain on investments
   and net unrealized gain on
   investments:

   Proceeds from sales
   of investments ..................................          --        2,483,673         60,258      2,495,528
   Less: cost of investments .......................          --        1,103,930         81,978      1,117,056
                                                       -----------    -----------    -----------    -----------

Net realized gain (loss) on
   investments before income taxes .................          --        1,379,743        (21,720)     1,378,472

Net investment gain (loss) and
   net realized gain on investments
   before income taxes .............................      (213,796)     1,356,870       (445,088)     1,093,417

Income tax benefit (provision) -
   current .........................................       (52,659)       (93,250)       (56,307)       (93,250)
Income tax benefit (provision) -
   deferred ........................................       (61,293)      (128,596)      (121,243)      (153,044)

Recovery of income taxes through
   utilization of net operating
   loss carryforward ...............................          --           93,250           --           93,250
                                                       -----------    -----------    -----------    -----------

The accompanying notes are a part of this statement                  (Continued)

                                  EQUITEX, INC.
                        Statements of Operations (Page 2)
                                   (Unaudited)

                                                              FOR THE THREE                  FOR THE SIX
                                                               MONTHS ENDED                  MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30,
                                                           1997           1996           1997           1996
                                                           ----           ----           ----           ----
Net investment gain (loss)
   and net realized gain
   on investments ..................................   $  (327,748)   $ 1,228,274    $  (622,638)   $   940,373
                                                       -----------    -----------    -----------    -----------

Increase (decrease) in
   unrealized appreciation
   on investments ..................................      (534,034)     1,456,633       (842,089)       289,578

Less income tax benefit
   (provision) applicable to
   decrease (increase) in
   realized appreciation ...........................       208,273       (568,087)       328,414       (112,897)
                                                       -----------    -----------    -----------    -----------
                                                          (325,761)       888,546       (513,675)       176,581
                                                       -----------    -----------    -----------    -----------

Net increase (decrease) in
   net assets resulting
   from operations .................................   $  (653,509)   $ 2,116,820    $(1,136,313)   $ 1,116,954
                                                       ===========    ===========    ===========    ===========

Increase (decrease) in net
   assets per share ................................   $      (.20)   $       .65    $      (.35)   $       .35
                                                       ===========    ===========    ===========    ===========

Weighted average number
   of common shares ................................     3,191,115      3,217,615      3,191,115      3,217,615
                                                       ===========    ===========    ===========    ===========

The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                           FOR THE SIX MONTHS
                                                             ENDED JUNE 30,
                                                          1997           1996
                                                          ----           ----
Cash flows from operating activities:
   Net change in net assets .......................   $(1,136,313)   $ 1,116,954
      Adjustments to reconcile net change in
      net assets to net cash provided by
      operating activities:
        Depreciation and amortization .............         5,822          4,876
        Donation of stock .........................         4,136           --
        Provision for bad debts on notes receivable          --             --
        Realized (gain) loss on sale of investments        21,720     (1,378,472)
        Unrealized (gain) loss on investments .....       842,089       (176,581)
   Proceeds from sales of investments .............        60,258      2,495,528
   Purchase of investments ........................        (1,210)    (1,468,294)
   Collection of notes receivable .................        20,250            370
   Changes in assets and liabilities:
      Decrease in interest receivable .............           123        120,031
      Decrease in other assets ....................          --            5,199
      (Increase) decrease in trade receivables ....        (4,993)        14,647
      (Increase) in prepaid expense ...............        (7,868)       (10,059)
      (Increase) decrease in accounts
        receivable - brokers ......................         3,992            138
      Decrease in income taxes refundable .........        47,963           --
      Increase (decrease) in accounts payable and
        other accrued liabilities .................        18,737         (9,629)
      Increase (decrease) in accounts payable
        to brokers ................................        26,260       (247,921)
      Increase (decrease) in accrued bonus to
        officer ...................................       141,582        (19,573)
      Increase in income taxes payable ............          4696           --
      Increase (decrease) in provision for deferred
        income taxes ..............................      (207,170)       265,940
                                                      -----------    -----------

      Net cash (used) by operating
        activities ................................      (159,926)       713,154

Cash flows from investing activities:
   Purchase of furniture and equipment ............          --           (1,663)
   Increase in deposit ............................          --             --
                                                      -----------    -----------

      Net cash (used) by investing activities .....          --           (1,663)

                                                                     (Continued)
                                      F-12

                                  EQUITEX, INC.
                        Statements of Cash Flows (Page 2)
                                   (Unaudited)

                                                           FOR THE SIX MONTHS
                                                             ENDED JUNE 30,
                                                          1997           1996
                                                          ----           ----
Cash flows from financing activities:
   Issuance of notes payable ......................   $   113,000    $      --
   Repayment of notes payable .....................          --             --
   Common stock issued for cash ...................          --             --
                                                      -----------    -----------

       Net cash provided by financing activities ..       113,000           --

Increase (decrease) in cash .......................       (46,926)       711,491

Cash, beginning of period .........................        53,795        176,752
                                                      -----------    -----------

Cash, end of period ...............................   $     6,869    $   888,243
                                                      ===========    ===========

Supplemental disclosures of cash flow information:
       Interest paid ..............................   $    35,865    $    38,293
                                                      ===========    ===========

       Interest received ..........................   $    30,724    $   419,236
                                                      ===========    ===========

Non-cash financing activities:
       Conversion of notes receivable into
         investment in common stock ...............                  $   252,020
                                                                     ===========

PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     FORWARD-LOOKING STATEMENTS
     Certain statements made below relating to plans, conditions, objectives, and economic performance go beyond historical information and may provide an indication of future results. To that extent, they are forward-looking statements within the meaning of Section 21E of the Exchange Act, and each is subject to factors that could cause actual results to differ from those in the forward-looking statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

     LIQUIDITY AND CAPITAL RESOURCES
     The Registrant's cash position decreased by $46,926 at June 30, 1997 as compared to an increase of $711,491 at June 30, 1996. The Company's increase in cash during the first six months of 1996 was caused by two operational items. One was the receipt of $281,500 in consulting and transaction fees, and $145,378 in interest income from MacGregor Sports & Fitness (now Intranet Solutions, Inc.). In addition, there were realized gains of $1,378,472 from the sales of investments during the six months ended June 30, 1996 as compared to a loss of $21,720 during the comparable period of 1997.

     In connection with its investments, the Registrant is required, from time to time, to make loans to its investees in order to protect its investments. As a result of these loans, the Registrant carried notes receivable of $20,250 at December 31, 1996. These loans were repaid during the six months ended June 30, 1997 and no new loans have been made to investees.

     Of the Registrant's liabilities of $3,314,325 at June 30, 1997, the Registrant had no amounts due to banks. Of those liabilities, 62% or $2,067,480 is deferred income taxes, primarily for the Registrant's unrealized appreciation on investments, leaving $1,246,845 in other liabilities. This compares to total liabilities of $3,217,220, deferred income taxes of $2,274,650 and other liabilities of $942,570 at December 31, 1996. The increase in other liabilities reflects $113,000 in loans from an officer which were made during the second quarter of 1997, and an increase in the officer bonus of $141,582 from December 31, 1996. Regular trade payables increased only $18,737 between December 31, 1996 and June 30, 1997. There were no loans from officers during the six months ended June 30, 1996. The Registrant is not obligated to discharge a significant portion of its current liabilities in the near future; however, the Registrant intends to extinguish these liabilities to make other investments as cash flow permits.

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

the year as well as through utilizing its cash position at any given time to trade in the equities markets. During 1996 the Registrant's sources of income were sufficient to cover its operating overhead and it is anticipated this trend will continue during 1997 as the Registrant expects to realize gains from the sale of some of its longer term investments during the third and fourth quarters of 1997.

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

     The Registrant's largest investee company, RDM Sports Group, Inc. (RDM), is a publicly held-company which conducts most of its business through its wholly-owned subsidiaries. The Registrant owns common stock and convertible debentures in RDM which is one of the largest manufacturers of juvenile products and a leading producer of fitness equipment, toys and team sports equipment in the United States. Management of the Registrant devoted significant efforts and resources to providing managerial assistance to RDM. Effective, June 20, 1997, the Registrant's President resigned from all his positions with RDM and its subsidiaries, including Chief Executive Officer and director. The Registrant and RDM are currently negotiating the settlement of all amounts owed to the Registrant or its President.

     The fair value of the Registrant's investment in RDM comprised 61% of the Registrant's investment portfolio at June 30, 1997. The trademarks and brand names under which RDM currently sells its products include Flexible Flyer, Vitamaster, MacGregor, DP, Hutch, Reach and Forster. RDM is listed on the New York Stock Exchange where it is traded under the symbol "RDM".

     For the quarter ended March 29, 1997, RMI had sales of approximately $55,518,000 with a net loss of $(9,240,000). At March 29, 1997, RMI's total assets were $266,794,000 and its total liabilities were $222,687,000 with shareholders' equity of $44,107,000. RMI's borrowings represented 46% of its total assets at March 29, 1997.

     As of June 30, 1997, the Registrant had made no other material commitments for capital expenditures or loans to investees. The Registrant expects that it will sell certain of its investments during the remaining two quarters of the current year. At the discretion of the Board of Directors, the Registrant also may sell certain of its investments resulting in a realized loss in order to prevent further losses from occurring.

PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

     RESULTS OF OPERATIONS
     Revenues for the three and six months ended June 30, 1997 were $37,965 and $123,333, respectively; as compared to $418,238 and $509,338, respectively for the three and six months ended June 30, 1996.

     The total revenue during the first six months of 1996 was unusually high due to the receipt of $281,500 in consulting and transaction fees, and $145,378 in interest income from IntraNet Solutins, Inc. (IntraNet), formerly known as MacGregor Sports & Fitness. During 1997, the Company has received no consulting fees. During 1997 the decreased consulting fees and interest income was offset partially by an increase in miscellaneous income received from investee companies which included $65,850 in payments on notes receivable which had been written off in prior years.

     During the six months ended June 30, 1996 there were realized gains of $1,378,472 from the sales of investments as compared to a loss of $21,720 during the comparable period of 1997. The Registrant's sales activity in 1996 was very high as compared to the first and second quarters of 1997 when only minimal investments were sold. The lack of sales of large portions of the Registrant's lower cost long-term investments during 1997 as described above contributed to the higher net investment loss (and/or less realized gain on investments after taxes), and may do so in future periods in the absence of such sales. While the restrictions as to resale on many of the Registrant's investments continue to diminish, the opportunity for the sale of large portions of the investments cannot be predicted.

     During the first six months of 1996 the Registrant had increased operating expenses of $247,692 as compared to the comparable period of 1997. The higher 1996 operating expenses were primarily in officer's bonus and employee benefits. The officer's bonus was higher in 1996 principally because of the higher unrealized appreciation of investments at June 30, 1996 as compared to the unrealized depreciation which existed at June 30, 1997.

     For the six months ended June 30, 1997, the net unrealized gain on investments decreased $513,675 as compared to an increase of $176,581 for the same period in 1996. The decrease in 1997 is attributed to decreases of both IntraNet and RDM as compared to their fair market values at December 31, 1996. This compares to a decrease of $3,457,000 in RMI's market value in the first six months of 1996 which was more than offset by an increase in the value of IntraNet. As there is no way to predict the future value of the Registrant's investment portfolio, the Registrant cannot predict future changes in the unrealized value of its investment portfolio.

     With the acquisition of RMI in 1987, the Registrant began concentrating on investments in more mature investee companies. Due to this change, the Registrant's net asset value and cash flows have fluctuated as a result of the market fluctuations of a few larger investees, particularly RMI and Intranet. The Registrant expects that its cash flows and investment values will continue to be susceptible to the market fluctuations of these fewer investee companies. During the past three years, the Registrant has been concentrating its efforts on enhancing the value of its existing portfolio companies and therefore has not made any major new investments.

PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).


     On December 12, 1996, the Registrant announced that it intended to implement a withdrawal of its election as a Business Development Company ("BDC") under the Investment Company Act. The Registrant's Board of Directors instructed its management to prepare a detailed plan which will address the corporate governance issues and process which must be followed for decertification including the legal, accounting, securities listing and other effects of such withdrawal on the Registrant. While the Registrant is currently working on a detailed withdrawal plan, at the present time management of Registrant believes any such withdrawal might require the decertification to take place concurrently with the acquisition of an operating company. The Registrant continues to study whether or not the acquisition of an operating company would be required in order to decertify. As of the filing of the report, the Registrant has not identified a suitable acquisition candidate and continues to work on the plan for decertification.


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



                                       EQUITEX, INC.
                                       (Registrant)



                                       By:/S/ HENRY FONG
                                          ------------------------------
                                          Henry Fong
                                          President, Treasurer and Chief
                                          Financial Officer


Date: August 13, 1997