Form 10QSB
period 1997-09-30
EQUITEX INC
filed 1997-11-19
CIK 716101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended SEPTEMBER 30, 1997

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   Yes [X]    No [ ]

Number of shares of common stock outstanding at November 12, 1997: 3,191,115

                                  EQUITEX, INC.


Part 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

     The accompanying interim unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-KSB Report (filed with the Securities and Exchange Commission) for the year ended December 31, 1996.

                                  EQUITEX, INC.
                      Statements of Assets and Liabilities



                                                      SEPT. 30,       DEC. 31,
                                                        1997            1996
                                                     (Unaudited)
ASSETS

Investments, at fair value:

 Securities (cost of $3,324,879 and
   $3,767,309 in 1997 and 1996, respectively) ....   $ 5,424,489    $10,138,562
 Notes receivable, net of allowance
   for uncollectible accounts of $100
   at December 31, 1996 ..........................        45,000         20,250
 Accrued interest receivable, net of
   allowance for uncollectible interest of $35 ...         1,782          1,902
 Trade receivables, net of allowance
   for uncollectible accounts of $9,980 and
   $2,943 in 1997 and 1996, respectively .........        10,284         39,623
                                                     -----------    -----------
                                                       5,481,555     10,200,337

Cash - unrestricted ..............................        21,747         53,795

Restricted cash held in escrow ...................       300,000

Accounts receivable - brokers ....................           774          4,766

Income taxes refundable ..........................         2,150        166,609

Furniture and equipment, net of
   accumulated depreciation of $114,985
   and $106,362 in 1997 and 1996, respectively ...        30,097         38,720

Prepaid expenses .................................        39,779         13,776
                                                     -----------    -----------

                                                     $ 5,876,102    $10,478,003
                                                     ===========    ===========

                                                                     (Continued)
The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                      Statements of Assets and Liabilities

                                                      SEPT. 30,       DEC. 31,
                                                        1997            1996
                                                     (Unaudited)

LIABILITIES AND NET ASSETS

Liabilities
   Notes payable to officer ......................   $   321,519    $      --
   Notes payable - others ........................       100,000           --
   Accounts payable and other
     accrued liabilities .........................        92,963         55,441
   Accrued liability - indemnification agreement .       564,755
   Accounts payable to brokers ...................       684,618        739,023
   Accrued bonus to officer ......................       273,568        148,106
   Deferred income taxes .........................       313,569      2,274,650
                                                     -----------    -----------
                                                       2,350,992      3,217,220


Net Assets
   Preferred stock, par value $.01;
     2,000,000 shares authorized; no
     shares issued
   Common stock, par value $.02;
     7,500,000 shares authorized;
     3,224,465 shares issued;
     3,191,115 shares outstanding ................        64,489         64,489
   Additional paid-in capital ....................     4,447,175      4,447,175

   Retained earnings
     Accumulated deficit prior to
       becoming a BDC ............................      (118,874)      (118,874)
     Accumulated net investment loss .............   (13,392,843)   (12,025,669)
     Accumulated net realized gains from
       sales and permanent write-downs
       of investments ............................    11,046,438     11,121,234
     Unrealized net gains on investments
       (net of deferred income taxes of
       $475,478 and $2,484,788 in 1997
       and 1996, respectively) ...................     1,592,762      3,886,465
   Less: treasury stock at cost
       (33,350 shares) ...........................      (114,037)      (114,037)
                                                     -----------    -----------
                                                       3,525,110      7,260,783
                                                     -----------    -----------
                                                     $ 5,876,102    $10,478,003
                                                     ===========    ===========

The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                             Schedule of Investments
                               September 30, 1997
                                   (Unaudited)

                                                 NUMBER                COST
                                                   OF                 AND/OR         FAIR
COMPANY                                       SHARES OWNED            EQUITY         VALUE
-------                                       ------------            ------         -----
AFFILIATED COMPANIES
COMMON STOCKS - PUBLIC MARKET
   METHOD OF VALUATION (c)(e)

IntraNet Solutions, Inc. (formerly
  MacGregor Sports & Fitness, Inc.)
  Document management services,
    web-based internet software,
    electronic document management
    and demand printing .................           645,085         $ 1,417,610   $ 4,719,610

RDM Sports Group (formerly
  Roadmaster Industries, Inc.)
  Manufacturer of fitness
  equipment and juvenile products .......         4,979,437           1,088,815         4,481

OTHER - PUBLIC MARKET METHOD
  OF VALUATION

RDM Sports Group                             8% Convertible
  Manufacturer of fitness                      Subordinated
  equipment and juvenile products .......        Debentures             150,682         7,000
                                                                    -----------   -----------

   Sub-Total
   AFFILIATED COMPANIES .................                             2,657,107     4,731,091
                                                                    -----------   -----------

UNAFFILIATED COMPANIES
COMMON STOCKS - PUBLIC MARKET
  METHOD OF VALUATION

IVI Publishing
  Publishing technology .................            25,000             116,881        64,063
Racotek
  Medical technology ....................            75,000             377,391       150,000
NevStar Gaming Corporation
  Gaming development ....................             7,000              38,500        45,000

                                                                     (Continued)
The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                        Schedule of Investments (Page 2)
                               September 30, 1997
                                   (Unaudited)

                                                 NUMBER                COST
                                                   OF                 AND/OR         FAIR
COMPANY                                       SHARES OWNED            EQUITY         VALUE
-------                                       ------------            ------         -----
COMMON STOCKS - PRIVATE MARKET
  METHOD OF VALUATION (a)(e)

All Systems Go
  Software development ..................            20,000(b)           25,000        25,000

Ocean Power Technology
  Alternative energy
  research and development ..............            35,714(b)           40,000        89,285
                                                    100,000                --         250,000
Gain, Inc. ..............................
  Male vascular devices .................            20,000(b)           50,000        50,000

Juice Island
  Health food stores ....................            10,000(b)           20,000        20,000

WARRANTS (f)(e)
Nationsmart
  Consumer services .....................            10,000                --              50

Juice Island
  Health food stores ....................             2,500                --            --
                                            ---------------         -----------   -----------

  Sub-total
  UNAFFILIATED COMPANIES ................                               667,772       693,398
                                                                    -----------   -----------

  Total
  ALL COMPANIES .........................                           $ 3,324,879   $ 5,424,489
                                                                    ===========   ===========

                                                                     (Continued)
The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                        Schedule of Investments (Page 3)
                               September 30, 1997
                                   (Unaudited)


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

OTHER - PUBLIC MARKET METHOD
  OF VALUATION

RDM Sports Group                             8% Convertible
  Manufacturer of fitness                      Subordinated
  equipment and juvenile products .......        Debentures             150,682       130,375
                                                                    -----------   -----------

   Sub-Total
   AFFILIATED COMPANIES .................                             2,717,851     9,112,913
                                                                    -----------   -----------

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

                                                                     (Continued)

                                  EQUITEX, INC.
                        Schedule of Investments (Page 2)
                                December 31, 1996


                                                 NUMBER                COST
                                                   OF                 AND/OR         FAIR
COMPANY                                       SHARES OWNED            EQUITY         VALUE
-------                                       ------------            ------         -----
UNAFFILIATED COMPANIES (CONTINUED)
COMMON STOCKS - PUBLIC MARKET
   METHOD OF VALUATION

Frontier Airlines
  Commercial air carrier ................            10,000              92,520        32,500
LaMan Corporation
  Manufacturer - decontamination
  devices ...............................            29,400              61,265        36,750
Las Vegas Discount Golf
  and Tennis
  Sporting goods retailer ...............            30,000              31,600        27,188

COMMON STOCKS - PRIVATE MARKET
  METHOD OF VALUATION (a)(e)

All Systems Go
  Software development ..................            20,000(b)           25,000        25,000
NevStar Gaming Corporation                    10,000 Series
  Gaming development ....................       A preferred              38,500        38,500
Ocean Power Technology
  Alternative energy
  research and development ..............            35,714(b)           40,000        89,285
                                                    100,000                --         250,000
Gain, Inc. ..............................
  Male vascular devices .................            20,000(b)           50,000        50,000
Juice Island
  Health food stores ....................            10,000(b)           20,000        20,000

WARRANTS (f)(e)

Juice Island
  Health food stores ....................             2,500                --            --
                                            ---------------         -----------   -----------

  Sub-total
  UNAFFILIATED COMPANIES ................                             1,049,458     1,025,649
                                                                    -----------   -----------

  Total
  ALL COMPANIES .........................                           $ 3,767,309   $10,138,562
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

                                  EQUITEX, INC.
                            Statements of Operations
                                   (Unaudited)

                                                              FOR THE THREE                 FOR THE NINE
                                                              MONTHS ENDED                  MONTHS ENDED
                                                                 SEPT. 30,                   SEPT. 30,
                                                           1997           1996          1997            1996
                                                           ----           ----          ----            ----
Revenues
   Interest and dividends ..........................   $       130    $    16,071    $    30,731    $   195,729
   Consulting fees .................................          --             --             --          281,500
   Administrative fees .............................            43         18,211         26,315         48,532
   Miscellaneous ...................................           652            325         67,112          9,184
   Gain on sale of fixed assets ....................          --            8,334           --            8,334
                                                       -----------    -----------    -----------    -----------
                                                               825         42,941        124,158        543,279

Expenses
   Salaries and consulting fees ....................        87,147         73,503        241,017        246,949
   Officer's bonus .................................       (16,120)        28,963        125,462        331,397
   Office rent .....................................        11,724          7,500         26,724         22,500
   Legal and accounting ............................        37,304          5,857         69,864         35,369
   Employee benefits ...............................        97,811         37,985        173,823        173,843
   Advertising and promotion .......................           465            482          1,959          2,428
   Other general and administrative ................        19,554         37,142        103,972        137,034
   Interest ........................................        23,931         19,850         59,874         58,143
   Loss on indemnification agreement ...............       599,813           --          599,813            --
   Bad debt expense ................................         7,036            329          7,036         (6,534)
   Depreciation and amortization ...................         2,801          2,435          8,623          7,310
                                                       -----------    -----------    -----------    -----------
                                                           871,466        214,046      1,418,167      1,008,439

Net investment gain (loss) .........................      (870,641)      (171,105)    (1,294,009)      (465,160)

Net realized gain on investments
   and net unrealized gain on
   investments:

   Proceeds from sales
   of investments ..................................       364,455        145,398        424,713      2,640,926
   Less: cost of investments .......................       417,531         99,924        499,509      1,216,980
                                                       -----------    -----------    -----------    -----------

Net realized gain (loss) on
   investments before income taxes .................       (53,076)        45,474        (74,796)     1,423,946

Net investment gain (loss) and
   net realized gain on investments
   before income taxes .............................      (923,717)      (125,631)    (1,368,805)       958,786

Income tax benefit (provision) -
   current .........................................          --             --          (56,307)       (93,250)
Income tax benefit (provision) -
   deferred ........................................       104,385           --          (16,858)      (153,044)

Recovery of income taxes through
   utilization of net operating
   loss carryforward ...............................          --             --             --           93,250
                                                       -----------    -----------    -----------    -----------

The accompanying notes are a part of this statement                  (Continued)

                                  EQUITEX, INC.
                        Statements of Operations (Page 2)
                                   (Unaudited)

                                                              FOR THE THREE                 FOR THE NINE
                                                              MONTHS ENDED                  MONTHS ENDED
                                                                 SEPT. 30,                   SEPT. 30,
                                                           1997           1996          1997            1996
                                                           ----           ----          ----            ----
Net investment gain (loss)
   and net realized gain
   on investments ..................................   $  (819,332)   $  (125,631)   $(1,441,970)   $   805,742
                                                       -----------    -----------    -----------    -----------

Increase (decrease) in
   unrealized appreciation
   on investments ..................................    (3,429,554)    (5,201,623)    (4,271,643)    (4,903,146)

Less income tax benefit
   (provision) applicable to
   decrease (increase) in
   realized appreciation ...........................     1,649,526      2,028,633      1,977,940      1,915,737
                                                       -----------    -----------    -----------    -----------
                                                        (1,780,028)    (3,172,990)    (2,293,703)    (2,987,409)
                                                       -----------    -----------    -----------    -----------

Net (decrease) in net
   assets resulting
   from operations .................................   $(2,599,360)   $ 3,298,621    $(3,735,673)   $(2,181,667)
                                                       ===========    ===========    ===========    ===========

Increase (decrease) in net
   assets per share ................................   $      (.81)   $     (1.03)   $     (1.17)   $      (.68)
                                                       ===========    ===========    ===========    ===========

Weighted average number
   of common shares ................................     3,191,115      3,201,565      3,191,115      3,212,226
                                                       ===========    ===========    ===========    ===========



The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                     FOR THE NINE MONTHS
                                                     ENDED SEPTEMBER 30,
                                                     1997          1996
                                                     ----          ----
Cash flows from operating activities:
   Net change in net assets ..................   $(3,735,673)   $(2,181,767)
      Adjustments to reconcile net change in
      net assets to net cash provided by
      operating activities:
        Depreciation and amortization ........         8,623          7,310
        Donation of stock ....................         4,136           --
        Provision for bad debts on notes
           receivable ........................          --             --
        Realized (gain) loss on sale of
           investments .......................        74,796     (1,423,946)
        Unrealized (gain) loss on investments      4,271,643      4,903,146
   Proceeds from sales of investments ........       424,713      2,640,926
   Purchase of investments ...................       (61,215)    (1,759,247)
   (Issuance) of notes receivable ............       (45,000)
   Collection of notes receivable ............        20,250        116,195
   Transfer of cash to escrow account ........      (300,000)
   Gain on sale of assets ....................          --           (8,334)
   Changes in assets and liabilities:
      Decrease in interest receivable ........           120        119,938
      Decrease in other assets ...............          --            4,875
      (Increase) decrease in trade receivables        29,339         10,351
      (Increase) in prepaid expense ..........       (26,003)        (7,949)
      (Increase) decrease in accounts
        receivable - brokers .................         3,992             51
      Decrease in income taxes refundable ....       164,459           --
      Increase (decrease) in accounts payable
        and other accrued liabilities ........        37,522        (58,524)
      Increase in accrued liability -
        indemnification agreement ............       564,755
      Increase (decrease) in accounts payable
        to brokers ...........................       (54,405)       (59,366)
      Increase (decrease) in accrued bonus to
        officer ..............................       125,462       (176,607)
      Increase (decrease) in provision for
        deferred income taxes ................    (1,961,081)    (1,762,693)
                                                 -----------    -----------

      Net cash (used) by operating
        activities ...........................      (453,567)       364,359

Cash flows from investing activities:
   Purchases of fixed assets .................                      (32,205)
   Proceeds from sales of fixed assets .......                       13,500
                                                 -----------    -----------
      Net cash (used) by investing activities           --          (18,705)


The accompanying notes are a part of this statement.                 (Continued)

                                  EQUITEX, INC.
                        Statements of Cash Flows (Page 2)
                                   (Unaudited)

                                                     FOR THE NINE MONTHS
                                                     ENDED SEPTEMBER 30,
                                                     1997          1996
                                                     ----          ----
Cash flows from financing activities:
   Issuance of notes payable - officer .......   $   321,519    $      --
   Issuance of notes payable - other .........       100,000           --
   Repayment of notes payable ................          --             --
   Purchase of treasury stock ................          --          (89,191)
                                                 -----------    -----------

      Net cash provided by financing activities      421,519        (89,191)

Increase (decrease) in cash ..................       (32,048)       256,463

Cash, beginning of period ....................        53,795        176,752
                                                 -----------    -----------

Cash, end of period ..........................   $    21,747    $   433,215
                                                 ===========    ===========

Supplemental disclosures of cash flow information:
       Interest paid .........................   $    55,332    $    58,143
                                                 ===========    ===========

       Interest received .....................   $    30,851    $   204,729
                                                 ===========    ===========

Non-cash financing activities:
       Conversion of notes receivable into
         investment in common stock ..........   $      --      $   252,020
                                                 ===========    ===========


The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                     Selected Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)

NOTE 1.        RESTRICTED CASH HELD IN ESCROW

     Pursuant to an August 8, 1997 agreement with RDM, the Company placed $300,000 in an escrow account. However, because RDM did not perform as required by the agreement, the Company is in a position to terminate the agreement and ask that these funds be returned.

NOTE 2.        NOTES PAYABLE

     In August and September 1997, the Company's President loaned the Company a total of $240,000. This in addition to prior loans totaling $81,519 made to the Company during the second quarter of 1997 and which are still outstanding at September 30, 1997. These uncollateralized loans are all due on demand and bear interest at 8% per annum. In addition, a related entity loaned the Company $100,000 in August 1997. This loan bears interest at 12% per annum, is due on demand and is collateralized by 25,000 shares of the Company's investment in an investee company's common stock.

NOTE 3.        LOSS ON INDEMNITY AGREEMENT PERFORMANCE

     Effective October 31, 1997, the Company entered into an agreement with an investee company, IntraNet Solutions, Inc. (IntraNet). Because the Company had entered into a prior indemnification agreement with IntraNet in July 1996, it agreed to purchase a certain note receivable in the amount of $564,755 which IntraNet had from an RDM subsidiary, Hutch Sports USA (Hutch). This amount is included as "accrued liability-indemnity agreement" in the September 30, 1997 financial statements, herein. Hutch had filed bankruptcy on August 29, 1997 (see
Note 4 below). The Company paid $414,755 of the purchase amount to IntraNet on October 31, 1997. The balance of $150,000 is due on demand but no later than December 31, 1997. The note bears interest at 8.75% per annum, is secured by an officer's pledging of a common stock purchase warrant relating to 62,550 shares of IntraNet and is also personally guaranteed by the Company's President. Furthermore, the Company's President agreed to resign from the Board of IntraNet, both IntraNet and the Company agreed to terminate effective October
31, 1997 the indemnification agreement under which the Company's maximum exposure was $2,000,000, and agreed to mutually release each other from any claims relating to this agreement and certain other items.

NOTE 4.        BANKRUPTCY OF SIGNIFICANT INVESTEE

     On August 29, 1997, RDM Sports Group (RDM) and all of its operating subsidiaries filed concurrent Chapter 11 petitions with the U.S. Bankruptcy Court. As a result of this, the fair market value of this investee company dropped to almost zero as reflected in the Schedule of Investments, herein. The Company has reserved 100% of its trade receivable from RDM. In addition, as discussed in Note 3 above, the Company was required to perform on an indemnity agreement with another investee company.

NOTE 5.        SUBSEQUENT EVENTS

     In October 1997 the Company entered into a nonbinding letter of intent whereby the Company agreed to purchase the assets of a previously unrelated company in the sporting goods industry. In consideration of

                                                                     (Continued)
                                      F-14

                                  EQUITEX, INC.
                     Selected Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)


NOTE 5.        SUBSEQUENT EVENTS (CONTINUED)

certain prior extensions of the original letter of intent, the Company pledged certain shares of its IntraNet common stock having a market value of $250,000. Except for certain delineated "special circumstances", if the purchase transaction does not close by November 25, 1997, the Company will forfeit the IntraNet common stock it has pledged and upon proper notice may extend the closing to no later than December 15, 1997. Should the shares be forfeited, the Company will record a note receivable from the newly-formed company for the market value of the common stock on November 25, 1997.

               The Company intends to pursue decertification as a Business Development Company (BDC) during the fourth quarter of 1997 and in early 1998.

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

     LIQUIDITY AND CAPITAL RESOURCES
     The Registrant's cash position decreased by $32,048 at September 30, 1997 as compared to an increase of $256,463 at September 30, 1996. The Company's increase in cash during the first nine months of 1996 was caused by two operational items. One was the receipt of $281,500 in consulting and transaction fees, and $145,378 in interest income from MacGregor Sports & Fitness (now IntraNet Solutions, Inc.). In addition, there were realized gains of $1,423,946 from the sales of investments during the nine months ended September 30, 1996 as compared to a loss of $74,796 during the comparable period of 1997.

     In connection with its investments, the Registrant is required, from time to time, to make loans to its investees in order to protect its investments. As a result of these loans, the Registrant carried notes receivable of $20,250 at December 31, 1996. These loans were repaid during the nine months ended September 30, 1997. During the quarter ended September 30, 1997, new loans of $45,000 were made to a newly formed company in which the Registrant intends to take an equity position.

     Of the Registrant's total liabilities of $2,350,992 at September 30, 1997, the Registrant had no amounts due to banks. Of those liabilities, 13% or $313,569 is deferred income taxes, primarily for the Registrant's unrealized appreciation on investments, leaving $2,037,423 in other liabilities. This compares to total liabilities of $3,217,220, deferred income taxes of $2,274,650 and other liabilities of $942,570 at December 31, 1996. The increase in other liabilities reflects $321,519 in loans from an officer which were made during the second and third quarters of 1997, and $564,755 which the Registrant owes pursuant to an indemnification agreement with an investee company. All but $150,000 of this liability was paid by the Registrant in the fourth quarter of 1997 with the balance due by December 31, 1997. The officer loans were used primarily to pay $300,000 which was placed in an escrow account relative to an agreement with RDM. However, RDM did not perform relative to this agreement and the Registrant expects its funds to be returned. Regular trade payables increased $35,855 between December 31, 1996 and September 30, 1997. There were no loans from officers during the nine months ended September 30, 1996. Except for the $564,755 indemnification related amount, the Registrant is not obligated to discharge a significant portion of its current liabilities in the near future; however, the Registrant intends to extinguish these liabilities as cash flow permits.

     The Registrant's sources of income to defray operating overhead will be derived primarily from consulting fees, transaction fees gained

                                                                     (Continued)

PART I.        FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).


from the Registrant assisting both existing and new investees in structuring and completing mergers, acquisitions or asset-based financing transactions and administrative fees through which the Registrant directly apportions a certain amount of its operating overhead to an investee to help defray operating costs. This allows some of the income generated by other sources to be used for purposes other than operating overhead. The Registrant also receives income from the sale of certain of its longer term investments from time to time during the year as well as through utilizing its cash position at any given time to trade in the equities markets. During 1996 the Registrant's sources of income were sufficient to cover its operating overhead and it is anticipated this trend will continue during 1997 as the Registrant expects to realize gains from the sale of some of its longer term investments during the fourth quarter of 1997.

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

     Until August 1997, the Registrant's largest investee company had been RDM Sports Group, Inc. (RDM) a publicly held-company which conducts most of its business through its wholly-owned subsidiaries. The Registrant owns common stock and convertible debentures in RDM which is one of the largest manufacturers of juvenile products and a leading producer of fitness equipment, toys and team sports equipment in the United States. Management of the Registrant devoted significant efforts and resources to providing managerial assistance to RDM. Effective, June 20, 1997, the Registrant's President resigned from all his positions with RDM and its subsidiaries, including Chief Executive Officer and director. The Registrant and RDM were to negotiate the settlement of all amounts owed to the Registrant or its President. However, as discussed below, RDM filed bankruptcy in August 1997, and following are excerpts of information obtained from its second quarter 10-Q.

     RDM operates in an intensively competitive environment and has experienced significant losses in the eighteen months ending June 29, 1997. Factors contributing to these losses included, among other things, excess financial leverage, adverse publicity associated with RDM's financial difficulties, excess labor costs, quality control problems, poor operating performance, and difficulties in obtaining adequate levels of working capital.
                                                                     (Continued)

PART I.        FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).


     RDM has sought to de-leverage its financial position through the sale of various assets, including its camping operations, its bicycle operations and its snow products operations, and is continuing to seek to further de-leverage its operations through the sales of both strategic and non-strategic assets. Despite such asset sales which have occurred to date, the RDM operations continue to be adversely affected by the problems identified above, including excess financial leverage. Although RDM has sought to improve its financial condition and operating performance by, among other things, reducing labor and other operating and financing costs, RDM has been generally unable to improve its results of operations in either the first six months or the third quarter to date, due to, among other things, insufficient financial resources.

     RDM has no unused credit lines and must satisfy substantially all of its working capital and capital expenditure requirements from cash provided by operating activities and from external capital sources or from the sale of assets. Substantially all of RDM's assets are pledged to secure existing indebtedness. Due to its current financial position and working capital deficiency, RDM was forced to shut down substantially all of its manufacturing operations, and on August 29, 1997 filed for protection under the United States bankruptcy laws with the United States Bankruptcy Court for the Northern District of Georgia, Newnan Division (the "Court") in Re: RDM Sports Group, Inc., Case No. 97-12788. Concurrent cases were filed with the Court by all of RDM's operating U.S. subsidiaries. RDM has received initial debtor in possession ("DIP") financing; however, RDM may require additional DIP financing in order to, among other things, allow it to complete orders utilizing existing raw materials, and management believes additional DIP financing will be required in connection with any possible reorganization. While RDM is negotiating with its existing DIP lenders and other potential DIP lenders to receive such additional funding, no assurances can be given as to when, if at all, such additional DIP financing will be secured. RDM management believes any such additional DIP financing will be obtainable, if at all, only after the sale of one or more of RDM's existing operations.

     RDM's management intends to seek additional DIP financing to allow RDM to fill post petition orders for its products. However, many of the RDM's mass merchandiser customers do not place firm or committed orders and RDM historically has produced products on the basis of its customers' program estimates for the year. In the absence of firm or committed orders, RDM may not be able to secure additional DIP financing and/or reorganize one or more portions of its operations. In light of RDM's financial condition, no assurances also can be given that RDM will be selected by its customers to participate in their production programs. Accordingly, RDM may be subject to a rapid and substantial decline in its customer base, which could have a material adverse effect on its ability to reorganize one or more portions of its businesses under the protection of the federal bankruptcy laws. In the event RDM is unable to secure prompt permission from its creditors and the bankruptcy court to sell various assets, the value of such assets could be rapidly and materially impaired. In such event, RDM may be required to liquidate all of its assets to

                                                                     (Continued)

PART I.        FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

satisfy its creditors. No assurances can be given as to when, if at all, RDM will receive sufficient working capital to resume its operations, either on a temporary basis or otherwise. In any reorganization, management anticipates that it will be necessary to sell one or more of its product lines and the assets associated therewith in connection with RDM's reorganization efforts.

     RDM has sought or expects to seek approval from the Bankruptcy Court to, among other things, negotiate the sale of its toy products operations (swing sets, trampolines, bulk plastic toys and hobby horses), its free weight fitness equipment operations, (including its operations with respect thereto in Olney, Illinois), its Opelika, Alabama manufacturing facility and its trucking operations. RDM also has received some preliminary expressions of interest with respect to its other fitness equipment operations. The exact nature and scope of the operations to be disposed of will depend on the interest of third persons in such operations, the price offered for such operations and the timing of such offers, and any such sales are subject to consent of RDM's DIP Lenders, the existing lenders under the Loan Agreement and the Bankruptcy Court.

     RDM's ability to improve its financial position and meet its financial obligations will depend upon a variety of factors, including the ability to obtain sufficient DIP financing -- whether from its existing lenders under the DIP Facility and/or additional financing from third party sources -- a continued ability to participate in customer product programs and thereby preserve its customer base, favorable pricing environments for its products, a substantial reduction in the rate of product returns, especially in fitness products, the absence of adverse general economic conditions, effective operating cost control measures and the sale of additional assets and the consent of its lenders to such sale, including the ability to utilize a portion of such assets for operating requirements. RDM management believes RDM's recurring losses from operations and its limited sources of additional liquidity raise substantial doubt about RDM's ability to reorganize as a going concern. Prior to filing for bankruptcy protection, RDM had been unable to attract new capital and/or reschedule or restructure a number of its current obligations. Furthermore, RDM management does not believe RDM can expect additional financial support from any of its principal stockholders. Accordingly, whether as part of a reorganization or a liquidation, RDM management believes RDM will be required to sell one or more of its current operations. No assurance can be given that RDM will be successful in generating the operating results, attracting new capital or restructuring sufficient indebtedness required for future viability.

     Due to these recent developments, the fair value of the Registrant's RDM investment has substantially decreased form $5,789,367 at December 31, 1996 to $11,481 at September 30, 1997. As of September 30, 1997, the Registrant had made no other material commitments for capital expenditures or loans to investees. The Registrant expects that it will sell certain of its investments during the remaining quarter of the current year to continue to fund its operations and to pay the indemnification liability of $564,755 which existed at September 30, 1997. At the discretion of the Board of Directors, the Registrant also may sell certain of its investments resulting in a realized loss in order to prevent further losses from occurring.
                                                                     (Continued)

PART I.        FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

     With the decline in the fair market value of RDM, IntraNet Solutions, Inc (IntraNet) is the Company's largest investee company as of September 30, 1997. IntraNet's financial information at June 30, 1997 is as follows as disclosed in their first quarter 10-Q:

     IntraNet's total revenues increased to $5.8 million for the quarter ended June 30, 1997 from $4.2 million for the quarter ended June 30, 1996, or $1.6 million (38.1%). This increase related to increases in all revenue product lines.

     IntraNet's total cost of revenues increased to $4.4 million for the quarter ended June 30, 1997 from $3.2 million for the quarter ended June 30, 1996. Total cost of revenues as a percent of total revenues was 76.6% in 1997 compared to 77.2% in 1996. Gross profit increased to $1.4 million for the quarter ended June 30, 1997 compared to $1.0 million for the quarter ended June 30, 1996. Total gross profit as a percent of total revenues was 23.4% in 1997 compared to 22.8% in 1996. The increase in gross profit was primarily attributable to incremental revenue contributions in all product lines.

     Sales and marketing expenses increased to $800,000 for the quarter ended June 30, 1997 compared to $600,000 for the quarter ended June 30, 1996. General and administrative expenses increased to $1.0 million for the quarter ended June 30, 1997 compared to $500,000 for the quarter ended June 30, 1996, compared to 11.1% in 1996. General and administrative expenses increased primarily due to increases in staffing, expenses related to the relocation of corporate headquarters, and other related new facility costs. Research and development expenses were $300,000 for each of the quarters ended June 30, 1997 and June 30, 1996.

     In July 1997, IntraNet completed a $4.0 million private placement of 5% Series A $5.00 par value convertible preferred stock. Included in the $4.0 million was $150,000 of 9% promissory notes which were converted into the private placement. The remaining 9% promissory notes mature on January 15, 1998 ($850,000) and April 15, 1998 ($250,000).

     With the completion of the $4.0 million private placement, IntraNet management believes that the net cash received of $3.4 million, after related offering costs, and the availability under its credit line will provide IntraNet adequate capital resources to sustain its current plan of operations for the foreseeable future. However, IntraNet's capital requirements in connection with its development and marketing activities have been and will continue to be significant.

     IntraNet's revolving working capital line of credit allows for borrowings of up to $3.1 million based on available collateral at the bank's base lending rate plus 2.5%. At June 30, 1997, the Company had advances of $2.5 million, which are due on demand. On August 8, 1997, IntraNet has $601,900 in advances and $1.1

                                                                     (Continued)

PART I.        FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).


     million of availability on its working capital line of credit. At June 30, 1997, IntraNet also had term loans and promissory notes with financial institutions outstanding in the amount of $944,000.

     During the year ended March 31, 1997 IntraNet acquired substantially all the assets of a graphic communications and custom printing business. The purchase price consisted of cash of $675,800, a promissory note of $267,800, and shares of the Company's common stock valued at $350,000. The promissory note bears interest at prime plus 1.5%. The balance of $125,200 remaining on this note is due March 1, 1998.

     Revenues for the three and nine months ended September 30, 1997 were $825 and $124,158, respectively; as compared to $42,941 and $534,279, respectively for the three and nine months ended September 30, 1996.

     The total revenue during the first nine months of 1996 was unusually high due to the receipt of $281,500 in consulting and transaction fees, and $145,378 in interest income from IntraNet Solutions, Inc. (IntraNet), formerly known as MacGregor Sports & Fitness. During 1997, the Company has received no consulting fees. During 1997 the decreased consulting fees and interest income was offset partially by an increase in miscellaneous income received from investee companies which included $65,850 in payments on notes receivable which had been written off in prior years.

     During the nine months ended September 30, 1996 there were realized gains of $1,423,946 from the sales of investments as compared to a loss of $74,796 during the comparable period of 1997. The Registrant's sales activity in 1996 was very high as compared to the first three quarters of 1997. The lack of sales of large portions of the Registrant's lower cost long-term investments during 1997 as described above contributed to the higher net investment loss (and/or less realized gain on investments after taxes), and may do so in future periods in the absence of such sales. While the restrictions as to resale on many of the Registrant's investments continue to diminish, the opportunity for the sale of large portions of the investments cannot be predicted.

     During the first nine months of 1997 the Registrant had higher operating expenses of $1,418,167 as compared to the comparable period of 1996. The higher 1997 operating expenses were primarily caused by the $599,813 loss on indemnification agreement which occurred in 1997. This was partially offset by an increase in officer's bonus of $205,935 in 1996 principally because of the higher unrealized appreciation of investments at September 30, 1996 as compared to the unrealized depreciation which existed at September 30, 1997.

     For the nine months ended September 30, 1997, the net unrealized gain on investments decreased $2,293,703 as compared to a decrease of $2,987,409 for the same period in 1996. The decrease in 1997 is attributed to the above mentioned decrease in the fair market value of RDM as compared to its fair market

                                                                     (Continued)

PART I.        FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).


values at December 31, 1996. The comparable decrease in 1996 was due to a decrease of $3,415,421 in RDM's market value in the first nine months of 1996. As there is no way to predict the future value of the Registrant's investment portfolio, the Registrant cannot predict future changes in the unrealized value of its investment portfolio.

     With the acquisition of RDM in 1987, the Registrant began concentrating on investments in more mature investee companies. Due to this change, the Registrant's net asset value and cash flows have fluctuated as a result of the market fluctuations of a few larger investees, particularly RDM and IntraNet. The Registrant expects that its cash flows and investment values will continue to be susceptible to the market fluctuations of these fewer investee companies. During the past three years, the Registrant has been concentrating its efforts on enhancing the value of its existing portfolio companies and therefore has not made any major new investments.

     On December 12, 1996, the Registrant announced that it intended to implement a withdrawal of its election as a Business Development Company ("BDC") under the Investment Company Act. The Registrant's Board of Directors instructed its management to prepare a detailed plan which will address the corporate governance issues and process which must be followed for decertification including the legal, accounting, securities listing and other effects of such withdrawal on the Registrant. Based on this plan, the Registrant intends to further pursue decertification as a BDC between now and early 1998.

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


Date: November 19, 1997