Form 10KSB
period 1997-12-31
EQUITEX INC
filed 1998-04-15
CIK 716101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
================================================================================
         /X/      ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended: DECEMBER 31, 1997

         / /      TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                   For transition period from _____ to _____.
================================================================================
                         Commission File Number: 0-12374

                                  EQUITEX, INC.
                                  -------------
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

Issuer's revenues for its most recent fiscal year:  $378,391

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $12,645,315 based on the last sale price of the Registrant's common stock on April 9, 1998, ($4.13 per share) as reported by the Nasdaq Stock Market.

The issuer had 3,791,115 shares of common stock outstanding as of April 9, 1998.

Documents incorporated by reference: NONE

Transitional Small Business Disclosure Format:  Yes / /  No /X/

                                  EQUITEX, INC.
                                   FORM 10-KSB

THIS REPORT MAY CONTAIN CERTAIN "FORWARD-LOOKING" STATEMENTS AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 OR BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE REGISTRANT'S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE REGISTRANT'S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY", "WILL", "EXPECT", "BELIEVE", "ANTICIPATE", "INTENT", "COULD", "ESTIMATE", "MIGHT", OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE REGISTRANT'S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY
RELATED TO ACQUISITIONS, GOVERNMENTAL REGULATION, MANAGING AND MAINTAINING GROWTH, THE VALUE OF THE REGISTRANT'S INVESTMENTS, THE OPERATIONS OF THE REGISTRANT'S INVESTEE COMPANIES, VOLATILITY OF STOCK PRICE AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER REGISTRANT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

(a) Business Development

     (1) Equitex, Inc. (the "Registrant") is a business development company which is a form of closed-end, non-diversified investment company under the Investment Company Act of 1940 (the "Investment Company Act"). A business development company generally must maintain 70% of its assets in new, financially troubled or otherwise qualified companies and offers significant managerial assistance to such companies. Business development companies are not subject to the full extent of regulation under the Investment Company Act. (See
Item 1 (b) (8) "Regulation - Business Development Companies" below). The Registrant primarily is engaged in the business of investing in and providing managerial assistance to developing companies which, in its opinion, would have a significant potential for growth. The Registrant's investment objective is to achieve long-term capital appreciation, rather than current income, on its investments. There is no assurance that the Registrant's investment objective will be achieved.

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

     On December 12, 1996, the Registrant announced that it intended to implement a withdrawal of its election as a Business Development Company ("BDC") under the Investment Company Act. The Registrant's Board of Directors instructed its management to prepare a detailed plan which will address the corporate governance issues and process which must be followed for decertification including the legal, accounting, securities listing and other effects of such withdrawal on the Registrant. On March 9, 1998 the Registrant sent to its stockholders of record as of March 6, 1998 a Notice of Meeting and Proxy Statement for a Special Meeting of Stockholders to vote on decertification as a BDC at a meeting held on April 3, 1998. At that meeting, the Registrant's stockholders approved a proposal authorizing the Registrant to change the nature of its business and withdraw its election as a BDC under the Investment Company Act.

     The withdrawal will become effective only upon the Securities and Exchange Commission's receipt of the Registrant's notice of election of withdrawal. After the Registrant's withdrawal of its BDC election becomes effective with the Securities and Exchange Commission, the Registrant will no longer be subject to the regulatory provisions of the Investment Company Act for BDCs, such as insurance, custody, composition of the board, affiliated transactions and compensation arrangements. Even after the Registrant withdraws its election as a BDC, the Registrant will continue to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Exchange Act, the Registrant would continue to file periodic reports on Form 10-KSB and Form 10-QSB, as well as reports on Form 8-K and proxy statements and any other reports required under the Exchange Act.

     The Registrant's Board of Directors has adopted a plan which began with stockholder approval for the Registrant to withdraw as a BDC, with the intent of becoming an operating company. The Registrant is actively pursuing business opportunities to acquire or otherwise purchase an ongoing business or, in the alternative, target an appropriate merger candidate. The Registrant has not reached a level in its discussions which would lead it to believe that any particular acquisition, purchase or merger is likely to occur with any of the opportunities it has pursued to date; however, based on the types of discussions held so far, the Registrant believes that a transaction of this nature could be completed within six to twelve months following stockholder approval of the proposal. Further, the Board believes that with the flexibility and authority to withdraw as a BDC prior to entering into any definitive acquisition or merger agreement, the Registrant has increased its ability to attract interested businesses which it may acquire or consider merging with.

     The Registrant does not intend to file its election to withdraw as a BDC with the Securities and Exchange Commission until such time as it is relatively certain that it will qualify as an operating business rather than as an investment company. A voluntary election to withdraw as a BDC becomes effective upon filing with the Securities and Exchange Commission unless a later date is specified in the election form. The Board of Directors has opted for this approach because it believes that if it does not qualify as an operating company within a short period of time after the Registrant withdraws its election as a BDC, the Registrant could possibly be considered an unregistered investment company which is not in compliance with the Investment Company Act.

     As an operating company, the nature of the Registrant's business will change from investing in a portfolio of securities to achieve gains on appreciation and dividend income, to becoming actively engaged in the management of a business for the generation of income from those operations. Thus, withdrawal of the Registrant's election as a BDC will result in a significant change in the Registrant's method of accounting from the value method of accounting required of investment companies to either fair value or historical cost accounting, depending on the classification of the investment and the Registrant's intent with respect to the period it intends to hold the investment.

     Over the past several years, the Registrant has been concentrating its efforts in acquiring interests in more mature investee companies, in some cases, through asset-based financing transactions. In that regard, the Registrant has devoted more of its time to providing managerial assistance to fewer companies, most of which time over the past several years was devoted to investees RDM Sports Group, Inc. and IntraNet Solutions, Inc., which constituted a significant portion of the Registrant's investment portfolio. The President of the Registrant was President and a director of RDM Sports Group from 1987 to June 1997 and was director of IntraNet Solutions and its predecessor from February 1991 to October 1997.

     On August 29, 1997 RDM Sports Group, Inc. ("RDM")filed Chapter 11 bankruptcy petitions for the company and all of its subsidiaries with the U.S. Bankruptcy Court for the Northern District of Georgia and ceased all operations. As part of the ongoing bankruptcy proceedings, certain of RDM's assets have been sold to pay creditors and no plan of reorganization has been filed to date. Following the initiation of this bankruptcy proceeding, the fair value of the Registrant's investment in RDM was substantially reduced so that at December 31, 1997, the Registrant had a cost basis of $1,239,497 in its investment in RDM with fair value of $6,231. Prior to the bankruptcy filing, RDM was a leading producer of fitness equipment and a leading producer and distributor of toys and team sports equipment. The trademarks and brand names under which RDM sold its products included Flexible Flyer, Vitamaster, MacGregor, DP, Hutch, Reach and Forster.

     On July 31, 1996, MacGregor Sports and Fitness, Inc. and Technical Publishing Solutions, Inc. completed a merger through a tax-free exchange of common stock and the surviving entity was renamed IntraNet Solutions, Inc. ("IntraNet"). IntraNet provides integrated solutions for the management and distribution of business critical information contained in documents using proprietary and standard internet technologies. During 1996, the Registrant converted all of its outstanding debt, consulting fees and interest due into shares of IntraNet common stock. Following the merger and a subsequent 4 for 1 reverse-split declared by IntraNet on October 15, 1996, the Registrant owned 645,085 shares of IntraNet common stock. During 1997, the Registrant sold 171,835 shares leaving a balance at December 31, 1997 of 473,250 shares, the value of which represented approximately 60% of the Registrant's investment portfolio at year end.

     During the fourth quarter of 1997, the Registrant received 2,000,000 shares of common stock of VP Sports, Inc. ("VP Sports") in payment for the transfer of a letter of intent for the acquisition of an unrelated company involved in the sporting goods business as well as merger and acquisition advisory services rendered to VP Sports. The total value for the transfer and services was $250,000 which represents the Registrant's cost basis for the shares. VP Sports is currently conducting a due diligence review and negotiating a definitive agreement for the acquisition of the third party company.

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

     In November 1997, the Registrant was notified by the Nasdaq Stock Market that the Registrant failed to meet the minimum maintenance requirements for continued listing on the Nasdaq National Market as the Registrant's net tangible assets were below the required $4,000,000 as of September 30, 1997. As a result of this notification and subsequent review by Nasdaq of materials provided by the Registrant, on February 19, 1998 a hearing was held to consider the Registrant's plan for continued compliance with the maintenance requirements of the Nasdaq National Market. Pursuant to the February 19 1998 hearing, Nasdaq made a determination to move trading of the Registrant's common stock to the Nasdaq SmallCap Market pursuant to a waiver to the initial $4.00 per share bid price requirement and temporary exception to the net tangible assets requirement of $4,000,000. This move was effective as of March 13, 1998. In addition, Nasdaq appended the Registrant's trading symbol with a "C" until such time as the Registrant demonstrated compliance with the terms of the exception. As requested by Nasdaq, on April 2, 1998, the Registrant filed with the Securities and Exchange Commission on Form 8-K an unaudited balance sheet as of February 28, 1998, with pro forma adjustments, evidencing net tangible assets in excess of $4 million. As of the date of this report, the Registrant has not been notified by Nasdaq of its acceptance of the documents which demonstrate compliance with the terms of the temporary exception and the Registrant's common stock is still trading on the Nasdaq SmallCap Market under the symbol EQTXC.

     (a)(2)(3) During the year ended December 31, 1997, the Registrant has not been involved in any bankruptcy, receivership or similar proceedings; has not undergone material reclassification, merger or consolidation; has not acquired or disposed of any material amount of assets otherwise than in the ordinary course of business; and has not experienced any material change in its mode of conducting business. [See Item 1(a)(1) above for an explanation of the Registrant's proposed withdrawal during 1998 of its election as a BDC]

(b) Business of Issuer

     (1)(2)(3) The Registrant is a closed-end, non-diversified investment company under the Investment Company Act and has elected to become a business development company under that act. The Registrant's investment objective is to achieve long-term capital appreciation, rather than current income, on its investments. There can be no assurance that this objective will be realized. The Registrant's investment decisions are made by its management in accordance with policies approved by its board of directors. The Registrant does not have a registered investment advisor. In addition, the Registrant does not operate pursuant to a written investment advisory agreement that must be approved periodically by stockholders. The Registrant relies solely upon its management, particularly its officers on a day to day basis, and also on the experience of its directors, in making investment decisions.

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

Investment Policies
-------------------

     The Registrant has elected to be regulated as a business development company and is subject to the provisions of Sections 55 through 65 of the Investment Company Act and also is subject to those provisions of the Investment Company Act made applicable to business development companies by Section 59 of the Investment Company Act. In accordance with those provisions, the Registrant's investment policies are defined and subject to certain limitations. Furthermore, under Section 58 of the Investment Company Act, the Registrant may not withdraw its election to be so regulated without the consent of a majority of its stockholders. If the Registrant were to withdraw its election to be regulated as a BDC, it may be subject to full regulation under of the Investment Company Act as if it were a closed-end investment company. [See Item 1.(b)(8) "Regulation - Business Development Companies."] On April 3, 1998 the Registrant's stockholders approved a proposal to authorize the Registrant to change the nature of its business and withdraw its election as a business development company under the Investment Company Act. [See Item 1.(a)(1) "Description of Business - Business Development"]

     The Registrant has no fixed policy as to the business or industry group in which it may invest or as to the amount or type of securities or assets that it may acquire. However, the Registrant has been seeking out and evaluating investments in more mature companies. The Registrant has in the past and may continue to invest in assets that are not qualifying assets under Section 55 of the Investment Company Act; however, no such additional assets have been identified, and the Registrant does not intend to fall below the 70% requirement as set forth in Section 55 [See Item 1. Business (a)].

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

Neither a long-term work-out value nor an immediate liquidation value is used, and no increment of value is included for changes which may take place in the future. The Registrant's largest investee company IntraNet, represents 60% of the total value of the Registrant's investment portfolio. It is valued by the public market method, the Registrant's preferred method of valuation. IntraNet is a company in the early stages of development which has yet to show a profit as a publicly-traded company, a situation management of the company predicts could continue for the near term. The Registrant may be required to make follow-on investments or assist such companies in obtaining additional financing or face impairment of its investments in such companies. Certain members of the Registrant's Board of Directors hold minor equity positions in some of the Registrant's investee companies and certain members of the Board hold officer or director positions with some of the Registrant's investee companies. No such equity position exceeds 5% of the investee company's outstanding securities.

     Valuations assume that in the ordinary course of its business the Registrant will eventually sell its position in the public market or distribute its larger positions to its stockholders. Accordingly, no premiums are placed on investments to reflect the ability of the Registrant to sell block positions or control of companies, either by itself or in conjunction with other investors.

     The Registrant uses four basic methods of valuation for its investments and there are variations within each of these methods. The Registrant's Board of Directors has determined that the Registrant's four basic valuation methods constitute fair value. As an investee evolves, its progress usually requires changes in the Registrant's method of valuing the investee's securities. The Registrant's investment is separated into its component parts (such as debt, preferred stock, common stock or warrants), and each component is valued separately to arrive at total value. The Registrant believes that a mixture of valuation methods is often essential to represent fairly the value of the Registrant's investment position in an investee. For example, one method may be appropriate for the equity securities of a company while another method may be appropriate for the senior securities of the same company.

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

     The APPRAISAL METHOD is used to value an investment position based upon a careful analysis of the best available outside information when there is no established public or private market in the investee company's own securities and it is no longer appropriate to use the Cost Method. Comparisons are made using factors (such as earnings, sales or net worth) that influence the market value of similar public companies or that are used in the pricing of private transactions of comparable companies. Major discounts, usually 50%, are taken when private companies are appraised by comparing them to similar public companies. Liquidation value may be used when an investee is performing substantially below plan and its continuation as an operating entity is in doubt. Senior securities are discounted at a rate to yield 15% to 40% to projected maturity. Depending on the relative uncertainty of the timing of ultimate collection, 15% is used for relatively predictable positions, and 40% for less predictable positions. Under the Appraisal Method, the differences among companies in terms of the source and type of revenues, quality of earnings, and capital structure, are carefully considered.

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

     The Small Business Investment Incentive Act of 1980 modified the provisions of the Investment Company Act that are applicable to a company, such as the Registrant, which elects to be treated as a "business development company." The Registrant elected to be treated as a business development company on July 30, 1984. The Registrant may not withdraw its election without first obtaining the approval of a majority of its outstanding voting securities. On April 3, 1998 the Registrant's stockholders approved a proposal to authorize the Registrant to change the nature of its business and withdraw its election as a business development company under the Investment Company Act. [See Item 1.(a)(1) "Description of Business - Business Development"]

     A  business  development  company  must  be  operated  for the  purpose  of investing in the securities of certain present and former "eligible portfolio companies" and certain bankrupt or insolvent companies and must make available significant managerial assistance to its investee companies. An eligible portfolio company generally is a United States company that is not an investment company (except for wholly-owned SBIC's licensed by the Small Business Administration) and (1) does not have a class of securities included in the Federal Reserve Board's over-the-counter margin list, (2) is actively controlled by the business development company and has an affiliate of the business development company on its board of directors, or (3) meets such other criteria as may be established by the SEC. Control, under the Investment Company Act, is presumed to exist where the business development company owns 25% or more of the outstanding voting securities of the investee.

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

Qualifying assets include: (1) securities of companies that were eligible portfolio companies at the time the Registrant acquired their securities; (2) securities of bankrupt or insolvent companies that are not otherwise eligible portfolio companies; (3) securities acquired as follow-on investments in companies that were eligible at the time of the Registrant's initial acquisition of their securities but are no longer eligible, provided that the Registrant has maintained a substantial portion of its initial investment in those companies;
(4) securities received in exchange for or distributed on or with respect to any of the forgoing; and (5) cash items, government securities and high-quality short-term debt. The Investment Company Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered to be qualifying assets. The Registrant believes that, as of December 31, 1997, at least 90% of its assets would be considered qualifying assets.

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

     Finally, notwithstanding restrictions imposed under federal securities laws, it is anticipated that should the Registrant continue to operate as a BDC, the Registrant will acquire securities of investee companies pursuant to stock purchase agreements or other agreements that may further limit the Registrant's ability to distribute, or sell or transfer such securities; and, as a practical matter, even if such transfers are legally or contractually permissible, there may be no market, or a very limited market, for the securities and economic conditions may make the price and terms of a sale or transfer unattractive.


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

     Most if not all securities which the Registrant acquires as venture capital investments will be "restricted securities" within the meaning of the Securities Act of 1933 ("Securities Act") and will not be permitted to be resold without compliance with the Securities Act. Thus, the Registrant will not be permitted to resell portfolio securities unless a registration statement has been declared effective by the SEC with respect to such securities or the Registrant is able to rely on an available exemption from such registration requirements. In many cases the Registrant will endeavor to obtain from its investee companies "registration rights" pursuant to which the Registrant would be able to demand that an investee company register the securities owned by the Registrant at the expense of the investee company. Even if the investee company bears this expense, however, the registration of the securities owned by the Registrant is likely to be a time-consuming process, and the Registrant always bears the risk, because of these delays, that it will be unable to resell such securities, or that it will not be able to obtain an attractive price for the securities.

     Sometimes the Registrant will not register portfolio securities for sale but will seek to rely upon an exemption from registration. The most likely exemption available to the Registrant is section 4(1) of the Securities Act which, in effect exempts sales of securities not involving a distribution of the securities. This exemption will likely be available to permit a private sale of portfolio securities, and, in some cases, a public sale, if the provisions of Rule 144 under the Securities Act are satisfied. Among other things, Rule 144 requires that securities be sold in "broker transactions," and imposes a one-year holding period prior to the sale of restricted securities. Securities may be sold without limitation under Rule 144(k) following a two-year holding period subject to certain restrictions.

     (10) During the last two years the Registrant spent no amounts on Registrant-sponsored or customer-sponsored research and development activities.

     (11) The Registrant is not subject to any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

     (12) The Registrant currently employs four persons all of whom are full-time employees.


ITEM 2. DESCRIPTION OF PROPERTY.

(a) Description of Principal Plants and other Property

     The Registrant's principal office is located at 7315 East Peakview Avenue, Englewood, Colorado 80111. The Registrant leases this space, consisting of approximately 1,800 square feet, for $2,500 per month, from a partnership in which the Registrant's president and his wife are sole partners. The Registrant believes these terms to be no less favorable than those which could be obtained from a non-affiliated party for similar facilities in the same area. The Registrant also leases at the market rate for such facilities in the area an executive office in Palm Beach Gardens, Florida where it shares secretarial and office facilities with several other lessees.

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


ITEM 3. LEGAL PROCEEDINGS.

     The Registrant is the plaintiff in an action, pending in the U.S. District Court for the District of Colorado, entitled EQUITEX, INC. v. JAMES H. RAND, SMITH, GAMBRELL & RUSSELL, L.L.P. AND DAVID J. HARRIS, Case No. 98-WM-715 (originally filed in the District Court of Arapahoe County, Colorado on January 9, 1998) in which the Registrant seeks to recover $300,000 deposited into escrow with the defendants as escrow agents, pending documentation of a settlement agreement. The letter agreement between the parties required the defendants to return the escrow deposit to the Registrant if the settlement agreement was not completed within 30 days. When the parties were unable to successfully conclude the settlement documentation, the Registrant demanded return of the escrow amount, which demand defendants ignored. The Registrant's complaint filed seeks return of the $300,000, and damages for breach of fiduciary duty, conversion and civil theft under Colorado law. In response, defendants have asserted that the escrow amount is claimed by the bankruptcy trustee of RDM Sports Group, Inc ("RDM"). Defendants have asserted a counterclaim for interpleader (asserting that they are merely holding the money for whichever party is entitled to it) and have moved to join the RDM Bankruptcy Trustee as a party to this case.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On December 30, 1997, the Registrant held an Annual Meeting of its Stockholders. The stockholders re-elected each of the Registrant's three directors to serve until the next Annual Meeting of Stockholders and the votes were cast as follows:

                                    For             Withhold Authority
                                 ---------          ------------------
    Henry Fong                   2,457,832                 55,352
    Russell L. Casement          2,461,637                 51,547
    Aaron Grunfeld               1,519,145                994,039

     Additionally, the following proposal was presented and voted upon at the meeting and the votes were cast as follows:

     To ratify the appointment of Davis & Co., CPA's, P.C. as the independent auditor of the Registrant for the year ending December 31, 1997.

                    For           Against            Abstain          Non-Voted
                 ---------        -------            -------          ---------
Shares voted     2,487,366        14,285             11,533              -0-

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information

     The principal market in which the Registrant's Common Stock is traded is the over-the-counter market.

     The Registrant's Common Stock trades on the Nasdaq Stock Market under the symbol EQTXC (see Part 1. Item 1(a) Business Development for further information on the Registrant's trading symbol on Nasdaq). The table below states the quarterly high and low last sale prices for the Registrant's Common Stock as reported by The Nasdaq Stock Market, and represent actual high and low last sale prices.

                                                    Last Sale
                                         ------------------------------
         Quarter ended                   High                       Low
         -------------                   ----                       ---
         1996
         ----
         March 31, 1996                  $2.75                     $2.31
         June 30, 1996                   $4.00                     $2.13
         September 30, 1996              $3.69                     $3.00
         December 31, 1996               $3.13                     $1.66

         1997
         ----
         March 31, 1997                  $3.00                     $1.88
         June 30, 1997                   $2.13                     $1.50
         September 30, 1997              $1.88                     $0.69
         December 31, 1997               $1.56                     $0.69



(b) Holders

     The number of record holders of the Registrant's Common Stock as of April 9, 1998, was 2,637 according to the Registrant's transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name.

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

     An in-kind distribution will be made only when, in the judgment of the Registrant's Board of Directors, it is in the best interest of the Registrant's stockholders to do so. The Board of Directors will review, among other things, the investment quality and marketability of the securities considered for distribution; the impact of a distribution of the investee's securities on its customers, joint venture associates, other investors, financial institutions and management; tax consequences and the market effects of an initial or broader distribution of such securities. Securities of the Registrant's larger investment positions in more mature investee companies with established public markets are most likely to be considered for distribution. It is possible that the Registrant may make an in-kind distribution of securities that are substantially illiquid irrespective of the distributee stockholders' rights to sell such securities. Any such in-kind distribution would require stockholder approval only if the distribution represents substantially all of the Registrant's assets. It is possible that the Registrant may make an in-kind distribution of securities which have appreciated or depreciated from the time of purchase depending upon the particular distribution. The Registrant has not established a policy as to the frequency or size of distributions and indeed there can be no assurance that any future distributions will be made. To date, only one such distribution has been approved by the Board of Directors and was distributed in April 1988.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

(a) Plan of Operation

     Not applicable

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Report may contain certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, which represent the Registrant's expectations or beliefs, including but not limited to, statements concerning the Registrant's operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intent", "could", "estimate", "might", or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Registrant's control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, governmental regulation, managing and maintaining growth, the value of the Registrant's investments, the operations of the Registrant's investee companies, volatility of stock price and any other factors discussed in this and other Registrant filings with the Securities and Exchange Commission.

     RESULTS OF OPERATIONS. Revenues for the year ended December 31, 1997 were $378,391, down 60% as compared to $632,765 for the year ended December 31, 1996. The decrease in revenues for 1997 over 1996 is primarily the result of significantly lower interest revenue in 1997 over 1996 when the Registrant received a large interest payment from MacGregor Sports and Fitness through a conversion of debt to equity [See also Part 1 Item 1(a). Business Development]. In the past, the Registrant has received consulting fees on both a monthly contract basis as well as on a per transaction basis when assisting investees with acquisitions, refinancing or restructuring, however, the timing, nature and amount of these fees cannot be predicted. The Registrant expects that 1998 revenues will be similar or possibly slightly higher than those of 1997.

     The realized gain on investments before income taxes for 1997 was $1,003,951 as compared to a gain of $1,226,190 in 1996. Proceeds from sales of investments was significantly lower in 1997 than 1996 but the cost of those investments was also lower as a percentage of the gain producing only a slightly lower realized gain before income taxes. A majority of the sales of investments in both 1997 and 1996 were IntraNet Solutions common stock. While the restrictions as to resale on many of the Registrant's investments continue to diminish, the opportunity for the sale of large portions of the investments cannot be predicted. However, the Registrant currently has fewer positions in its portfolio which are valued utilizing the public market method and presently believes there is sufficient market liquidity for the Registrant to conduct an orderly sale of any position over a relatively short period of time.

     Expenses for 1997 were $1,813,926 as compared to $1,152,910 in 1996, an increase of 57%. While the Registrant's expenses were fairly similar in most categories, significant changes were recorded in officer's bonus, bad debt expense and loss on indemnity agreement in 1997. Officers bonus was significantly lower as a result of the Registrant's lower assets while the loss on indemnity agreement between the Registrant and IntraNet as explained more fully in Part III. Item 12. Certain Relationships and Related Transactions along with bad debt expense accounted for a majority of the increase in expenses. The Registrant currently believes that expenses for the year ending December 31, 1998 will continue at levels similar to those of 1997 should the Registrant continue to operate as a BDC. Should the Registrant decertify as a BDC as set forth below, the Registrant is unable to estimate its expenses for 1998.

     The Registrant's net investment loss and realized gain on investments after taxes for the year ended December 31, 1997 was a loss of $(401,649) as compared to a gain of $639,874 in 1996. The Registrant's net realized loss for 1997 can be attributed to many factors including the mix of higher expenses and lower revenue and realized gain on the sale of investments.

     At December 31, 1997, unrealized appreciation of investments decreased $5,773,305 as compared to a decrease of $8,535,628 at December 31, 1996. The decreases in the value of the Registrant's investments over the past two years is mainly attributable to the roughly 50% decrease in the market values of the Registrant's two largest investees, RDM and IntraNet in 1996, as well as the bankruptcy of RDM during 1997 [see Part 1. Item 1(a) Business Development]. As there is no way to predict the future value of the Registrant's investment portfolio, the Registrant cannot predict future changes in the unrealized value of its investments, however, the Registrant is encouraged by recent developments with respect to IntraNet and added a new investee, VP Sports, during 1997 which the Registrant believes will enhance its portfolio in 1998. The net decrease in net assets resulting from operations was $3,923,367 for 1997 as compared to a decrease of $4,566,858 for 1996.

     In 1987 the Registrant began concentrating on investments in more mature investee companies. Due to this change, the Registrant's net asset value and cash flows have fluctuated as a result of the market fluctuations of its largest investees. The Registrant must increase the number of its investments in order to reduce its susceptibility to the operating performance and market fluctuations of its investee companies that have occurred over the past few years. During the past several years, the Registrant had been concentrating its efforts on assisting its existing portfolio companies and therefore had not made any major new investments. During 1997, the Registrant added a major new investee company, VP Sports, and anticipates adding another new investee in 1998. Until such time as more of these mature investments are added, the

Registrant will continue to be susceptible to market fluctuations as long as it continues to operate as a BDC.

     In July of 1984, the Registrant elected to become a BDC. Utilizing the "at value" method of evaluating fair value as described in "Valuation - Policy Guidelines", the Registrant's assets as of December 31, 1997 were $5,038,425 with a net asset value of $3,539,9166. Comparatively, as of December 31, 1996, the Registrant's assets were valued at $10,478,003 and it had net assets of $7,260,783.

     At a special meeting of stockholders held on April 3, 1998, the Registrant's stockholders approved a proposal authorizing the Registrant to change the nature of its business and withdraw its election as a BDC under the Investment Company Act. The Registrant's Board of Directors has adopted a plan which began with stockholder approval for the Registrant to withdraw as a BDC, with the intent of becoming an operating company. The Registrant is actively pursuing business opportunities to acquire or otherwise purchase an ongoing business or, in the alternative, target an appropriate merger candidate. The Registrant has not reached a level in its discussions which would lead it to believe that any particular acquisition, purchase or merger is likely to occur with any of the opportunities it has pursued to date; however, based on the types of discussions held so far, the Registrant believes that a transaction of this nature could be completed within six to twelve months following stockholder approval of the proposal. Further, the Board believes that with the flexibility and authority to withdraw as a BDC prior to entering into any definitive acquisition or merger agreement, the Registrant has increased its ability to attract interested businesses which it may acquire or consider merging with.

     The Registrant does not intend to file its election to withdraw as a BDC with the Securities and Exchange Commission until such time as it is relatively certain that it will qualify as an operating business rather than as an investment company. A voluntary election to withdraw as a BDC becomes effective upon filing with the Securities and Exchange Commission unless a later date is specified in the election form. The Board of Directors has opted for this approach because it believes that if it does not qualify as an operating company within a short period of time after the Registrant withdraws its election as a BDC, the Registrant could possibly be considered an unregistered investment company which is not in compliance with the Investment Company Act. The Registrant will continue to conduct business as a BDC until such time as the election to withdraw becomes effective. [See Part I. Item 1(a) Business Development]

     LIQUIDITY AND CAPITAL RESOURCES. Of the Registrant's current liabilities of $1,498,509 at December 31, 1997, the Registrant had no amounts due to banks. This compares to total liabilities of $3,217,220, deferred income taxes of $2,274,650 and other liabilities of $942,500 at December 31, 1996. The Registrant is not obligated to discharge a significant portion of its current liabilities in the near future; however, the Registrant intends to extinguish these liabilities to make other investments as cash flow permits.

     In connection with its investments, the Registrant is required, from time to time, to make loans to its investees in order to protect its investments. As a result of these loans as well as other notes receivable, the Registrant carried notes receivable of $418,210 and $20,250 at years ended December 31, 1997 and 1996, respectively. The majority of the increase in notes receivable at year end 1997 as compared to 1996 is the result of the Registrant covering portions of expenses and start-up costs for two new investees during the latter part of the year. As these companies complete mergers or acquisitions, or raise capital through private or public offerings, these notes may be repaid or otherwise extinguished although no assurance can be given at this time that such repayments will take place.

     The Registrant's cash position decreased by $44,608 at December 31, 1997 as compared to an decrease of $122,957 at December 31, 1996. Net cash used by operating activities was $672,835 for 1997 as compared to $14,175 used in 1996. No one use of cash used in operating activities accounted for the change from 1996 to 1997; however, the Registrant discharged significant amount of cash for the purchase of a note receivable from IntraNet as described more fully above as well as transferred cash to an escrow account [See Part I. Item 3. Legal Proceedings]. Cash flows from investing activities used $1,872 for the purchase of fixed assets in 1997 compared to $19,591 in 1996 due to the purchase of a new company vehicle. Cash flows from financing activities provided $630,099 as compared to $89,191 used during 1996. The cash provided by financing activities in 1997 was derived from a sale of the Registrant's common stock in a private placement offering as well as the receipt of cash through the issuance of notes payable to the Registrant's President and others. [See also Part III, Item 12. Certain Relationships and Related Transactions and Part IV, Item 13. Financial Statements].

     The Registrant's sources of income to defray operating overhead are derived from consulting fees, transaction fees gained from the Registrant assisting both existing and new investees in structuring and completing mergers, acquisitions or asset-based financing transactions, administrative fees through which the Registrant directly apportions a certain amounts of its operating overhead to investees as warranted to help defray operating costs, and sales of the Registrant's investments. During 1997 the Registrant's sources of income were sufficient to cover its operating overhead and it is anticipated this trend will continue during 1998.

     The Registrant's liquidity is affected primarily by the business success, securities prices and marketability of its investee companies and by the amount and timing of any new or incremental investments it makes. The Registrant believes that its present liquidity and capital resources are adequate to finance anticipated needs arising from or relating to its business in the 1998 year due to its increased ability to sell portions of its investee companies' stock positions as restrictions on their ability to be sold end. However, the Registrant has sold and anticipates that it will continue to offer limited private placements of the Registrant's common stock in order to increase its present liquidity. Although the Registrant's ability to liquidate portions of its portfolio companies have increased as the restrictions as to resale end, the Registrant generally is a long-term holder if its investments and therefore does not necessarily liquidate them upon the expiration of these restrictions. As the Registrant cannot forecast the types of large-scale sales which generate significant profits, the Registrant had not typically relied on sales of this large nature for its financing needs. However, as the Registrant expects lower transaction and consulting fees and therefore reduced revenue during 1998, sales of portfolio securities may be necessary for its financing needs.

     The Registrant's largest investee company is IntraNet, a publicly held company which provides document handling, storage and retrieval solutions to Fortune 1000 companies utilizing internet and intranet technologies. For the nine months ended December 31, 1997, the latest available date, IntraNet had total revenues of $14.6 million and a net loss of $4.0 million.

     On August 29, 1997 RDM Sports Group, Inc. ("RDM")filed Chapter 11 bankruptcy petitions for the company and all of its subsidiaries with the U.S. Bankruptcy Court for the Northern District of Georgia and ceased all operations. As part of the ongoing bankruptcy proceedings, certain of RDM's assets have been sold to pay creditors and no plan of reorganization has been filed to date. Following the initiation of this bankruptcy proceeding, the fair value of the Registrant's investment in RDM was substantially reduced so that at December 31, 1997, the Registrant had a cost basis of $1,239,497 in its investment in RDM with fair value of $6,231.

     As of December 31, 1997, the Registrant had made no other material commitments for capital expenditures or loans to investees however the Registrant may be required to make such expenditures or loans during 1998 the amount of which is unknown at this time. The Registrant expects that it will continue to sell certain of its investments, resulting in additional realized gains, during the remainder of the current year. At the discretion of the Board of Directors, the Registrant also may sell certain of its investments resulting in a realized loss in order to prevent further losses from occurring. The Registrant does not currently anticipate any extraordinary costs will be incurred as a result of year 2000 computer date conversions.


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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(a) Identification of Directors and Executive Officers
                                                                 Length of
Name                    Age       Offices held                   Service
----                    ---       ------------                   ---------
Henry Fong              62        President, Treasurer,          Since Inception
                                  Principal Executive,
                                  Financial and Accounting
                                  Officer and Director

Thomas B. Olson         32        Secretary                      Since 1988

Russell L. Casement     54        Director                       Since 1989

Aaron A. Grunfeld       51        Director                       Since 1991

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

     HENRY FONG. Mr. Fong has been the President, Treasurer and a director of the Registrant since inception. From 1987 to June 1997, Mr. Fong was chairman of the board and chief executive officer of RDM Sports Group, Inc. (f/k/a Roadmaster Industries, Inc.) a publicly-held investee of the Registrant and was its president and treasurer from 1987 to 1996. Subsequent to Mr. Fong's departure from RDM, the company filed on August 29, 1997 Chapter 11 bankruptcy petitions for the company and all of its subsidiaries with the U.S. Bankruptcy Court for the Northern District of Georgia. From July 1996 to October 1997, Mr. Fong was a director of IntraNet Solutions, Inc., a publicly-held investee company which provides internet/intranet solutions to Fortune 1000 companies and was the chairman of the board and treasurer of its predecessor company, MacGregor Sports and Fitness, Inc. from February 1991 until the two companies merged in July 1996. Since January 1993, Mr. Fong has been chairman of the board and Chief Executive Officer of California Pro Sports, Inc., a publicly-traded manufacturer and distributor of in-line skates, hockey equipment and related accessories. From 1959 to 1982 Mr. Fong served in various accounting, finance and budgeting positions with the Department of the Air Force. During the period from 1972 to 1981 he was assigned to senior supervisory positions at the Department of the Air Force headquarters in the Pentagon. In 1978, he was selected to participate in the Federal Executive Development Program and in

1981, he was appointed to the Senior Executive Service. In 1970 and 1971, he attended the Woodrow Wilson School, Princeton University and was a Princeton Fellow in Public Affairs. Mr. Fong received the Air Force Meritorious Civilian Service Award in 1982. Mr. Fong is a certified public accountant. In March 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in FINANCIAL WORLD magazine's corporate American "Dream Team."

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

     AARON A. GRUNFELD. Mr. Grunfeld has been a director of the Registrant since November 1991. Mr. Grunfeld has been engaged in the practice of law for the past 27 years and has been of counsel to the firm of Resch, Polster, Alpert, and Berger, LLP, Los Angeles, California since November 1995. From April 1990 to November 1995, Mr. Grunfeld was a member of the firm of Spensley Horn Jubas & Lubitz, Los Angeles, California. Mr. Grunfeld received an A.B. in Political Science from UCLA in 1968 and a J.D. from Columbia University in 1971. He is a member of the California Bar Association.

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


ITEM 10. EXECUTIVE COMPENSATION.

(a) General

     Henry Fong, the President of the Registrant and the only officer of the Registrant whose total compensation exceeded $100,000 for the fiscal year ended December 31, 1997, received an annual salary of $183,013. Additionally, Mr. Fong receives an annual bonus which equals 3% of the Registrant's total assets at year end which bonus equaled $151,153 for the year ended December 31, 1997.

     On April 1, 1992, the Registrant obtained a life insurance policy with retirement benefits for Mr. Fong which pays his beneficiary $2,600,000 in the event of Mr. Fong's death or provides for retirement benefits for Mr. Fong upon his retirement at or after age 65 utilizing the cash value of the policy at that time. This benefit is being provided to Mr. Fong in consideration of his fifteen years of service to the Registrant and in anticipation of his serving the Registrant until retirement. The Registrant has no other retirement or pension plan for Mr. Fong. The annual premium on this policy is $105,414 per year for
seven  years  until  March  30,  1999,  and  may  be  considered   other  future
compensation to Mr. Fong. For the year ended December 31, 1997, $105,414 was paid toward the policy and an additional $59,586 was paid to Mr. Fong for deferred income taxes on the policy. Concurrently, the Registrant obtained a Key-man Life Insurance policy which pays the Registrant $3,000,000 in the event of Mr. Fong's death. The Registrant paid $16,550 on this policy in 1997 which is not considered compensation to Mr. Fong.

(b) Summary Compensation Table

     The following table sets forth information regarding compensation paid to the officers of the Registrant during the years ended December 31, 1997, 1996 and 1995:

                           SUMMARY COMPENSATION TABLE

                                          Annual Compensation             ($$)Long-Term
                                  ------------------------------------     Compensation
                                                                              Awards
(a)                    (b)          (c)           (d)          (e)              (g)               (i)
                                                              Other                               All
Name &                                                       Annual                              Other
Principal                         Salary         Bonus    Compensation        Options        Compensation
Position              Year          ($)           ($)          ($)           & SARs(#)            ($)
--------              ----          ---           ---          ---           ---------            ---
Henry Fong            1997        183,013       151,153        -0-              -0-             165,000  <F1>
President,
Treasurer
Principal
Executive
Officer and
Accounting
Officer

Henry Fong            1996        183,013       314,328        -0-              -0-             165,000  <F1>

Henry Fong            1995        183,013       571,693        -0-              -0-             165,000  <F1>
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

(d) Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

(a)                         (b)                       (c)                       (d)                        (e)

                                                                             Number of
                                                                            Securities                  Value of
                                                                            Underlying                 Unexercised
                                                                            Unexercised               In-the-Money
                                                                           Options/SARs               Options/SARs
                          Shares                                           at FY-End (#)              at FY-End (#)
                        Acquired on                  Value                 Exercisable/               Exercisable/
Name                   Exercise (#)              Realized ($)              Unexercisable              Unexercisable
----                   ------------              ------------              -------------              -------------
Henry Fong                  -0-                       -0-                   206,545/-0-              $(451,818)/-0-


(e) Long Term Incentive Plans - - Awards in Last Fiscal Year.

     The Registrant has no long term incentive plans, and consequently has made no such awards.

(f) Compensation of Directors

     (1) Standard Arrangements

     Each independent member of the Registrant's Board of Directors, Messrs. Russell L. Casement and Aaron A. Grunfeld, receive $10,000 per year payable monthly and $500 for each Board of Director's meeting attended either in person or by telephone. For the year ended December 31, 1997, Messrs. Casement and Grunfeld each received a total of $12,500. Members of the Board of Directors also receive reimbursement for expenses incurred in attending board meetings.

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

(h) Report on Repricing of Options/SARs

     Not applicable

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) (b) Security Ownership of Certain Beneficial Owners and Security Ownership of Management.

     The following table contains information at April 9, 1998, as to the beneficial ownership of shares of the Registrant's Common Stock by each person who, to the knowledge of the Registrant at that date, was the beneficial owner of five percent or more of the outstanding shares of the class, each person who is a director or executive officer of the Registrant and all persons as a group who are executive officers and directors of the Registrant and as to the percentage of outstanding shares so held by them at April 9, 1998.

Name and address                       Amount and Nature of
of beneficial owner                  Beneficial Ownership (1)   Percent of Class
-------------------                  ------------------------   ----------------

Henry Fong                                 896,329 (2)(3)              22.4%
7315 East Peakview Avenue
Englewood, Colorado 80111

Wayne W. Mills                             300,000                      7.9%
5020 Blake Road South
Edina, Minnesota 55436

Russell L. Casement                         75,000 (5)                  2.0%
1355 S. Colorado Blvd., Suite 320
Denver, Colorado 80222

Aaron A. Grunfeld                           60,800 (5)                  1.6%
10390 Santa Monica Blvd, Fourth Floor
Los Angeles, California 90025

All officers and directors               1,037,129 (2)(3)(6)           25.3%
as a group (four persons)                            (7)
----------

(1)  The beneficial owners exercise sole voting and investment power.

(2) Includes 206,545 shares underlying options granted under the Registrant's 1993 Stock Option Plan.

(3) Includes 579,534 shares owned by a partnership in which Mr. Fong is a general partner.

(4) Based upon a Schedule 13D filed with the Securities and Exchange Commission on September 30, 1993.

(5) Includes 50,000 shares underlying options granted under the Registrant's 1993 Stock Option Plan for Non-Employee Directors. [See also Item 10.(f)(2) "Other Arrangements"]

(6) Includes 100,000 shares underlying options granted under the Registrant's 1993 Stock Option Plan for Non-Employee Directors.

(7) Includes 5,000 shares underlying options granted under the Registrant's 1993 Stock Option Plan.

     At the Company's Annual Meeting of Stockholders held on December 30, 1997, a person who attended the meeting stated that one of his relatives, whom he was representing at the meeting, owns approximately 1,200,000 shares or approximately 30% of the outstanding shares of Common Stock of the Company. The Company has never received any Schedule 13D or amendment thereto directly from any person reporting ownership of 30% of the Company's common stock, nor was the Company able to locate any filing to this effect made with the Securities and Exchange Commission.

(c) Changes in Control.

     The Registrant does not know of any arrangements, the operation of which may, at a subsequent date, result in a change in control of the Registrant.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a) Transactions with Management and Others.

     The Registrant currently leases approximately 1,800 square feet of office space in Greenwood Executive Park, 6400 South Quebec, Englewood, Colorado from a partnership in which its President and his wife are sole partners, on terms comparable to the existing market for similar facilities.

     During the year ended December 1, 1997, the Registrant's President loaned the Registrant a total of $531,000. Of this amount, $353,401 was repaid leaving a principal balance due at December 31, 1997 of $177,599 plus accrued interest. These uncollateralized loans are all due on demand and bear interest at 8% per annum. All of the remaining balance was repaid during the first quarter of 1998. In addition, a related entity loaned the Registrant $100,000 in August 1997. This loan bears interest at 12% per annum, is due on demand and is collateralized by 25,000 shares of the Registrant's investment in an investee company's common stock.

     Effective October 29, 1997, the Registrant entered into an agreement with an investee company, IntraNet Solutions, Inc. ("IntraNet"). Because the Registrant had entered into a prior indemnification agreement with IntraNet in July 1996, it agreed to purchase a certain note receivable in the amount of $564,755 which IntraNet had from an RDM subsidiary, Hutch Sports USA ("Hutch"). Hutch had filed bankruptcy on August 29, 1997. The Registrant paid $414,755 of the purchase amount to IntraNet on October 29, 1997. The balance of $150,000 was due on demand but no later than December 31, 1997 carried an interest rate of 8.75% per annum, was secured by an officer's pledging of a common stock purchase warrant relating to 62,550 shares of IntraNet and was also personally guaranteed by the Registrant's President. This note was repaid on January 23, 1998. Furthermore, the Registrant's President agreed to resign from the Board of IntraNet, both IntraNet and the Registrant agreed to terminate effective October 29, 1997 the indemnification agreement under which the Registrant's maximum exposure was $2,000,000, and agreed to mutually release each other from any claims relating to this agreement and certain other items.

     The Registrant has placed members of its Board and its officers on the boards of directors of certain investee companies and other companies in which it has obtained an equity interest or to which it has made loans or guarantees. In most instances, the board representation was subsequent to these acquisitions, loans or guarantees. The Registrant may be considered to be in control of certain of its investee companies.

(b) Information which May be Excluded

     Not applicable

(c) Parents of Registrant

     Not applicable

(d) Transactions with Promoters

     Not applicable

                                     PART IV


ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report immediately following the signature page.

1. Financial Statements and Supplementary Data.
                                                                         Page
                                                                         ----
    Report of Independent Certified Public Accountants...........        F-1
    Statements of Assets and Liabilities  at
     December 31, 1997, and 1996..................................       F-3
    Schedule of Investments at December 31, 1997
     and December 31, 1996........................................       F-5
    Statements of Changes in Stockholders' Equity for the
     Years Ended December 31, 1997 and 1996.......................       F-11
    Statements of Operations for the Years Ended
     December 31, 1997 and 1996...................................       F-13
    Statements of Cash Flows for the Years Ended
     December 31, 1997 and 1996...................................       F-15
    Notes to Financial Statements.................................       F-17

2. Financial Statements Schedules.

    Schedule II - Valuation and Qualifying Accounts and Reserves..       S-1

3. Exhibits.

    3.1  Articles of  Incorporation (1)
    3.2  Bylaws (1)
    10.5 1993 Stock Option Plan (2)
    10.6 1993 Stock Option Plan for Non-Employee Directors (2)
    10.7 Custody Agreement between Colorado National Bank
          and the Registrant (2)
----------

(1) Incorporated by reference from the like numbered exhibits filed with the Registrant's Registration Statement on Form S-18, No. 2-82104-D effective April 11, 1983.

(2) Incorporated by reference form the like numbered exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 15, 1998
       --------------

                                       EQUITEX, INC.
                                       (Registrant)


                                       By  /S/ HENRY FONG
                                           -------------------------
                                           Henry Fong, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Date:  April 15, 1998                  /S/ HENRY FONG
       --------------                  -----------------------------
                                       Henry Fong, President,
                                       Treasurer and Director
                                       (Principal Executive, Financial,
                                       and Accounting Officer)





Date:  April 15, 1998                  /S/ RUSSELL L. CASEMENT
       --------------                  -----------------------------
                                       Russell L. Casement, Director





Date:  April 15, 1998                  /S/ AARON A. GRUNFELD
       --------------                  -----------------------------
                                       Aaron A. Grunfeld, Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Equitex, Inc.

We have audited the accompanying statements of assets and liabilities and schedule of investments of Equitex, Inc. as of December 31, 1997 and 1996 and the related statements of changes in stockholders' equity, operations and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 1997 and 1996 financial statements referred to above present fairly, in all material respects, the financial position of Equitex, Inc. at December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As explained more fully in Note 1b., the financial statements at December 31, 1997 and 1996 include securities and receivables, valued at $1,468,214 (41.5% of net assets) and $483,130 (6.7% of net assets), respectively, whose values have been estimated by the Board of Directors in the absence of readily attainable market values. We have reviewed the procedures used by the Board of Directors in arriving at its estimate of value of such securities and receivables and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation of restricted securities and receivables, those estimated values may differ significantly from the values that would have been used had a ready market for the restricted securities and receivables existed, and had the precise recoverability of the receivables been determinable; and the differences could be material.

                                                                     (Continued)

Report of Independent Certified Public Accountants
Page Two


Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule on S-1 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the 1997 and 1996 financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                       Davis & Co., CPAs, P.C.
                                       Certified Public Accountants

Englewood, Colorado
March 27, 1998

                                  EQUITEX, INC.
                      Statements of Assets and Liabilities

                                                            DECEMBER 31,
                                                         1997           1996
                                                         ----           ----
ASSETS

Investments, at fair value:

 Securities (cost of $3,568,045 and
   $3,767,309 in 1997 and 1996, respectively) ....   $ 4,165,993    $10,138,562
 Notes receivable, net of allowance
   for uncollectible accounts of $40,293 and
   $100 in 1997 and 1996, respectively ...........       418,210         20,250
 Accrued interest receivable, net of
   allowance for uncollectible interest
   of $35 ........................................         5,701          1,902
 Trade receivables, net of allowance
   for uncollectible accounts of $53,742
   and $2,943 in 1997 and 1996, respectively .....       110,954         39,623
                                                     -----------    -----------
                                                       4,700,858     10,200,337

Cash .............................................         9,187         53,795

Accounts receivable - brokers ....................        73,741          4,766

Contract deposit receivable, net of
   allowance for uncollectibility of $150,000 ....       150,000           --

Income taxes refundable ..........................         2,150        166,609

Furniture and equipment, net of
   accumulated depreciation of $117,750
   and $106,362 in 1997 and 1996, respectively ...        29,204         38,720

Deferred income tax benefit ......................        63,180           --

Other ............................................        10,105         13,776
                                                     -----------    -----------
                                                     $ 5,038,425    $10,478,003
                                                     ===========    ===========

The accompanying notes are a part of this statement.                 (Continued)

      b
                                  EQUITEX, INC.
                      Statements of Assets and Liabilities

                                                            DECEMBER 31,
                                                         1997           1996
                                                         ----           ----
LIABILITIES AND NET ASSETS

Liabilities
   Notes payable - officer .......................   $   177,599    $      --
   Notes payable - others ........................       250,000           --
   Accounts payable and other
     accrued liabilities .........................       121,349         55,441
   Accounts payable to brokers ...................       650,302        739,023
   Accrued bonus to officer ......................       299,259        148,106
   Deferred income taxes .........................          --        2,274,650
                                                     -----------    -----------
                                                       1,498,509      3,217,220
Commitments and contingencies (Notes 4, 7, 8 and 9)

Net Assets
   Preferred stock, par value $.01;
     2,000,000 shares authorized; no
     shares issued
   Common stock,  par value $.02;
     7,500,000  shares  authorized; 3,494,465
     and 3,224,465 shares issued;
     3,461,115 and 3,191,115 shares
     outstanding in 1997 and 1996,
     respectively ................................        69,889         64,489
   Additional paid-in capital ....................     4,644,275      4,447,175

   Retained earnings
     Accumulated deficit prior to
       becoming a BDC ............................      (118,874)      (118,874)
     Accumulated net investment loss .............   (13,431,269)   (12,025,669)
     Accumulated net realized gains from
       sales and permanent write-downs
       of investments ............................    12,125,185     11,121,234
     Unrealized net gains on investments
       (net of deferred income taxes of
       $233,201 and $2,484,788 in 1997
       and 1996, respectively) ...................       364,747      3,886,465
   Less: treasury stock at cost
       (33,350 shares) ...........................      (114,037)      (114,037)
                                                     -----------    -----------
                                                       3,539,916      7,260,783
                                                     -----------    -----------
                                                     $ 5,038,425    $10,478,003
                                                     ===========    ===========

The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                             Schedule of Investments
                                December 31, 1997

                                                   NUMBER              COST
                                                     OF               AND/OR         FAIR
COMPANY                                         SHARES OWNED          EQUITY         VALUE
-------                                         ------------          ------         -----
CONTROLLED COMPANIES
COMMON STOCKS - PRIVATE
  MARKET METHOD OF VALUATION (a)(e)
VP Sports, Inc. ..........................
  Entity formed to seek-out
  acquisitions in the sports
  and health products industries .........        2,000,000       $    250,000   $  1,000,000

AFFILIATED COMPANIES
COMMON STOCKS - PUBLIC MARKET
  METHOD OF VALUATION (c)(e)
IntraNet Solutions, Inc. (formerly
  MacGregor Sports & Fitness, Inc.)
  Document management services,
    web-based internet software,
    electronic document management
    and demand printing ..................          473,250          1,410,776      2,498,529

RDM Sports Group (formerly
  Roadmaster Industries, Inc.)
  Manufacturer of fitness
  equipment and juvenile products ........        4,979,437          1,088,815          4,481

OTHER - PUBLIC MARKET METHOD
  OF VALUATION
RDM Sports Group                             8% Convertible
  Manufacturer of fitness                      Subordinated
  equipment and juvenile products ........       Debentures            150,682          1,750
                                                                  ------------   ------------

   Sub-Total
   CONTROLLED AND AFFILIATED COMPANIES ...                           2,900,273      3,504,760
                                                                  ------------   ------------

UNAFFILIATED COMPANIES
COMMON STOCKS - PUBLIC MARKET
  METHOD OF VALUATION
IVI Publishing
  Publishing technology ..................           25,000            116,881         64,063
Racotek
  Medical technology .....................           75,000            377,391        110,156
NevStar Gaming Corporation
  Gaming development .....................            7,000             38,500         18,750

The accompanying notes are a part of this statement.                 (Continued)

                                  EQUITEX, INC.
                        Schedule of Investments (Page 2)
                                December 31, 1997

                                                   NUMBER              COST
                                                     OF               AND/OR         FAIR
COMPANY                                         SHARES OWNED          EQUITY         VALUE
-------                                         ------------          ------         -----
COMMON STOCKS - PRIVATE MARKET
  METHOD OF VALUATION (a)(e)

All Systems Go
  Software development ...................           20,000(b)          25,000         25,000

Ocean Power Technology
  Alternative energy
  research and development ...............           35,714(b)          40,000         98,214
                                                    100,000               --          275,000
Gain, Inc. ...............................
  Male vascular devices ..................           20,000(b)          50,000         50,000

Juice Island
  Health food stores .....................           10,000(b)          20,000         20,000

WARRANTS (f)(e)
Nationsmart
  Consumer services ......................           10,000               --               50

Juice Island
  Health food stores .....................            2,500               --             --
                                            ---------------       ------------   ------------

  Sub-total
  UNAFFILIATED COMPANIES .................                             667,772        661,233
                                                                  ------------   ------------

  Total
  ALL COMPANIES ..........................                        $  3,568,045   $  4,165,993
                                                                  ============   ============

The accompanying notes are a part of this statement.                 (Continued)

                                  EQUITEX, INC.
                        Schedule of Investments (Page 3)
                                December 31, 1997

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

                                  EQUITEX, INC.
                             Schedule of Investments
                                December 31, 1996

                                                   NUMBER              COST
                                                     OF               AND/OR         FAIR
COMPANY                                         SHARES OWNED          EQUITY         VALUE
-------                                         ------------          ------         -----
AFFILIATED COMPANIES
COMMON STOCKS - PUBLIC MARKET
   METHOD OF VALUATION (c)(e)
IntraNet Solutions, Inc. (formerly
  MacGregor Sports & Fitness, Inc.)
  Document management services,
    web-based internet software,
    electronic document management
    and demand printing ..................          645,085       $  1,417,610   $  3,193,171

RDM Sports Group (formerly
  Roadmaster Industries, Inc.)
  Manufacturer of fitness
  equipment and juvenile products ........        5,142,037          1,149,559      5,789,367

OTHER - PUBLIC MARKET METHOD
  OF VALUATION
RDM Sports Group                             8% Convertible
  Manufacturer of fitness                      Subordinated
  equipment and juvenile products ........       Debentures            150,682        130,375
                                                                  ------------   ------------

   Sub-Total
   AFFILIATED COMPANIES ..................                           2,717,851      9,112,913
                                                                  ------------   ------------

UNAFFILIATED COMPANIES
COMMON STOCKS - PUBLIC MARKET
  METHOD OF VALUATION
Diametrics Medical
  Medical equipment ......................           10,000             76,883         42,500
Cambridge Holdings
  Real estate - commercial ...............           87,209             34,000         54,506
IVI Publishing
  Publishing technology ..................           30,000            171,258         93,750
Meditech Pharmaceuticals, Inc.
  Antiviral products .....................          500,000             40,000         13,750
Meteor Industries
  Petroleum distributor ..................            5,120             19,502         25,920
Racotek
  Medical technology .....................           50,000            317,387        212,500
Audio King
  Consumer electronics ...................           12,000             31,543         13,500

The accompanying notes are a part of this statement.                 (Continued)

                                  EQUITEX, INC.
                        Schedule of Investments (Page 2)
                                December 31, 1996

                                                   NUMBER              COST
                                                     OF               AND/OR         FAIR
COMPANY                                         SHARES OWNED          EQUITY         VALUE
-------                                         ------------          ------         -----
UNAFFILIATED COMPANIES (CONTINUED)
COMMON STOCKS - PUBLIC MARKET
   METHOD OF VALUATION
Frontier Airlines
  Commercial air carrier .................           10,000             92,520         32,500
LaMan Corporation
  Manufacturer - decontamination
  devices ................................           29,400             61,265         36,750
Las Vegas Discount Golf
  and Tennis
  Sporting goods retailer ................           30,000             31,600         27,188

COMMON STOCKS - PRIVATE MARKET
  METHOD OF VALUATION (a)(e)
All Systems Go
  Software development ...................           20,000(b)          25,000         25,000
NevStar Gaming Corporation                    10,000 Series
  Gaming development .....................      A preferred             38,500         38,500
Ocean Power Technology
  Alternative energy
  research and development ...............           35,714(b)          40,000         89,285
                                                    100,000               --          250,000
Gain, Inc.
  Male vascular devices ..................           20,000(b)          50,000         50,000
Juice Island
  Health food stores .....................           10,000(b)          20,000         20,000

WARRANTS (f)(e)
Juice Island
  Health food stores .....................            2,500               --             --
                                            ---------------       ------------   ------------

  Sub-total
  UNAFFILIATED COMPANIES .................                           1,049,458      1,025,649
                                                                  ------------   ------------
  Total
  ALL COMPANIES ..........................                        $  3,767,309   $ 10,138,562
                                                                  ============   ============

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

                                  EQUITEX, INC.
                  Statements of Changes in Stockholders' Equity
                 For the Years Ended December 31, 1997 and 1996

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

Net investment (loss)

Net realized gain on
  investments

Unrealized gain (loss)
  on investments

Balance at Dec. 31,      ----------    ----------   ----------    ----------   ----------
  1996 ...............    3,224,465        64,489     (114,037)    4,447,175     (118,874)

Common stock sold to
  officer/director at
  $.75 per share .....      270,000         5,400                    197,100

Net investment (loss)

Net realized gain on
  investments

Unrealized gain (loss)
  on investments

Balance at Dec. 31,      ----------    ----------   ----------    ----------   ----------
  1997 ...............    3,494,465    $   69,889   $ (114,037)   $4,644,275   $ (118,874)
                         ==========    ==========   ==========    ==========   ==========

The accompanying notes are a part of this statement.                 (Continued)

                                  EQUITEX, INC.
                  Statements of Changes in Stockholders' Equity
                 For the Years Ended December 31, 1997 and 1996
                                    (Page 2)

                                               ACCUM.
                                              REALIZED         ACCUM.
                               ACCUM.         NET GAINS        UNREA-        TOTAL
                                NET           FROM SALES      LIZED NET      STOCK-
                               INVEST.        OF INVEST-      APPREC. ON    HOLDERS'
                                LOSS           MENTS         INVESTMENTS     EQUITY
                               -------        ----------     -----------    ---------
Balance at Dec. 31, 1995    (11,439,353)      9,895,044       9,093,197     11,916,832

1 for 2 reverse
  stock split in
  January 1996 .........                                                          --

Purchases of treasury
  stock in July and
  August 1996 ..........                                                       (89,191)

Net investment (loss) ..       (586,316)                                      (586,316)

Net realized
  gain on
  investments ..........                      1,226,190                      1,226,190

Unrealized gain (loss)
  on investments .......                                     (5,206,732)    (5,206,732)
                           ------------    ------------    ------------   ------------
Balance at Dec. 31, 1996    (12,025,669)     11,121,234       3,886,465      7,260,783

Common stock sold to
  officer/director at
  $.75 per share .......                                                       202,500

Net investment (loss) ..     (1,405,600)                                    (1,405,600)

Net realized gain
  on investments .......                      1,003,951                      1,003,951

Unrealized gain (loss)
  on investments .......                                     (3,521,718)    (3,521,718)
                           ------------    ------------    ------------   ------------
Balance at Dec. 31, 1997   $(13,431,269)   $ 12,125,185    $    364,747   $  3,539,916
                           ============    ============    ============   ============

The accompanying notes are a part of this statement.

                                  EQUITEX, INC
                            Statements of Operations

                                                          FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                                          1997           1996
                                                          ----           ----
Revenues
  Interest and dividends .........................   $    34,784    $   268,859
  Consulting and transaction fees ................       250,000        281,500
  Administrative fees ............................        26,495         62,198
  Miscellaneous ..................................        67,112         20,208
                                                     -----------    -----------
                                                         378,391        632,765
Expenses
  Salaries and consulting fees ...................       300,164        315,473
  Officers' bonus ................................       151,153        314,328
  Office rent ....................................        38,575         30,000
  Advertising and promotion ......................         2,951          4,084
  Loss on indemnity agreement ....................       509,054           --
  Other general and administrative ...............       259,763        208,527
  Interest .......................................        87,005         75,670
  Bad debt expense ...............................       240,991        (17,987)
  Depreciation and amortization ..................        11,388         10,246
  Employee benefits ..............................       212,882        212,569
                                                     -----------    -----------
                                                       1,813,926      1,152,910
                                                     -----------    -----------
Net investment (loss) ............................    (1,435,535)      (520,145)
                                                     -----------    -----------
Net realized gain on investments and
  net unrealized gain on investments:

  Proceeds from sales of investments .............     1,508,629      2,876,744

  Less: cost of investments sold .................       504,678      1,650,554
                                                     -----------    -----------

    Realized gain from sales of investments ......     1,003,951      1,226,190

  Permanent write-down of investments ............         (--)           (--)
                                                     -----------    -----------
    Realized gain on investments before
       income taxes ..............................     1,003,951      1,226,190
                                                     -----------    -----------
    Net investment (loss) and realized gain
       on investments before income taxes ........      (431,584)       706,045

  Less: income taxes (provision) benefit
    Current ......................................       (56,307)       (35,406)
    Deferred .....................................        86,242        (66,171)
                                                     -----------    -----------
                                                          29,935       (101,577)
    Income tax benefit of
       NOL carryforward ..........................          --           35,406
                                                     -----------    -----------
                                                          29,935        (66,171)

The accompanying notes are a part of this statement.                 (Continued)

                                  EQUITEX, INC
                        Statements of Operations (Page 2)

                                                          FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                                          1997           1996
                                                          ----           ----
Net investment (loss) and realized gain
  on investments after income taxes ..............      (401,649)       639,874

(Decrease) in unrealized
   appreciation of investments ...................    (5,773,305)    (8,535,628)
Less income tax benefit applicable
   to (decrease) in unrealized
   appreciation of investments
      Deferred ...................................     2,251,587      3,328,896
                                                     -----------    -----------
                                                      (3,521,718)    (5,206,732)
                                                     -----------    -----------

Net (decrease) in net assets
   resulting from operations .....................   $(3,923,367)   $(4,566,858)
                                                     ===========    ===========

(Decrease) in net assets per
   share - primary ...............................   $     (1.25)   $     (1.42)
                                                     ===========    ===========
Weighted average number of common shares .........     3,192,600      3,214,708
                                                     ===========    ===========


The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                            Statements of Cash Flows

                                                          FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                                          1997           1996
                                                          ----           ----
Cash flows from operating activities:
  Net change in net assets .......................   $(3,923,367)   $(4,566,858)
    Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization ..............        11,388         10,246
      Provision for bad debts on notes
        receivable ...............................        40,193        116,241
      Realized (gain) on sale of investments .....    (1,003,951)    (1,226,190)
      Unrealized loss on investments .............     5,773,305      8,535,628
      Donation of stock of investee company ......         4,136           --
Proceeds from sales of investments ...............     1,508,629      2,876,744
Purchases of investments .........................      (309,551)    (1,956,805)
Issuance of notes receivable .....................      (458,402)       (30,000)
Collections of notes receivable ..................        20,250         20,370
Changes in assets and liabilities:
  (Increase) decrease in interest receivable .....        (3,799)       118,129
  (Increase) in accounts receivable-broker .......       (68,975)        (3,848)
  (Increase) decrease in other assets ............         3,671         (4,243)
  (Increase) decrease in trade receivables .......       (71,331)        18,817
  (Increase) in contract deposit receivable ......      (150,000)          --
  Decrease in income taxes refundable ............       164,459           --

  Increase (decrease) in accounts payable
    and other accrued liabilities ................        65,908       (165,187)
  (Decrease) increase in accounts
    payable to brokers ...........................       (88,721)      (150,818)
  (Decrease) in deferred income taxes ............    (2,337,830)    (3,224,128)
  Increase (decrease) in amounts due
    to officer ...................................       151,153       (382,273)
                                                     -----------    -----------

  Net cash (used) by operating
    activities ...................................      (672,835)       (14,175)

Cash flows from investing activities:
  Purchase of fixed assets .......................        (1,872)       (33,091)
  Proceeds from sale of fixed assets .............          --           13,500
                                                     -----------    -----------

Net cash (used) by investing activities ..........        (1,872)       (19,591)


The accompanying notes are a part of this statement.                 (Continued)

                                  EQUITEX, INC.
                        Statements of Cash Flows (Page 2)

                                                          FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                                          1997           1996
                                                          ----           ----
Cash flows from financing activities:
  Sale of common stock to officer/director .......   $   202,500    $      --
  Common stock re-purchased for cash .............          --          (89,191)
  Issuance of notes payable - officer ............       531,000           --
  Issuance of notes payable - other ..............       250,000           --
  Repayment of notes payable - officer ...........      (353,401)          --
                                                     -----------    -----------
  Net cash provided (used) by financing
    activities ...................................       630,099        (89,191)

(Decrease) in cash ...............................       (44,608)      (122,957)


Cash, beginning of period ........................        53,795        176,752
                                                     -----------    -----------
Cash, end of period ..............................   $     9,187    $    53,795
                                                     ===========    ===========


Supplemental disclosures of cash flow information:
    Interest paid ................................   $    79,305    $    17,526
                                                     ===========    ===========

    Interest received ............................   $    30,985    $    72,616
                                                     ===========    ===========

    Income taxes paid (refunded) .................   $  (116,496)   $     1,402
                                                     ===========    ===========

Non-cash financing activities:
  Conversion of notes receivable
  into investment in common stock ................   $      --      $   252,020
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

price on the last day of the year. If the security is restricted as to resale or has significant escrow provisions or other significant restrictions, appropriate adjustments are determined in good faith by the Board of Directors taking into consideration such factors as available financial information of the investee, the nature and duration of restrictions on the ultimate disposition of securities, and other factors which influence the market in which a security is purchased and sold.

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

                                  EQUITEX, INC.
                        Notes to the Financial Statements

Note 1:  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

h.   CAPITAL STRUCTURE

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"), which requires all companies to disclose all relevant information regarding their capital structure. SFAS No. 129 presentation is required for reporting periods ending after December 15, 1997. Based on the capital structure disclosures presented in the accompanying consolidated financial statements and notes thereto, the Company does not believe that any additional disclosures are required as a result of adopting this pronouncement.

i.   SEGMENT REPORTING

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 9131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The disclosures required by SFAS No. 131 are effective for all fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 131 in 1997. For both years ended December 31, 1996 and 1997, there is no impact on the financial statements or disclosures.

j.   COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for the reporting of comprehensive income. This pronouncement requires that all items recognized under accounting standards as components of comprehensive income, as defined in the pronouncement, be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The financial statement presentation required under SFAS No. 130 is effective for all fiscal years beginning after December 15, 1997. The Company has not adopted SFAS No. 130 in 1997 but will do so in 1998.

k.   STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), was issued in October 1995 by the Financial Accounting Standards Board. SFAS No. 123 provides an alternative method of accounting for stock-based compensation arrangements, based on fair value of the stock-based compensation utilizing various assumptions regarding the underlying attributes of the options and stock. The Company adopted SFAS No. 123 effective January 1, 1996 for any options and warrants issued to employees, directors, or consultants. For 1997 and 1996 no expense was required to be recorded under these provisions.

                                  EQUITEX, INC.
                        Notes to the Financial Statements

l.   INCOME TAXES

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

m.   RECLASSIFICATIONS

     Certain reclassifications have been made to the December 31, 1996 financial statements to conform to the December 31, 1997 presentation.

n.   NET ASSETS PER SHARE

     In accordance with the fair value accounting method used by regulated investment companies, net assets (total stockholders' equity) per share at December 31, 1997 and 1996 were as follows:

                                   NUMBER OF SHARES
    BASIS                        1997            1996          1997        1996
                                 ----            ----          ----        ----

    Primary ................   3,461,115       3,191,115       $1.03       $2.26
                               =========       =========       =====       =====

    Fully diluted ..........   3,772,660       3,502,660       $ .95       $2.06
                               =========       =========       =====       =====

Note 2:  DETAIL OF RECEIVABLES AND SOURCES OF REVENUE

a.   RECEIVABLES

     Receivables are from the following types of companies at December 31, 1997 and 1996, respectively.

                                       PORTFOLIO COMPANIES
                                                           LESS
                                                          THAN 5%
                              CONTROLLED   AFFILIATED      OWNED        TOTAL

1997
Notes receivable ...........   $ 401,928    $  56,575    $    --      $ 458,503
Interest receivable ........       3,917        1,819         --          5,736
Trade receivables ..........     123,283       41,413         --        164,696
Less: allowances for
  uncollectible receivables      (52,913)     (41,157)        --        (94,070)
                               ---------    ---------    ---------    ---------
                               $ 476,215    $  58,650    $    --      $ 534,865
                               =========    =========    =========    =========
1996
Notes receivable ...........   $    --      $  10,250    $  10,100    $  20,350
Interest receivable ........        --          1,557          380        1,937
Trade receivables ..........        --          5,881       36,685       42,566
Less:  allowances for
  uncollectible receivables         --         (2,943)        (135)      (3,078)
                               ---------    ---------    ---------    ---------
                               $    --      $  14,745    $  47,030    $  61,775
                               =========    =========    =========    =========

                                  EQUITEX, INC.
                        Notes to the Financial Statements

Note 2:  DETAIL OF RECEIVABLES AND SOURCES OF REVENUE (CONTINUED)

a.   RECEIVABLES (CONTINUED)

     Included in notes, interest, and accounts receivable above are amounts totaling $534,865 and $22,288 at December 31, 1997 and 1996, respectively, which have been valued at fair value and whose collectibility cannot be determined due to future events (such as the success of investees' public/private offerings), the outcome of which cannot be determined at this time.

b.   SOURCES OF REVENUES

     Sources of revenues are from the following types of companies for the year ended December 31, 1997 and 1996, respectively.

                                       PORTFOLIO COMPANIES

                              CONTROLLED    AFFILIATED     OTHER        TOTAL
1997
Interest and other
  income ...................   $   3,917    $  88,967    $   9,012    $ 101,896
Consulting/transaction
  fees .....................     250,000         --           --        250,000
Administrative fees ........        --         26,176          319       26,495
                               ---------    ---------    ---------    ---------
                               $ 253,917    $ 115,143    $   9,331    $ 378,391
                               =========    =========    =========    =========

1996
Interest and other
  income ...................   $    --      $ 226,786    $  62,281    $ 289,067
Administrative fees ........        --         61,960          238       62,198
Consulting/transaction
  fees .....................        --        281,500         --        281,500
                               ---------    ---------    ---------    ---------
                               $    --      $ 570,246    $  62,519    $ 632,765
                               =========    =========    =========    =========

     During 1997 two investee companies accounted for 67% and 22%, respectively, of the Company's total revenues of $378,391.

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

a.   INVESTMENT IN RDM SPORTS GROUP (FORMERLY ROADMASTER INDUSTRIES, INC.)

     On August 29, 1997, RDM Sports Group (RDM) and all of its operating subsidiaries filed concurrent Chapter 11 petitions with the U.S. Bankruptcy Court. As a result of this, the fair market value of this investee company dropped to almost zero as reflected in the Schedule of Investments, herein. The Company has also reserved 100% of its $7,093 trade receivable from RDM at December 31, 1997.

                                  EQUITEX, INC.
                        Notes to the Financial Statements

Note 3:  INVESTMENTS (CONTINUED)

a. INVESTMENT IN RDM SPORTS GROUP (FORMERLY ROADMASTER INDUSTRIES, INC.) (CONTINUED)

     During 1996 the Company purchased 36,600 shares of RDM on the open market and 75,000 (face value) of RDM's 8% subordinated debentures. During July of 1997 the Company sold 127,600 shares of RDM on the open market for cash proceeds of $126,366.

     During 1997 and 1996, the Company recorded administrative fees from RDM totaling $25,893 and $58,828, respectively.

b. INVESTMENT IN INTRANET SOLUTIONS, INC. (FORMERLY MACGREGOR SPORTS & FITNESS, INC.)

     On July 31, 1996, MacGregor Sports & Fitness, Inc. merged with Technical Publishing Solutions, Inc. (TPSI) through a tax-free exchange of common stock. As part of the merger agreement the Company agreed to indemnify the new entity up to a maximum limit of $2,000,000 against any subsequent claims relating to MacGregor (pre-merger). TPSI was formed in 1990 and provides integrated solutions to large corporations for the management and distribution of business critical information contained in documents using proprietary and standard internet technologies. After the merger the Company owned 8.6% of the combined entity, which was named IntraNet Solutions, Inc.

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

     Effective October 31, 1997, the Company entered into an agreement with IntraNet. Because the Company had entered into a prior indemnification agreement with IntraNet in July 1996, it agreed to purchase a certain note receivable in the amount of $564,755 which IntraNet had from an RDM subsidiary, Hutch Sports USA (Hutch). Hutch had filed bankruptcy on August 29, 1997 (see Note 3a. above). The Company paid $414,755 of the purchase amount to IntraNet during 1997. The balance of $150,000 is due on demand but no later than December 31, 1997. The note bears interest at 8.75% per annum, is secured by an officer's pledging of a common stock purchase warrant relating to 62,550 shares of IntraNet and is also

                                  EQUITEX, INC.
                        Notes to the Financial Statements

Note 3:  INVESTMENTS (CONTINUED)

b. INVESTMENT IN INTRANET SOLUTIONS, INC.(FORMERLY MACGREGOR SPORTS & FITNESS, INC.) (CONTINUED)

personally guaranteed by the Company's President. The note was repaid in full along with accrued interest on January 23, 1998 (see Note 10). Furthermore, the Company's President agreed to resign from the Board of IntraNet, both IntraNet and the Company agreed to terminate effective October 31, 1997 the indemnification agreement under which the Company's maximum exposure was $2,000,000, and agreed to mutually release each other from any claims relating to this agreement and certain other items.

     During 1997, the Company sold and/or forfeited 171,835 shares of IntraNet for $814,653 used to pay the above mentioned indemnity settlement and also raise working capital, resulting in an ownership position of 473,250 shares (or 5.7%) at December 31, 1997.

c.   INVESTMENT IN VP SPORTS, INC.

     In December of 1997, the Company received 2,000,000 shares (or 20%) of the common stock of VP Sports, Inc., a private company formed for the purpose of seeking out and acquiring an operating entity in the sporting goods/recreation industry. The stock was received in exchange for consulting services and an acquisition letter of intent valued at $250,000. The Company's president is also the President and a director of VP.

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

b.   TREASURY STOCK

     On October 21, 1992, the Board of Directors authorized the Company to repurchase up to 500,000 shares of its own common stock in the open market. During 1996 the Company purchased 26,500 shares of its common stock on the open market for $89,191.

                                  EQUITEX, INC.
                        Notes to the Financial Statements

Note 4:  COMMON STOCK (CONTINUED)

c.   REVERSE STOCK SPLIT

     The Company's stockholders approved a reverse stock split effective January 2, 1996 whereby each two shares of $.01 par value common stock were exchanged for one share of $.02 par value common stock. Information included herein has been adjusted to reflect this reverse split.

d.   SALE OF STOCK TO OFFICER

     During December of 1997, the Company's President purchased 270,000 shares of common stock at $.75 each.

Note 5:  INCOME TAXES

     The provision (benefit) for income taxes for the years ended December 31, 1997 and 1996, consists of the following:

                                                             December 31,
                                                          1997           1996
                                                          ----           ----
Current:
  Federal and state ..............................   $   (56,307)   $   (35,406)
  Benefit of net operating loss
   carryback/carryforward ........................          --           35,406
                                                     -----------    -----------
  Total current (provision) benefit ..............   $   (56,307)   $      --
                                                     ===========    ===========

Deferred:
  Accrued unpaid bonus ...........................   $   (48,930)   $   (52,038)
  Bad debt expense ...............................        93,948         (7,755)
  Other ..........................................        41,224         (6,378)
                                                     -----------    -----------
  Total deferred (provision) benefit .............   $    86,242    $   (66,171)
                                                     ===========    ===========

     Deferred taxes reflect the tax effects of differences between the amounts recorded as assets and liabilities for financial reporting purposes and the amounts recorded for income tax purposes. The tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

                                                             December 31,
                                                          1997           1996
                                                          ----           ----
Deferred tax assets:
Accrued items not currently deductible ...........   $   203,417    $   117,174
Excess "tax" basis on investment .................        92,964         92,964
                                                     -----------    -----------
Total deferred tax assets ........................       296,381        210,138
                                                     -----------    -----------

Deferred tax liabilities:
Tax on unrealized gain on investments ............      (233,201)    (2,484,788)
                                                     -----------    -----------
Total deferred tax liabilities ...................      (233,201)    (2,484,788)
                                                     -----------    -----------
Net deferred tax asset (liability) ...............   $    63,180    $(2,274,650)
                                                     ===========    ===========

     A significant portion of the deferred tax assets at December 31, 1997 are expected to be recovered through the carryback of amounts which will become deductible when paid.

                                  EQUITEX, INC.
                        Notes to the Financial Statements

Note 5:  INCOME TAXES (CONTINUED)

     Tax years prior to 1993 are "closed" to adjustments by the running of the statute of limitations. An agreement was finalized with the IRS Appeals Division during 1996 regarding the deductibility of certain expenses on the Company's 1992 federal income tax return. The additional taxes incurred relative to this agreement were not significant.

Note 6:  RELATED PARTY TRANSACTIONS

a.   OFFICE RENTAL

     The Company rents office space on a month-to-month basis for $2,500 per month from Beacon Investments, a partnership in which the Company's President and his wife are the sole partners.

b.   BONUSES TO OFFICERS

     In November, 1989 the Board of Directors adopted a bonus arrangement whereby the Company's President is entitled to an annual bonus equal to 3 percent of the Company's total assets as of each year end. All bonuses are paid out of the Company's cash flow. The unpaid portion of these bonuses, amounts totaling $299,259 and $148,106 have been accrued as a "Bonus to Officer" in the December 31, 1997 and 1996 balance sheets, respectively. During 1997 and 1996 the Company's Corporate Secretary received bonuses of $6,744 and $16,674, respectively.

c.   DIRECTORS' FEES

     During 1997 and 1996 the Company paid $12,500 to each of its two outside directors for their attendance at the meetings held in each year.

d.   NOTE PAYABLE TO OFFICER

     During 1997 the Company's President loaned the Company a total of $531,000 primarily for working capital needs. Of this amount $353,401 was repaid during the year leaving $177,599 unpaid at December 31, 1997. These uncollaterialized loans are all due on demand and bear interest at 8% per annum.

e.   NOTE PAYABLE TO RELATED ENTITY

     A related entity loaned the Company $100,000 in August 1997 pursuant to a note agreement, which is due on demand, pays interest at 12% per annum and is collateralized by 25,000 common shares of IntraNet Solutions.

Note 7:  CONTRACT DEPOSIT RECEIVABLE

     The Company is the plaintiff in an action whereby it is seeking to recover $300,000 deposited into escrow pending the receipt of documentation needed pursuant to a contractual agreement. The defendant never delivered the required documents. The deposit receivable has been recorded under "Contract Deposit Receivable", herein.

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

                                  EQUITEX, INC.
                          Notes to Financial Statements

Note 8:  OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK (CONTINUED)

     At December 31, 1997, the Company's primary concentration of credit risk relates to its investments in certain portfolio companies, certain of which are highly leveraged companies within the United States and which are involved in the sporting goods and manufacturing industries. Consideration was given to the financial position of these portfolio companies when determining the appropriate fair values at December 31, 1997 and 1996.

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

     For the year ended December 31, 1997, the Company paid $105,413 in premiums and $59,586 of additional compensation to the President for related income taxes.

Note 10: SUBSEQUENT EVENTS

     Since December 31, 1997, the Company has sold 330,000 shares of its common stock at $.75 per share to unrelated private investors.

     On January 23, 1998, the Company repaid its $150,000 note payable and related accrued interest to IntraNet Solutions (see Note 3b.).

     Since December 31, 1997, the Company has loaned $43,000 to VP Sports, Inc. pursuant to note agreements which are uncollateralized, due on demand and pay interest at 10% per annum. VP has repaid $25,000 of the above notes.

     At a meeting held on April 3, 1998, the Company's stockholders approved a proposal authorizing the Company to change the nature of its business and withdraw its election as a Business Development Company under the Investment Company Act of 1940. The withdrawal will become effective when the Securities and Exchange Commission receives the Company's official notice of election of withdrawal. The Company does not intend to file its election of withdrawal until such time as it is relatively certain that it will qualify as an operating business rather than an investment company.

                                  EQUITEX, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                   SCHEDULE II


COLUMN A                    COLUMN B        COLUMN C         COLUMN D   COLUMN E
                                            ADDITIONS

                                       BALANCE    CHARGED                BALANCE
                            BEGINNING  CHARGED    TO OTHER                AT END
                               OF      TO COSTS/  ACCOUNTS-   DEDUC-        OF
                             PERIOD    EXPENSES   DESCRIBE    TIONS       PERIOD
For the year ended
  Dec. 31, 1997:
Allowance for un-
collectible accounts
  Notes receivable ......   $    100   $ 40,193    $         $   --     $ 40,293
  Interest receivable ...         35       --                    --           35
  Accounts receivable ...      2,943     50,799                  --       53,742

For the year ended
  Dec. 31, 1996:
Allowance for un-
collectible accounts
  Notes receivable ......   $136,545   $   --      $         $136,445   $    100
  Interest receivable ...    120,617        264               120,846         35
  Accounts receivable ...      7,095        229                 4,381      2,943




The accompanying notes are a part of this schedule.