Form 10QSB
period 1998-03-31
EQUITEX INC
filed 1998-05-15
CIK 716101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1998


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

                            7315 East Peakview Avenue
                            Englewood, Colorado 80111
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)


                                 (303) 796-8940
               ---------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.     Yes (X)    No ( )

Number of shares of common stock outstanding at May 8, 1998: 3,791,115

                                  EQUITEX, INC.


Part I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

     The accompanying interim unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-KSB Report (filed with the Securities and Exchange Commission) for the year ended December 31, 1997.

                                  EQUITEX, INC.
                      Statements of Assets and Liabilities


                                                       MAR. 31,      DEC. 31,
                                                         1998          1997
                                                      (Unaudited)
ASSETS

Investments, at fair value:

 Securities (cost of $4,073,704 and
   $3,568,045 in 1998 and 1997, respectively) ......   $4,932,935   $4,165,993
 Notes receivable, net of allowance
   for uncollectible accounts of $40,293
   in 1998 and 1997, respectively ..................      420,393      418,210
 Accrued interest receivable, net of
   allowance for uncollectible interest
   of $35 ..........................................       11,536        5,701
 Trade receivables, net of allowance
   for uncollectible accounts of $67,475
   and $53,742 in 1998 and 1997, respectively ......      173,007      110,954
                                                       ----------   ----------
                                                        5,537,871    4,700,858

Cash ...............................................       71,398        9,187

Accounts receivable - brokers ......................         --         73,741

Contract deposit receivable, net of
   allowance for uncollectibility of $150,000 ......      150,000      150,000

Income taxes refundable ............................        2,150        2,150

Furniture and equipment, net of
   accumulated depreciation of $120,472
   and $117,750 in 1998 and 1997, respectively .....       29,384       29,204

Deferred income tax benefit ........................         --         63,180

Other ..............................................       15,205       10,105
                                                       ----------   ----------
                                                       $5,806,008   $5,038,425
                                                       ==========   ==========

                                                                     (Continued)
The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                      Statements of Assets and Liabilities


                                                       MAR. 31,      DEC. 31,
                                                         1998          1997
                                                      (Unaudited)
LIABILITIES AND NET ASSETS

Liabilities
   Notes payable - officer .........................   $     --     $  177,599
   Notes payable - others ..........................      100,000      250,000
   Accounts payable and other
     accrued liabilities ...........................      225,784      121,349
   Accounts payable to brokers .....................      937,857      650,302
   Accrued bonus to officer ........................      187,803      299,259
   Deferred income taxes ...........................      128,170         --
                                                       ----------   ----------
                                                        1,579,614    1,498,509

Net Assets
   Preferred stock, par value $.01;
     2,000,000 shares authorized; no
     shares issued
   Common stock,  par value $.02;
     7,500,000 shares authorized; 3,824,465
     and 3,494,465 shares issued; 3,791,115
     and 3,461,115 shares outstanding in
     1998 and 1997, respectively ...................       76,489       69,889
   Additional paid-in capital ......................    4,885,175    4,644,275

   Retained earnings
     Accumulated deficit prior to
       becoming a BDC ..............................     (118,874)    (118,874)
     Accumulated net investment loss ...............   (13,644,149) (13,431,269)
     Accumulated net realized gains from
       sales and permanent write-downs
       of investments ..............................   12,617,659   12,125,185
     Unrealized net gains on investments
       (net of deferred income taxes of
       $318,038 and $233,201 in 1998 and
       1997, respectively) .........................      524,131      364,747
   Less: treasury stock at cost
       (33,350 shares) .............................     (114,037)    (114,037)
                                                       ----------   ----------
                                                        4,226,394    3,539,916
                                                       ----------   ----------
                                                       $5,806,008   $5,038,425
                                                       ==========   ==========

The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                             Schedule of Investments
                                 March 31, 1998
                                   (Unaudited)

                                                NUMBER           COST
                                                  OF            AND/OR        FAIR
COMPANY                                      SHARES OWNED       EQUITY        VALUE
-------                                      ------------       ------        -----
CONTROLLED COMPANIES
COMMON STOCKS - PRIVATE
  MARKET METHOD OF VALUATION (a)(e)
VP Sports, Inc. .......................
  Entity formed to seek acquisitions
  in the manufacturing segment of
  the sporting goods and leisure-
  time industry .......................       2,000,000      $  250,000    $1,000,000

COMMON STOCKS - COST METHOD
  OF VALUATION
Triumph Sports Group ..................       1,000,000         250,000       250,000
  Entity formed to seek acquisitions
  in the non-manufacturing licensed and
  supplemental segments of the sporting
  goods and leisure-time industry

AFFILIATED COMPANIES
COMMON STOCKS - PUBLIC MARKET
  METHOD OF VALUATION (c)(e)
RDM Sports Group
  Manufacturer of fitness
  equipment and juvenile products .....       4,979,437       1,088,815        89,630

OTHER - PUBLIC MARKET METHOD
  OF VALUATION
RDM Sports Group                         8% Convertible
  Manufacturer of fitness                  Subordinated
  equipment and juvenile products .....      Debentures         150,682         2,625
                                                             ----------    ----------

   Sub-Total
   CONTROLLED AND AFFILIATED COMPANIES                        1,739,497     1,342,255
                                                             ----------    ----------

UNAFFILIATED COMPANIES
COMMON STOCKS - PUBLIC MARKET
  METHOD OF VALUATION
IntraNet Solutions, Inc. (formerly
  MacGregor Sports & Fitness, Inc.)
  Document management services,
    web-based internet software,
    electronic document management
    and demand printing ...............         403,250       1,407,992     2,469,904
Racotek
  Medical technology ..................         175,000         722,715       557,812
NevStar Gaming Corporation
  Gaming development ..................           7,000          38,500        21,000

The accompanying notes are a part of this statement.                 (Continued)

                                  EQUITEX, INC.
                        Schedule of Investments (Page 2)
                                 March 31, 1998
                                   (Unaudited)

                                                NUMBER           COST
                                                  OF            AND/OR        FAIR
COMPANY                                      SHARES OWNED       EQUITY        VALUE
-------                                      ------------       ------        -----
COMMON STOCKS - PRIVATE MARKET
  METHOD OF VALUATION (a)(e)

All Systems Go
  Software development ................          20,000(b)       25,000        25,000

Ocean Power Technology
  Alternative energy
  research and development ............          35,714(b)       40,000        98,214
                                                100,000            --         275,000
Gain, Inc.
  Male vascular devices ...............          20,000(b)       50,000        50,000

Juice Island
  Health food stores ..................          10,000(b)       20,000        20,000

WARRANTS (f)(e)
Juice Island
  Health food stores ..................           2,500            --            --

PREFERRED STOCKS - PRIVATE METHOD
  OF VALUATION
Osage System Group, Inc. ..............
  Network computing solutions
  provider ............................               1          30,000        73,750
                                            -----------      ----------    ----------

  Sub-total
  UNAFFILIATED COMPANIES ..............                       2,334,208     3,590,680
                                                             ----------    ----------

  Total
  ALL COMPANIES .......................                      $4,073,704    $4,932,935
                                                             ==========    ==========

                                                                     (Continued)
The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                        Schedule of Investments (Page 3)
                                 March 31, 1998
                                   (Unaudited)


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

(c) Since the Company is an affiliate, it may be affected by sales limitations of one percent of the investee's outstanding common stock during any three-month period, or four-week average trading volume during any three-month period.

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

                                  EQUITEX, INC.
                             Schedule of Investments
                                December 31, 1997

                                                NUMBER           COST
                                                  OF            AND/OR        FAIR
COMPANY                                      SHARES OWNED       EQUITY        VALUE
-------                                      ------------       ------        -----
CONTROLLED COMPANIES
COMMON STOCKS - PRIVATE
  MARKET METHOD OF VALUATION (a)(e)
VP Sports, Inc. .......................
  Entity formed to seek-out
  acquisitions in the sports
  and health products industries ......       2,000,000      $  250,000    $1,000,000

AFFILIATED COMPANIES
COMMON STOCKS - PUBLIC MARKET
  METHOD OF VALUATION (c)(e)
IntraNet Solutions, Inc. (formerly
  MacGregor Sports & Fitness, Inc.)
  Document management services,
    web-based internet software,
    electronic document management
    and demand printing ...............         473,250       1,410,776     2,498,529

RDM Sports Group (formerly
  Roadmaster Industries, Inc.)
  Manufacturer of fitness
  equipment and juvenile products .....       4,979,437       1,088,815         4,481

OTHER - PUBLIC MARKET METHOD
  OF VALUATION
RDM Sports Group                         8% Convertible
  Manufacturer of fitness                  Subordinated
  equipment and juvenile products .....      Debentures         150,682         1,750
                                                             ----------    ----------

   Sub-Total
   CONTROLLED AND AFFILIATED COMPANIES                        2,900,273     3,504,760
                                                             ----------    ----------

UNAFFILIATED COMPANIES
COMMON STOCKS - PUBLIC MARKET
  METHOD OF VALUATION
IVI Publishing
  Publishing technology ...............          25,000         116,881        64,063
Racotek
  Medical technology ..................          75,000         377,391       110,156
NevStar Gaming Corporation
  Gaming development ..................           7,000          38,500        18,750

                                                                     (Continued)
The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                        Schedule of Investments (Page 2)
                                December 31, 1997

                                                NUMBER           COST
                                                  OF            AND/OR        FAIR
COMPANY                                      SHARES OWNED       EQUITY        VALUE
-------                                      ------------       ------        -----
COMMON STOCKS - PRIVATE MARKET
  METHOD OF VALUATION (a)(e)

All Systems Go
  Software development ................          20,000(b)       25,000        25,000

Ocean Power Technology
  Alternative energy
  research and development ............          35,714(b)       40,000        98,214
                                                100,000            --         275,000
Gain, Inc. ............................
  Male vascular devices ...............          20,000(b)       50,000        50,000

Juice Island
  Health food stores ..................          10,000(b)       20,000        20,000

WARRANTS (f)(e)
Nationsmart
  Consumer services ...................          10,000            --              50

Juice Island
  Health food stores ..................           2,500            --            --
                                            -----------      ----------    ----------

  Sub-total
  UNAFFILIATED COMPANIES ..............                         667,772       661,233
                                                             ----------    ----------

  Total
  ALL COMPANIES .......................                      $3,568,045    $4,165,993
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

                                  EQUITEX, INC.
                            Statements of Operations
                                   (Unaudited)

                                                         FOR THE THREE MONTHS
                                                           ENDED MARCH 31,
                                                          1998         1997
                                                          ----         ----
Revenues
   Interest and dividends ..........................   $   10,380   $    7,590
   Consulting fees .................................      250,000         --
   Administrative fees .............................          941       14,123
   Miscellaneous ...................................         --         63,655
                                                       ----------   ----------
                                                          261,321       85,368

Expenses
   Salaries and consulting fees ....................       75,153       77,763
   Officer's bonus .................................       43,545       75,323
   Office rent .....................................        8,689        7,500
   Legal and accounting ............................       27,633       28,396
   Employee benefits ...............................       96,174       38,006
   Other general and administrative ................       96,779       46,751
   Interest ........................................       20,324       18,297
   Bad debt expense ................................       13,733         --
   Depreciation and amortization ...................        2,721        2,904
                                                       ----------   ----------
                                                          384,751      294,940

Net investment loss ................................     (123,430)    (209,572)

Net realized gain on investments and
   net unrealized gain on investments:

   Proceeds from sales of investments ..............      712,143       60,258
   Less: cost of investments .......................      219,669       81,978
                                                       ----------   ----------

Net realized gain (loss) on
   investments before income taxes .................      492,474      (21,720)

Net investment loss and net realized gain
   (loss) on investments before income taxes .......      369,044     (231,292)

Income tax benefit (provision) - current ...........         --         (3,648)
Income tax benefit (provision) - deferred ..........      (89,451)     (59,950)
                                                       ----------   ----------

Net investment loss and net realized
   (loss) on investments ...........................      279,593     (294,890)


                                                                     (Continued)

                                  EQUITEX, INC.
                        Statements of Operations (Page 2)
                                   (Unaudited)

                                                         FOR THE THREE MONTHS
                                                           ENDED MARCH 31,
                                                          1998         1997
                                                          ----         ----
RIncrease (decrease) in unrealized
   appreciation on investments .....................   $  261,283   $ (308,055)

Less income tax benefit (provision)
   applicable to decrease (increase) in
   realized appreciation ...........................     (101,899)     120,141
                                                       ----------   ----------

                                                          159,384     (187,914)
                                                       ----------   ----------

Net increase (decrease) in net assets
   resulting from operations .......................   $  438,977   $ (482,804)
                                                       ==========   ==========

Increase (decrease) in net assets per
   share - primary .................................   $      .12   $     (.15)
                                                       ==========   ==========

Increase (decrease) in net assets per
   share - fully diluted ...........................   $      .11   $     (.15)
                                                       ==========   ==========

Weighted average number of common shares ...........    3,560,115    3,214,708
                                                       ==========   ==========

                                  EQUITEX, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                         FOR THE THREE MONTHS
                                                           ENDED MARCH 31,
                                                          1998         1997
                                                          ----         ----
RCash flows from operating activities:
   Net change in net assets ........................   $  438,977   $ (482,804)
      Adjustments to reconcile net change in
      net assets to net cash provided by
      operating activities:
        Depreciation and amortization ..............        2,721        2,904
        Donation of stock ..........................         --          4,136
        Provision for bad debts on notes
          receivable ...............................         --           --
        Realized (gain) loss on sale of
          investments ..............................     (492,474)      21,720
        Unrealized (gain) loss on investments ......     (261,283)     308,055
   Proceeds from sales of investments ..............      712,143       60,258
   Purchase of investments .........................     (725,328)      (1,210)
   Repayment of notes receivable ...................       16,083       19,150
   Issuance of notes receivable ....................      (18,266)        --
   Changes in assets and liabilities:
      (Increase) decrease in interest receivable ...       (5,835)         135
      (Increase) decrease in other assets ..........       (5,100)         768
      (Increase) decrease in trade receivables .....      (62,053)       1,338
      (Increase) decrease in accounts
        receivable - brokers .......................       73,741        3,992
      Increase in accounts payable and
        other accrued liabilities ..................      104,435       22,961
      Increase in accounts payable to brokers ......      287,555        9,777
      Increase (decrease) in accrued bonus
        to officer .................................     (111,456)      75,323
      Increase (decrease) in deferred income taxes .      191,350      (60,190)
                                                       ----------   ----------

      Net cash (used) by operating
        activities .................................      145,211      (13,687)

Cash flows from investing activities:
   Purchase of furniture and equipment .............       (2,901)        --
                                                       ----------   ----------

      Net cash (used) by investing activities ......       (2,901)        --


                                                                     (Continued)

                                  EQUITEX, INC.
                        Statements of Cash Flows (Page 2)
                                   (Unaudited)

                                                         FOR THE THREE MONTHS
                                                           ENDED MARCH 31,
                                                          1998         1997
                                                          ----         ----
Cash flows from financing activities:
   Repayment of notes payable ......................   $ (327,599)  $     --
   Common stock issued for cash ....................      247,500         --
                                                       ----------   ----------

       Net cash provided (used) by
          financing activities .....................      (80,099)        --

Increase (decrease) in cash ........................       62,211      (13,687)

Cash, beginning of period ..........................        9,187       53,795
                                                       ----------   ----------

Cash, end of period ................................   $   71,398   $   40,108
                                                       ==========   ==========

Supplemental disclosures of cash flow information:
       Interest paid ...............................   $   21,249   $   18,297
                                                       ==========   ==========

       Interest received ...........................   $    4,546   $    7,725
                                                       ==========   ==========

                                  EQUITEX, INC.
                     Selected Notes to Financial Statements
                                 March 31, 1998
                                   (Unaudited)


NOTE 1.  INVESTMENT IN TRIUMPH SPORTS
         During the first quarter of 1998, the Company received 1,000,000 shares of the common stock of Triumph Sports, a private company formed for the purpose of seeking out and acquiring an operating entity in the non- manufacturing licensed and supplemental segments of the sporting goods and leisure-time industry. The stock was received in exchange for consulting services valued at $250,000. The Company's president is also the President and a director of Triumph Sports.

NOTE 2.  PRIVATE PLACEMENT OF COMMON STOCK
         In March 1998, the Company's Board of Directors authorized a private placement offering of the Company's common stock. The Company is authorized to sell up to 500,000 shares of its common stock at $1.16 per share. As of May 5, 1998, 260,000 shares have been subscribed.

NOTE 3.  SUBSEQUENT EVENT
         At a meeting held on April 3, 1998, the Company's stockholders approved a proposal authorizing the Company to change the nature of its business and withdraw its election as a Business Development Company under the Investment Company Act of 1940. The withdrawal will become effective when the Securities and Exchange Commission receives the Company's official notice of election of withdrawal. The Company does not intend to file its election of withdrawal until such time as it is relatively certain that it will qualify as an operating business rather than an investment company.

PART I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         FORWARD-LOOKING STATEMENTS
         The report may contain certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, which represent the Registrant's expectations or beliefs, including but not limited to, statements concerning the Registrant's operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intent", "could", "estimate", "might", or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Registrant's control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisition, governmental regulation, managing and maintaining growth, the value of the Registrant's investments, the operations of the Registrant's investee companies, volatility of stock price and any other factors discussed in this and other Registrant filings with the Securities and Exchange Commission.

         LIQUIDITY AND CAPITAL RESOURCES
         Of the Registrant's liabilities of $1,579,614 at March 31, 1998, the Registrant had no amounts due to banks. This compares to total liabilities of $1,498,509 at December 31, 1997. The Registrant is not obligated to discharge a significant portion of its current liabilities in the near future; however, the Registrant intends to extinguish these liabilities to make other investments as cash flow permits.

         In connection with its investments, the Registrant is required, from time to time, to make loans to its investees in order to protect its investments. As a result of these loans as well as other notes receivable, the Registrant carried notes receivable of $420,393 and $418,210 at March 31, 1998 and December 31, 1997, respectively. The majority of the increase in notes receivable at both of these dates as compared to 1996 is the result of the Registrant covering portions of expenses and start-up costs for two new investees during the latter part of 1997. As these companies complete mergers or acquisitions, or raise capital through private or public offerings, these notes may be repaid or otherwise extinguished although no assurance can be given at this time that such repayments will take place.

         The Registrant's cash position increased by $71,390 at March 31, 1998 as compared to December 31, 1997. Net cash provided by operating activities was $145,211 for 1998 as compared to $13,687 used in 1997. No one use or provision of cash from operating activities accounted for the change from 1997 to 1998.


                                                                     (Continued)

PART I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Cash flows from investing activities used $2,601 for the purchase of fixed assets in 1998 compared to $0 in the first three months of 1997. The cash provided by financing activities of $247,500 in 1998 was derived from a sale of the Registrant's common stock in a private placement offering. These funds were used to repay notes payable of $327,599 resulting in an overall cash usage from financing activities of $80,098.

         The Registrant's sources of income to defray operating overhead are derived from consulting fees, transaction fees gained from the Registrant assisting both existing and new investees in structuring and completing mergers, acquisitions or asset-based financing transactions, administrative fees through which the Registrant directly apportions a certain amount of its operating overhead to investees as warranted to help defray operating costs, and sales of the Registrant's investments. During 1997 and the first quarter of 1998, the Registrant's sources of income were sufficient to cover its operating overhead and it is anticipated this trend will continue during the remainder of 1998.

         The Registrant's liquidity is affected primarily by the business success, securities prices and marketability of its investee companies and by the amount and timing of any new or incremental investments it makes. The
Registrant believes that its present liquidity and capital resources are adequate to finance anticipated needs arising from or relating to its business in the 1998 year due to its increased ability to sell portions of its investee companies' stock positions as restrictions on their ability to be sold end. However, the Registrant has sold and anticipates that it will continue to offer limited private placements of the Registrant's common stock in order to increase its present liquidity. Although the Registrant's ability to liquidate portions of its portfolio companies have increased as the restrictions as to resale end, the Registrant generally is a long-term holder of its investments and therefore does not necessarily liquidate them upon the expiration of these restrictions. As the Registrant cannot forecast the types of large-scale sales which generate significant profits, the Registrant has not typically relied on sales of this large nature for its financing needs. However, as the Registrant expects lower transaction and consulting fees and therefore reduced revenue during 1998, sales of portfolio securities may be necessary for its financing needs.

         The Registrant's largest investee company is IntraNet, a publicly held company which provides document handling, storage and retrieval solutions to Fortune 1000 companies utilizing internet and intranet technologies. For the nine months ended December 31, 1997, the latest available date, IntraNet had total revenues of $14.6 million and net loss of $4.0 million.

         On August 29, 1997 RDM Sports Group, Inc. ("RDM") filed Chapter 11 bankruptcy petitions for the company and all of its subsidiaries with the U.S. Bankruptcy Court for the Northern District of Georgia and ceased all operations.

                                                                     (Continued)

PART I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

As part of the ongoing bankruptcy proceedings, certain of RDM's assets have been sold to pay creditors and no plan of reorganizations has been filed to date. Following the initiation of this bankruptcy proceeding, the fair value of the Registrant's investment in RDM was substantially reduced so that at March 31, 1998 and December 31, 1997, the Registrant had a cost basis of $1,239,497 in its investment in RDM with fair value of $92,255 and $6,231, respectively.

         As of March 31, 1998, the Registrant had made no other material commitments for capital expenditures or loans to investees. However, the Registrant may be required to make such expenditures or loans during the remainder of 1998, the amount of which is unknown at this time. The Registrant expects that it will continue to sell certain of its investments, resulting in additional realized gains, during the remainder of the current year. At the discretion of the Board of Directors, the Registrant also may sell certain of its investments resulting in a realized loss in order to prevent further losses from occurring. The Registrant does not currently anticipate any extraordinary costs will be incurred as a result of year 2000 computer date conversions.

         RESULTS OF OPERATIONS
         Revenues for the three months ended March 31, 1998 were $261,321 as compared to $85,368 for the three months ended March 31, 1997. The increase in revenues for 1998 over 1997 is primarily the result of the consulting fee revenue recognized relative to the Registrant's newest investee company, Triumph Sports (Triumph). The Registrant received stock in Triumph in exchange for consulting services. In the first quarter of 1997, the Registrant received payments of $63,850 on notes receivable which had been written off in prior years. In the past, the Registrant has received consulting fees on both a monthly contract basis as well as on a per transaction basis when assisting investees with acquisitions, refinancing or restructuring, however, the timing, nature and amount of these fees cannot be predicted. The Registrant expects that overall 1998 revenues will be similar or possibly slightly higher than those of 1997.

         The  realized  gain on  investments  before  income  taxes for 1998 was
$492,474 as compared to a loss of $21,720 in 1997. Proceeds from sales of investments were significantly higher in 1998 than 1997. A majority of the sales of investments in 1998 was IntraNet Solutions common stock. While the restrictions as to resale on many of the Registrant's investments continue to diminish, the opportunity for the sale of large portions of the investments cannot be predicted. However, the Registrant currently has fewer positions in its portfolio which are valued utilizing the public market method and presently believes there is sufficient market liquidity for the Registrant to conduct an orderly sale of any position over a relatively short period of time.

         Expenses for the first quarter of 1998 were $384,751 as compared to $294,940 in the first quarter of 1997, an increase of 30%. While the Registrant's expenses were fairly similar in many categories, significant

                                                                     (Continued)

PART I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

changes were recorded in officer's bonus, bad debt expense, employee benefits and other general and administrative in 1998. The officer's bonus was significantly lower as a result of the Registrant's lower assets while the bad debt provision for bad debts increased as a result of additional lending activity which occurred in the latter half of 1997. Other general and administrative expenses increased as a result of additional costs associated with the April shareholders meeting and the private placement. The Registrant currently believes that expenses for the remainder of the year ending December 31, 1998 will continue at levels similar to those of 1997 should the Registrant continue to operate as a BDC. Should the Registrant decertify as a BDC as set forth below, the Registrant is unable to estimate its expenses for later in 1998.

         At March 31, 1998, unrealized appreciation of investments increased $261,283 as compared to a decrease of $308,055 at March 31, 1997. The increase was caused by slight improvements in the fair market values of RDM, IntraNet, and Racotek, and the addition of Osage System Group. During the quarter ended March 31, 1997, the Registrant's investment in RDM was experiencing market value declines. As there is no way to predict the future value of the Registrant's investment portfolio, the Registrant cannot predict future changes in the unrealized value of its investments, however, the Registrant is encouraged by recent developments with respect to IntraNet, and a new investee, VP Sports, which the Registrant added during 1997, and which the Registrant believes will enhance its portfolio in 1998. The net increase in net assets resulting from operations was $438,977 for 1998 as compared to a decrease of $482,804 for the comparable period of 1997.

         In 1987 the Registrant began concentrating on investments in more mature investee companies. Due to this change, the Registrant's net asset value and cash flows have fluctuated as a result of the market fluctuations of its largest investees. The Registrant must increase the number of its investments in order to reduce its susceptibility to the operating performance and market fluctuations of its investee companies that have occurred over the past few years. During the past several years, the Registrant had been concentrating its efforts on assisting its existing portfolio companies and therefore had not made any major new investments. During 1997, the Registrant added a major new investee company, VP Sports, and in the first quarter of 1998 added another new investee, Triumph Sports. Until such time as more of these mature investments are added, the Registrant will continue to be susceptible to market fluctuations as long as it continues to operate as a BDC.

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

Item 4.  Submission of Matters to a Vote of Security Holders
               None

Item 5.  Other Information
               None

Item 6.  Exhibits and Reports of Form 8-K

         (a)     Financial data schedule for SEC registrants

         (b) On January 29, 1998, the Registrant filed a Current Report on Form 8-K dated January 13, 1998 covering a disclosure under
                 Item 5, Other Events.

                                   SIGNATURES
                                   ----------

     Pursuantto the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       EQUITEX, INC.
                                       (Registrant)



                                       By /S/ HENRY FONG
                                          ---------------------------
                                          Henry Fong
                                          President, Treasurer and Chief
                                          Financial Officer


Date: May 14, 1998