Form 10QSB
period 1998-06-30
EQUITEX INC
filed 1998-07-31
CIK 716101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended June 30, 1998


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


Number of shares of common stock outstanding at July 27, 1998: 4,290,315

                                  EQUITEX, INC.


Part 1.           FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS


     The accompanying interim unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-KSB Report (filed with the Securities and Exchange Commission) for the year ended December 31, 1997.

                                  EQUITEX, INC.
                      Statements of Assets and Liabilities

                                                  JUNE 30,     DEC. 31,
                                                    1998         1997
                                                    ----         ----
                                                 (Unaudited)

ASSETS
Investments, at fair value:

 Securities (cost of $4,271,902 and
   $3,568,045 in 1998 and 1997, respectively)    $4,439,387   $4,165,993
 Notes receivable, net of allowance
   for uncollectible accounts of $40,293
   in 1998 and 1997, respectively ............      662,531      418,210
 Accrued interest receivable, net of
   allowance for uncollectible interest
   of $35 ....................................       15,053        5,701
 Trade receivables, net of allowance
   for uncollectible accounts of $69,445
   and $53,742 in 1998 and 1997, respectively       188,025      110,954
                                                  ---------    ---------
                                                  5,304,996    4,700,858

Cash .........................................       28,898        9,187

Accounts receivable - brokers ................       28,500       73,741

Note receivable  - director ..................       45,472         --

Notes receivable - other .....................      157,000         --

Contract deposit receivable, net of
   allowance for uncollectibility of $150,000       150,000      150,000

Income taxes refundable ......................        2,150        2,150

Furniture and equipment, net of
   accumulated depreciation of $123,107
   and $117,750 in 1998 and 1997, respectively       29,196       29,204

Deferred income tax benefit ..................       80,512       63,180

Other ........................................       10,905       10,105
                                                 ----------   ----------
                                                 $5,837,629   $5,038,425
                                                 ==========   ==========

                                                                     (Continued)
The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                      Statements of Assets and Liabilities

                                                  JUNE 30,     DEC. 31,
                                                    1998         1997
                                                    ----         ----
                                                 (Unaudited)

LIABILITIES AND NET ASSETS

Liabilities
   Notes payable - related party .............   $  142,328   $  177,599
   Notes payable - others ....................      100,000      250,000
   Accounts payable and other
     accrued liabilities .....................      163,980      121,349
   Accounts payable to brokers ...............    1,053,511      650,302
   Accrued bonus to officer ..................       83,043      299,259
                                                 ----------   ----------
                                                  1,542,862    1,498,509

Net Assets
   Preferred stock, par value $.01;
     2,000,000 shares authorized; no
     shares issued
   Common stock, par value $.02;
     7,500,000 shares authorized; 4,323,665
     and 3,494,465 shares issued; 4,290,315
     and 3,461,115 shares outstanding in
     1998 and 1997, respectively .............       86,473       69,889
   Additional paid-in capital ................    5,454,263    4,644,275

   Retained earnings
     Accumulated deficit prior to
       becoming a BDC ........................     (118,874)    (118,874)
     Accumulated net investment loss .........   (13,863,339) (13,431,269)
     Accumulated net realized gains from
       sales and permanent write-downs
       of investments ........................   12,748,115   12,125,185
     Unrealized net gains on investments
       (net of deferred income taxes of
       $65,319 and $233,201 in 1998 and
       1997, respectively) ...................      102,166      364,747
   Less: treasury stock at cost
       (33,350 shares) .......................     (114,037)    (114,037)
                                                 ----------   ----------
                                                  4,294,767    3,539,916
                                                 ----------   ----------
                                                 $5,837,629   $5,038,425
                                                 ==========   ==========

The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                             Schedule of Investments
                                  June 30, 1998
                                   (Unaudited)

                                             NUMBER             COST
                                               OF              AND/OR         FAIR
COMPANY                                   SHARES OWNED         EQUITY         VALUE
-------                                   ------------         ------         -----
CONTROLLED COMPANIES
COMMON STOCKS - PRIVATE
  MARKET METHOD OF VALUATION (a)(e)
VP Sports, Inc. .......................
  Entity formed to seek acquisitions
  in the manufacturing segment of
  the sporting goods and leisure-
  time industry .......................    2,000,000         $  250,000    $1,000,000

COMMON STOCKS - COST METHOD
  OF VALUATION
Triumph Sports Group
  Entity formed to seek acquisitions
  in the non-manufacturing licensed and
  supplemental segments of the sporting
  goods and leisure-time industry .....    1,500,000            375,000       375,000

AFFILIATED COMPANIES
COMMON STOCKS - PUBLIC MARKET
  METHOD OF VALUATION (c)(e)
RDM Sports Group
  Manufacturer of fitness
  equipment and juvenile products .....    4,979,437          1,088,815        56,018

OTHER - PUBLIC MARKET METHOD
  OF VALUATION
RDM Sports Group                          8% Convertible
  Manufacturer of fitness                 Subordinated
  equipment and juvenile products .....   Debentures            150,682         1,750
                                                             ----------    ----------
   Sub-Total
   CONTROLLED AND AFFILIATED COMPANIES                        1,864,497     1,432,768
                                                             ----------    ----------

UNAFFILIATED COMPANIES
COMMON STOCKS - PUBLIC MARKET
  METHOD OF VALUATION
IntraNet Solutions, Inc. (formerly
  MacGregor Sports & Fitness, Inc.)
  Document management services,
    web-based internet software,
    electronic document management
    and demand printing ...............      378,250          1,406,998     1,938,530
Racotek
  Medical technology ..................      200,000            814,907       550,000
NevStar Gaming Corporation
  Gaming development ..................        7,000             38,500        21,875

The accompanying notes are a part of this statement.                 (Continued)

                                  EQUITEX, INC.
                        Schedule of Investments (Page 2)
                                  June 30, 1998
                                   (Unaudited)

                                             NUMBER             COST
                                               OF              AND/OR         FAIR
COMPANY                                   SHARES OWNED         EQUITY         VALUE
-------                                   ------------         ------         -----
UNAFFILIATED COMPANIES
COMMON STOCKS - PUBLIC MARKET
  METHOD OF VALUATION (CONTINUED)
Osage System Group, Inc.
  Network computing solutions
  provider ............................        4,000             12,000        28,000

COMMON STOCKS - PRIVATE MARKET
  METHOD OF VALUATION (a)(e)
All Systems Go
  Software development ................       20,000(b)          25,000        25,000

Ocean Power Technology
  Alternative energy
  research and development ............       35,714(b)          40,000        98,214
                                             100,000               --         275,000
Gain, Inc.
  Male vascular devices ...............       20,000(b)          50,000        50,000

Juice Island
  Health food stores ..................       10,000(b)          20,000        20,000

WARRANTS (f)(e)
Juice Island
  Health food stores ..................        2,500               --            --
                                          ----------         ----------    ----------
  Sub-total
  UNAFFILIATED COMPANIES                                      2,407,405     3,006,619
                                                             ----------    ----------
  Total
  ALL COMPANIES                                              $4,271,902    $4,439,387
                                                             ==========    ==========

                                                                     (Continued)
The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                        Schedule of Investments (Page 3)
                                  June 30, 1998
                                   (Unaudited)



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

(c) Since the Company is an affiliate, it may be affected by sales limitations of one percent of the investee's outstanding common stock during any three-month period, or four- week average trading volume during any three-month period.

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

                                  EQUITEX, INC.
                        Schedule of Investments (Page 2)
                                December 31, 1997

                                             NUMBER             COST
                                               OF              AND/OR         FAIR
COMPANY                                   SHARES OWNED         EQUITY         VALUE
-------                                   ------------         ------         -----
COMMON STOCKS - PRIVATE MARKET
  METHOD OF VALUATION (a)(e)

All Systems Go
  Software development ................       20,000(b)          25,000        25,000

Ocean Power Technology
  Alternative energy
  research and development ............       35,714(b)          40,000        98,214
                                             100,000               --         275,000
Gain, Inc.
  Male vascular devices ...............       20,000(b)          50,000        50,000

Juice Island
  Health food stores ..................       10,000(b)          20,000        20,000

WARRANTS (f)(e)
Nationsmart
  Consumer services ...................       10,000               --              50

Juice Island
  Health food stores ..................        2,500               --            --
                                          ----------          ----------   ----------
  Sub-total
  UNAFFILIATED COMPANIES                                         667,772      661,233
                                                              ----------   ----------
  Total
  ALL COMPANIES .......................                       $3,568,045   $4,165,993
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

                                  EQUITEX, INC.
                            Statements of Operations
                                   (Unaudited)

                                             FOR THE THREE                 FOR THE SIX
                                             MONTHS ENDED                  MONTHS ENDED
                                               JUNE 30,                      JUNE 30,
                                          1998           1997           1998           1997
                                          ----           ----           ----           ----
Revenues
   Interest and dividends .........   $    13,816    $    23,011    $    24,196    $    30,601
   Consulting fees ................       125,000           --          375,000           --
   Administrative fees ............         1,264         12,149          2,205         26,272
   Miscellaneous ..................          --            2,805           --           66,460
                                      -----------    -----------    -----------    -----------
                                          140,080         37,965        401,401        123,333

Expenses
   Salaries and consulting fees ...        75,153         76,107        150,306        153,870
   Officer's bonus ................        44,020         66,259         87,565        141,582
   Office rent ....................         7,499          7,500         16,188         15,000
   Legal and accounting ...........        23,156          4,164         50,789         32,560
   Employee benefits ..............        36,587         38,006        132,761         76,012
   Advertising and promotion ......         3,221          1,419          5,555          1,494
   Other general and administrative        76,749         37,742        171,194         84,418
   Interest .......................        27,181         17,646         47,505         35,943
   Bad debt expense ...............         1,970           --           15,703           --
   Depreciation and amortization ..         2,635          2,918          5,356          5,822
                                      -----------    -----------    -----------    -----------
                                          298,171        251,761        682,922        546,701

Net investment gain (loss) ........      (158,091)      (213,796)      (281,521)      (423,368)

Net realized gain on investments
   and net unrealized gain on
   investments:

   Proceeds from sales
   of investments .................       149,450           --          861,593         60,258
   Less: cost of investments ......       (18,994)          --         (238,663)       (81,978)
                                      -----------    -----------    -----------    -----------
Net realized gain (loss) on
   investments before income taxes        130,456           --          622,930        (21,720)

Net investment gain (loss) and
   net realized gain on investments
   before income taxes ............       (27,635)      (213,796)       341,409       (445,088)

Income tax benefit (provision) -
   current ........................          --          (52,659)          --          (56,307)
Income tax benefit (provision) -
   deferred .......................       (61,099)       (61,293)      (150,550)      (121,243)

Recovery of income taxes through
   utilization of net operating
   loss carryforward ..............          --             --             --           93,250
                                      -----------    -----------    -----------    -----------

The accompanying notes are a part of this statement.                 (Continued)

                                  EQUITEX, INC.
                        Statements of Operations (Page 2)
                                   (Unaudited)

                                             FOR THE THREE                 FOR THE SIX
                                             MONTHS ENDED                  MONTHS ENDED
                                               JUNE 30,                      JUNE 30,
                                          1998           1997           1998           1997
                                          ----           ----           ----           ----
Net investment gain (loss)
   and net realized gain
   on investments .................   $   (88,734)   $  (327,748)   $   190,859    $  (622,638)
                                      -----------    -----------    -----------    -----------

Increase (decrease) in
   unrealized appreciation
   on investments .................      (691,746)      (534,034)      (430,463)      (842,089)

Less income tax benefit
   (provision) applicable to
   decrease (increase) in
   realized appreciation ..........       269,781        208,273        167,882        328,414
                                      -----------    -----------    -----------    -----------
                                         (421,965)      (325,761)      (262,581)      (513,675)
                                      -----------    -----------    -----------    -----------
Net increase (decrease)
   in net assets resulting
   from operations ................   $  (510,699)   $  (653,509)   $   (71,722)   $(1,136,313)
                                      ===========    ===========    ===========    ===========

Increase (decrease) in net
   assets per share ...............   $      (.13)   $      (.20)   $      (.02)   $      (.35)
                                      ===========    ===========    ===========    ===========

Weighted average number
   of common shares ...............     4,016,029      3,191,115      3,789,331      3,191,115
                                      ===========    ===========    ===========    ===========


The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                         FOR THE SIX MONTHS
                                                            ENDED JUNE 30,
                                                         1998           1997
                                                         ----           ----
Cash flows from operating activities:
   Net change in net assets ......................   $   (71,722)   $(1,136,313)
      Adjustments to reconcile net change in
      net assets to net cash provided by
      operating activities:
        Depreciation and amortization ............         5,356          5,822
        Donation of stock ........................          --            4,136
        Realized (gain) loss on sale of
          investments ............................      (622,930)        21,720
        Unrealized (gain) loss on investments ....       430,463        842,089
   Proceeds from sales of investments ............       861,593         60,258
   Purchase of investments .......................      (942,520)        (1,210)
   Collection of notes receivable ................        16,083         20,250
   Issuance of notes receivable ..................      (462,876)          --
   Changes in assets and liabilities:
      (Increase) decrease in interest receivable .        (9,352)           123
      (Increase) decrease in trade receivables ...       (77,071)        (4,993)
      (Increase) decrease in accounts
        receivable - brokers .....................        45,241          3,992
      (Increase) in prepaid expense ..............          (800)        (7,868)
      Decrease in income taxes refundable ........          --           47,963
      (Increase) in deferred income tax benefit ..       (17,332)
      Increase in accounts payable and
        other accrued liabilities ................        42,631         18,737
      Increase in accounts payable to brokers ....       403,209         26,260
      Increase (decrease) in accrued bonus
        to officer ...............................      (216,216)       141,582
      Increase in income taxes payable ...........          --            4,696
      Increase (decrease) in deferred income taxes          --         (207,170)
                                                     -----------    -----------
      Net cash (used) by operating
        activities ...............................      (616,243)      (159,926)

Cash flows from investing activities:
   Purchase of furniture and equipment ...........        (5,347)          --
                                                     -----------    -----------
      Net cash (used) by investing activities ....        (5,347)          --

                                                                     (Continued)

                                  EQUITEX, INC.
                        Statements of Cash Flows (Page 2)
                                   (Unaudited)

                                                         FOR THE SIX MONTHS
                                                            ENDED JUNE 30,
                                                         1998           1997
                                                         ----           ----
Cash flows from financing activities:
   Issuance of notes payable .....................   $   142,328    $   113,000
   Repayment of notes payable ....................      (327,599)          --
   Common stock issued for cash ..................       826,572           --
                                                     -----------    -----------
       Net cash provided (used) by
          financing activities ...................       641,301        113,000

Increase (decrease) in cash ......................        19,711        (46,926)

Cash, beginning of period ........................         9,187         53,795
                                                     -----------    -----------
Cash, end of period ..............................   $    28,898    $     6,869
                                                     ===========    ===========
Supplemental disclosures of cash flow
   information:
       Interest paid .............................   $    45,040    $    35,865
                                                     ===========    ===========
       Interest received .........................   $    14,844    $    30,724
                                                     ===========    ===========

                                  EQUITEX, INC.
                     Selected Notes to Financial Statements
                                  June 30, 1998
                                   (Unaudited)

NOTE 1. INVESTMENT IN TRIUMPH SPORTS

     During the first and second quarter of 1998, the Company has received 1,000,000 and 500,000 shares, respectively, of the common stock of Triumph Sports, a private company formed for the purpose of seeking out and acquiring an operating entity in the non- manufacturing licensed and supplemental segments of the sporting goods and leisure-time industry. The stock was received in exchange for consulting services valued at $375,000. The Company's president is also the President and a director of Triumph Sports.

NOTE 2. RELATED PARTY TRANSACTION

     In May 1998 a director of the Company executed a promissory note for $45,472 in payment for 39,200 shares of Equitex, Inc. common stock at $1.16 per share purchased pursuant to the March 1998 private placement. The note is due in December 1998 and bears interest at 8%.

NOTE 3. BONUS ARRANGEMENT WITH OFFICER

     In April 1998 the Company's Board of Directors approved a change in the Company's bonus arrangement with its president as outlined in a report from an outside consulting firm. The exact details and date of adoption of the new bonus arrangement must still be decided. However, the bonus is to be based on a combination of a reduced percentage of the Company's assets combined with a percentage of the increase in the market value of the Company's common stock.

     Until the exact terms of the new bonus arrangement are decided, the Company is accruing the officer's bonus quarterly under the terms of the old existing bonus arrangement.

NOTE 4. PRIVATE PLACEMENTS OF COMMON STOCK

     In March 1998, the Company's Board of Directors authorized a private placement offering of the Company's common stock. The Company was authorized to sell up to 500,000 shares of its common stock at $1.16 per share. As of the close of the private placement on May 21, 1998, 499,200 shares were sold.

     On June 29, 1998 the Company's Board of Directors authorized an additional private placement of the Company's common stock. The Company is authorized to sell up to 300,000 shares of its common stock at $3.25 per share. During July 1998, 15,000 shares have been subscribed.

NOTE 5. STOCK OPTIONS

     In June 1998 the Board of Directors granted stock options to two independent directors to purchase up to 75,000 shares each of the Company's common stock at $3.19 per share which was the closing stock price at the date of grant. Such options are subject to the Company's decertification as a BDC.

     The Board also granted the following stock options to officers and employees of the Company:

  OPTION TYPE            TO WHOM            NO. OF SHARES         OPTION PRICE
  Incentive              Officer                31,000               $3.19
  Non-qualified          Officers              478,655               $3.19
  Non-qualified          Employees              28,800               $3.19

                                                                     (Continued)

                                  EQUITEX, INC.
                     Selected Notes to Financial Statements
                                  June 30, 1998
                                   (Unaudited)


NOTE 5. STOCK OPTIONS (CONTINUED)

     All of these options were issued at the closing stock price at date of grant, and all options expire five years from date of grant.

NOTE 6. PROPOSED DECERTIFICATION AS A BDC

     At a meeting held on April 3, 1998, the Company's stockholders approved a proposal authorizing the Company to change the nature of its business and withdraw its election as a Business Development Company (BDC) under the Investment Company Act of 1940. The withdrawal will become effective when the Securities and Exchange Commission receives the Company's official notice of election of withdrawal. The Company does not intend to file its election of withdrawal until such time as it is relatively certain that it will qualify as an operating business rather than an investment company.

NOTE 7. ACQUISITION OF FIRST TELESERVICES CORPORATION (FTC)

     On June 19, 1998 the Company's Board of Directors approved the letter of intent from FTC whereby the Company would acquire FTC in exchange for 625,000 shares of Equitex, Inc. common stock. FTC would become a wholly-owned subsidiary of the Company.

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

     LIQUIDITY AND CAPITAL RESOURCES
     Of the Registrant's liabilities of $1,542,862 at June 30, 1998, the Registrant had no amounts due to banks. This compares to total liabilities of $1,498,509 at December 31, 1997. The Registrant is not obligated to discharge a significant portion of its current liabilities in the near future; however, the Registrant intends to extinguish these liabilities to make other investments as cash flow permits.

     In connection with its investments, the Registrant is required, from time to time, to make loans to its investees in order to protect its investments. As a result of these loans as well as other notes receivable, the Registrant carried notes receivable of $662,531 and $418,210 at June 30, 1998 and December 31, 1997, respectively. The majority of the increase in notes receivable at both of these dates as compared to 1996 is the result of the Registrant covering portions of expenses and start-up costs for two new investees during the latter part of 1997 and continuing into 1998. As these companies complete mergers or acquisitions, or raise capital through private or public offerings, these notes may be repaid or otherwise extinguished although no assurance can be given at this time that such repayments will take place.

     The Registrant's cash position increased by $19,711 at June 30, 1998 as compared to December 31, 1997. Net cash used by operating activities was $616,243 for 1998 as compared to $159,926 used in 1997. No one use or provision of cash from operating activities accounted for the change from 1998 to 1997.

                                                                     (Continued)

PART I.  FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Cash flows from investing activities used $5,347 for the purchase of fixed assets in 1998 compared to $0 in the first six months of 1997. The cash provided by financing activities of $641,301 in 1998 was derived from a sale of the Registrant's common stock in private placement offerings. These funds were used to repay notes payable of $327,599. However, an additional $142,328 of new notes were issued resulting in an overall cash provision from financing activities of $641,301.

     The Registrant's sources of income to defray operating overhead are derived from consulting fees, transaction fees gained from the Registrant assisting both existing and new investees in structuring and completing mergers, acquisitions or asset-based financing transactions, administrative fees through which the Registrant directly apportions a certain amount of its operating overhead to investees as warranted to help defray operating costs, and sales of the Registrant's investments. During 1997 and the first six months of 1998, the Registrant's sources of income were sufficient to cover its operating overhead and it is anticipated this trend will continue during the remainder of 1998.

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

     The Registrant's largest investee company is IntraNet, a publicly held company which provides document handling, storage and retrieval solutions to Fortune 1000 companies utilizing internet and intranet technologies. For the year ended March 31, 1998, the latest available date, IntraNet had total revenues of $19.4 million and net loss of $3.7 million.

     On August 29, 1997 RDM Sports Group, Inc. ("RDM") filed Chapter 11 bankruptcy petitions for the company and all of its subsidiaries with the U.S.

                                                                     (Continued)

PART I.  FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Bankruptcy Court for the Northern District of Georgia and ceased all operations. As part of the ongoing bankruptcy proceedings, certain of RDM's assets have been sold to pay creditors and no plan of reorganizations has been filed to date. Following the initiation of this bankruptcy proceeding, the fair value of the Registrant's investment in RDM was substantially reduced so that at June 30, 1998 and December 31, 1997, the Registrant had a cost basis of $1,239,497 in its investment in RDM with fair value of $57,768 and $6,231, respectively.

     As of June 30, 1998, the Registrant had made no other material commitments for capital expenditures or loans to investees. However, the Registrant may be required to make such expenditures or loans during the remainder of 1998, the amount of which is unknown at this time. The Registrant expects that it will continue to sell certain of its investments, resulting in additional realized gains, during the remainder of the current year. At the discretion of the Board of Directors, the Registrant also may sell certain of its investments resulting in a realized loss in order to prevent further losses from occurring. The Registrant does not currently anticipate any extraordinary costs will be incurred as a result of year 2000 computer date conversions.

     RESULTS OF OPERATIONS
     Revenues for the three and six months ended June 30, 1998 were $140,080 and $401,401, respectively, as compared to $37,965 and $123,333, respectively, for the three and six months ended June 30, 1997. The increase in revenues for 1998 over 1997 is primarily the result of the consulting fee revenue recognized relative to the Registrant's newest investee company, Triumph Sports (Triumph). The Registrant received stock in Triumph in exchange for consulting services. In the first six months of 1997, the Registrant received payments of $65,850 on notes receivable which had been written off in prior years. In the past, the Registrant has received consulting fees on both a monthly contract basis as well as on a per transaction basis when assisting investees with acquisitions, refinancing or restructuring, however, the timing, nature and amount of these fees cannot be predicted. The Registrant expects that overall 1998 revenues, other than the Triumph consulting fees, will be similar or possibly slightly higher than those of 1997.

     The realized gain on investments before income taxes for year-to-date 1998 was $622,930 as compared to a loss of $21,720 in 1997. Proceeds from sales of investments were significantly higher in 1998 than 1997. A majority of the sales of investments in 1998 was IntraNet Solutions common stock. While the restrictions as to resale on many of the Registrant's investments continue to diminish, the opportunity for the sale of large portions of the investments cannot be predicted. However, the Registrant currently has fewer positions in its portfolio which are valued utilizing the public market method and presently believes there is sufficient market liquidity for the Registrant to conduct an orderly sale of any position over a relatively short period of time.

     Expenses for the first six months of 1998 were $682,922 as compared to $546,701 in the first six months of 1997, an increase of 25%.

                                                                     (Continued)

PART I.  FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

While the Registrant's expenses were fairly similar in many categories, significant changes were recorded in officer's bonus, bad debt expense, employee benefits and other general and administrative in 1998. The officer's bonus was significantly lower as a result of the Registrant's lower assets while the bad debt provision increased as a result of additional lending activity which occurred in the latter half of 1997. Other general and administrative expenses increased as a result of additional costs associated with the April shareholders meeting and the private placements. The Registrant currently believes that expenses for the remainder of the year ending December 31, 1998 will continue at levels similar to those of 1997 should the Registrant continue to operate as a BDC. Should the Registrant decertify as a BDC as set forth below, the Registrant is unable to estimate its expenses for later in 1998.

     For the six months ended June 30, 1998, unrealized appreciation of investments decreased $430,463 as compared to a decrease of $842,089 for the comparable period of 1997. The smaller decrease in 1998 was caused by some of the unrealized gains of IntraNet being converted to realized gains during 1998. During the six months ended June 30, 1997, the Registrant's investments in RDM and IntraNet were experiencing market value declines. As there is no way to predict the future value of the Registrant's investment portfolio, the Registrant cannot predict future changes in the unrealized value of its investments, however, the Registrant is encouraged by recent developments with respect to IntraNet, and a new investee, VP Sports, which the Registrant added during 1997, and which the Registrant believes will enhance its portfolio in 1998. Overall, the net decrease in net assets resulting from operations was $71,722 for 1998 as compared to a decrease of $1,136,313 for the comparable period of 1997.

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

Item 3.        Defaults Upon Senior Securities
               None

Item 4.        Submission of Matters to a Vote of Security Holders
               None

Item 5.        Other Information
               None

Item 6.        Exhibits and Reports of Form 8-K

                  (a)    Financial data schedule for SEC registrants
                  (b) No reports on Form 8-K were filed during the quarter covered by this report.

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


Date: July 30, 1998