Form 10QSB
period 1998-09-30
EQUITEX INC
filed 1998-11-20
CIK 716101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended SEPTEMBER 30, 1998


             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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


Number of shares of common stock outstanding at November 13, 1998: 5,352,315

                                  EQUITEX, INC.


Part 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

     The accompanying interim unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-KSB Report (filed with the Securities and Exchange Commission) for the year ended December 31, 1997.

                                  EQUITEX, INC.
                      Statements of Assets and Liabilities



                                                       SEPT. 30,     DEC. 31,
                                                         1998          1997
                                                      -----------   ----------
                                                      (Unaudited)
ASSETS

Investments, at fair value:

 Securities (cost of $5,017,639 and
   $3,568,045 in 1998 and 1997, respectively) ....    $4,362,728    $4,165,993
 Notes receivable, net of allowance
   for uncollectible accounts of $40,293
   in 1998 and 1997, respectively ................       942,552       418,210
 Accrued interest receivable, net of
   allowance for uncollectible interest
   of $35 ........................................        30,945         5,701
 Trade receivables, net of allowance
   for uncollectible accounts of $69,445
   and $53,742 in 1998 and 1997, respectively ....       204,098       110,954
                                                      ----------    ----------
                                                       5,540,323     4,700,858

Cash .............................................       193,737         9,187

Accounts receivable - brokers ....................          --          73,741

Subscriptions receivable .........................         1,446          --

Note receivable  - director ......................        45,472          --

Contract deposit receivable, net of
   allowance for uncollectibility of $150,000 ....       150,000       150,000

Income taxes refundable ..........................         2,150         2,150

Furniture and equipment, net of
   accumulated depreciation of $125,320
   and $117,750 in 1998 and 1997, respectively ...        28,710        29,204

Deferred income tax benefit ......................          --          63,180

Other ............................................        33,819        10,105
                                                      ----------    ----------
                                                      $5,995,657    $5,038,425
                                                      ==========    ==========

                                                                     (Continued)
The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                      Statements of Assets and Liabilities


                                                       SEPT. 30,     DEC. 31,
                                                         1998          1997
                                                      -----------   ----------
                                                      (Unaudited)

LIABILITIES AND NET ASSETS

Liabilities
   Notes payable - related parties ...............    $  242,328    $  177,599
   Notes payable - others ........................       247,500       250,000
   Accounts payable and other
     accrued liabilities .........................       201,797       121,349
   Accounts payable to brokers ...................       863,864       650,302
   Accrued bonus to officer ......................       646,835       299,259
                                                      ----------    ----------
                                                       2,202,324     1,498,509

Net Assets
   Preferred stock, par value $.01;
     2,000,000 shares authorized; no
     shares issued
   Common stock,  par value $.02;
     a 7,500,000 shares authorized; 5,206,665
     and 3,494,465 shares issued; 5,173,315
     and 3,461,115 shares outstanding in
     1998 and 1997, respectively .................       104,133        69,889
   Additional paid-in capital ....................     6,840,022     4,644,275

   Retained earnings
     Accumulated deficit prior to
       becoming a BDC ............................      (118,874)     (118,874)
     Accumulated net investment loss .............    (14,914,865)  (13,431,269)
     Accumulated net realized gains from
       sales and permanent write-downs
       of investments ............................    12,885,066    12,125,185
     Unrealized net gains (losses) on
       investments (net of deferred income
       taxes of $233,201 in 1998
       and 1997, respectively) ...................      (888,112)      364,747
   Less: treasury stock at cost
       (33,350 shares) ...........................      (114,037)     (114,037)
                                                      ----------    ----------
                                                       3,793,333     3,539,916
                                                      ----------    ----------
                                                      $5,995,657    $5,038,425
                                                      ==========    ==========

The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                             Schedule of Investments
                               September 30, 1998
                                   (Unaudited)

                                                   NUMBER        COST
                                                     OF         AND/OR       FAIR
COMPANY                                         SHARES OWNED    EQUITY       VALUE
-------                                         ------------    ------       -----
CONTROLLED COMPANIES
COMMON STOCKS - PRIVATE
  MARKET METHOD OF VALUATION (a)(e)
VP Sports, Inc. .........................
  Entity formed to seek acquisitions
  in the manufacturing segment of
  the sporting goods and leisure-
  time industry .........................         2,000,000   $  250,000   $1,000,000

COMMON STOCKS - BOARD APPRAISAL
  METHOD OF VALUATION
First Teleservices Corporation
  Fee-based financial services ..........               100      565,639      565,639

COMMON STOCKS - COST METHOD
  OF VALUATION
Triumph Sports Group
  Entity formed to seek acquisitions
  in the non-manufacturing licensed
  and supplemental segments of the
  sporting goods and leisure-time
  industry ..............................         1,500,000      375,000      375,000
First Telebank Corporation
  Bank acquisition company ..............            20,000      200,000      200,000

AFFILIATED COMPANIES
COMMON STOCKS - PUBLIC MARKET
  METHOD OF VALUATION (c)(e)
RDM Sports Group
  Manufacturer of fitness
  equipment and juvenile products .......         4,979,437    1,088,815       22,407

OTHER - PUBLIC MARKET METHOD
  OF VALUATION
RDM Sports Group                             8% Convertible
  Manufacturer of fitness                      Subordinated
  equipment and juvenile products .......        Debentures      150,682         --
                                                              ----------   ----------

   Sub-Total
   CONTROLLED AND AFFILIATED COMPANIES ..                      2,630,136    2,163,046
                                                              ----------   ----------

                                                                     (Continued)
The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                        Schedule of Investments (Page 2)
                               September 30, 1998
                                   (Unaudited)

                                                   NUMBER        COST
                                                     OF         AND/OR       FAIR
COMPANY                                         SHARES OWNED    EQUITY       VALUE
-------                                         ------------    ------       -----
UNAFFILIATED COMPANIES
COMMON STOCKS - PUBLIC MARKET
  METHOD OF VALUATION
IntraNet Solutions, Inc. (formerly
  MacGregor Sports & Fitness, Inc.)
  Document management services,
    web-based internet software,
    electronic document management
    and demand printing .................           348,250    1,399,096    1,349,468
Zamba (formerly Racotek)
  Medical technology ....................           200,000      814,907      375,000
NevStar Gaming Corporation
  Gaming development ....................             7,000       38,500        7,000

COMMON STOCKS - PRIVATE MARKET
  METHOD OF VALUATION (a)(e)

All Systems Go
  Software development ..................         20,000(b)       25,000       25,000

Ocean Power Technology
  Alternative energy ....................         35,714(b)       40,000       98,214
  research and development ..............           100,000         --        275,000

Gain, Inc. ..............................
  Male vascular devices .................         20,000(b)       50,000       50,000

Juice Island
  Health food stores ....................         10,000(b)       20,000       20,000

WARRANTS (f)(e)
Juice Island
  Health food stores ....................             2,500         --           --
                                            ---------------   ----------   ----------

  Sub-total
  UNAFFILIATED COMPANIES ................                      2,387,503    2,199,682
                                                              ----------   ----------

  Total
  ALL COMPANIES .........................                     $5,017,639   $4,362,728
                                                              ==========   ==========

                                                                     (Continued)
The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                        Schedule of Investments (Page 3)
                               September 30, 1998
                                   (Unaudited)

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

                                  EQUITEX, INC.
                             Schedule of Investments
                                December 31, 1997

                                                   NUMBER        COST
                                                     OF         AND/OR       FAIR
COMPANY                                         SHARES OWNED    EQUITY       VALUE
-------                                         ------------    ------       -----
CONTROLLED COMPANIES
COMMON STOCKS - PRIVATE
  MARKET METHOD OF VALUATION (a)(e)
VP Sports, Inc. .........................
  Entity formed to seek-out
  acquisitions in the sports
  and health products industries ........         2,000,000   $  250,000   $1,000,000

AFFILIATED COMPANIES
COMMON STOCKS - PUBLIC MARKET
  METHOD OF VALUATION (c)(e)
IntraNet Solutions, Inc. (formerly
  MacGregor Sports & Fitness, Inc.)
  Document management services,
    web-based internet software,
    electronic document management
    and demand printing .................           473,250    1,410,776    2,498,529

RDM Sports Group (formerly
  Roadmaster Industries, Inc.)
  Manufacturer of fitness
  equipment and juvenile products .......         4,979,437    1,088,815        4,481

OTHER - PUBLIC MARKET METHOD
  OF VALUATION
RDM Sports Group                             8% Convertible
  Manufacturer of fitness                      Subordinated
  equipment and juvenile products .......        Debentures      150,682        1,750
                                                              ----------   ----------

   Sub-Total
   CONTROLLED AND AFFILIATED COMPANIES ..                      2,900,273    3,504,760
                                                              ----------   ----------

UNAFFILIATED COMPANIES
COMMON STOCKS - PUBLIC MARKET
  METHOD OF VALUATION
IVI Publishing
  Publishing technology .................            25,000      116,881       64,063
Racotek
  Medical technology ....................            75,000      377,391      110,156
NevStar Gaming Corporation
  Gaming development ....................             7,000       38,500       18,750

The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                        Schedule of Investments (Page 2)
                                December 31, 1997

                                                   NUMBER        COST
                                                     OF         AND/OR       FAIR
COMPANY                                         SHARES OWNED    EQUITY       VALUE
-------                                         ------------    ------       -----
COMMON STOCKS - PRIVATE MARKET
  METHOD OF VALUATION (a)(e)
All Systems Go
  Software development ..................         20,000(b)       25,000       25,000

Ocean Power Technology
  Alternative energy
  research and development ..............         35,714(b)       40,000       98,214
                                                    100,000         --        275,000
Gain, Inc.
  Male vascular devices .................         20,000(b)       50,000       50,000

Juice Island
  Health food stores ....................         10,000(b)       20,000       20,000

WARRANTS (f)(e)
Nationsmart
  Consumer services .....................            10,000         --             50

Juice Island
  Health food stores ....................             2,500         --           --
                                            ---------------   ----------   ----------

  Sub-total
  UNAFFILIATED COMPANIES ................                        667,772      661,233
                                                              ----------   ----------

  Total
  ALL COMPANIES .........................                     $3,568,045   $4,165,993
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

                                  EQUITEX, INC.
                            Statements of Operations
                                   (Unaudited)

                                             FOR THE THREE                  FOR THE NINE
                                              MONTHS ENDED                  MONTHS ENDED
                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                           1998          1997            1998          1997
                                       -----------    -----------    -----------    -----------
Revenues
   Interest and dividends ..........   $    16,128    $       130    $    40,324    $    30,731
   Consulting fees .................          --             --          375,000           --
   Administrative fees .............           120             43          2,325         26,315
   Miscellaneous ...................          --              652           --           67,112
                                       -----------    -----------    -----------    -----------
                                            16,248            825        417,649        124,158
Expenses
   Salaries and consulting fees ....        75,154         87,147        225,460        241,017
   Officer's bonus .................       714,777        (16,120)       802,342        125,462
   Office rent .....................         7,501         11,724         23,689         26,724
   Legal and accounting ............       225,288         37,304        276,077         69,864
   Employee benefits ...............        37,186         97,811        169,947        173,823
   Advertising and promotion .......         9,510            465         15,065          1,959
   Other general and administrative         53,589         19,554        224,759        103,972
   Interest ........................        29,606         23,931         77,135         59,874
   Loss on indemnification agreement          --          599,813           --          599,813
   Bad debt expense ................          --            7,036         15,703          7,036
   Depreciation and amortization ...         2,532          2,801          7,888          8,623
                                       -----------    -----------    -----------    -----------
                                         1,155,143        871,466      1,838,065      1,418,167

Net investment gain (loss) .........    (1,138,895)      (870,641)    (1,420,416)    (1,294,009)

Net realized gain on investments
   and net unrealized gain on
   investments:

   Proceeds from sales
   of investments ..................       156,853        364,455      1,018,446        424,713
   Less: cost of investments .......       (19,902)      (417,531)      (258,565)      (499,509)
                                       -----------    -----------    -----------    -----------

Net realized gain (loss) on
   investments before income taxes .       136,951        (53,076)       759,881        (74,796)

Net investment gain (loss) and
   net realized gain on investments
   before income taxes .............    (1,001,944)      (923,717)      (660,535)    (1,368,805)

Income tax benefit (provision) -
   current .........................          --             --             --          (56,307)
Income tax benefit (provision) -
   deferred ........................        87,370        104,385        (63,180)       (16,858)

Recovery of income taxes through
   utilization of net operating
   loss carryforward ...............          --             --             --             --
                                       -----------    -----------    -----------    -----------0

The accompanying notes are a part of this statement.                 (Continued)

                                  EQUITEX, INC.
                        Statements of Operations (Page 2)
                                   (Unaudited)

                                             FOR THE THREE                  FOR THE NINE
                                              MONTHS ENDED                  MONTHS ENDED
                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                           1998          1997            1998          1997
                                       -----------    -----------    -----------    -----------
Net investment gain (loss)
   and net realized gain
   on investments ..................   $  (914,574)   $  (819,332)   $  (723,715)   $(1,441,970)
                                       -----------    -----------    -----------    -----------

Increase (decrease) in
   unrealized appreciation
   on investments ..................      (822,396)    (3,429,554)    (1,252,859)    (4,271,643)

Less income tax benefit
   (provision) applicable to
   decrease (increase) in
   realized appreciation ...........       320,734      1,649,526        488,616      1,977,940
Add: allowance for income
   tax benefit .....................      (488,616)          --         (488,616)          --
                                       -----------    -----------    -----------    -----------
                                          (990,278)    (1,780,028)    (1,252,859)    (2,293,703)
                                       -----------    -----------    -----------    -----------

Net increase (decrease)
   in net assets resulting
   from operations .................   $(1,904,852)   $(2,599,360)   $(1,976,574)   $(3,735,673)
                                       ===========    ===========    ===========    ===========

Increase (decrease) in net
   assets per share ................   $      (.41)   $      (.81)   $      (.48)   $     (1.17)
                                       ===========    ===========    ===========    ===========

Weighted average number
   of common shares ................     4,700,532      3,191,115      4,096,403      3,191,115
                                       ===========    ===========    ===========    ===========

The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                          FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30,
                                                          1998          1997
                                                      -----------   -----------
Cash flows from operating activities:
   Net change in net assets ......................    $(1,976,574)  $(3,735,673)
      Adjustments to reconcile net change in
      net assets to net cash provided by
      operating activities:
        Depreciation and amortization ............         7,888         8,623
        Donation of stock ........................          --           4,136
        Realized (gain) loss on sale of
          investments ............................      (759,881)       74,796
        Unrealized (gain) loss on investments ....     1,252,859     4,271,643
   Proceeds from sales of investments ............     1,018,446       424,713
   Purchase of investments .......................    (1,142,520)      (61,215)
   Collection of notes receivable ................       173,083        20,250
   Issuance of notes receivable ..................      (742,897)      (45,000)
   Transfer of cash to escrow account ............          --        (300,000)
   Changes in assets and liabilities:
      (Increase) decrease in interest receivable .       (25,244)          120
      (Increase) decrease in trade receivables ...       (93,144)       29,339
      (Increase) decrease in accounts
        receivable - brokers .....................        73,741         3,992
      (Increase) in subscriptions receivable .....        (1,446)         --
      (Increase) in prepaid expense ..............       (23,714)      (26,003)
      Decrease in income taxes refundable ........          --         164,459
      (Increase) decrease in deferred income
        tax benefit ..............................        63,180
      Increase in accounts payable and
        other accrued liabilities ................        80,448        37,522
      Increase in accrued liability -
        indemnification agreement ................          --         564,755
      Increase (decrease) in accounts payable
        to brokers ...............................       213,562       (54,405)
      Increase (decrease) in accrued bonus
        to officer ...............................       347,576       125,462
      Increase in income taxes payable ...........          --            --
      Increase (decrease) in deferred income taxes          --      (1,961,081)
                                                      ----------    ----------

      Net cash (used) by operating
        activities ...............................    (1,534,637)     (453,567)

Cash flows from investing activities:
   Purchase of furniture and equipment ...........        (7,394)         --
                                                      ----------    ----------

      Net cash (used) by investing activities ....        (7,394)         --

                                                                     (Continued)

                                  EQUITEX, INC.
                        Statements of Cash Flows (Page 2)
                                   (Unaudited)


                                                          FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30,
                                                          1998          1997
                                                      -----------   -----------
Cash flows from financing activities:
   Issuance of notes payable - officer ...........    $  142,328    $  321,519
   Issuance of notes payable - other .............       247,500       100,000
   Repayment of notes payable ....................      (327,599)         --
   Common stock issued for cash ..................     1,664,352          --
                                                      ----------    ----------

       Net cash provided (used) by
          financing activities ...................     1,726,581       421,519

Increase (decrease) in cash ......................       184,550       (32,048)

Cash, beginning of period ........................         9,187        53,795
                                                      ----------    ----------

Cash, end of period ..............................    $  193,737    $   21,747
                                                      ==========    ==========

Supplemental disclosures of cash flow information:
       Interest paid .............................    $   67,874    $   55,332
                                                      ==========    ==========

       Interest received .........................    $   15,079    $   30,851
                                                      ==========    ==========

Non-cash financing activities:
   Common stock issued for common
       stock of previously unrelated
       entity ....................................    $  565,639    $     --
                                                      ==========    ==========

                                  EQUITEX, INC.
                     Selected Notes to Financial Statements
                               September 30, 1998
                                   (Unaudited)


NOTE 1.   INVESTMENTS
          a. Investment in Triumph Sports
          During the first and second quarter of 1998, the Company has received 1,000,000 and 500,000 shares, respectively, of the common stock of Triumph Sports, a private company formed for the purpose of seeking out and acquiring an operating entity in the non-manufacturing licensed and supplemental segments of the sporting goods and leisure-time industry. The stock was received in exchange for consulting services valued at $375,000. The Company's president is also the President and a director of Triumph Sports.

          b. Investment in First Teleservices Corporation (FTC)
          Effective August 13, 1998, the Company acquired all of the outstanding common shares of FTC in exchange for 625,000 shares of Equitex, Inc. common stock. The Company is holding this investment as part of its investment pool until such time as it might elect to de-certify as a BDC. The Board of Directors used the Board appraisal method of valuation for this investment and recorded this investment at $565,639, which was the net asset value of FTC's underlying assets and liabilities at the acquisition date.

NOTE 2.   RELATED PARTY TRANSACTION
          In May 1998 a director of the Company executed a promissory note for $45,472 in payment for 39,200 shares of Equitex, Inc. common stock at $1.16 per share purchased pursuant to the March 1998 private placement. The note is due in December 1998 and bears interest at 8%.

NOTE 3.   NOTE PAYABLE
          In September 1998 an unrelated entity loaned the Company $247,000 pursuant to a note agreement. The note bears interest at 10% per annum, is personally guaranteed by the Company's President, and is secured by 200,000 shares of Equitex, Inc. common stock owned by an entity controlled by the Company's President. Both principal and interest are due in one lump sum on December 15, 1998. In addition, the Company has promised, subject to stockholder approval, to issue warrants to the noteholder to purchase 25,000 shares of the Company's common stock exercisable at $5 per share for a period of five years from the date of issuance. If shareholder approval is not obtained by December 31, 1998, then the Company's President must transfer to the noteholder, 10,000 shares of his personal shares of the Company's common stock.

NOTE 4.   BONUS ARRANGEMENT WITH OFFICER
          In August 1998 the Company's Board of Directors finalized a new bonus arrangement with the Company's president as recommended by an outside consulting firm. The annual bonus is to be calculated quarterly and is based on a combination of 1 percent of the Company's assets combined with 5 percent of the increase in the market value of the Company's common stock each quarter.

          The new bonus arrangement is effective January 1, 1998. The bonus accrual at September 30, 1998 has been adjusted to reflect the terms of the new bonus arrangement.

                                                                     (Continued)

                                  EQUITEX, INC.
                     Selected Notes to Financial Statements
                               September 30, 1998
                                   (Unaudited)


NOTE 5.   PRIVATE PLACEMENTS OF COMMON STOCK
          In March 1998 the Company's Board of Directors authorized a private placement offering of the Company's common stock. The Company was authorized to sell up to 500,000 shares of its common stock at $1.16 per share. As of the close of the private placement on May 21, 1998, 499,200 shares were sold.

          On June 29, 1998 the Company's Board of Directors authorized an additional private placement of the Company's common stock. The Company is authorized to sell up to 750,000 shares of its common stock at $3.25 per share. As of September 30, 1998, 246,000 shares have been sold. Subsequent to September 30, 1998, an additional 120,000 shares were sold.

NOTE 6.   STOCK OPTIONS
          In June 1998 the Board of Directors granted stock options to two independent directors to purchase up to 75,000 shares each of the Company's common stock at $3.19 per share which was the closing stock price at the date of grant. Such options are subject to the Company's decertification as a BDC.

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

          All of these options were issued at the closing stock price at date of grant, and all options expire five years from date of grant. As of September 30, 1998, 12,000 shares of non-qualified options issued to employees were exercised. Subsequent to September 30, 1998, an additional 59,000 shares of non-qualified stock options were exercised.

NOTE 7.   PROPOSED DECERTIFICATION AS A BDC
          At a meeting held on April 3, 1998, the Company's stockholders approved a proposal authorizing the Company to change the nature of its business and withdraw its election as a Business Development Company (BDC) under the Investment Company Act of 1940. The withdrawal will become effective when the Securities and Exchange Commission receives the Company's official notice of election of withdrawal. The Company does not intend to file its election of withdrawal until such time as it is relatively certain that it will qualify as an operating business rather than an investment company.

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

     LIQUIDITY AND CAPITAL RESOURCES
     Of the Registrant's liabilities of $2,202,324 at September 30, 1998, the Registrant had no amounts due to banks. This compares to total liabilities of $1,498,509 at December 31, 1997. The Registrant is not obligated to discharge a significant portion of its liabilities in the near future except for a note payable of $247,500 which matures in December 1998. However, the Registrant intends to extinguish these remaining liabilities to make other investments as cash flow permits.

     In connection with its investments, the Registrant is required, from time to time, to make loans to its investees in order to protect its investments. As a result of these loans as well as other notes receivable, the Registrant carried notes receivable of $942,552 and $418,210 at September 30, 1998 and December 31, 1997, respectively. The majority of the increase in notes receivable at both of these dates as compared to 1996 is the result of the Registrant covering portions of expenses and start-up costs for three new investees during the latter part of 1997 and continuing into 1998. As these companies complete mergers or acquisitions, or raise capital through private or public offerings, these notes may be repaid or otherwise extinguished although no assurance can be given at this time that such repayments will take place.

     The Registrant's cash position increased by $193,737 at September 30, 1998 as compared to December 31, 1997. Net cash used by operating activities was $1,534,637 for the first nine months of 1998 as compared to $453,567 used in the first nine months of 1997. No one use or provision of cash from operating


                                                                     (Continued)

PART I.  FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

activities accounted for the change from 1998 to 1997. Cash flows from investing activities used $7,394 for the purchase of fixed assets in 1998 compared to $0 in the first nine months of 1997. The cash provided by financing activities of $1,726,581 in 1998 was derived primarily from sales of the Registrant's common stock in private placement offerings combined with an overall net increase in notes payable of $62,000.

     The Registrant's sources of income to defray operating overhead are derived from consulting fees, transaction fees gained from the Registrant assisting both existing and new investees in structuring and completing mergers, acquisitions or asset-based financing transactions, administrative fees through which the Registrant directly apportions a certain amount of its operating overhead to investees as warranted to help defray operating costs, and sales of the Registrant's investments. During 1997 and the first nine months of 1998, the Registrant's sources of income were not sufficient to cover its operating overhead and it is anticipated this trend will continue during the remainder of 1998. In order to cover its operating costs, additional cash was generated through sales of the Company's common stock, the sale of portfolio securities, and through issuance of net additional notes payable of $62,000 in 1998.

     The Registrant's liquidity is affected primarily by the business success, securities prices and marketability of its investee companies and by the amount and timing of any new or incremental investments it makes. The Registrant has sold and anticipates that it will continue to offer limited private placements of the Registrant's common stock in order to maintain or increase its present liquidity. Although the Registrant's ability to liquidate portions of its portfolio companies have increased as the restrictions as to resale end, the Registrant generally is a long-term holder of its investments and therefore does not necessarily liquidate them upon the expiration of these restrictions. As the Registrant cannot forecast the types of large-scale sales which generate significant profits, the Registrant has not typically relied on sales of this large nature for its financing needs. However, as the Registrant expects lower transaction and consulting fees and therefore reduced revenue during 1998, sales of portfolio securities may be necessary for its financing needs. The Registrant expects that additional funds from sales of its common stock through a private placement will continue during the fourth quarter of 1998.

     The Registrant's largest investee company is IntraNet, a publicly held company which provides document handling, storage and retrieval solutions to Fortune 1000 companies utilizing internet and intranet technologies. For the six months ended September 30, 1998, the latest available date, IntraNet had total revenues of $8.4 million and a net loss of $700,000. Highlights for IntraNet for the six months ended September 30, 1998 included the sale of IntraNet's hardware integration unit to Osage Systems Group, Inc. effective September 30, 1998. The sale was completed for a purchase price of $1.6 million, and certain future financial consideration, dependent on the performance of the unit divested over the next two years. IntraNet also posted its first profitable quarter for the

                                                                     (Continued)

PART I.  FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

quarter ended September 30, 1998 with net income attributable to common stockholders of $242,000. In addition, in May 1998, IntraNet issued $3,000,000 of Series B 4% Convertible Preferred Stock.

     On August 29, 1997 RDM Sports Group, Inc. ("RDM") filed Chapter 11 bankruptcy petitions for the company and all of its subsidiaries with the U.S. Bankruptcy Court for the Northern District of Georgia and ceased all operations. As part of the ongoing bankruptcy proceedings, certain of RDM's assets have been sold to pay creditors and no plan of reorganizations has been filed to date. Following the initiation of this bankruptcy proceeding, the fair value of the Registrant's investment in RDM was substantially reduced so that at September 30, 1998 and December 31, 1997, the Registrant had a cost basis of $1,239,497 in its investment in RDM with fair value of $22,407 and $6,231, respectively.

     As of September 30, 1998, the Registrant had made no other material commitments for capital expenditures or loans to investees. However, the Registrant may be required to make such expenditures or loans during the remainder of 1998, the amount of which is unknown at this time. The Registrant expects that it will continue to sell certain of its investments, resulting in additional realized gains, during the remainder of the current year. At the discretion of the Board of Directors, the Registrant also may sell certain of its investments resulting in a realized loss in order to prevent further losses from occurring.

     RESULTS OF OPERATIONS
     Revenues  for the three  and nine  months  ended  September  30,  1998 were
$16,248 and $417,649, respectively, as compared to $825 and $124,158, respectively, for the three and nine months ended September 30, 1997. The increase in revenues for 1998 over 1997 is primarily the result of the consulting fee revenue recognized relative to the Registrant's newest investee company, Triumph Sports (Triumph). The Registrant received stock in Triumph in exchange for consulting services. In the first nine months of 1997, the Registrant received payments of $65,850 on notes receivable which had been written off in prior years. In the past, the Registrant has received consulting fees on both a monthly contract basis as well as on a per transaction basis when assisting investees with acquisitions, refinancing or restructuring, however, the timing, nature and amount of these fees cannot be predicted. The Registrant expects that overall 1998 revenues, other than the Triumph consulting fees, will be similar to those of 1997.

     The realized gain on investments before income taxes for year-to-date 1998 was $759,881 as compared to a loss of $74,796 in 1997. Proceeds from sales of investments were significantly higher in 1998 than 1997. A majority of the sales of investments in 1998 was IntraNet Solutions common stock. While the restrictions as to resale on many of the Registrant's investments continue to diminish, the opportunity for the sale of large portions of the investments cannot be predicted. However, the Registrant currently has fewer positions in its portfolio which are valued utilizing the public market method and presently believes there is sufficient market liquidity for the Registrant to conduct an orderly sale of any position over a relatively short period of time.

                                                                     (Continued)

PART I.  FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).


     Expenses for the first nine months of 1998 were $1,838,065 as compared to $1,418,167 in the first nine months of 1997, an increase of 30%. While the Registrant's expenses were fairly similar in many categories, significant changes were recorded in officer's bonus, legal and accounting, bad debt expense, and other general and administrative in 1998. The officer's bonus was significantly higher as a result of the Registrant's finalization of a new bonus arrangement with the Company's president as recommended by an outside consulting firm. The annual bonus is to be calculated quarterly and is based on a combination of 1 percent of the Company's assets combined with 5 percent of the increase in the market value of the Company's common stock each quarter. The new bonus arrangement is effective January 1, 1998. The bonus accrual at September 30, 1998 has been adjusted to reflect the terms of the new bonus arrangement. In addition, legal and accounting expense increased during 1998 primarily due to legal fees associated with the RDM bankruptcy situation, and with the litigation relative to the Registrant's contract deposit receivable. The bad debt provision increased as a result of additional lending activity which occurred in the latter half of 1997. Other general and administrative expenses increased as a result of additional costs associated with the April shareholders meeting, and the private placements. The 1998 increases in these expense categories were offset somewhat by the nonrecurring loss on indemnification agreement of $599,813 which occurred in the third quarter of 1997. The Registrant currently believes that expenses for the fourth quarter of 1998 will continue at levels similar to those of 1997 should the Registrant continue to operate as a BDC. Should the Registrant decertify as a BDC as set forth below, the Registrant is unable to estimate its expenses for later in 1998.

     For the nine months ended September 30, 1998, unrealized appreciation of investments decreased $1,252,859 as compared to a decrease of $4,271,643 for the comparable period of 1997. The decrease in 1998 was caused by some of the unrealized gains of IntraNet being converted to realized gains during 1998. During the nine months ended September 30, 1997, the Registrant's investments in RDM and IntraNet were experiencing significant market value declines. As there is no way to predict the future value of the Registrant's investment portfolio, the Registrant cannot predict future changes in the unrealized value of its investments, however, the Registrant is encouraged by recent developments with respect to IntraNet, and a new investee, VP Sports, which the Registrant added during 1997, and which the Registrant believes will enhance its portfolio in 1998. Overall, the net decrease in net assets resulting from operations was $1,976,574 for 1998 as compared to a decrease of $3,735,673 for the comparable period of 1997.

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


fluctuations of its investee companies that have occurred over the past few years. During the past several years, the Registrant had been concentrating its efforts on assisting its existing portfolio companies and therefore had not made any major new investments. During 1997, the Registrant added a major new investee company, VP Sports, and in the first quarter of 1998 added another new investee, Triumph Sports. Effective August 1998, another new investee, First Teleservices Corporation (FTC) was added. The Company acquired all of the outstanding common shares of FTC, a development stage company which intends to operate in the fee-based financial services industry, in exchange for 625,000 shares of Equitex, Inc. common stock. Until such time as more mature investments are added, the Registrant will continue to be susceptible to market fluctuations as long as it continues to operate as a BDC.

     At a special meeting of stockholders held on April 3, 1998, the Registrant's stockholders approved a proposal authorizing the Registrant to change the nature of its business and withdraw its election as a BDC under the Investment Company Act. The Registrant's Board of Directors has adopted a plan which began with stockholder approval for the Registrant to withdraw as a BDC, with the intent of becoming an operating company. The Registrant is actively pursuing business opportunities to acquire or otherwise purchase an ongoing operating business in the banking industry while also pursuing other alternatives in other industries. The Registrant has not reached a level in its discussions which would lead it to believe that any particular acquisition, purchase or merger is likely to occur with any of the opportunities it has pursued to date; however, based on the types of discussions held so far, the Registrant believes that a transaction of this nature could be completed within twelve months following stockholder approval of the proposal. Further, the Board believes that with the flexibility and authority to withdraw as a BDC prior to entering into any definitive acquisition or merger agreement, the Registrant has increased its ability to attract interested businesses which it may acquire or consider merging with.

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

     Presently, the Company has determined it should not be at risk internally as a result of year 2000 date conversions and does not anticipate any significant expenditures will be required for internal software failures. There can be no assurance, however, that the company will not be affected by outside

                                                                     (Continued)

PART I.  FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).


and third party failures from service providers such as banks, stock brokerage firms, transfer agents, and other businesses with whom the Company does business. While the Company will make every effort to determine its exposure with respect to such businesses, there can be no assurance such failures will not take place and presently there is no accurate way to determine any costs the Company may incur should such failures occur.

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

Item 3.        Defaults Upon Senior Securities
               None

Item 4.        Submission of Matters to a Vote of Security Holders
               None

Item 5.        Other Information
               None

Item 6.        Exhibits and Reports of Form 8-K

                  (a)     Financial data schedule for SEC registrants
                  (b) The Company filed no reports on Form 8-K during the quarter covered by this report

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  EQUITEX, INC.

                                  (Registrant)



                                   By /s/ Henry Fong
                                      ------------------------------------
                                      Henry Fong
                                      President, Treasurer and Chief
                                      Financial Officer


Date: November 19, 1998