Form 10KSB
period 1998-12-31
EQUITEX INC
filed 1999-04-14
CIK 716101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
================================================================================
       /X/      ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                For the fiscal year ended: DECEMBER 31, 1998

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

Issuer's revenues for its most recent fiscal year:  $447,840

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $86,676,429 based on the last sale price of the Registrant's common stock on April 9, 1999, ($17.875 per share) as reported by the Nasdaq Stock Market.

The issuer had 6,028,715 shares of common stock outstanding as of April 9, 1999.

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

ITEM 1. DESCRIPTION OF BUSINESS.

(a) Business Development

     (1) The Registrant was organized under the laws of the State of Delaware in 1983 and elected to become a business development company and be subject to the applicable provisions of the Investment Company Act in 1984. Until January 4, 1999, Equitex, Inc. (the "Registrant") was a business development company ("BDC") which is a form of closed-end, non-diversified investment company under the Investment Company Act of 1940 (the "Investment Company Act"). A business development company generally must maintain 70% of its assets in new, financially  troubled  or  otherwise  qualified  companies,  known  as  investee companies, and offers significant managerial assistance to such companies. Business development companies are not subject to the full extent of regulation under the Investment Company Act. (See Item 1 (b) (8) "Regulation - Business Development Companies" below). The Registrant primarily was engaged in the business of investing in and providing managerial assistance to developing companies which, in its opinion, would have a significant potential for growth. The Registrant's investment objective was to achieve long-term capital appreciation, rather than current income, on its investments. On January 4, 1999, the Registrant withdrew its election to be treated as a BDC subject to the Investment Company Act. The Company has elected to be treated for a maximum period of one year as a "transient investment company" as that term is defined in Rule 3a-2 under the Investment Company Act of 1940.

     On December 12, 1996, the Registrant announced that it intended to implement a withdrawal of its election as a BDC under the Investment Company Act. The Registrant prepared a detailed plan which addressed the corporate governance issues and process which must be followed for decertification including the legal, accounting, securities listing and other effects of such withdrawal on the Registrant. At a meeting held on April 3, 1998, the Registrant's stockholders authorized the Registrant to change the nature of its business and withdraw its election as a BDC under the Investment Company Act.

The withdrawal would become effective only upon the Securities and Exchange Commission's receipt of the Registrant's notice of election of withdrawal within a period of one year from the date of vote. On January 4, 1999, the Registrant filed its withdrawal and elected to be treated for a maximum period of one year as a "transient investment company" as that term is defined under the Investment Company Act. Following the withdrawal, the Registrant is no longer subject to the regulatory provisions of the Investment Company Act for BDCs, such as insurance, custody, composition of the board, affiliated transactions and compensation arrangements. Despite the Registrant's withdrawal of its election as a BDC, the Registrant continues to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Exchange Act, the Registrant continues to file periodic reports on Form 10-KSB and Form 10-QSB, as well as reports on Form 8-K and proxy statements and any other reports required under the Exchange Act.

     The Registrant's Board of Directors adopted a plan which began with stockholder approval for the Registrant to withdraw as a BDC, with the intent of becoming an operating company. On August 13, 1998, the Registrant acquired all of the outstanding stock of First TeleServices Corp. in exchange for 625,000 shares of the Registrant=s common stock. As a result of the transaction, FTC became a wholly owned subsidiary of the Company. FTC is a fee-based financial services organization consisting of a database marketing division, consumer finance division, an inbound/outbound calling center, and an operations center. FTC has developed strategic alliances with a number of nationwide organizations to outsource the products and services it offers.

     In the fourth quarter of 1998, the Registrant acquired 9.9% of the outstanding common stock of First TeleBanc Corp. ("FTB"), a bank holding company which operates through its wholly owned subsidiary, Boca Raton First National Bank, in Boca Raton, Florida. FTB intends to focus as a `direct to the consumer bank' on a national level. It will use the Internet, including electronic payment processing, to facilitate e-commerce transactions, and call center technology to deliver its products and services to its customers 24 hours a day, 7 days a week. On April 9, 1999, the Registrant signed a letter of intent to merge FTB with and into the Registrant. Consummation of the merger is subject to certain conditions and adjustments.

     As an operating company, the nature of the Registrant's business will change from investing in a portfolio of securities to achieve gains on appreciation and dividend income, to becoming actively engaged in the management of a business or businesses for the generation of income from those operations. Thus, withdrawal of the Registrant's election as a BDC will result in a significant change in the Registrant's method of accounting from the value method of accounting required of investment companies to either fair value or historical cost accounting, depending on the classification of the investment and the Registrant's intent with respect to the period it intends to hold the investment.

     Over the past several years as a BDC, the Registrant concentrated its efforts in acquiring interests in more mature investee companies, in some cases, through asset-based financing transactions. In that regard, the Registrant devoted more of its time to providing managerial assistance to fewer companies, most of which time over the past several years was devoted to investees RDM Sports Group, Inc. and IntraNet Solutions, Inc., which constituted a significant portion of the Registrant's investment portfolio. The President of the Registrant was President and a director of RDM Sports Group from 1987 to June 1997 and was director of IntraNet Solutions and its predecessor from February 1991 to October 1997.

     During the fourth quarter of 1997, the Registrant received 2,000,000 shares of common stock of VP Sports, Inc. ("VP Sports") in payment for the transfer of a letter of intent for the acquisition of an unrelated company involved in the sporting goods business as well as merger and acquisition advisory services rendered to VP Sports. The total value for the transfer and services was $250,000 which represents the Registrant's cost basis for the shares. During

1998, VP Sports executed a letter of intent for the acquisition of a North American manufacturing company. No definitive agreement has been reached to date, however, VP has received a financing commitment for asset based lending and is completing with that lender a final due diligence review. While there is no assurance the acquisition will be completed, VP anticipates signing a definitive agreement during the first half of 1999.

     During 1998, the Registrant received 1,500,000 shares of the common stock of Triumph Sports, Inc. ("Triumph") in payment of merger and acquisition advisory services totaling $375,000. During 1997, Triumph was unsuccessful in its attempt to acquire a golf accessory manufacturer. During 1998, Triumph acquired and currently operates four health food, nutritional and supplement related retail outlets in the South Florida area. Triumph became an authorized franchisee of General Nutrition Centers ("GNC") which stores comprise two of those operated. As of the date of this report, Triumph is negotiating for the purchase of an additional GNC location, the success of which acquisition cannot be assured.

     In November 1997, the Registrant was notified by the Nasdaq Stock Market that the Registrant failed to meet the minimum maintenance requirements for continued listing on the Nasdaq National Market. As a result of this notification and subsequent review by Nasdaq of materials provided by the Registrant, on February 19, 1998 a hearing was held to consider the Registrant's plan for continued compliance with the maintenance requirements and a determination was made to move trading of the Registrant's common stock to the Nasdaq SmallCap Market effective March 13, 1998. The Registrant's common stock continues to trade on the Nasdaq Stock Market SmallCap Market under the symbol EQTX.

     (a)(2)(3) During the year ended December 31, 1998, the Registrant has not been involved in any bankruptcy, receivership or similar proceedings; has not undergone material reclassification, merger or consolidation; has not acquired or disposed of any material amount of assets otherwise than in the ordinary course of business; and has not experienced any material change in its mode of conducting business. However, on January 4, 1999, the Registrant filed a withdrawal of its election as a business development company to become an operating company. [See Item 1(a)(1) above for an explanation of the Registrant's withdrawal on January 4, 1999 of its election as a BDC]

(b) Business of Issuer

     (1)(2)(3)(4) As a result of the Registrant's decertification as a business development company, the Registrant is now a holding company which operates through its wholly owned subsidiary, FTC. FTC is a fee-based financial services organization consisting of a database marketing division, consumer finance division, an inbound/outbound calling center, and an operations center. FTC has developed strategic alliances with a number of nationwide organizations to outsource the products and services it offers.

     FTC only recently began operations and has not yet generated income. As a marketing arm for financial institutions, FTC will perform as a consumer finance company, offering a broad array of financial products and services to the sub-prime market. These products will be developed and serviced through correspondent relationships with companies specializing in those particular products which include:

         *        debt transfer servicing
         *        balance transfer servicing
         *        secured credit cards
         *        sub-prime mortgage loans
         *        sub-prime auto loans
         *        prepaid calling cards
         *        prepaid residential long distance service
         *        prepaid cellular service
         *        insurance products
         *        other selected products and services

     The calling center is the engine that drives the product delivery system; eventually handling tens of thousands of inbound and outbound calls monthly. The inbound calls will be the result of various targeted media programs and the by-product of FTC's customer base, which is anticipated to grow to hundreds of thousands of consumers. The outbound calls will be the result of cross selling large data bases of customers a variety of products and services offered on a brokered basis through the Registrant's strategic alliances. Through interactive voice response technology, the latest call center software and hardware, and a well-trained staff of customer service representatives, telemarketers and telebankers, FTC will be able to turn these calls into revenue while operating at the highest level of efficiency. The call center functions have been outsourced to The Scribers, Inc. in Lansing, Michigan, an experienced call center services company.

     Initially, FTC will offer secured credit cards to large data bases of customers through its debt transfer servicing program. ADebt transfer servicing@ is a term used in the collection industry which means using a new loan account number to service and collect debt purchased in the secondary market. As customers continue to make payments on their new accounts, thereby rehabilitating their credit, the Registrant will begin cross selling other financial and telecommunications products on a fee basis without the risk of extending credit. A debt transfer servicing agreement has already been signed with a Midwest financial services firm that has a large network of collection agencies. In addition, FTC recently entered into a joint venture agreement with a southeastern financial services company which has acquired a portfolio of 13,000 accounts representing receivables in excess of $100 million.

     FTC believes that it differs from other financial services organizations in that it understands and will specialize in handling the sub-prime consumer and offer that consumer only those products and services they need. The Registrant will target those financial institutions which recognize the potential in the sub-prime market and have relationships with strategic alliances already working with this market.

     (5) The Registrant does not require raw materials.

     (6) The Registrant's business is dependent upon the alliance partnerships it maintains with other organizations for referral of debt portfolios which generate new customers. Because the Registrant=s business is ultimately dependent upon the quantity and quality of these alliance partnerships, the Registrant must actively seek out new partnerships while maintaining and evaluating its current relationships. If any of these alliance partners fail to deliver quality products or services on a timely basis, and if the Registrant is unable to develop alternative sources as required, dissatisfied clients may turn to other sources to provide the products or services they desire which may adversely affect the Registrant's business.

     (7) The Registrant holds no patents or trademarks, and has no interest in any franchises, concessions, royalty agreements or labor contracts.

     (8)(9) The Registrant is not subject to any governmental approval for its products and services. Because the Registrant is dependent upon alliance partnerships, the Company can provide no assurance that future regulatory, judicial, legislative or political considerations will permit these partners to offer their products and services, that regulators or third parties will not raise material issues regarding the compliance of these partners with applicable laws or regulations, or that these regulatory, judicial, legislative or political decisions will not have an adverse effect on the ability of these alliance partners to provide the products and/or services.

     (10) The Registrant has incurred no research and development costs in each of the last two fiscal years and does not anticipate any such expenditures in the near future.

     (11) The Registrant is not subject to any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

     (12)The Registrant currently employs four persons all of whom are full-time employees. In addition, FTC employs two full-time employees.


ITEM 2. DESCRIPTION OF PROPERTY.

(a) Description of Principal Plants and other Property

     The Registrant's principal office is located at 7315 East Peakview Avenue, Englewood, Colorado 80111. The Registrant leases this space, consisting of approximately 1,800 square feet, for $2,500 per month, from a partnership in which the Registrant's president is the partner. The Registrant believes these terms to be no less favorable than those which could be obtained from a non-affiliated party for similar facilities in the same area. The Registrant also leases at the market rate for such facilities in the area an executive office in Palm Beach Gardens, Florida where it shares secretarial and office facilities with several other lessees.

(b) Investment Policies

     The Registrant currently does not invest in real estate, real estate mortgages, or securities of persons who primarily engage in real estate activities. Although the Registrant does not currently make investments as described above, and currently has no intention to make such investments in the near future, it is limited in making such investments only as described in Item 1.(b) "Regulation - Business Development Companies". (c) Description of Real Estate and Operating Data

     The Registrant does not own real property, the book value of which amounts to ten percent or more of the total assets of the Registrant.

ITEM 3. LEGAL PROCEEDINGS.

     The Registrant is a plaintiff in a declaratory judgement action, EQUITEX, INC. AND HENRY FONG V. BERTRAND T. UNGAR, Case No. 98 CV 2437 (District Court, Arapahoe County, Colorado), commenced in July 1998, asserting that the Registrant has no obligation to Mr. Ungar for indemnification and defense claims which Ungar had previously asserted against the Registrant. Ungar filed counter-claims which alleged that while acting as an attorney and business advisor for Equitex, he had incurred tort liabilities to third parties, and that Registrant, as his client, owed him a fiduciary duty and other alleged duties, and therefore should indemnify and reimburse him for his losses and costs of defense in the actions with third parties, an amount allegedly in excess of $1,000,000. The Registrant is vigorously pursuing its claims and will defend the counterclaims.

     The registrant is a defendant in the cases of THEOHAROUS, ET AL. V. HENRY FONG, EQUITEX, INC., CHARLES E. SANDERS AND METROMEDIA INTERNATIONAL GROUP, INC., Civil Action No. 1-98-CV-2366 (U.S. District Court for the Northern District of Georgia), and LESLIE SCHUETTE, ET AL. V. HENRY FONG, EQUITEX, INC., CHARLES E. SANDERS AND METROMEDIA INTERNATIONAL GROUP, INC., Civil Action No. 1-98-CV-2366 (U.S. District Court for the Northern District of Georgia). These alleged class actions on behalf of a purported class of stockholders of RDM Sports Group, Inc. ("RDM") were filed on August 19, 1998, and October 19, 1998, respectively. Both cases assert that during 1996 and 1997, the defendants (including the Registrant) made numerous allegedly false statements and overly optimistic predictions regarding the business and financial condition of RDM in the press releases and public filings of RDM, with knowledge of their falsehood, thereby misleading RDM stockholders. The complaints allege that the defendants, (including the Registrant) violated Section 10 (b) of the Securities Exchange Act and SEC Rule 10b-5, and that the individual defendants violated Section 20
(a) of the Exchange Act, and seek unspecified compensatory damages, costs, expenses and attorney fees. Registrant did not prepare or review the alleged false statements or predictions. Registrant was not a controlling stockholder of RDM after December 1994, when Metromedia International Group, Inc. acquired 40% of RDM's common stock, while the Registrant held just over 10% of RDM"s outstanding stock. The Registrant intends to seek dismissal of both cases and to vigorously defend these actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On December 4, 1998, the Registrant held an Annual Meeting of its Stockholders. The stockholders re-elected each of the Registrant's three directors to serve until the next Annual Meeting of Stockholders and the votes were cast as follows:
                                        For                 Withhold Authority
                                        ---                 ------------------
  Henry Fong                         3,457,146                    67,056
  Russell L. Casement                3,461,444                    62,758
  Aaron Grunfeld                     3,461,444                    62,758

     Additionally, the following two proposals were presented and voted upon at the meeting and the votes were cast as follows:

     To ratify the appointment of Davis & Co., CPA's, P.C. as the independent auditor of the Registrant for the year ending December 31, 1998.

                        For            Against        Abstain        Non-Voted
                        ---            -------        -------        ---------
  Shares voted       3,446,317         53,260          4,625            -0-

     To approve the issuance of warrants, options or other securities that may be changed into common stock of the Company.

                        For            Against        Abstain        Non-Voted
                        ---            -------        -------        ---------
  Shares voted       2,128,266        1,001,925        18,255         375,756


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)      Market Information

     The principal market in which the Registrant's Common Stock is traded is the over-the-counter market.

     The Registrant's Common Stock trades on the Nasdaq Stock Market under the symbol EQTX. The table below states the quarterly high and low last sale prices for the Registrant's Common Stock as reported by The Nasdaq Stock Market, and represent actual high and low last sale prices.

                                                     Last Sale
         Quarter ended                       High                  Low
         ----------------------------------------------------------------
         1997
         ----
         March 31, 1997                      $3.00                 $1.88
         June 30, 1997                       $2.13                 $1.50
         September 30, 1997                  $1.88                 $0.69
         December 31, 1997                   $1.56                 $0.69

         1998
         March 31, 1998                      $3.57                 $0.81
         June 30, 1998                       $5.31                 $3.00
         September 30, 1998                  $7.13                 $4.50
         December 31, 1998                   $7.50                 $6.50

(b) Holders

     The number of record holders of the Registrant's Common Stock as of April 9, 1999, was 2,460 according to the Registrant's transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name.

(c) Dividends

     The Registrant has not declared or paid cash dividends on its Common Stock, nor does it anticipate paying any cash dividends in the foreseeable future. The Registrant currently intends to retain any future earnings to fund operations and for the continued development of its business. While a BDC, the Registrant made an in-kind distribution of its larger investment positions to its stockholders. Any further in-kind distribution will be made only when, in the judgment of the Registrant's Board of Directors, it is in the best interest of the Registrant's stockholders to do so. It is possible that the Registrant may make an in-kind distribution of securities which have appreciated or depreciated from the time of purchase depending upon the particular distribution. The Registrant has not established a policy as to the frequency or size of distributions and indeed there can be no assurance that any future distributions will be made. To date, only one such distribution has been approved by the Board of Directors and was distributed in April 1988.

(d) Recent Sales of Unregistered Securities

     On November 20, 1997, the Registrant commenced a private placement under which 600,000 shares of its Common Stock were sold to a group of accredited investors for $0.75 per share. No underwriting discounts or commissions were paid. The Company relied upon Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated under the Act.

     On March 13, 1998, the Registrant commenced a private placement under which 499,200 shares of its Common Stock were sold to a group of accredited investors for $1.16 per share. No underwriting discounts or commissions were paid. The Company relied upon Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated under the Act.

     On June 29, 1998, the Registrant commenced a private placement under which 750,000 shares of its Common Stock were sold to a group of accredited investors for $0.75 per share. No underwriting discounts or commissions were paid. The Company relied upon Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated under the Act.


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

     RESULTS OF OPERATIONS. Revenues for the year ended December 31, 1998 were $447,840, an increase of 18% as compared to $378,391 for the year ended December 31, 1997. This increase is primarily the result of an increase in consulting and transaction fees related to the Registrant's receipt of stock in lieu of fees from Triumph Sports. In the past, as a BDC, the Registrant received consulting fees on both a monthly contract basis as well as on a per transaction basis when assisting investees with acquisitions, refinancing or restructuring. With the Registrant's decertification as a BDC and the resulting change to an operating company, the Registrant will rely on the operations of its subsidiary or subsidiaries to generate a majority of its revenues. As the Company only recently decertified as a BDC to become an operating company, the timing, nature and amount of these revenues cannot be predicted. The Registrant cannot accurately predict anticipated revenues for the fiscal year ended December 31, 1999 as a result.

     The realized gain on investments before income taxes for 1998 was $1,108,340 as compared to a gain of $1,003,951 in 1997. A majority of the sales of investments in both 1998 and 1997 were IntraNet Solutions common stock. While the restrictions as to resale on most of the Registrant's publicly traded investments have diminished, the opportunity for the sale of large portions of the investments cannot be predicted. However, the Registrant currently has fewer positions in its portfolio which are valued utilizing the public market method and presently believes there is sufficient market liquidity for the Registrant to conduct an orderly sale of any position over a relatively short period of time.

     Expenses for 1998 were $2,418,245 as compared to $1,813,926 in 1997, an increase of 33%. A significant portion of the increase in expenses can be attributed to an officer's bonus and legal and accounting fees. During 1998, the Registrant changed the nature of the President's compensation with a majority of his annual bonus tied to increases in the market value of the Registrant's common stock. The market value of the Registrant's common stock rose significantly during 1998 and is continuing to do so in 1999. Legal fees increased primarily as a result of costs involved with researching and implementing the Registrant's plan for withdrawal as a BDC. The Registrant currently believes that expenses for the year ending December 31, 1999 will be higher than those of 1998, the amount of which is difficult to predict. The Registrant anticipates higher expenses relating to the Registrant's withdrawal as a BDC coupled with the legal, accounting and other expenses relating to the proposed acquisition of FTB. Should the market value of the Registrant's common stock continue to rise significantly, expenses relating to an officer's bonus could also increase without a change in his compensation structure.

     The Registrant's net investment loss and realized gain on investments after taxes for the year ended December 31, 1998 was a loss of $(925,245) as compared to a loss of $(401,649) in 1997. The Registrant's increased net realized loss is directly related to higher expenses and lower realized gain on the sale of investments. At December 31, 1998, unrealized appreciation of investments decreased $(1,056,054) as compared to a decrease of $(5,773,305) at December 31, 1997. With the exception of the addition of Triumph Sports during 1998, the Registrant made no significant investments in new investee companies in anticipation of decertifying as a BDC to become an operating company. The resulting lack of new investments caused the value of the Registrant's investment portfolio to remain at levels similar to 1997 following the loss of nearly all the value of the Registrant's investment in RDM Sports due to bankruptcy. The net decrease in net assets resulting from operations was $(1,981,299) for 1998 as compared to a decrease of $(3,923,367) for 1997.

     In July of 1984, the Registrant elected to become a BDC. Utilizing the "at value" method of evaluating fair value as described in Note 1 of the Registrant's financial statements, the Registrant's assets as of December 31, 1998 were $5,859,075 with a net asset value of $4,088,229. Comparatively, as of December 31, 1997, the Registrant's assets were valued at $5,038,425 and it had net assets of $3,539,916. At a special meeting of stockholders held on April 3, 1998, the Registrant's stockholders approved a proposal authorizing the
Registrant to change the nature of its business and withdraw its election as a BDC under the Investment Company Act. On January 4, 1999, the Registrant filed for withdrawal. [See Part I. Item 1(a) Business Development].

     LIQUIDITY AND CAPITAL RESOURCES. Of the Registrant's current liabilities of $1,770,846 at December 31, 1998, the Registrant had no amounts due to banks. This compares to total liabilities of $1,498,509 at December 31, 1997. The Registrant is not obligated to discharge a significant portion of its current liabilities in the near future; however, the Registrant intends to extinguish these liabilities as cash flow permits.

     In connection with its investments while operating as a BDC, the Registrant was required, from time to time, to make loans to its investees in order to protect its investments. As a result of these loans as well as other notes receivable, the Registrant carried notes receivable of $1,225,232 and $418,210 at years ended December 31, 1998 and 1997, respectively. The majority of the increase in notes receivable at year end 1998 as compared to 1997 is the result of the Registrant covering portions of expenses and start-up costs for two new investees during each of the past two years, as well as loans made to the Registrant's wholly owned subsidiary during 1998. As these companies complete mergers or acquisitions, or raise capital through private or public offerings, these notes may be repaid or otherwise extinguished although no assurance can be given at this time that such repayments will take place.

     The Registrant's cash position increased by $23,303 at December 31, 1998 as compared to a decrease of $(44,608) at December 31, 1997. Net cash used by operating activities was $(2,098,204) for 1998 as compared to $(672,835) used in 1997. No single use of cash for operating activities accounted for the change from 1997 to 1998. Cash flows from investing activities used $(10,396) for the purchase of fixed assets in 1998 compared to $(1,872) in 1997 due mainly to upgrading and purchasing new computer equipment. Cash flows from financing activities provided $2,131,903 as compared to $630,099 used during 1997. During 1997, the Registrant completed one private offering of the Registrant's common stock and began two others. As a result, the Registrant received $2,002,174 in proceeds providing the significant increase in cash from financing activities. [See also Part III, Item 12. Certain Relationships and Related Transactions and
Part IV, Item 13. Financial Statements].

     As a BDC, the Registrant's sources of income to defray operating overhead were derived from consulting fees, transaction fees gained from the Registrant assisting both existing and new investees in structuring and completing mergers, acquisitions or asset-based financing transactions, administrative fees through which the Registrant directly apportions a certain amounts of its operating overhead to investees as warranted to help defray operating costs, and sales of the Registrant's investments. During 1998, the Registrant also utilized funds received from the private placement of the Registrant's common stock. As an operating company, the Registrant will be dependent primarily on the operations of its subsidiaries to defray operating overhead. The Registrant's sources of income were sufficient to cover its operating overhead during 1998. The Registrant believes that its sources of income will also be sufficient to cover its operating expenses for 1999.

     The Registrant's liquidity has primarily been affected by the business success, securities prices and marketability of its investee companies and by the amount and timing of any new or incremental investments it makes. As an operating company, the Registrant will be reliant on cash flows from operations. The Registrant believes that its present liquidity and capital resources are adequate to finance anticipated needs arising from or relating to its business in 1999 due to funds received from private placements of both common and convertible preferred stock. Although the Registrant's ability to liquidate portions of its portfolio companies have increased as the restrictions as to resale end, the Registrant generally has been a long-term holder if its investments and therefore does not necessarily liquidate them upon the expiration of these restrictions. In addition, with the Registrant's change to an operating company and resulting proposed acquisition of FTB, the company is contemplating spinning off certain of its non-financial services assets to its stockholders through the creation of a new publicly traded company. As a result, the Registrant currently does not anticipate it will liquidate significant portions of its portfolio in the near future.

     As of December 31, 1998, the Registrant had made no other material commitments for capital expenditures or loans to investees however the Registrant may be required to make such expenditures or loans during 1999 the amount of which is unknown at this time. It is possible the Registrant will continue to sell certain of its investments, resulting in additional realized gains, during the remainder of the current year. At the discretion of the Board of Directors, the Registrant also may sell certain of its investments resulting in a realized loss in order to prevent further losses from occurring.

YEAR 2000 READINESS

     The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process date field containing a two-digit year is commonly referred to as the "Year 2000 Issue." As the year 2000 approaches, such systems may recognize a date using "00" as the year 1900 rather than the year 2000 and be unable to accurately process certain date-based information. This error could potentially result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

         The Registrant has reviewed its computer system in order to evaluate necessary modifications for the Year 2000 readiness. In addition, The Registrant is in the process of communicating with others with whom it does significant business to determine their Year 2000 readiness status and the extent to which the Company could be affected by any third party Year 2000 readiness issues. Although the Registrant has not received responses from all third parties with which it does business, The Registrant does not anticipate that it will be materially affected by any third party Year 2000 readiness issues. However, the systems of the Registrant or those of other companies on which the Registrant=s systems rely may not be timely converted. A failure to convert by another company, or a conversion that is incompatible with the Company's systems, could have a material adverse effect on the Registrant.

         The anticipated costs and timeliness of completion of Year 2000 modifications are based on management's best estimates, which were derived using numerous assumptions relating to future events, including, without limitation, the continued availability of certain resources and third party modification plans. However, these estimates and assumptions may turn out to be inaccurate.


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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     (a) Identification of Directors and Executive Officers

                                                              Length of
Name                   Age    Offices held                    Service
----                   ---    ------------                    ---------
Henry Fong              63    President, Treasurer,           Since Inception
                              Principal Executive,
                              Financial and Accounting
                              Officer and Director

Thomas B. Olson         33    Secretary                       Since 1988

Russell L. Casement     55    Director                        Since 1989

Aaron A. Grunfeld       52    Director                        Since 1991

     The directors of the Registrant are elected to hold office until the next annual meeting of the stockholders and until their respective successors have been elected and qualified. Officers of the Registrant are elected by the Board of Directors and hold office until their successors are duly elected and qualified.

     No arrangement exists between any of the above officers and directors pursuant to which any one of those persons was elected to such office or position.

     The Registrant has appointed an audit committee currently consisting of Dr. Casement as chairman and Mr. Grunfeld and a compensation committee currently consisting of Mr. Grunfeld as chairman and Dr. Casement.

     HENRY FONG. Mr. Fong has been the President, Treasurer and a director of the Registrant since inception. From 1987 to June 1997, Mr. Fong was chairman of the board and chief executive officer of RDM Sports Group, Inc. (f/k/a Roadmaster Industries, Inc.) a publicly-held investee of the Registrant and was its president and treasurer from 1987 to 1996. Subsequent to Mr. Fong's departure from RDM, the company filed on August 29, 1997 Chapter 11 bankruptcy petitions for the company and all of its subsidiaries with the U.S. Bankruptcy Court for the Northern District of Georgia. From July 1996 to October 1997, Mr. Fong was a director of IntraNet Solutions, Inc., a publicly-held investee company which provides internet/intranet solutions to Fortune 1000 companies and was the chairman of the board and treasurer of its predecessor company, MacGregor Sports and Fitness, Inc. from February 1991 until the two companies merged in July 1996. From January 1993 to January 20, 1999, Mr. Fong was chairman of the board and Chief Executive Officer of California Pro Sports, Inc., a publicly-traded manufacturer and distributor of in-line skates, hockey equipment and related accessories. From 1959 to 1982 Mr. Fong served in various accounting, finance and budgeting positions with the Department of the Air Force. During the period from 1972 to 1981 he was assigned to senior supervisory positions at the Department of the Air Force headquarters in the Pentagon. In 1978, he was selected to participate in the Federal Executive Development Program and in 1981, he was appointed to the Senior Executive Service. In 1970 and 1971, he attended the Woodrow Wilson School, Princeton University and was a Princeton Fellow in Public Affairs. Mr. Fong received the Air Force Meritorious Civilian Service Award in 1982. Mr. Fong is a certified public accountant. In March 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in FINANCIAL WORLD magazine's corporate American "Dream Team."

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

(b) Significant Employees

     JOHN CAHILL. Mr. Cahill has been President of the FTC since June 1, 1998. From 1992 to April 1998 Mr. Cahill was Senior Vice President of First Data Card Services Group. Mr. Cahill has over twenty year experience in the bank card/credit Card industry.

(c) Family Relationships

     Not applicable

(d) Involvement in Certain Legal Proceedings

     Not applicable

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 ("Section 16") requires the Registrant's officers, directors and persons who own more than ten percent of the Registrant's voting securities to file reports of their ownership and changes in such ownership with the Securities and Exchange Commission (the "Commission"). Commission regulations also require that such persons provide the Registrant with copies of all Section 16 reports they file. Based solely upon its review of such reports received by the Registrant, or written representations from certain persons that they were not required to file any reports under Section 16, the Registrant believes that, during 1998, its officers and directors have complied with all Section 16 filing requirements.

ITEM 10. EXECUTIVE COMPENSATION.

(a) General

     Henry Fong, the President of the Registrant and the only officer of the Registrant whose total compensation exceeded $100,000 for the fiscal year ended December 31, 1998, received an annual salary of $183,013. In January, 1998, the Compensation Committee of the Registrant's board of directors retained an independent consultant to review the President's compensation. As a result of that review, a new compensation arrangement was instituted based on recommendations made by the independent consultant. In addition to Mr. Fong's annual salary, beginning January 1, 1998, Mr. Fong is to receive an annual bonus equaling 1% of the Registrant's total assets combined with 5% of the increase in the market value of the Company's common stock calculated quarterly from January 1 to December 31 of any fiscal year. During the year ended December 31, 1998, this bonus totaled $1,208,042. This new compensation arrangement replaces the previous bonus of 3% of the Registrant's total assets at year end which totaled $151,153 for the year ended December 31, 1997.

     On April 1, 1992, the Registrant obtained a life insurance policy with retirement benefits for Mr. Fong which pays his beneficiary $2,600,000 in the event of Mr. Fong's death or provides for retirement benefits for Mr. Fong upon his retirement at or after age 65 utilizing the cash value of the policy at that time. This benefit is being provided to Mr. Fong in consideration of his sixteen years of service to the Registrant and in anticipation of his serving the Registrant until retirement. The Registrant has no other retirement or pension plan for Mr. Fong. The annual premium on this policy is $105,414 per year for
seven  years  until  March  30,  1999,  and  may  be  considered   other  future
compensation to Mr. Fong. For the year ended December 31, 1998, $105,414 was paid toward the policy and an additional $59,586 was paid to Mr. Fong for deferred income taxes on the policy. Concurrently, the Registrant obtained a Key-man Life Insurance policy which pays the Registrant $3,000,000 in the event of Mr. Fong's death. The Registrant paid $20,223 on this policy in 1998 which is not considered compensation to Mr. Fong.

(b) Summary Compensation Table

     The following table sets forth information regarding compensation paid to the officers of the Registrant during the years ended December 31, 1998, 1997 and 1996:

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                          Annual Compensation              ($$)Long-Term
                                   -----------------------------------      Compensation
                                                                               Awards
                                                                           -------------
(a)                     (b)          (c)          (d)          (e)               (g)              (i)
                                                              Other                               All
Name &                                                       Annual                              Other
Principal                          Salary        Bonus    Compensation         Options       Compensation
Position               Year          ($)          ($)          ($)            & SARs(#)           ($)
----------------------------------------------------------------------------------------------------------


Henry Fong             1998        183,013     1,208,042       -0-             469,655          165,000  (1)
President,
Treasurer
Principal
Executive
Officer and
Accounting
Officer

Henry Fong             1997        183,013      151,153        -0-               -0-            165,000   (1)

Henry Fong             1996        183,013      314,328        -0-               -0-            165,000   (1)

-----------------

(1) Includes payments and tax liability on the life insurance policy as explained more fully in "Item 10 (a) General" above.

(c) Option/SAR Grants Table

                     Option/SAR Grants in Last Fiscal Year
                     -------------------------------------
                                                                                Grant Date
                         Individual Grants                                        Value
(a)                     (b)             (c)            (d)           (e)           (f)
                      Number
                        of
                    Securities      % of Total
                      Under-         Options/
                       Lying           SARs
                     Options/       Granted to      Exercise                      Grant
                       SARs          Employees       or Base                       Date
                      Granted        in Fiscal        Price       Expiration      Present
Name                    (#)            Year          ($/Sh)          Date         Value($)
------------------------------------------------------------------------------------------
Henry Fong            469,655          87%           $3.19         6/2/2003      1,498,200

(d) Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

               Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values
               ---------------------------------------------------

   (a)              (b)           (c)               (d)                (e)
                                                 Number of
                                                 Securities         Value of
                                                 Underlying        Unexercised
                                                 Unexercised       In-the-Money
                                                Options/SARs       Options/SARs
                  Shares                        at FY-End (#)      at FY-End (#)
                Acquired on       Value         Exercisable/       Exercisable/
Name            Exercise (#)   Realized ($)     Unexercisable      Unexercisable
--------------------------------------------------------------------------------
Henry Fong        100,000        508,250         576,200/-0-      $2,143,541/-0-

(e) Long Term Incentive Plans - - Awards in Last Fiscal Year.

     The Registrant has no long term incentive plans, and consequently has made no such awards.

(f) Compensation of Directors

     (1) Standard Arrangements

     Each independent member of the Registrant's Board of Directors, Messrs. Russell L. Casement and Aaron A. Grunfeld, receive $10,000 per year payable monthly and $500 for each Board of Director's meeting attended either in person or by telephone. For the year ended December 31, 1998, Messrs. Casement and Grunfeld each received a total of $12,500. Members of the Board of Directors also receive reimbursement for expenses incurred in attending board meetings.

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

     On June 2, 1998, the Registrant's board of directors authorized the granting of 75,000 options to purchase common stock of the Registrant to each of the Registrant's two independent directors at $3.19 per share for a period of five years. The grant of these options was contingent upon the Company's successful withdrawal as a business development company. On January 4, 1999 the Registrant filed for withdrawal as a business development company [see Part I,
Item 1 (a) Business for a description of the Registrant's withdrawal of its election as a business development company]. On January 5, 1999, the Registrant's board of directors adopted a new stock option plan, the 1999 Stock Option Plan. On January 5, 1999, the Registrant's two independent directors each received options to purchase 158,700 shares of the Registrant's common stock at an exercise price of $6.75 per share expiring on January 5, 2004. These options were granted in lieu of the 75,000 options at $3.19 per share, which were cancelled. In addition, each director received 86,800 options to purchase 86,800 shares of the Registrant's common stock at an exercise price of $6.75 per share under the 1999 Plan.

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

(h) Report on Repricing of Options/SARs

     Not applicable

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) (b) Security Ownership of Certain Beneficial Owners and Security Ownership of Management.

     The following table contains information at March 31, 1999, as to the beneficial ownership of shares of the Registrant's Common Stock by each person who, to the knowledge of the Registrant at that date, was the beneficial owner of five percent or more of the outstanding shares of the class, each person who is a director or executive officer of the Registrant and all persons as a group who are executive officers and directors of the Registrant and as to the percentage of outstanding shares so held by them at April 9, 1999.


Name and address                         Amount and Nature of
of beneficial owner                     Beneficial Ownership (1)      Percent of Class
-------------------                     ------------------------      ----------------
Henry Fong                                  1,574,384  (2)(3)               22.3%
7315 East Peakview Avenue
Englewood, Colorado 80111

Wayne W. Mills                                475,000                        7.9%
5020 Blake Road South
Edina, Minnesota 55436

Russell L. Casement                           506,900  (4)                   8.0%
1355 S. Colorado Blvd., Suite 320
Denver, Colorado 80222

Aaron A. Grunfeld                             334,700  (5)                   5.3%
10390 Santa Monica Blvd, Fourth Floor
Los Angeles, California 90025

All officers and directors                  2,484,284  (2)(3)(6)(7)         32.2%
as a group (four persons)

(1)  The beneficial owners exercise sole voting and investment power.

(2) Includes 576,200 shares underlying options granted under the Registrant's 1993 Stock Option Plan and 469,700 shares underlying options granted under the Registrant's 1999 Stock Option Plan.

(3) Includes 479,544 shares owned by a corporation in which Mr. Fong is an officer and director; and 48,940 owned by a partnership in which the reporting person is a general partner.

(4) Includes 36,400 shares underlying options granted under the Registrant's 1993 Stock Option Plan for Non-Employee Directors and 245,500 shares underlying options granted under the Registrant's 1999 Stock Option Plan. [See also Item 10.(f)(2) "Other Arrangements"]

(5) Includes 50,000 shares underlying options granted under the Registrant's 1993 Stock Option Plan for Non-Employee Directors and 245,500 shares underlying options granted under the Registrant's 1999 Stock Option Plan. [See also Item 10.(f)(2) "Other Arrangements"]

(6) Includes 86,400 shares underlying options granted under the Registrant's 1993 Stock Option Plan for Non-Employee Directors and 491,000 shares underlying options granted under the Registrant's 1999 Stock Option Plan.

(7) Includes 25,000 shares underlying options granted under the Registrant's 1993 Stock Option Plan and 31,300 shares underlying options granted under the Registrant's 1999 Stock Option Plan.

     The Registrant does not know of any arrangements, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a) Transactions with Management and Others.

     The Registrant currently leases approximately 1,800 square feet of office space in Greenwood Executive Park, 6400 South Quebec, Englewood, Colorado from a partnership in which its President is the sole partner, on terms comparable to the existing market for similar facilities.

     During the year ended December 1, 1997, the Registrant's President loaned the Registrant a total of $531,000. Of this amount, $353,401 was repaid leaving a principal balance due at December 31, 1997 of $177,599 plus accrued interest. These uncollateralized loans were due on demand and carried an interest rate of 8% per annum. All of the remaining balance was repaid during the first quarter of 1998. During 1998, a company in which the Registrant's President is an officer and director loaned the Registrant a total of $165,000 which is due on demand and bears interest at 8% per annum. Of that amount, $22,672 was repaid during 1998 leaving a principal balance due at December 31, 1998 of $142,328.

     In addition, a related entity loaned the Registrant $100,000 in August 1997. This loan carried an interest rate of 12% per annum, was due on demand and was collateralized by 25,000 shares of the Registrant's investment in an investee company's common stock. The Registrant paid $30,000 in principal due on this note during 1998 leaving a principal balance due of $70,000 at December 31, 1998. As of the filing of this report, all principal and interest due under this note has been repaid.

     During 1998, the Registrant made loans totaling $160,000 to its wholly owned subsidiary, FTC. Additional loans totaling $325,000 were advanced during the first quarter of 1999. All of these loans bear interest at 10% per annum and are due on demand.

     During 1998, the Registrant loaned VP Sports a total of $89,000. All loans are due on demand and bear interest at the rate of 10% per annum. As of December 31, 1998, $24,734 of these loans had been repaid leaving an outstanding principal balance at year end of $64,266. During the first quarter of 1999, the Registrant loaned VP an additional $70,000 under terms identical to the previous loans.

     During 1997 and 1998, the Registrant loaned Triumph Sports a total of $963,087 in various separate loans. On December 8, 1997, the Registrant forfeited 41,835 shares of IntraNet common stock which had a fair market value on that date of $6.50 per share or $271,928. A note for this amount is included in the above referenced total. These shares were pledged by the Registrant on behalf of Triumph Sports relating to an acquisition which subsequently was not completed. All notes are due on demand and bear interest at 10% per annum. During 1998, $60,068 in principal was repaid on these notes leaving a balance due at year end of $899,018. Additional loans totaling $85,000 were made to Triumph during the first quarter of 1999 and a principal payment of $51,500 was received during the quarter.

     During 1998, a director of the Registrant purchased 39,200 shares of common stock of the Registrant pursuant to a private placement at $1.16 per share. In payment of the shares, the director executed a note payable to the Registrant in the amount of $45,472, which was due on December 15, 1998 and carried interest at 8% per annum. The due date on this note was subsequently extended to February 15, 1999. All principal and interest due was paid on this note prior to the extended expiration date.

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

1. Financial Statements and Supplementary Data.                             Page
                                                                            ----
     Report of Independent Certified Public Accountants......................F-1
     Statements of Assets and Liabilities  at
       December 31, 1997, and 1996...........................................F-3
     Schedule of Investments at December 31, 1998 and December 31, 1997......F-5
     Statements of Changes in Stockholders' Equity for the
       Years Ended December 31, 1998 and 1997...............................F-11
     Statements of Operations for the Years Ended
       December 31, 1998 and 1997...........................................F-15
     Statements of Cash Flows for the Years Ended
       December 31, 1998 and 1997...........................................F-17
     Notes to Financial Statements..........................................F-19

2. Financial Statements Schedules.

     Schedule II - Valuation and Qualifying Accounts and Reserves............S-1

3. Exhibits.

     3.1       Articles of Incorporation (1)
     3.2       Bylaws (1)
     10.1      1993 Stock Option Plan (2)
     10.2      1993 Stock Option Plan for Non-Employee Directors (2)
     10.3      Custody   Agreement   between  Colorado  National  Bank  and  the
               Registrant (2)
     10.4      1999 Stock Option Plan. FILED HEREWITH.
     21        List of Subsidiaries. FILED HEREWITH.

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



Date: April 14, 1999                   EQUITEX, INC.
                                       (Registrant)


                                       By /S/ HENRY FONG
                                          --------------------------------------
                                          Henry Fong, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: April 14, 1999                   /S/ HENRY FONG
                                       -----------------------------------------
                                       Henry Fong, President,
                                       Treasurer and Director
                                       (Principal Executive, Financial,
                                       and Accounting Officer)





Date: April 14, 1999                   /S/ RUSSELL L. CASEMENT
                                       -----------------------------------------
                                       Russell L. Casement, Director





Date: April 14, 1999                    /S/ AARON A. GRUNFELD
                                       -----------------------------------------
                                       Aaron A. Grunfeld, Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors
Equitex, Inc.

We have audited the accompanying statements of assets and liabilities and schedule of investments of Equitex, Inc. as of December 31, 1998 and 1997 and the related statements of changes in stockholders' equity, operations and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 1998 and 1997 financial statements referred to above present fairly, in all material respects, the financial position of Equitex, Inc. at December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As explained more fully in Note 1b., the financial statements at December 31, 1998 and 1997 include securities and receivables, valued at $2,799,145 (68.2% of net assets) and $1,468,214 (41.5% of net assets), respectively, whose values have been estimated by the Board of Directors in the absence of readily attainable market values. We have reviewed the procedures used by the Board of Directors in arriving at its estimate of value of such securities and receivables and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation of restricted securities and receivables, those estimated values may differ significantly from the values that would have been used had a ready market for the restricted securities and receivables existed, and had the precise recoverability of the receivables been determinable; and the differences could be material.

                                                                     (Continued)

Report of Independent Certified Public Accountants
Page Two


Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule on S-1 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the 1998 and 1997 financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                       Davis & Co., CPAs, P.C.
                                       Certified Public Accountants


Englewood, Colorado
March 27, 1999

                                  EQUITEX, INC.
                      Statements of Assets and Liabilities

                                                            DECEMBER 31,
                                                        1998           1997
                                                        ----           ----
ASSETS

Investments, at fair value:

 Securities (cost of $4,917,848 and
   $3,568,045 in 1998 and 1997, respectively) .... $  4,226,541   $  4,165,993
 Notes receivable, net of allowance
   for uncollectible accounts of $100 and
   $40,293 in 1998 and 1997, respectively ........    1,225,232        418,210
 Accrued interest receivable, net of
   allowance for uncollectible interest
   of $1,830 and $35 in 1998 and 1997,
   respectively ..................................       32,134          5,701
 Trade receivables, net of allowance
   for uncollectible accounts of $57,705
   and $53,742 in 1998 and 1997, respectively ....      108,286        110,954
                                                   ------------   ------------
                                                      5,592,193      4,700,858

Cash .............................................       32,490          9,187

Accounts receivable - brokers ....................       22,798         73,741

Contract deposit receivable, net of
   allowance for uncollectibility of $150,000 ....      150,000        150,000

Income taxes refundable ..........................        2,150          2,150

Furniture and equipment, net of
   accumulated depreciation of $129,924
   and $117,750 in 1998 and 1997, respectively ...       26,220         29,204

Deferred income tax benefit ......................         --           63,180

Other assets .....................................       33,224         10,105
                                                   ------------   ------------
                                                   $  5,859,075   $  5,038,425
                                                   ============   ============

                                                                     (Continued)
The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                      Statements of Assets and Liabilities

                                                            DECEMBER 31,
                                                        1998           1997
                                                        ----           ----
LIABILITIES AND NET ASSETS

Liabilities
   Notes payable - officer ....................... $    142,328   $    177,599
   Notes payable - others ........................      220,000        250,000
   Accounts payable and other
     accrued liabilities .........................       76,290        121,349
   Accounts payable to brokers ...................      656,060        650,302
   Accrued bonus to officer ......................      676,168        299,259
                                                   ------------   ------------
                                                      1,770,846      1,498,509

Net Assets
   Preferred stock, par value $.01;
     2,000,000 shares authorized; no
     shares issued
   Common stock,  par value $.02;
     7,500,000 shares authorized; 5,417,665
     and 3,494,465 shares issued;
     5,384,315 and 3,461,115 shares
     outstanding in 1998 and 1997,
     respectively ................................      108,353         69,889
   Additional paid-in capital ....................    7,368,624      4,644,275

   Retained earnings
     Accumulated deficit prior to
       becoming a BDC ............................     (118,874)      (118,874)
     Accumulated net investment loss .............  (15,698,055)   (13,431,269)
     Accumulated net realized gains from
       sales and permanent write-downs
       of investments ............................   13,233,525     12,125,185
     Unrealized net gains (losses) on
       investments (net of deferred income
       taxes of $233,201 in 1997) ................     (691,307)       364,747
   Less: treasury stock at cost
       (33,350 shares) ...........................     (114,037)      (114,037)
                                                   ------------   ------------
                                                      4,088,229      3,539,916
                                                   ------------   ------------
                                                   $  5,859,075   $  5,038,425
                                                   ============   ============

The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                             Schedule of Investments
                                December 31, 1998

                                                   NUMBER              COST
                                                     OF               AND/OR       FAIR
COMPANY                                         SHARES OWNED          EQUITY       VALUE
CONTROLLED COMPANIES
COMMON STOCKS - PRIVATE
  MARKET METHOD OF VALUATION (a)(e)
VP Sports, Inc.
  Entity formed to seek acquisitions
  in the manufacturing segment of
  the sporting goods and leisure-
  time industry .........................         2,000,000        $  250,000   $1,000,000

COMMON STOCKS - BOARD APPRAISAL
  METHOD OF VALUATION (a)
First TeleServices Corporation
  Fee-based financial services ..........             1,000           565,639      565,639

COMMON STOCKS - COST METHOD
  OF VALUATION
Triumph Sports Group
  Entity formed to seek acquisitions
  in the non-manufacturing licensed
  and supplemental segments of the
  sporting goods and leisure-time
  industry ..............................         1,500,000           375,000      375,000
First TeleBanc Corporation
  Bank holding company ..................            40,000           400,000      350,000

AFFILIATED COMPANIES
COMMON STOCKS - PUBLIC MARKET
  METHOD OF VALUATION (c)(e)
RDM Sports Group
  Manufacturer of fitness
  equipment and juvenile products .......         4,979,437         1,088,815        8,963

OTHER - PUBLIC MARKET METHOD
  OF VALUATION
RDM Sports Group                             8% Convertible
  Manufacturer of fitness                      Subordinated
  equipment and juvenile products .......        Debentures            50,681         --
                                                                   ----------   ----------

   Sub-Total
   CONTROLLED AND AFFILIATED COMPANIES ..                           2,730,135    2,299,602
                                                                   ----------   ----------

                                                                     (Continued)
The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                        Schedule of Investments (Page 2)
                                December 31, 1998

                                                   NUMBER              COST
                                                     OF               AND/OR       FAIR
COMPANY                                         SHARES OWNED          EQUITY       VALUE
UNAFFILIATED COMPANIES
COMMON STOCKS - PUBLIC MARKET
  METHOD OF VALUATION
IntraNet Solutions, Inc. (formerly
  MacGregor Sports & Fitness, Inc.)
  Document management services,
    web-based internet software,
    electronic document management
    and demand printing .................           188,585         1,053,200      919,351
Zamba (formerly Racotek)
  Medical technology ....................           275,000           961,013      532,813
NevStar Gaming Corporation
  Gaming development ....................             7,000            38,500        6,562

COMMON STOCKS - PRIVATE MARKET
  METHOD OF VALUATION (a)(e)

All Systems Go
  Software development ..................            20,000(b)         25,000       25,000

Ocean Power Technology
  Alternative energy ....................            35,714(b)         40,000       98,213
  research and development ..............           100,000              --        275,000

Gain, Inc. ..............................
  Male vascular devices .................            20,000(b)         50,000       50,000

Juice Island
  Health food stores ....................            10,000(b)         20,000       20,000

WARRANTS (f)(e)
Juice Island
  Health food stores ....................             2,500              --           --
                                                                   ----------   ----------

  Sub-total
  UNAFFILIATED COMPANIES ................                           2,187,713    1,926,939
                                                                   ----------   ----------

  Total
  ALL COMPANIES .........................                          $4,917,848   $4,226,541
                                                                   ==========   ==========

                                                                     (Continued)
The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                        Schedule of Investments (Page 3)
                                December 31, 1998


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

                                  EQUITEX, INC.
                             Schedule of Investments
                                December 31, 1997

                                                   NUMBER              COST
                                                     OF               AND/OR       FAIR
COMPANY                                         SHARES OWNED          EQUITY       VALUE
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

                                  EQUITEX, INC.
                        Schedule of Investments (Page 2)
                                December 31, 1997

                                                   NUMBER              COST
                                                     OF               AND/OR       FAIR
COMPANY                                         SHARES OWNED          EQUITY       VALUE
COMMON STOCKS - PRIVATE MARKET
  METHOD OF VALUATION (a)(e)

All Systems Go
  Software development ..................            20,000(b)         25,000       25,000

Ocean Power Technology
  Alternative energy
  research and development ..............            35,714(b)         40,000       98,214
                                                    100,000              --        275,000
Gain, Inc. ..............................
  Male vascular devices .................            20,000(b)         50,000       50,000

Juice Island
  Health food stores ....................            10,000(b)         20,000       20,000

WARRANTS (f)(e)
Nationsmart
  Consumer services .....................            10,000              --             50

Juice Island
  Health food stores ....................             2,500              --           --
                                                                   ----------   ----------

  Sub-total
  UNAFFILIATED COMPANIES ................                             667,772      661,233
                                                                   ----------   ----------

  Total
  ALL COMPANIES .........................                          $3,568,045   $4,165,993
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

                                  EQUITEX, INC.
                  Statements of Changes in Stockholders' Equity
                 For the Years Ended December 31, 1998 and 1997


                                                                                           ACCUMULATED
                                                                                            (DEFICIT)
                                                                              ADDITIONAL     PRIOR TO
                                            COMMON STOCK          TREASURY      PAID-IN      BECOMING
                                        SHARES        AMOUNT        STOCK       CAPITAL        A BDC

Balance at Dec. 31,
  1996 ............................    3,224,465   $   64,489   $ (114,037)   $4,447,175   $ (118,874)

Common stock sold to
  officer/director at
  $.75 per share ..................      270,000        5,400                    197,100

Net investment (loss)

Net realized gain on
  investments

Unrealized gain (loss)
  on investments
                                       ---------   ----------   ----------    ----------   ----------
Balance at Dec. 31,
  1997 ............................    3,494,465       69,889     (114,037)    4,644,275     (118,874)

Common stock sold to
  officer at $1.16
  per share .......................       10,000          200                     11,400

Common stock sold to
  o/s directors at
  $1.16 per share .................      139,200        2,784                    158,688

Common stock sold to
  officers pursuant to
  option conversions at:
     $3.00 per share ..............       74,000        1,480                    220,520
     $3.19 per share ..............       29,000          580                     91,930

Common stock sold to others at:
      $.75 per share ..............      330,000        6,600                    240,900
      $1.16 per share .............      350,000        7,000                    399,000
      $3.25 per share .............      366,000        7,320                  1,812,180

                                                                     (Continued)
The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                  Statements of Changes in Stockholders' Equity
                 For the Years Ended December 31, 1998 and 1997
                                    (Page 2)

                                                                       ACCUM.
                                                                     REALIZED         ACCUM.
                                       ACCUM.        NET GAINS         UNREA-         TOTAL
                                        NET          FROM SALES      LIZED NET        STOCK-
                                       INVEST.       OF INVEST-     APPREC. ON       HOLDERS'
                                        LOSS           MENTS        INVESTMENTS       EQUITY
Balance at Dec. 31, 1996 .......   $(12,025,669)   $ 11,121,234    $  3,886,465   $  7,260,783

Common stock sold to
  officer/director at
  $.75 per share ...............                                                       202,500

Net investment (loss) ..........     (1,405,600)                                    (1,405,600)

Net realized gain
  on investments ...............                      1,003,951                      1,003,951

Unrealized gain (loss)
  on investments ...............                                     (3,521,718)    (3,521,718)
                                   ------------    ------------    ------------   ------------

Balance at Dec. 31,
 a1997 .........................    (13,431,269)     12,125,185         364,747      3,539,916

Common stock sold to
  officer at $1.16
  per share ....................                                                        11,600

Common stock sold to
  o/s directors at
  $1.16 per share ..............                                                       161,472

Common stock sold to
  officers pursuant to
  option conversions at:
     $3.00 per share ...........                                                       222,000
     $3.19 per share ...........                                                        92,510

Common stock sold to others at:
      $.75 per share ...........                                                       247,500
      $1.16 per share ..........                                                       406,000
      $3.25 per share ..........                                                     1,189,500

                                                                     (Continued)
The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                  Statements of Changes in Stockholders' Equity
                 For the Years Ended December 31, 1998 and 1997
                                    (Page 3)

                                                                                           ACCUMULATED
                                                                                            (DEFICIT)
                                                                              ADDITIONAL     PRIOR TO
                                            COMMON STOCK          TREASURY      PAID-IN      BECOMING
                                        SHARES        AMOUNT        STOCK       CAPITAL        A BDC

Stock issued in
  exchange for First
  TeleServices
  Corporation .....................      625,000       12,500                    553,139

Commissions/fees paid
  on 1998 private
  placement sales .................                                             (133,408)

Net investment
  (loss)

Net realized gain
  (loss) on
  investments

Unrealized gain
  (loss) on
  investments

Balance at Dec. 31,
  1998 ............................    5,417,665   $  108,353   $ (114,037)   $7,368,624   $ (118,874)
                                      ==========   ==========   ==========    ==========   ==========

                                                                     (Continued)
The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                  Statements of Changes in Stockholders' Equity
                 For the Years Ended December 31, 1998 and 1997
                                    (Page 4)

                                                                       ACCUM.
                                                                     REALIZED         ACCUM.
                                       ACCUM.        NET GAINS         UNREA-         TOTAL
                                        NET          FROM SALES      LIZED NET        STOCK-
                                       INVEST.       OF INVEST-     APPREC. ON       HOLDERS'
                                        LOSS           MENTS        INVESTMENTS       EQUITY
Stock issued in
  exchange for First
  TeleServices
  Corporation ..................                                                       565,639

Commissions/fees paid
  on 1998 private
  placement sales ..............                                                      (133,408)

Net investment
  (loss) .......................     (2,266,786)                                    (2,266,786)

Net realized gain
  (loss) on
  investments ..................                      1,108,340                      1,108,340

Unrealized gain
  (loss) on
  investments ..................                                     (1,056,054)    (1,056,054)
                                   ------------    ------------    ------------   ------------

Balance at Dec. 31,
 a1998 .........................   $(15,698,055)   $ 13,233,525    $   (691,307)  $  4,088,229
                                   ============    ============    ============   ============


The accompanying notes are a part of this statement.

                                  EQUITEX, INC
                            Statements of Operations

                                                        FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                                        1998           1997
                                                        ----           ----
Revenues
  Interest and dividends ......................... $     70,445   $     34,784
  Consulting and transaction fees ................      375,000        250,000
  Administrative fees ............................        2,371         26,495
  Miscellaneous ..................................           24         67,112
                                                   ------------   ------------
                                                        447,840        378,391
Expenses
  Salaries and consulting fees ...................      300,613        300,164
  Officers' bonus ................................    1,208,042        151,153
  Office rent ....................................       31,188         38,575
  Advertising and promotion ......................       48,612          2,951
  Legal and accounting ...........................      276,359         69,502
  Loss on indemnity agreement ....................         --          509,054
  Other general and administrative ...............      266,129        190,261
  Interest .......................................      101,002         87,005
  Bad debt expense ...............................      (34,435)       240,991
  Depreciation and amortization ..................       12,833         11,388
  Employee benefits ..............................      207,902        212,882
                                                   ------------   ------------
                                                     (2,418,245)     1,813,926
                                                   ------------   ------------
Net investment (loss) ............................   (1,970,405)    (1,435,535)
                                                   ------------   ------------

Net realized gain on investments and
  net unrealized gain on investments:

  Proceeds from sales of investments .............    1,712,802      1,508,629
  Less: cost of investments sold .................     (604,462)      (504,678)
                                                   ------------   ------------
    Realized gain from sales of investments ......    1,108,340      1,003,951
  Permanent write-down of investments ............        (--)           (--)
                                                   ------------   ------------


    Realized gain on investments before
       income taxes ..............................    1,108,340      1,003,951
                                                   ------------   ------------
    Net investment (loss) and realized gain
       on investments before income taxes ........     (862,065)      (431,584)

  Less: income taxes (provision) benefit
    Current ......................................         --          (56,307)
    Deferred .....................................      (63,180)        86,242
                                                   ------------   ------------
                                                        (63,180)        29,935
    Income tax benefit of
       NOL carryforward ..........................         --             --
                                                   ------------   ------------
                                                           --           29,935

                                                                     (Continued)
The accompanying notes are a part of this statement.

                                  EQUITEX, INC
                        Statements of Operations (Page 2)

                                                        FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                                        1998           1997
                                                        ----           ----
Net investment (loss) and realized gain
  on investments after income taxes ..............     (925,245)      (401,649)

(Decrease) in unrealized
   appreciation of investments ...................   (1,056,054)    (5,773,305)
Less: income tax benefit applicable
   to (decrease) in unrealized
   appreciation of investments ...................      431,361      2,251,587
Add: allowance for income tax benefit ............     (431,361)          --
                                                   ------------   ------------
                                                     (1,056,054)    (3,521,718)
                                                   ------------   ------------

Net (decrease) in net assets
   resulting from operations ..................... $ (1,981,299)  $ (3,923,367)
                                                   ============   ============

(Decrease) in net assets per
   share - primary ............................... $       (.45)  $      (1.25)
                                                   ============   ============
Weighted average number of common shares .........    4,416,988      3,192,600
                                                   ============   ============


The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                            Statements of Cash Flows

                                                        FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                                        1998           1997
                                                        ----           ----
Cash flows from operating activities:
  Change in net assets ........................... $ (1,981,299)  $ (3,923,367)
    Adjustments to reconcile change in net
    assets to net cash provided by
    operating activities:
      Depreciation and amortization ..............       12,833         11,388
      Provision for bad debts on notes
        receivable ...............................      (40,193)        40,193
      Realized (gain) on sale of investments .....   (1,108,340)    (1,003,951)
      Unrealized loss on investments .............    1,056,054      5,773,305
      Donation of stock of investee company ......         --            4,136
Proceeds from sales of investments ...............    1,712,802      1,508,629
Purchases of investments .........................   (1,388,626)      (309,551)
Issuance of notes receivable .....................     (943,365)      (458,402)
Collections of notes receivable ..................      177,083         20,250
Changes in assets and liabilities:
  (Increase) in interest receivable ..............      (26,433)        (3,799)
  (Increase) decrease in accounts
    receivable - broker ..........................       50,943        (68,975)
  (Increase) decrease in other assets ............      (23,119)         3,671
  (Increase) decrease in trade receivables .......        2,668        (71,331)
  (Increase) in contract deposit receivable ......         --         (150,000)
  Decrease in income taxes refundable ............         --          164,459
  Increase (decrease) in accounts payable
    and other accrued liabilities ................      (45,059)        65,908
  (Decrease) increase in accounts
    payable to brokers ...........................        5,758        (88,721)
  (Decrease) increase in deferred
    income taxes .................................       63,180     (2,337,830)
  Increase in bonus due to officer ...............      376,909        151,153
                                                   ------------   ------------

  Net cash (used) by operating
    activities ...................................   (2,098,204)      (672,835)

Cash flows from investing activities:
  Purchase of fixed assets .......................      (10,396)        (1,872)
  Proceeds from sale of fixed assets .............         --             --
                                                   ------------   ------------
Net cash (used) by investing activities ..........      (10,396)        (1,872)


                                                                     (Continued)
The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                        Statements of Cash Flows (Page 2)

                                                        FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                                        1998           1997
                                                        ----           ----
Cash flows from financing activities:
  Common stock issued for cash ................... $  2,197,174   $    202,500
  Issuance of notes payable - officer ............      165,000        531,000
  Issuance of notes payable - other ..............      250,000        250,000
  Repayment of notes payable .....................     (480,271)      (353,401)
                                                   ------------   ------------
  Net cash provided by financing
    activities ...................................    2,131,903        630,099

Change in cash and cash equivalents ..............       23,303        (44,608)

Cash and cash equivalents,
  beginning of period ............................        9,187         53,795
                                                   ------------   ------------
Cash and cash equivalents,
  end of period .................................. $     32,490   $      9,187
                                                   ============   ============

Supplemental disclosures of cash flow information:
    Interest paid ................................ $     95,677   $     79,305
                                                   ============   ============

    Interest received ............................ $     42,217   $     30,985
                                                   ============   ============

    Income taxes paid (refunded) ................. $       --     $   (116,496)
                                                   ============   ============

Non-cash financing activities:
  Common stock issued for common
    stock of previously unrelated entity ......... $    565,639   $       --
                                                   ============   ============


Supplemental disclosure of non-cash investing activities:
    On August 13, 1998, the Company acquired all of the outstanding stock of First TeleServices Corporation in exchange for 625,000 shares of the Company's common stock.



The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                        Notes to the Financial Statements

Note 1:  SIGNIFICANT  ACCOUNTING POLICIES
         Significant accounting policies are as follows:

a.   BUSINESS HISTORY
     Equitex, Inc. (the "Company") was incorporated under the laws of the State of Delaware on January 19, 1983. On July 30, 1984 the Company elected to become a "Business Development Company" (BDC), as that term is defined in the Small Business Investment Incentive Act of 1980, which Act is an amendment to the Investment Company Act of 1940. This change resulted in the Company becoming a specialized type of investment company. Consistent with this change in type of business entity, the Company changed its method of valuation of investments from cost to fair value. On January 4, 1999, the Company withdrew its election to be treated as a BDC subject to the Investment Company Act.

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

g.   ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The estimate that is particularly sensitive to future change is the determination of the fair value of the Company's investments in and various receivables due from its investee companies (see Note 1b., herein). Management believes that its estimates and assumptions provide a reasonable basis for the fair presentation of the Company's financial position and results of operations. F-20

                                  EQUITEX, INC.
                        Notes to the Financial Statements


Note 1:  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

h.   CAPITAL STRUCTURE
     In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"), which requires all companies to disclose all relevant information regarding their capital structure. The Company has adopted SFAS No. 129 in 1998. For both years ended December 31, 1998 and 1997, there is no impact on the financial statements or disclosures.

i.   SEGMENT REPORTING
     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The disclosures required by SFAS No. 131 are effective for all fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 131 in 1997. For both years ended December 31, 1998 and 1997, there is no impact on the financial statements or disclosures.

j.   COMPREHENSIVE INCOME
     In June 1997, the Financial Accounting Standards Board issued SFAS No.
130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for the reporting of comprehensive income for all fiscal years beginning after December 15, 1997. This pronouncement had no effect on the Company since it is following the fair value accounting guidelines required for BDCs.

k.   PENSION AND OTHER POST RETIREMENT BENEFITS
     Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pension and Other Post Retirement Benefits" is effective for financial statements with fiscal years beginning after December 31, 1997. Earlier application is permitted. The new standard revises employers' disclosures about pension and other post retirement benefit plans but does not change the measurement of recognition of those plans. SFAS No. 132 standardizes the disclosure requirements for pensions and other post retirement benefits to the extent practicable, requires additional information on change in the benefit obligations and fair values of the plan assets that will facilitate financial analysis, and eliminates certain disclosure previously required when no longer useful. The Company adopted SFAS No. 132 in 1998, with no material impact on its results of operations.

l.   DERIVATIVE  INSTRUMENTS  AND  HEDGING  ACTIVITIES
     The FASB has recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 established standards for recognizing all derivative instruments including those for hedging

                                  EQUITEX, INC.
                        Notes to the Financial Statements


Note 1:  SIGNIFICANT  ACCOUNTING POLICIES (CONTINUED)

l. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED) activities as either assets or liabilities in the statement of financial position. The adoption of this standard during 1998 by the Company had no effect on its financial position or results of operation.

m.   STOCK-BASED COMPENSATION
     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), was issued in October 1995 by the Financial Accounting Standards Board. SFAS No. 123 provides an alternative method of accounting for stock-based compensation arrangements, based on fair value of the stock-based compensation utilizing various assumptions regarding the underlying attributes of the options and stock rather than the existing method of accounting for stock-based compensation which is provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Financial Accounting Standards Board encourages entities to adopt the fair-value based method but does not require adoption of this method. The Company will continue its current accounting policy under APB No. 25 but has adopted the disclosure-only provisions of SFAS No. 123 for any options and warrants issued to non-employees, directors or consultants.

     Accordingly, no compensation expense was recognized in the statement of operations for the options granted during June 1998 to an officer, officer/director, and employees.

     The following represents the pro-forma change in net assets and pro-forma change in net assets per share (primary) had the Company elected to account for these options using the fair-value based method beginning in June 1998. In estimating the pro-forma compensation expense for the options granted during the year ended December 31, 1998, the Company used the Black-Scholes option pricing model, a risk-free interest rate of 6.5%, expected dividend yield of zero, expected option lives of 5 years and expected volatility of 83%. The estimated pro-forma results may not be representative of actual results had the Company accounted for equity awards using the fair-value based method.

                                                                        1998

         Net (decrease) in net assets - as reported                 $(1,981,299)
         Pro-forma net (decrease) in net assets                      (2,724,153)
         (Decrease) in net assets per share - primary
            as reported                                                    (.45)
         Pro-forma (decrease) in net assets per share -
            primary                                                        (.62)

n.   INCOME TAXES
     The Company is not entitled to the special treatment available to regulated investment companies and is taxed as a regular corporation for Federal and state income tax purposes. Until 1986, the Company had made no provision for income taxes because of financial statement and tax losses. Effective January 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes". The adoption of the new accounting statement had no significant effect on the tax provision or net income for 1993.

                                  EQUITEX, INC.
                        Notes to the Financial Statements


Note 1:  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

o.   RECLASSIFICATIONS
     Certain reclassifications have been made to the December 31, 1997 financial statements to conform to the December 31, 1998 presentation.

p.   NET ASSETS PER SHARE
     In accordance with the fair value accounting method used by regulated investment companies, net assets (total stockholders' equity) per share at December 31, 1998 and 1997 were as follows:

                            NUMBER OF SHARES
      BASIS               1998           1997           1998           1997
                          ----           ----           ----           ----

      Primary           5,384,315      3,461,115        $.74           $1.03
                        =========      =========        ====           =====

      Fully diluted     6,156,015      3,772,660        $.65           $ .95
                        =========      =========        ====           =====

Note 2:  DETAIL OF RECEIVABLES AND SOURCES OF REVENUE

a.   RECEIVABLES
     Receivables are from the following types of companies at December 31, 1998 and 1997, respectively.

                                       PORTFOLIO COMPANIES

                               CONTROLLED   AFFILIATED    OTHER         TOTAL

1998
Notes receivable               $1,123,284    $56,575     $45,473     $1,225,332
Interest receivable                29,843      1,829       2,292         33,964
Trade receivables                 111,287     11,427      43,277        165,991
Less: allowances for
  uncollectible receivables        (5,527)    (7,685)    (46,423)       (59,635)
                               ----------    -------     -------     ----------
                               $1,258,887    $62,146     $44,619     $1,365,652
                               ==========    =======     =======     ==========
1997
Notes receivable               $  401,928    $56,575     $    --     $  458,503
Interest receivable                 3,917      1,819          --          5,736
Trade receivables                 123,283     41,413          --        164,696
Less:  allowances for
  uncollectible receivables       (52,913)   (41,157)         --        (94,070)
                               ----------    -------     -------     ----------
                               $  476,215    $58,650     $    --     $  534,865
                               ==========    =======     =======     ==========

     Included in notes, interest, and accounts receivable above are amounts totaling $1,271,542 and $534,865 at December 31, 1998 and 1997, respectively, which have been valued at fair value and whose collectibility cannot be determined due to future events (such as the success of investees' public/private offerings), the outcome of which cannot be determined at this time.

b.   SOURCES OF REVENUES
     Sources of revenues are from the following types of companies for the year ended December 31, 1998 and 1997, respectively.

                                  EQUITEX, INC.
                        Notes to the Financial Statements


Note 2:  DETAIL OF RECEIVABLES AND SOURCES OF REVENUE (CONTINUED)

b.   SOURCES OF REVENUES (CONTINUED)

                                    PORTFOLIO COMPANIES
                          CONTROLLED    AFFILIATED      OTHER           TOTAL
1998
Interest and other
  income                   $ 68,043      $     10       $2,416         $ 70,469
Consulting/transaction
  fees                      375,000            --           --          375,000
Administrative fees              --         2,371           --            2,371
                           --------      --------       ------         --------
                           $443,043      $  2,381       $2,416         $447,840
                           ========      ========       ======         ========

1997
Interest and other
  income                   $  3,917      $ 88,967       $9,012         $101,896
Consulting/transaction
  fees                      250,000            --           --          250,000
Administrative fees              --        26,176          319           26,495
                           --------      --------       ------         --------
                           $253,917      $115,143       $9,331         $378,391
                           ========      ========       ======         ========

     During 1998 one investee company accounted for 96% of the Company's total revenues of $447,840.

Note 3:  INVESTMENTS

     Investments consist of holdings of securities in and receivables of publicly and privately held companies. The Company has representation on the boards of directors of four of its investee companies. Several investments are in companies in which there is either direct or indirect ownership or control of five percent or more of the outstanding voting shares.

a.   INVESTMENT IN RDM SPORTS GROUP (FORMERLY ROADMASTER INDUSTRIES, INC.)
     On August 29, 1997, RDM Sports Group (RDM) and all of its operating subsidiaries filed concurrent Chapter 11 petitions with the U.S. Bankruptcy Court. As a result of this, the fair market value of this investee company dropped to almost zero as reflected in the Schedule of Investments, herein. The Company has also reserved 100% of its $7,685 trade receivable from RDM at December 31, 1998.

     During 1998 the Company was included as a alleged defendant in two class-action lawsuits filed by shareholders of RDM Sports Group following RDM's bankruptcy filing. The Company intends to seek dismissal of both cases and to vigorously defend these actions.

     During July of 1997, prior to the bankruptcy filing, the Company sold 127,600 shares of RDM on the open market for cash proceeds of $126,366.

     During 1998 and 1997, the Company recorded administrative fees from RDM totaling $25,893 and $649, respectively. At December 31, 1998, the Company is holding a note receivable from Hutch Sports USA (an RDM subsidiary) with a face value of $564,755 (See Note 3 b. below). The note is recorded at an estimated net realizable value from bankruptcy proceeds of $56,475.

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

     On October 31, 1997, the Company entered into an agreement with IntraNet relative to this indemnification agreement whereby the Company agreed to purchase a certain note receivable in the amount of $564,755 which IntraNet had from an RDM subsidiary, Hutch Sports USA (Hutch). Hutch had filed bankruptcy on August 29, 1997 (see Note 3a. above). The Company paid $414,755 of the purchase amount to IntraNet during 1997. The remaining balance of $150,000 was paid on January 21, 1998. Also, the Company's President agreed to resign from the Board of IntraNet and both IntraNet and the Company agreed to terminate the indemnification agreement under which the Company's maximum exposure was $2,000,000, and agreed to mutually release each other from any claims relating to this agreement and certain other items.

     During 1997, the Company sold and/or forfeited 171,835 shares of IntraNet for $814,653 used to pay the above mentioned indemnity settlement and also raise working capital, resulting in an ownership position of 473,250 shares (or 5.7%) at December 31, 1997. During 1998, the Company sold 284,665 shares of IntraNet for proceeds of $1,240,613 used to provide working capital, resulting in an ownership position of 188,585 shares (less than 5%) at December 31, 1998.

c.   INVESTMENT IN VP SPORTS, INC.
     In December of 1997, the Company received 2,000,000 shares (or 88%) of the common stock of VP Sports, Inc., a private company formed for the purpose of seeking out and acquiring an operating entity in the sporting goods/recreation industry. The stock was received in exchange for consulting services and an acquisition letter of intent valued at $250,000. The Company's president is also the President and a director of VP. During 1998 the Company loaned $103,131 to VP for working capital purposes, of which $38,865 was repaid. In September of 1998 VP Sports, Inc. entered into an agreement to purchase a Canadian bicycle manufacturer.

d. INVESTMENTS IN FIRST TELESERVICES CORPORATION/FIRST TELEBANC CORPORATION On August 13, 1998, the Company acquired all of the outstanding stock of
First TeleServices Corporation (FTC) in exchange for 625,000 shares of the Company's common stock. As a result of the transaction, FTC became a wholly-owned subsidiary of the Company.

     FTC is a fee-based financial services organization consisting of a database marketing division, consumer finance division, an inbound/outbound calling center, and an operations center. FTC has developed strategic

                                  EQUITEX, INC.
                        Notes to the Financial Statements


Note 3:  INVESTMENTS (CONTINUED)

d. INVESTMENTS IN FIRST TELESERVICES CORPORATION/FIRST TELEBANC CORPORATION (CONTINUED)
alliances with a number of nationwide organizations to outsource the products and services it offers.

     The Board of Directors used the Board appraisal method of valuation for this investment and recorded FTC at $565,639, which was the net asset value of FTC's underlying assets and liabilities at the acquisition date. Since the date of the acquisition, the Company has loaned $160,000 to FTC for working capital purposes.

     During 1998 the Company acquired for $300,000 a 9.9% interest in First TeleBanc Corporation ("First TeleBanc"), a closely-held Florida corporation. First TeleBanc was incorporated in March of 1997 for the purpose of becoming a one-bank holding company and to acquire 100% of the outstanding stock of Boca Raton First National Bank. The acquisition by First TeleBanc of all of the outstanding stock of Boca Raton First National Bank was completed on December 30, 1998. As a one-bank holding company, First TeleBanc may engage in any activity which the Board of Governors of the Federal Reserve System has previously approved or approves subsequent to an application.

e.   INVESTMENT IN TRIUMPH SPORTS GROUP
     During the first and second quarter of 1998, the Company received 1,000,000 and 500,000 shares, respectively, of the common stock of Triumph Sports Group, a private company formed for the purpose of seeking out and acquiring operating entities in the non-manufacturing licensed and supplemental segments of the sporting goods and leisure-time industry. The stock was received in exchange for consulting services valued at $375,000. The Company's president is also the President and a director of Triumph Sports.

     During 1997 and 1998 the Company loaned $401,927 and $561,569 to Triumph, respectively, which has been used by Triumph primarily to acquire four retail vitamin/health supplement centers in south Florida. $64,478 of these notes and $39,939 of interest were repaid by Triumph during 1998, resulting in balances due the Company at December 31, 1998 of $899,018 and $23,088 for note, principal and accrued interest, respectively.

Note 4:  COMMON STOCK

a.   STOCK OPTIONS
     During 1993 the Company adopted two stock option plans: the 1993 Stock Option Plan (the "Option Plan") and the 1993 Stock Option Plan for Non- Employee Directors (the "Directors' Plan").

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

                                  EQUITEX, INC.
                        Notes to the Financial Statements


Note 4:  COMMON STOCK (CONTINUED)

a.   STOCK OPTIONS (CONTINUED)
     Under the terms of the Directors' Plan, each non-employee director of the Company was automatically granted as of July 5, 1995, an option to purchase 50,000 shares of common stock at an exercise price of $3.00 per share. These options expire ten years from the date of grant. The Directors' Plan and the options granted thereunder were also approved by the Company's stockholders on December 28, 1993.

     In June 1998, the Board of Directors also granted the following stock options to officers and employees of the Company:

OPTION TYPE              TO WHOM               NO. OF SHARES      OPTION PRICE

Incentive                Officer                   31,000             $3.19
Non-qualified            Officers                 478,655             $3.19
Non-qualified            Employees                 28,800             $3.19

     All of these options were issued at the closing stock price at date of grant and all options expire five years from date of grant. During 1998 101,000 shares of the non-qualified options issued to officers and employees, respectively, were exercised.

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

d.   SALE OF STOCK TO OFFICER
     During December of 1997, the Company's President purchased 270,000 shares of common stock at $.75 each.

e. During 1998 the Company sold to an officer 10,000 shares of common stock at $1.16 each. Another 139,200 shares were sold to outside directors at $1.16 each. Common stock sales to unrelated individuals during 1998 were as follows:

                SHARE PRICE                         NUMBER SOLD

                    $.75                               330,000
                    1.16                               350,000
                    3.19                                24,000
                    3.25                               306,000

                                  EQUITEX, INC.
                        Notes to the Financial Statements

Note 4:  COMMON STOCK (CONTINUED)

d.   SALE OF STOCK TO OFFICER (CONTINUED)
     In March 1998 the Company's Board of Directors authorized a private placement offering of up to 500,000 shares of the Company's common stock at $1.16 per share. As of the close of the private placement on May 21, 1998, 499,200 shares were sold.

On June 29, 1998 the Company's Board of Directors authorized an additional private placement of up to 750,000 of the Company's common stock at $3.25 per share. As of December 31, 1998, 306,000 shares were sold under this placement.

Note 5:  INCOME TAXES

     The provision (benefit) for income taxes for the years ended December 31, 1998 and 1997, consists of the following:

                                                     DECEMBER 31,
                                            1998                      1997
Current:
  Federal and state                        $    --                  $(56,307)
  Benefit of net operating loss
   carryback/carryforward                       --                        --
                                           -------                  --------
  Total current (provision) benefit        $    --                  $(56,307)
                                           =======                  ========

Deferred:
  Accrued unpaid bonus                     $    --                  $(48,930)
  Bad debt expense                              --                    93,948
  Other                                     63,180                    41,224
                                           -------                  --------
  Total deferred (provision) benefit       $63,180                  $ 86,242
                                           =======                  ========

     Deferred taxes reflect the tax effects of differences between the amounts recorded as assets and liabilities for financial reporting purposes and the amounts recorded for income tax purposes. The tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

                                                     DECEMBER 31,
                                            1998                      1997
Deferred tax assets:
Accrued items not currently deductible     $263,140                $203,417
Excess "tax" basis on investment                 --                  92,964
Tax benefit of unrealized loss on
   investments                              431,361                      --
Valuation allowance                        (694,501)                     --
                                           --------                --------
Total deferred tax assets                        --                 296,381
                                           --------                --------

Deferred tax liabilities:
Tax on unrealized gain on investments            --                (233,201)
                                           --------                --------
Total deferred tax liabilities                   --                (233,201)
                                           --------                --------
Net deferred tax asset (liability)         $     --                $ 63,180
                                           ========                ========

     Recognition of a deferred tax asset is allowed if future realization is more-likely-than-not. The Company has provided a full valuation allowance for its deferred tax assets (relative to accrued items not currently deductible and unrealized loss on investments) because its realization is not considered more-likely-than-not.

                                  EQUITEX, INC.
                        Notes to the Financial Statements


Note 5:  INCOME TAXES (CONTINUED)

     Tax years prior to 1994 are "closed" to adjustments by the running of the statute of limitations.

Note 6:  RELATED PARTY TRANSACTIONS

a.   OFFICE RENTAL
     The Company rents office space on a month-to-month basis for $2,500 per month from Beacon Investments, a partnership in which the Company's President is the sole partner.

b.   BONUSES TO OFFICERS
     In November, 1989 the Board of Directors adopted a bonus arrangement whereby the Company's President is entitled to an annual bonus equal to 3 percent of the Company's total assets as of each year end. All bonuses are paid out of the Company's cash flow. In August 1998 the Company's Board of Directors approved a new bonus arrangement with the Company's president as recommended by an outside consulting firm, with the annual bonus to be calculated quarterly based on a combination of 1 percent of the Company's assets and 5 percent of the increase in the market value of the Company's common stock each quarter. The new bonus arrangement is effective January 1, 1998. The bonus accrual at December 31, 1998 has been adjusted to reflect the terms of the new bonus arrangement. The unpaid portion of these bonuses, amounts totaling $676,168 and $299,259 have been accrued as a "Bonus to Officer" in the December 31, 1998 and 1997 balance sheets, respectively. During 1997 the Company's Corporate Secretary received a bonus of $6,744.

c.   DIRECTORS' FEES
     During 1998 and 1997 the Company paid $12,500 to each of its two outside directors for their attendance at the meetings held in each year.

d.   NOTE PAYABLE TO OFFICER
     During 1998 the Company's President loaned the Company a total of $165,000 primarily for working capital needs. Of this amount $22,672 was repaid during the year leaving an unpaid balance of $142,328 at December 31, 1998. These uncollaterialized loans are all due on demand and bear interest at 8% per annum.

e.   NOTE PAYABLE TO RELATED ENTITY
     A related entity loaned the Company $100,000 in August 1997 pursuant to a note agreement, which is due on demand, pays interest at 12% per annum and is collateralized by 25,000 common shares of IntraNet Solutions. Of this amount, $30,000 was repaid during 1998 leaving an unpaid balance at December 31, 1998 of $70,000.

Note 7:  CONTRACT DEPOSIT RECEIVABLE

     The Company is the plaintiff in an action whereby it is seeking to recover $300,000 deposited into escrow pending the receipt of documentation needed pursuant to a contractual agreement. The defendant never delivered the required documents. This item has been recorded at an estimated net realizable value of $150,000 under "Contract Deposit Receivable", herein.

                                  EQUITEX, INC.
                        Notes to the Financial Statements


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

     At December 31, 1998, the Company's primary concentration of credit risk relates to its investments in certain portfolio companies, certain of which are highly leveraged companies within the United States and which are involved in the sporting goods and manufacturing industries. Consideration was given to the financial position of these portfolio companies when determining the appropriate fair values at December 31, 1998 and 1997.

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

     For the year ended December 31, 1998, the Company paid $105,413 in premiums and $59,586 of additional compensation to the President for related income taxes.

Note 10: SUBSEQUENT EVENTS

     Since December 31, 1998, the Company has sold an additional 384,000 shares of its June 29, 1998 private placement of common stock at $3.25 per share to unrelated private investors.

     Since December 31, 1998, the Company has loaned $70,000 and $30,000 to VP Sports, Inc. and Triumph Sports Group pursuant to note agreements which are uncollateralized, due on demand and pay interest at 10% per annum.

     Since December 31, 1998 the Company has loaned $325,000 to First TeleServices Corporation pursuant to note agreements which are uncollateralized, due on demand and pay interest at 10% per annum. The Company has also loaned $200,000 to First TeleBanc under similar terms.

     On January 5, 1999, the Registrant's two independent directors each received options to purchase 158,700 shares of the Registrant's common stock at an exercise price of $6.75 per share expiring on January 5, 2004. On the same date under the 1999 plan, the two independent directors wre granted an additional 86,800 options each (exercisable at $6.75 per share) and the oficers and employes of the Company were granted a total of 509,000 options at the same exercise price.

                                  EQUITEX, INC.
                        Notes to the Financial Statements


Note 10: SUBSEQUENT EVENTS (CONTINUED)

     During the first quarter of 1999 the Company issued the following 6% convertible preferred stock:

     SERIES                   NUMBER SHARES                 PROCEEDS

       A                           900                     $  900,000
       B                           600                        600,000
       C                           600                        600,000
                                                           ----------
                                                           $2,100,000

     The preferred stockholders may convert their stock into common shares at 65% of the current market quote on common at the date of conversion. The Company is required to convert the preferred stock into common stock at the 3 year anniversary date.

                                  EQUITEX, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                   SCHEDULE II



COLUMN A                         COLUMN B         COLUMN C          COLUMN D       COLUMN E
                                                  ADDITIONS

                                  BALANCE               CHARGED                    BALANCE
                                 BEGINNING    CHARGED   TO OTHER                   AT END
                                     OF      TO COSTS/  ACCOUNTS-     DEDUC-         OF
                                   PERIOD    EXPENSES   DESCRIBE      TIONS        PERIOD


For the year ended
  Dec. 31, 1998:
Allowance for un-
collectible accounts
  Notes receivable ............   $ 40,293   $   --     $           $(40,193)     $    100
  Interest receivable .........         35      1,795                     --         1,830
  Accounts receivable .........     53,742      3,936                     --        57,705

For the year ended
  Dec. 31, 1997:
Allowance for un-
collectible accounts
  Notes receivable ............   $    100   $ 40,193   $             $   --      $ 40,293
  Interest receivable .........         35       --                       --            35
  Accounts receivable .........      2,943     50,799                     --        53,742



The accompanying notes are a part of this schedule.