Form 10QSB
period 1999-03-31
EQUITEX INC
filed 1999-05-24
CIK 716101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1999


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


Number of shares of common stock outstanding at April 30, 1999: 7,014,443

                                  EQUITEX, INC.


Part 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         The accompanying interim unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-KSB Report (filed with the Securities and Exchange Commission) for the year ended December 31, 1998.

                                  EQUITEX, INC.
                           Consolidated Balance Sheet
                                   (Unaudited)


                                                                      MARCH 31,
                                                                        1999
ASSETS
Current assets
      Cash and cash equivalents ...............................     $ 1,520,419
      Account receivable - related entity .....................          40,000
      Accounts receivable - other .............................          33,500
      Advances to FirstNet Capital ............................         567,629
      Loans receivable - National Business Finance, LLC .......         175,000
      Inventories .............................................         142,672
      Prepaid expenses and other current assets ...............          50,298
      Notes receivable - other, net of allowance
           for uncollectible accounts of $100 .................          56,375
      Investments:
           Trading securities .................................       1,370,887
           Available-for-sale securities ......................          44,815
                                                                    -----------
                                                                      4,001,595

Fixed assets:
      Furniture and equipment .................................         224,213
      Leasehold improvements ..................................          68,494
                                                                    -----------
                                                                        292,707
      Less: accumulated depreciation ..........................        (145,256)
                                                                    -----------
                                                                        147,451

Other assets:
      Investment in First TeleBanc ............................         800,000
      Other investments, at cost ..............................         135,000
      Deferred acquisition costs ..............................         127,000
      Goodwill, net of accumulated amortization
           of $14,237 .........................................         627,584
      Trade name, franchise rights and other
           intangibles, net of accumulated
           amortization of $10,768 ............................         184,232
      Contract deposit receivable, net of
           allowance for uncollectibility of $150,000 .........         150,000
      Deposits and other ......................................          47,770
                                                                    -----------
                                                                      2,071,586

                                                                    $ 6,220,632
                                                                    ===========

                                                                     (Continued)

                                  EQUITEX, INC.
                           Consolidated Balance Sheet
                                   (Unaudited)


                                                                      MARCH 31,
                                                                        1999

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Notes payable - related parties .........................     $   240,498
      Notes payable - other ...................................          37,845
      Accounts payable and other accrued liabilities ..........         168,485
      Accounts payable to brokers .............................         282,161
      Accrued bonus to officer ................................         798,105
                                                                    -----------
                                                                      1,527,094

Minority interest .............................................         238,213

STOCKHOLDERS' EQUITY
      Preferred stock, par value $.01; 2,000,000
           shares authorized; 2,100 shares
           issued and outstanding .............................              21
      Common stock, par value $.02; 7,500,000
           shares authorized; 5,861,265 shares
           issued; 5,827,915 shares outstanding
           in 1999 ............................................         117,225
      Additional paid-in capital ..............................      10,676,681
      Accumulated comprehensive other income ..................          35,851
      Accumulated deficit .....................................      (6,260,416)
      Less: treasury stock at cost ............................        (114,037)
                                                                    -----------
                                                                      4,455,325

                                                                    $ 6,220,632
                                                                    ===========

The accompanying notes are a part of this consolidated statement.

                                  EQUITEX, INC.
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                     FOR THE THREE MONTHS ENDED
                                                              MARCH 31,
                                                         1999           1998
                                                                    (PRO FORMA)*
REVENUES
    Sales ........................................   $   222,348    $      --
    Consulting fees ..............................        30,000           --
    Interest income ..............................        12,050            365
    Administrative fees ..........................         2,647            941
    Realized gain on investments .................       315,564        492,474
                                                     -----------    -----------
                                                         582,609        493,780
EXPENSES
    Cost of goods sold ...........................       131,086           --
    Salaries .....................................       163,988         75,153
    Officer's bonus ..............................       222,561         43,545
    Consulting fees ..............................       152,500         88,000
    Employee benefits ............................        97,101         96,174
    Rent .........................................        36,470          8,689
    Advertising and promotion ....................        31,322          2,334
    Office expense ...............................        19,581         32,990
    Legal and accounting .........................        43,507         30,715
    Interest .....................................        20,786         20,324
    Repairs and maintenance ......................         3,984           --
    Bad debt expense .............................        13,748         13,733
    Depreciation and amortization ................        17,644          2,721
    Other general and administrative .............        99,551         86,643
    Unrealized loss (gain) on trading securities .        15,911       (131,559)
                                                     -----------    -----------
                                                       1,069,740        369,462
                                                     -----------    -----------
        Net income (loss) before minority
         interest and taxes ......................      (487,131)       124,318

    Minority interest in net income (loss) .......        11,787         15,115
                                                     -----------    -----------
        Net income (loss) before income taxes ....      (475,344)       139,433

    Provision for income taxes - deferred ........          --          (51,308)
                                                     -----------    -----------
        Net income (loss) ........................      (475,344)        88,125

    Other comprehensive income, net of tax
        Unrealized holding gains (losses) on
          securities arising during period .......        35,851         52,475
                                                     -----------    -----------
    Comprehensive income (loss) ..................   $  (439,493)   $   140,600
                                                     ===========    ===========
    Net income (loss) per common share - primary .   $      (.07)   $       .04
                                                     ===========    ===========
    Net income (loss) per common share -
        fully diluted ............................   $      (.07)   $       .04
                                                     ===========    ===========
    Weighted average number of common shares .....     5,612,291      3,560,115
                                                     ===========    ===========

*   As if an operating company rather than a BDC.

The accompanying notes are a part of this consolidated statement.

                                  EQUITEX, INC.
                             Statement of Operations
                                   (Unaudited)

                                                                  FOR THE THREE
                                                                      MONTHS
                                                                 ENDED MARCH 31,
                                                                       1998
                                                                  (WHILE A BDC)

Revenues
   Interest and dividends .....................................     $    10,380
   Consulting fees ............................................         250,000
   Administrative fees ........................................             941
   Miscellaneous ..............................................            --
                                                                    -----------
                                                                        261,321

Expenses
   Salaries and consulting fees ...............................          75,153
   Officer's bonus ............................................          43,545
   Office rent ................................................           8,689
   Legal and accounting .......................................          27,633
   Employee benefits ..........................................          96,174
   Other general and administrative ...........................          96,779
   Interest ...................................................          20,324
   Bad debt expense ...........................................          13,733
   Depreciation and amortization ..............................           2,721
                                                                    -----------
                                                                        384,751

Net investment loss ...........................................        (123,430)

Net realized gain on investments and
 net unrealized gain on investments:

   Proceeds from sales of investments .........................         712,143
   Less: cost of investments ..................................         219,669
                                                                    -----------
Net realized gain on
   investments before income taxes ............................         492,474

Net investment loss and net realized gain
   on investments before income taxes .........................         369,044

Income tax benefit (provision) - current
Income tax benefit (provision) - deferred .....................         (89,451)
                                                                    -----------

Net investment loss and net realized
   gain on investments ........................................         279,593

                                                                     (Continued)

The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                        Statement of Operations (Page 2)
                                   (Unaudited)

                                                                  FOR THE THREE
                                                                      MONTHS
                                                                 ENDED MARCH 31,
                                                                       1998
                                                                  (WHILE A BDC)

Increase in unrealized
   appreciation on investments ................................     $   261,283

Less income tax benefit (provision)
   applicable to (increase) in
   realized appreciation ......................................        (101,899)
                                                                    -----------
                                                                        159,384
                                                                    -----------
Net increase in net assets
   resulting from operations ..................................     $   438,977
                                                                    ===========

Increase in net assets per
   share - primary ............................................     $       .12
                                                                    ===========

Increase in net assets per
   share - fully diluted ......................................     $       .11
                                                                    ===========

Weighted average number of common shares ......................       3,560,115
                                                                    ===========

The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                MARCH 31,
                                                           1999           1998
                                                                      (PRO FORMA)*
Cash flows (used) provided by operating activities:
      Net income (loss) ............................   $  (475,344)   $    88,125
      Adjustments to reconcile net income
           (Loss) to net cash provided by
             operating activities:
           Depreciation ............................        17,644          2,721
           Services for stock ......................       150,000
           Minority interest in net loss ...........       (11,787)        15,115
      Changes in assets and liabilities:
           Trade receivables .......................                      (62,053)
           Accounts receivable - other .............       (27,500)
           Accounts receivable - brokers ...........                       73,741
           Advances in FirstNet Capital ............      (567,629)
           Loans receivable ........................      (175,000)
           Inventories .............................       (22,974)
           Prepaid expense and other ...............       (13,694)        (5,100)
           Investments - trading securities ........        87,839       (276,143)
           Investments available for sale securities       (35,851)       (86,024)
           Bank overdraft ..........................       (12,666)
           Accounts payable and other accrued
              liabilities ..........................       (30,294)        89,018
           Accounts payable to brokers .............      (373,899)       287,555
           Deferred income taxes ...................                       84,857
           Accrued bonus to officer ................       121,937       (111,456)
                                                       -----------    -----------
              Net cash (used) provided by operating
              activities ...........................    (1,369,218)       100,357

Cash flows (used) provided by investing activities:
      Purchase of fixed assets .....................        (1,662)        (2,901)
      Repayment of note receivable .................                       16,083
      Increase in deferred acquisition costs .......       (41,000)
      Increase in deposits and other ...............       (46,619)
      Increase in tradename and franchise costs ....       (27,500)
      Investment in First TeleBanc .................      (175,000)
                                                       -----------    -----------
              Net cash (used) provided by
                 investing activities ..............      (291,781)        13,182

                                                                     (Continued)

The accompanying notes are a part of this consolidated statement.

*     As if an operating company rather than a BDC.

                                  EQUITEX, INC.
                  Consolidated Statement of Cash Flows (Page 2)
                                   (Unaudited)

                                                                MARCH 31,
                                                           1999           1998
                                                                      (PRO FORMA)*
Cash flows (used) provided by financing activities:
      Common stock issued for cash .................   $ 1,214,650    $   247,500
      Minority interest increase ...................                       62,000
      Preferred stock issued for cash ..............     2,100,000
      Offering costs incurred ......................      (150,000)
      Issuance of notes payable - related parties ..        18,199
      Repayment of notes payable ...................        (1,431)      (327,599)
                                                       -----------    -----------
      Net cash (used) provided by financing activities   3,181,418        (18,099)

Change in cash and cash equivalents ................     1,520,419         95,440

Cash and cash equivalents,
      beginning of period ..........................          --            9,187
                                                       -----------    -----------
Cash and cash equivalents,
      end of period ................................   $ 1,520,419    $   104,627
                                                       ===========    ===========

Supplemental disclosures of cash flow information:
           Interest paid ...........................   $    21,829    $    21,249
                                                       ===========    ===========

           Interest received .......................   $    11,390    $     4,456
                                                       ===========    ===========



Supplemental disclosure of non-cash activities:
      In March 1999, a noteholder converted his note payable of $150,000 into the Company's common stock.

      In the first quarter of 1999, $200,000 of the Company's common stock was issued to the placement agent for services rendered relative to the preferred stock sale.


The accompanying notes are a part of this consolidated statement.

*     As if an operating company rather than a BDC.

                                  EQUITEX, INC.
                             Statement of Cash Flows
                                   (Unaudited)

                                                                  FOR THE THREE
                                                                      MONTHS
                                                                 ENDED MARCH 31,
                                                                       1998
                                                                  (WHILE A BDC)

Cash flows from operating activities:
   Net change in net assets ....................................    $   438,977
       Adjustments to reconcile net change in
       net assets to net cash provided by
       operating activities:
         Depreciation and amortization .........................          2,721
         Donation of stock
         Provision for bad debts on notes
           receivable ..........................................           --
         Realized (gain) loss on sale of
           investments .........................................       (492,474)
         Unrealized (gain) loss on investments .................       (261,283)
   Proceeds from sales of investments ..........................        712,143
   Purchase of investments .....................................       (725,328)
   Repayment of notes receivable ...............................         16,083
   Issuance of notes receivable ................................        (18,266)
   Changes in assets and liabilities:
       (Increase) decrease in interest receivable ..............         (5,835)
       (Increase) decrease in other assets .....................         (5,100)
       (Increase) decrease in trade receivables ................        (62,053)
       (Increase) decrease in accounts
         receivable - brokers ..................................         73,741
       Increase in accounts payable and
         other accrued liabilities .............................        104,436
       Increase in accounts payable to brokers .................        287,555
       Increase (decrease) in accrued bonus
         to officer ............................................       (111,456)
       Increase (decrease) in deferred income taxes ............        191,350
                                                                    -----------
       Net cash (used) by operating
         activities ............................................        145,211

Cash flows from investing activities:
   Purchase of furniture and equipment .........................         (2,901)
                                                                    -----------
       Net cash (used) by investing activities .................         (2,901)

                                                                     (Continued)

The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                        Statement of Cash Flows (Page 2)
                                   (Unaudited)

                                                                  FOR THE THREE
                                                                      MONTHS
                                                                 ENDED MARCH 31,
                                                                       1998
                                                                  (WHILE A BDC)

Cash flows from financing activities:
   Repayment of notes payable ..................................    $  (327,599)
   Common stock issued for cash ................................        247,500
                                                                    -----------
       Net cash provided (used) by
          financing activities .................................        (80,099)

Increase (decrease) in cash ....................................         62,211

Cash, beginning of period ......................................          9,187
                                                                    -----------
Cash, end of period ............................................    $    71,398
                                                                    ===========

Supplemental disclosures of cash flow information:
       Interest paid ...........................................    $    21,249
                                                                    ===========

       Interest received .......................................    $     4,546
                                                                    ===========



The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                     Selected Notes to Financial Statements
                          (Not a Complete Presentation)
                                 March 31, 1999
                                   (Unaudited)


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES
         Significant accounting policies include:

         a. DECERTIFICATION AS A BUSINESS DEVELOPMENT COMPANY (BDC)
         On January 4, 1999, the Company withdrew its election to be treated as a BDC subject to the Investment Company Act. As a result of this withdrawal, the Company is now required to present its financial statements consistent with those of a normal operating company as opposed to a business development company
(BDC). Because the Company was a BDC for the quarter ended March 31, 1998 the statement of operations and cash flows for the 1998 quarter still reflect the BDC format.

         b. PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements for 1999 include the accounts of Equitex, Inc., its wholly-owned subsidiary, First TeleServices Corporation which was acquired August 1998, and two majority-owned subsidiaries, VP Sports, Inc. and Triumph Sports, Inc. which were formed in December 1997 and January 1998, respectively. All significant intercompany accounts and transactions have been eliminated. The equity method of accounting is used for the Company's interest in two 50%-owned joint ventures over which the Company has the ability to exercise significant influence. These joint ventures were started in late March 1999 and had no operational activity in the first quarter of 1999. The Company also has other investments that are less than 20%-owned and are accounted for at either cost or fair market value as described in Note 1d. below.

         The March 31, 1999 unaudited pro forma column in the statement of revenues and statement of cash flows reflects the Company's consolidated activity for the three months ended March 31, 1999 as if the Company were an operating company rather than a BDC at that time.

         c. INVENTORIES
         Inventories consist of retail merchandise inventory and are stated at the lower of cost or market. Cost is determined on the average cost method.

         d. INVESTMENTS UNDER 20%-OWNED
         Investments in marketable securities are stated at fair market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are defined as trading securities or available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities."

         Management will determine the appropriate classification of its investments in marketable securities at the time of purchase and will reevaluate such determination at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and unrealized holding gains and losses are included in

                                  EQUITEX, INC.
                     Selected Notes to Financial Statements
                          (Not a Complete Presentation)
                                 March 31, 1999
                                   (Unaudited)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         d. INVESTMENTS UNDER 20%-OWNED (CONTINUED)
earnings. Debt securities for which the Company does not have the intent or ability to hold to maturity and equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The cost of investments sold is determined on the specific identification or the first-in, first-out method. If an investment does not have a readily determinable fair market value, then it is carried at cost.

         e. INTANGIBLE ASSETS
         Intangibles include covenants-not-to-compete, lease assignments, trade name and franchise rights and the excess of costs over fair value of net assets of business (four retail stores) acquired. All intangibles are amortized by the straight-line method over estimated useful lives as follows:
                                                  LIFE
         Tradename and franchise rights        10 years
         Lease assignment                      10 years
         Non-compete agreement                 10 years
         Goodwill                              10-15 years

NOTE 2.  NOTES PAYABLE

         As discussed in Note 3b. below, a noteholder exchanged his $150,000 note and accrued interest for the Company's common stock.

NOTE 3.  STOCKHOLDERS' EQUITY

         a. PREFERRED STOCK
         During the quarter ended March 31, 1999, the Company issued a total of 2,100 shares of 6% Series A, B, and C Convertible Preferred Stock in consideration for $1,000 cash per share which is the stated value per share. Each series of stock is convertible into common stock at any time by the holders at a conversion price equal to 65% of the average closing bid price of the Company's common stock as specified in the agreement. The holders are entitled to receive a cumulative annual dividend of $60 per share, which is payable quarterly and has preference to any other dividends which might be paid by the Company. The dividend is payable either in cash or in shares of the Company's common stock, at the Company's option. The Company is required to convert these shares at the three-year anniversary date. See Note 5 regarding subsequent conversion of these shares. The preferred stockholders received warrants to purchase a total of 250,000 whares of the Company's common stock at 120% of the market price as of the grant date. In addition, the placement agent was issued 20,000 shares of the Company's common stock, valued at $200,000 in exchange for services in connection with the preferred stock sales.

         b. COMMON STOCK ISSUANCES
         During the first quarter of 1999, the Company sold 315,312 shares of its common stock in a private placement for cash of $3.25 per share. In addition, during the quarter a note holder exchanged his note and accrued interest for 48,688 shares of the Company's common stock.

         During the first quarter of 1999, employees and officers exercised previously granted stock options for 59,600 shares of common stock.

                                  EQUITEX, INC.
                     Selected Notes to Financial Statements
                          (Not a Complete Presentation)
                                 March 31, 1999
                                   (Unaudited)

NOTE 3.  STOCKHOLDERS' EQUITY (CONTINUED)

         c. STOCK OPTIONS AND WARRANTS
         In January 1999, the Company's Board of Directors adopted an incentive stock option plan covering up to 1,000,000 shares of the Company's common stock. During the quarter ended March 31, 1999, the Company granted incentive stock options for 29,000 shares and 8,000 shares to the Company's officers and employees, respectively. In addition, non-statutory stock options for 472,000 and 291,000 shares were granted to officers and directors, respectively. All options were granted at a price of $6.75 per share which represents fair market value at the grant date.

         A warrant to purchase 50,000 shares of the Company's common stock at $3.75 per share was granted to an unrelated entity for services rendered, valued at $150,000. In addition, a warrant to purchase 62,500 whares at an exercise price of 7.25 per share was granted to another unrelated party.

NOTE 4.  COMMITMENTS

         As of March 31, 1999 additional rental commitments for office space and equipment relative to the Company's consolidated subsidiaries are as follows:
         Year                              Amount
         1999                             $57,558
         2000                              76,742
         2001                              74,943
         2002                              73,658
         2003                              50,887
         Thereafter                       103,704
                                         --------
           Total                         $437,492

NOTE 5.  SUBSEQUENT EVENTS

         a. CONVERSION OF PREFERRED SHARES
         In April 1999 all 2,100 shares of the Company's 6% Series A, B and C Convertible Preferred Stock, plus accrued dividends on those shares, were converted into approximately 320,528 shares of common stock at an average conversion price of $6.63 per share.

         b. ISSUANCE OF SERIES D PREFERRED
         In May 1999 the Company issued 3,500 shares of Series D convertible preferred stock at $1,000 per share. The Series D preferred stock contains the same rights as the Series A, B and C Preferred stock discussed in Note 3a.

         c. ADDITIONAL COMON STOCK ISSUANCES
         Subsequent to March 31, 1999, 591,000 shares of the Company's common stock were issued pursuant to stock option exercises, 15,000 shares were issued as part of the private placement, and 260,000 shares were issued pursuant to warrant exercises.

         d. PROPOSED BUSINESS ACQUISITION
         In May 1999 the Company entered into a letter of intent with a previously unrelated mortgage lender. Under the terms of the letter of intent, the Company is to acquire the mortgage company in exchange for shares of the Company's common stock and a working capital contribution. In May 1999 $2.5 million in working capital funds were loaned to this entity pursuant to the letter of intent. The mortgage company's common stock secures $2,000,000 of these advances and the $500,000 remainder is unsecured.

Part 1.  FINANCIAL INFORMATION

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD LOOKING STATEMENTS

THIS REPORT MAY CONTAIN CERTAIN "FORWARD-LOOKING" STATEMENTS AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 OR BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE REGISTRANT'S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE REGISTRANT'S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY", "WILL", "EXPECT", "BELIEVE", "ANTICIPATE", "INTENT", "COULD", "ESTIMATE", "MIGHT", OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE REGISTRANT'S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO THE REGISTRANT'S OPERATIONS, MERGERS OR ACQUISITIONS, GOVERNMENTAL REGULATION, THE VALUE OF THE REGISTRANT'S ASSETS AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER REGISTRANT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.


OVERVIEW

On January 4, 1999, Equitex, Inc. ("Equitex", the "Company", or the "Registrant") filed with the Securities and Exchange Commission to withdraw its election to be treated as a business development company ("BDC") and elected to be treated for a maximum period of one year as a "transient investment company" as that term is defined in the Investment Company Act of 1940 (the "Investment Company Act"). A BDC is a form of closed-end, non-diversified investment company under the Investment Company Act. Following the withdrawal, the Registrant is no longer subject to the regulatory provisions of the Investment Company Act for BDC's, such as insurance, custody, composition of the board, affiliated transactions and compensation arrangements. Despite the Company's withdrawal of its election as a BDC, the Company continues to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Exchange Act, the Registrant continues to file periodic reports on Form 10-KSB and Form 10-QSB, as well as reports on Form 8-K and proxy statements and any other reports required under the Exchange Act. As a result of the Company's withdrawal of its election to be treated as a BDC, the Company is now operating as a holding company which must consolidate its financial statements with those of its majority-owned subsidiaries.

On August 13, 1998, the Registrant acquired all of the outstanding stock of First TeleServices Corp. ("FTC") in exchange for 625,000 shares of the Registrant's common stock. As a result of this transaction, FTC became a wholly owned subsidiary of the Company. FTC is a fee-based financial services organization consisting of a database marketing division, consumer finance division, an inbound/outbound calling center, and an operations center. FTC has developed strategic alliances with a number of nationwide organizations to outsource certain of its operations as well as the products and services it offers.

FTC has only partially begun operations and has not yet generated income. As a marketing arm for financial institutions, FTC will perform as a consumer finance company, offering a broad array of financial products and services to the sub-prime market. These products will be developed through correspondent relationships with companies specializing in those particular products which may include: debt transfer servicing; balance transfer servicing; secured credit cards; sub-prime mortgage loans; sub-prime auto loans; prepaid calling cards; prepaid residential long distance service; prepaid cellular service; insurance products; and other selected products and services.

During the first quarter, FTC entered into a joint venture agreement with RLG Holdings, LLC ("RLG") to service, collect and sell portfolios of consumer debt. RLG is a Florida based financial services company specializing in acquisition, value enhancement and profitable disposition of consumer collection portfolios and performing and non-performing real estate secured notes receivable portfolios. Utilizing funds provided by FTC and RLG, the joint venture company, FirstNet Capital, acquired two debt portfolios, the first of which consists of over 13,000 accounts representing in excess of $100 million. The second and most recent acquisition consists of 15,600 charged-off credit accounts in Canada with an aggregate balance of approximately $34 million Canadian. The Company, through FTC, advanced a total of $568,000 to the joint venture during the quarter ended March 31, 1999.

Also during the quarter ended March 31, 1999, the Company, through FTC, loaned $175,000 to National Business Finance, LLC ("NBF"). NBF is a SBA (Small Business Administration) loan originator which originates and sells to SBA lenders, including Net1Bank, SBA loans for a fee. An additional $125,000 was loaned to NBF following quarter end and prior to the filing of this report.

In the fourth quarter of 1998, the Registrant acquired a number of shares of First TeleBanc Corp. ("FTB") which now totals 7.5% of FTB's outstanding capital stock. On April 12, 1998 the Registrant announced its intent to merge with FTB and has since executed a definitive agreement for the merger which calls for the Company to acquire all of the outstanding capital stock of FTB in an exchange of stock. Under the terms of the agreement, the existing stockholders of FTB will receive shares of Equitex common stock based on certain factors, principally the relative value of each company. In addition, certain of the non-financial services related assets of Equitex will be spun off to the Company's stockholders through a newly formed publicly traded company which will be managed by the Company's current management and board of directors. Equitex is in the process of filing for regulatory approval of the transaction with the Federal Reserve Bank of Atlanta. A meeting of Equitex stockholders to vote on the merger will be scheduled as soon as possible.

FTB is the bank holding company for Net1Bank, N.A., formerly known as Boca Raton First National Bank, a 13 year-old nationally chartered bank based in Boca Raton, Florida. FTB intends to operate as a single bank holding company through Net1Bank offering both traditional walk-in banking services as well as Internet banking. Net1Bank will also focus on fee-based programs such as SBA lending, secured credit cards and electronic transaction processing. Concurrent with the closing of the merger, if consummated, the newly merged company will change its name to Net1Bank Corp. and FTB's existing board of directors will become the board of the new bank holding company.

On May 13, 1999, the Company announced the signing of a letter of intent with First Bankers Mortgage Services, Inc. ("FBMS") of Ft. Lauderdale, Florida. The letter of intent calls for the acquisition by the Registrant of all of the outstanding capital stock of FBMS for a combination of Equitex common stock and a commitment of working capital to the ongoing entity. Following the execution of the letter of intent, the Registrant made loans totaling $2.5 million to FBMS, $2 million of which is secured by all of the issued and outstanding common stock of FBMS. As of the filing of this report, the companies are performing customary due diligence and negotiating the terms of a definitive agreement. FBMS is one of the 70 largest mortgage lenders in the United States operating in 25 states and is the largest privately held mortgage lender in the state of Florida. FBMS profitably originated in excess of $850 million in mortgage loans during 1998.

In June 1998, the Registrant commenced a private placement of up to 300,000 shares of the Registrant's common stock at $3.25 per share to accredited investors. In October 1998, the board of directors of the Registrant increased the number of shares which could be sold pursuant to the offering from 300,000 to 750,000 shares. During the quarter ended March 31, 1999, the Registrant completed this offering with the sale of 364,000 shares of common stock for total proceeds of $1,183,000, $158,236 of which was converted debt.

During the first quarter of 1999, the Registrant completed three offerings through which a total of 2,100 shares of the Company's $.01 par value preferred stock were sold to accredited investors for $1,000 per share. The Company sold 900 shares of its Series A 6% Convertible Preferred Stock for total proceeds of $900,000, less offering expenses. The Series A 6% Convertible Preferred Stock carries a 6% interest rate paid quarterly in either cash or stock and may be convertible into shares of the Company's common stock at 65% of the five day average bid price of the Company's common stock for the five days immediately preceding conversion. The Company sold 600 shares of its Series B 6% Convertible Preferred Stock for proceeds of $600,000 and 600 shares of its Series C 6%
Convertible Preferred Stock for proceeds of $600,000. The Series B and C Preferred Stock carries the same terms and conditions as those of Series A. During the month of April 1999, all of the outstanding shares of the Series A, B and C preferred stock, including dividends payable, were converted into a total of 320,528 shares of Equitex common stock.

During the month of May 1999, the Company sold 3,500 shares of its Series D 6% Convertible Preferred Stock to an accredited investor under terms and conditions similar to those of the Series A, B and C Preferred Stock. The total proceeds of $3,500,000, less offering costs, are currently being held in escrow pending authorization by the Company's stockholders of a sufficient number of shares of the Company's common stock to cover those shares underlying the Series D preferred stock. The Company has filed a preliminary proxy statement with the Securities and Exchange Commission for a Special Meeting of Stockholders to be held during the Summer of 1999 at which the Company's stockholders will be asked to vote on a proposal to increase the number of authorized shares of the Company's common stock from 7,500,000 to 50,000,000.

A majority of the proceeds of these offerings have been and will be used in connection with the Registrant's merger and acquisition activities as well as for working capital. During the quarter ended March 31, 1999, the Company loaned a total of $935,129 to its wholly owned subsidiary, FTC, which was used in connection with FTC's investment activities as outlined above as well as for working capital and operating overhead. Portions of the proceeds as well as cash received from the exercise of outstanding stock options were also used in the loans made to FBMS as explained above.

As part of the Company's transition from a BDC to an operating company, the operations of two of the Company's BDC investments, Triumph Sports, Inc. ("Triumph") and VP Sports, Inc. ("VP"), both of which are majority owned by the Registrant, must be consolidated with those of the Registrant and that of its wholly owned subsidiary FTC. In the latter part of 1998, Triumph acquired and currently operates four health food, nutritional and supplement related retail outlets in south Florida. Triumph is an authorized franchisee of General Nutrition Centers ("GNC") which stores comprise one of those operated. In addition, Truimph has signed an agreement with GNC to open an additional unit in the south Florida area. The Company owns approximately 79% of Triumph. VP has executed a letter of intent for the acquisition of a Canada based manufacturing company and is currently finalizing a definitive agreement. VP has received a non-binding financing commitment from an asset-based lender which is performing its due diligence review. Equitex owns approximately 87% of VP.

RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto. As a result of the Company's change from a BDC to an operating company effective January 4, 1999, the Company is now required to present its financial statements consistent with those of an operating company as opposed to an investment company. Accordingly, the March 31, 1998 statements of operations and cash flows are presented in both a pro-forma format which assumes the Company was an operating company instead of a BDC as well as the investment company format which includes the actual results for the Company's operations as a BDC in that period.

REVENUES: Revenues for the quarter ended March 31, 1999 were $582,609 as compared to pro-forma revenues of $493,780 at March 31, 1998 and actual revenues of $261,321 for the Company's BDC operations for the same period. Of these revenues, $360,261 are attributed directly to the operations of the Registrant while $222,348 are attributed to its consolidated subsidiaries, all of which came from the operations of Triumph. Neither FTC nor VP generated revenues during the quarter. Of these revenues, $222,348 were sales generated by Triumph's retail stores while $315,564 were realized gains on the Registrant's investments most of which was received from the sale of certain of the Company's shares of IntraNet Solutions.

EXPENSES: The Registrant's expenses increased significantly during the first quarter of 1999 to $1,069,740 as compared to a pro-forma $369,462 and actual expenses of $384,751 for the same period in 1998. A majority of this increase is a direct result of the consolidation of three new entities with that of the Registrant. The addition of cost of goods sold of $131,086 for Triumph as well as salaries, rent, advertising and promotion, depreciation, general and administrative and other costs associated with the operating overhead of the Company's subsidiaries combine to form a significant portion of this increase.

In addition, officer's bonus increased from $43,545 in the prior period to $222,561 for the current period as a result of a change in the nature in which the officer's bonus is paid from a percentage of total assets to primarily the increase in the market value of the Registrant's common stock. Of the Company's total expenses, approximately $274,349 are attributed to Triumph and $83,918 are attributed to FTC. VP had only minimal expenses for the quarter.

MINORITY INTEREST: For the quarter ended March 31, 1999, the Registrant had minority interest in net loss of $11,787 as compared to $15,115 for the same period in the previous year.

OTHER INCOME: The Registrant recorded $35,851 in other comprehensive income, net of tax for the quarter ended March 31, 1999 as compared to $52,475 for the same period in 1998. This represents non-cash income for unrealized gains on certain of the Company's securities investments that have been classified as "available for sale securities".

NET LOSS: For the quarter ended March 31, 1999, the Registrant recorded a net loss of $475,344 or $.07 per share as compared to pro-forma net income of $88,125 or $.04 per share for the quarter ended March 31, 1998. As a BDC, the Company recorded net investment loss and net realized gain on investments of $279,593 and a net increase in net assets resulting from operations of $438,977 for the first quarter of 1998.

Several factors accounted for the net loss in the current year as opposed to net income for the same period in 1998 on a pro-forma basis including consolidation of the Company's subsidiaries. Of the net loss, Triumph accounted for approximately $26,000 while FTC accounted for about $84,000. In addition, a one-time non-cash consulting fee paid with the Registrant's common stock totaling $150,000 in expenses was recorded during the quarter which contributed to the loss as well as the $222,561 bonus to officer which was accrued but not paid during the quarter.

LIQUIDITY AND CAPITAL RESOURCES: The Registrant's sources of liquidity and capital resources are primarily derived from several sources including sales of investments and proceeds from sales of the Registrant's common and preferred stock. As a result of the cash receipts outlined below, the Registrant presently anticipates its liquidity and capital resources are sufficient to fund the Company's current and planned operations for the foreseeable future. However, as more fully explained in "Overview" above, the Company has signed agreements, which, if consummated, would result in a fundamental change in the nature of the Company's business. While terms of those agreements call for significant cash balances to remain with the Registrant following the proposed transactions, no assurance can be made that the Company's present liquidity and capital resources will be sufficient to fund the future operations of the Registrant should the contemplated mergers and acquisitions take place. Further sales of the Registrant's securities or other sources of income may be necessary to adequately fund those operations.

During the first quarter of 1999, the Registrant received a total of $2,100,000 before expenses from the sale of preferred stock and $1,183,000 from the sale of common stock in a private placement. As a result of the aforementioned sales of the Company's securities along with the proceeds from sales of certain of the Company's investments which totaled in excess of $400,000, the Registrant had a cash position at March 31, 1999 of $1,520,419 all but a very small portion of which was held directly by the Registrant, not its subsidiaries.

Subsequent to March 31, 1999, additional cash was received through the exercise of certain options and warrants which generated approximately $2,500,000. In addition, the Company has sold 3,500 shares of its Series D 6% Convertible Preferred stock for total proceeds of $3,500,000 which currently are being held in escrow.

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings
               None

Item 2.        Changes in Securities
               On January 4, 1999 the Registrant issued 900 shares of its Series A Convertible Preferred Stock for cash consideration of $900,000 to an accredited investor. The Preferred Stock is convertible into common stock at 65% of the average closing bid price of the Registrant's common stock as reported by the Nasdaq Stock Market for the five days immediately preceding conversion, including interest due and payable. The Registrant relied on the exemptions from registration provided by Sections 4(2) and/or 4(6).

               On January 12, 1999 the Registrant issued 600 shares of its Series B Convertible Preferred Stock for cash consideration of $600,000 to a group of accredited investors. The Preferred Stock is convertible into common stock at 65% of the average closing bid price of the Registrant's common stock as reported by the Nasdaq Stock Market for the five days immediately preceding conversion, including interest due and payable. The Registrant relied on the exemptions from registration provided by Sections 4(2) and/or 4(6).

               On January 20, 1999 the Registrant issued 20,000 shares of its common stock to the Placement Agent for its Series A, B and C Convertible Preferred Stock in exchange for services rendered. The Registrant relied on the exemptions from registration provided by Sections 4(2) and/or 4(6).

               On January 29, 1999 the Registrant issued 600 shares of its Series C Convertible Preferred Stock for cash consideration of $600,000 to an accredited investor. The Preferred Stock is convertible into common stock at 65% of the average closing bid price of the Registrant's common stock as reported by the Nasdaq Stock Market for the five days immediately preceding conversion, including interest due and payable. The Registrant relied on the exemptions from registration provided by Sections 4(2) and/or 4(6).

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


Date: May 24, 1999