Form 10KSB/A
period 1998-12-31
EQUITEX INC
filed 1999-07-14
CIK 716101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
================================================================================
       /X/      ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                For the fiscal year ended: DECEMBER 31, 1998

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

                                  EQUITEX, INC.
                                  FORM 10-KSB/A

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

     The Registrant's cash position increased by $23,303 at December 31, 1998 as compared to a decrease of $(44,608) at December 31, 1997. Net cash used by operating activities was $(2,098,204) for 1998 as compared to $(672,835) used in 1997. A significant portion of the use of cash by operating activities is the change in net assets of $(1,981,299) which reflects the Registrant's results of operations for the year. This amount includes both cash entries which reflect the operations of the Registrant including its revenues of $447,840, expenses of $(2,418,245) and realized gains on investments of $1,108,340 as well as non-cash entries for unrealized loss on investments of $(1,056,054).

     The Company's primary uses of cash from operating activities for the year ended December 31, 1998 included purchases of investments totaling $1,388,626 for the acquisition of various investments most notably First TeleBanc Corp. totaling $400,000 and Zamba Corp. totaling $583,622. The Company also issued notes receivable totaling $943,365 to various investee companies including $160,000 to FTC and $497,091 to Triumph Sports. The Registrant recorded an increase in bonus due to officer of $376,909 reflecting a portion of the officer's bonus which was accrued but not paid during the year.

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

     As the Registrant makes the transition from an investment company to an operating company it will be dependent upon income sources other than from its operations to cover operating expenses. Presently, the Registrant anticipates it will primarily utilize funds received from private placements of the both common stock and preferred stock to fund not only its operating expenses, but also its acqusition and merger plans. During the first quarter of 1999, the Registrant raised $2,100,000 from the sale of its Series A, B and C 6% Convertible Preferred Stock. In addition, the Registrant received approximately $1,025,000 from the sale of 315,312 shares of common stock in a private placement. The Company also received approximately $180,000 from the exercise of Company stock options during the quarter and anticipates further exercises will generate additional income which could exceed $2,000,000.

     The Registrant also may sell certain of its investments to generate cash flow. During the first quarter of 1999, the Registrant had realized gain on the sale of investments totaling $315,564, a majority of which came from the sale of IntraNet Solutions common stock.

     While the Registrant believes the above referenced sources of income will be sufficient to cover its operating expenses for 1999, further private placements of common or preferred stock as well as divestiture of portions of its investment portfolio may be required to fund its merger and acquisition plans. Although the Registrant believes it can generate the funds necessary to implement its plan for becoming a fully operating company, no assurances can be made that the Registrant will be successful in generating the funds necessary to achieve its goals.

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

     Currently, the Registrant estimates its cost related to Year 2000 modifications to be less than $3,000 for the Company and its subsidiaries. The anticipated costs and timeliness of completion of Year 2000 modifications are based on management's best estimates, which were derived using numerous assumptions relating to future events, including, without limitation, the continued availability of certain resources and third party modification plans. However, these estimates and assumptions may turn out to be inaccurate.


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

2. Financial Statements Schedules.

     Schedule II - Valuation and Qualifying Accounts and Reserves............S-1

3. Exhibits.

     3.1       Articles of Incorporation (1)
     3.2       Bylaws (1)
     10.1      1993 Stock Option Plan (2)
     10.2      1993 Stock Option Plan for Non-Employee Directors (2)
     10.3      Custody   Agreement   between  Colorado  National  Bank  and  the
               Registrant (2)
     10.4      1999 Stock Option Plan. PREVIOUSLY FILED.
     21        List of Subsidiaries. PREVIOUSLY FILED.

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



Date: July 14, 1999                    EQUITEX, INC.
                                       (Registrant)


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


Date: July 14, 1999                    /S/ HENRY FONG
                                       -----------------------------------------
                                       Henry Fong, President,
                                       Treasurer and Director
                                       (Principal Executive, Financial,
                                       and Accounting Officer)





Date: July 14, 1999                    /S/ RUSSELL L. CASEMENT
                                       -----------------------------------------
                                       Russell L. Casement, Director





Date: July 14, 1999                    /S/ AARON A. GRUNFELD
                                       -----------------------------------------
                                       Aaron A. Grunfeld, Director

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

a.   INVESTMENT IN RDM SPORTS GROUP (FORMERLY ROADMASTER INDUSTRIES, INC.)
     On August 29, 1997, RDM Sports Group (RDM) and all of its operating subsidiaries filed concurrent Chapter 11 petitions with the U.S. Bankruptcy Court. As a result of this, the fair market value (as measured using the public market valuation method) of this investee company dropped to almost zero as reflected in the Schedule of Investments, herein. The Company has also reserved 100% of its $7,685 trade receivable from RDM at December 31, 1998.

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

     During 1997, the Company sold and/or forfeited 171,835 shares of IntraNet for $814,653 used to pay the above mentioned indemnity settlement and also raise working capital, resulting in an ownership position of 473,250 shares (or 5.7%) at December 31, 1997. During 1998, the Company sold 284,665 shares of IntraNet for proceeds of $1,240,613 used to provide working capital, resulting in an ownership position of 188,585 shares (less than 5%) at December 31, 1998. These shares have been valued using the public market valuation method.

c.   INVESTMENT IN VP SPORTS, INC.
     In December of 1997, the Company received 2,000,000 shares (or 88%) of the common stock of VP Sports, Inc., a private company formed for the purpose of seeking out and acquiring an operating entity in the sporting goods/recreation industry. The stock was received in exchange for consulting services and an acquisition letter of intent valued at $250,000. At December 31, 1998 these common shares have been valued using the private market valuation method. The valuation reflects the price at which the most recent common stock sales occurred in 1998.

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

e.   INVESTMENT IN TRIUMPH SPORTS GROUP
     During the first and second quarter of 1998, the Company received 1,000,000 and 500,000 shares, respectively, of the common stock of Triumph Sports Group, a private company formed for the purpose of seeking out and acquiring operating entities in the non-manufacturing licensed and supplemental segments of the sporting goods and leisure-time industry. The stock was received in exchange for consulting services valued at $375,000. The Company's president is also the President and a director of Triumph Sports. At December 31, 1998 the investment is valued using the cost valuation method because no more recent common stock sales have occurred.

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

     Effective April 1, 1993 the Company's Board of Directors granted options to purchase a total of 211,545 shares of common stock under the Option Plan to an officer/director and an officer of the Company. These options are exercisable at $3.00 per share and expire July 2000. The Option Plan and the options granted thereunder were approved by the Company's stockholders on December 28, 1993.

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

     In June 1998, the Board of Directors also granted the following stock options to officers and employees of the Company:

OPTION TYPE              TO WHOM               NO. OF SHARES      OPTION PRICE

Incentive                Officer                   62,000             $3.19
Non-qualified            Officers                 445,655             $3.19
Non-qualified            Employees                 28,800             $3.19
                                                  -------
                                                  538,455

     All of these options were issued at the closing stock price at date of grant and all options expire five years from date of grant. During 1998 101,000 shares of the non-qualified options issued to officers and employees, respectively, were exercised.

     The status of the Company's stock option plans is summarized below as of December 31:

                                                                       WEIGHTED
                                                                       AVERAGE
                                         NUMBER OF                     EXERCISE
                                          SHARES                        PRICE

         Outstanding at Dec. 31, 1996     311,545                        $3.00
         Granted                               --                           --
         Exercised                             --                           --
         Canceled/expired                      --                           --
                                          -------

         Outstanding at Dec. 31, 1997     311,545                        $3.00
         Granted                          538,455                         3.19
         Exercised                       (101,000)                        3.05
         Canceled/expired                      --                           --
                                          -------

         Outstanding at Dec. 31, 1998     749,000                        $3.13
                                          =======

         Options exercisable at:
            Dec. 31, 1998                 749,000                        $3.13
                                          =======                        =====
            Dec. 31, 1997                 311,545                        $3.00
                                          =======                        =====

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

     On January 5, 1999, the Registrant's two independent directors each received options to purchase 158,700 shares of the Registrant's common stock at an exercise price of $6.75 per share expiring on January 5, 2004. On the same date under the 1999 plan, the two independent directors wre granted an additional 86,800 options each (exercisable at $6.75 per share) and the oficers and employes of the Company were granted a total of 509,000 options at the same exercise price. All options granted were issued at the closing stock price at date of grant.

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

                                  EQUITEX, INC.
             Unaudited Pro Forma Consolidated Financial Information

The following unaudited pro forma consolidated balance sheet and statement of operations present the pro forma consolidated financial position and operations of Equitex, Inc. at December 31, 1998 and for the year then ended. Because the Company withdrew its election to be a BDC on January 4, 1999, this unaudited pro forma information reflects the December 31, 1998 financial information as if the Company were an operating company rather than a BDC for all of 1998. As a result of being an operating company, the 1998 pro forma unaudited financial information is presented on a consolidated basis and includes the accounts of Equitex, Inc., its wholly-owned subsidiary First TeleServices Corporation, which was acquired in August 1998, and two majority-owned subsidiaries, VP Sports, Inc. and Triumph Sports, Inc., which were formed in December 1997 and January
1998, respectively. Pro forma adjustments were made for revaluing certain investments from fair market value to cost, consolidating three entities versus carrying them as investments at fair value, eliminating all inter- company receivables, payables, income and expense, and recording gains and losses on trading securities.

                                  EQUITEX, INC.
                 Pro Forma Condensed Consolidated Balance Sheet
                          December 31, 1998 (Unaudited)
                            (As if Operating Company)
ASSETS
Current assets
       Receivables ...........................................      $    71,090
       Inventories ...........................................          119,698
       Other current assets ..................................            5,530
       Notes receivable ......................................          101,948
       Investments ...........................................        1,467,689
                                                                    -----------
                                                                      1,765,955

Net fixed assets .............................................          153,876

Other assets:
       Investment in First TeleBanc ..........................          725,000
       Other investments .....................................          195,000
       Intangible assets .....................................          975,746
       Deposits and other ....................................          196,619
                                                                    -----------
                                                                    $ 4,012,196
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
       Notes payable .........................................      $   411,575
       Accounts payable and other accrued liabilities ........          996,552
       Accrued bonus to officer ..............................          676,168
                                                                    -----------
                                                                      2,084,295

Minority interest ............................................          215,429

STOCKHOLDERS' EQUITY
       Common stock ..........................................          108,353
       Additional paid-in capital ............................        7,368,624
       Accumulated comprehensive other income ................            2,732
       Accumulated deficit ...................................       (5,653,200)
       Less: treasury stock at cost ..........................         (114,037)
                                                                    -----------
                                                                    $ 4,012,196
                                                                    ===========
                                                                     (Continued)

                                  EQUITEX, INC.
                 Pro Forma Consolidated Statement of Operations
                      For the Year Ended December 31, 1998
                                   (Unaudited)
                            (As if Operating Company)



REVENUES
       Sales, consulting and other fees ......................      $   574,425
       Interest and dividend income ..........................            7,052
       Gain (loss) on trading securities .....................          105,367
                                                                    -----------
                                                                        686,844
EXPENSES
       Cost of goods sold ....................................          201,898
       Advertising and promotion .............................           54,088
       Interest ..............................................          112,040
       Bad debt expense ......................................          (34,435)
       Depreciation and amortization .........................           37,512
       General and administrative ............................        3,178,710
                                                                    -----------
                                                                      3,549,813
             Net income (loss) before minority interest
                and taxes ....................................       (2,862,969)

       Minority interest in net income (loss) ................           34,571
             Net income (loss) before income taxes ...........       (2,828,398)

       Provision for income taxes - deferred .................          (63,180)
                                                                    -----------
             Net income (loss) ...............................       (2,891,578)

       Other comprehensive income, net of tax
             Unrealized holding gains (losses) on
                securities arising during period .............            2,732

       Comprehensive income (loss) ...........................      $(2,888,846)

       Net income (loss) per common share - primary ..........      $      (.65)
                                                                    ===========

       Net income (loss) per common share -
             fully diluted ...................................      $      (.65)
                                                                    ===========

       Weighted average number of common shares ..............        4,416,988
                                                                    ===========

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