Form 10QSB
period 1999-06-30
EQUITEX INC
filed 1999-08-20
CIK 716101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended June 30, 1999


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


Number of shares of common stock outstanding at August 6, 1999: 7,140,293

                                  EQUITEX, INC.


Part 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

     The accompanying interim unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-KSB Report (filed with the Securities and Exchange Commission) for the year ended December 31, 1998, and in conjunction with the quarterly 10-QSB Report (filed with the Securities and Exchange Commission) for the quarter ended March 31, 1999.

                                  EQUITEX, INC.
                           Consolidated Balance Sheet
                                   (Unaudited)


                                                                     JUNE 30,
                                                                       1999
                                                                   ------------
ASSETS
Current assets
      Cash and cash equivalents ..............................     $  3,765,658
      Account receivable - related entity ....................           40,000
      Accounts receivable - other ............................           34,574
      Advances to FirstNet Capital ...........................          565,327
      Loans receivable - National Business Finance, LLC ......          300,000
      Inventories ............................................          150,279
      Prepaid expenses and other current assets ..............          112,418
      Notes receivable - First Bankers Mortgage Service ......        2,750,000
      Notes receivable - other, net of allowance
           for uncollectible accounts of $100 ................          184,844
      Investments:
           Trading securities ................................        1,269,621
           Available-for-sale securities .....................             --
                                                                   ------------
                                                                      9,172,721

Fixed assets:
      Furniture and equipment ................................          226,926
      Leasehold improvements .................................           85,087
                                                                   ------------
                                                                        312,013
      Less: accumulated depreciation .........................         (153,938)
                                                                   ------------
                                                                        158,075

Other assets:
      Investment in First TeleBanc ...........................          800,000
      Equity in First Net One Joint Venture ..................          151,500
      Other investments, at cost .............................          250,000
      Deferred acquisition costs .............................          467,634
      Goodwill, net of accumulated amortization
           of $20,314 ........................................          586,856
      Trade name, franchise rights and other
           intangibles, net of accumulated
           amortization of $14,168 ...........................          215,483
      Contract deposit receivable, net of
           allowance for uncollectibility of $150,000 ........          150,000
      Deposits and other .....................................           75,250
                                                                   ------------
                                                                      2,696,723
                                                                   ------------
                                                                   $ 12,027,519
                                                                   ============

                                                                     (Continued)
The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                           Consolidated Balance Sheet
                                   (Unaudited)


                                                                     JUNE 30,
                                                                       1999
                                                                   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Notes payable - related parties ........................     $    178,328
      Notes payable - other ..................................          248,270
      Accounts payable and other accrued liabilities .........          240,588
      Accounts payable to brokers ............................          288,451
      Accrued bonus to officer ...............................          264,161
                                                                   ------------
                                                                      1,219,798

Minority interest ............................................          738,703

STOCKHOLDERS' EQUITY
      Preferred stock, par value $.01; 2,000,000
           shares authorized; no shares
           issued and outstanding ............................             --
      Common stock, par value $.02; 7,500,000
           shares authorized; 7,090,293 shares
           issued; 7,056,943 shares outstanding
           in 1999 ...........................................          142,906
      Additional paid-in capital .............................       18,099,591
      Accumulated comprehensive other income .................           15,623
      Accumulated deficit ....................................       (8,075,065)
      Less: treasury stock at cost ...........................         (114,037)
                                                                   ------------
                                                                     10,069,018
                                                                   ------------
                                                                   $ 12,027,519
                                                                   ============

The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                              FOR THE THREE                  FOR THE SIX
                                               MONTHS ENDED                  MONTHS ENDED
                                                 JUNE 30,                      JUNE 30,
                                           1999            1998          1999            1998
                                        -----------    -----------    -----------    -----------
                                                       (PRO FORMA)*                  (PRO FORMA)*
REVENUES
    Sales ...........................   $   187,341           --      $   409,689           --
    Consulting fees .................          --             --           30,000           --
    Interest income .................        48,766          2,309         60,815          2,674
    Administrative fees .............          --            1,297          2,647          2,238
    Income from joint venture .......       151,500           --          151,500           --
                                        -----------    -----------    -----------    -----------
                                            387,607          3,606        654,651          4,912
EXPENSES
    Cost of goods sold ..............       111,466           --          242,552           --
    Salaries ........................       163,763         75,153        327,751        150,306
    Officer's bonus .................       288,103         44,020        510,664         87,565
    Consulting fees .................         7,117           --          159,617         88,000
    Employee benefits ...............        63,588         36,587        160,689        132,761
    Rent ............................        38,587          7,499         75,057         16,188
    Advertising and promotion .......        53,291          3,221         84,613          5,555
    Office expense ..................        16,136          4,290         35,717         37,280
    Legal and accounting ............        35,922         20,074         79,429         50,789
    Interest ........................         6,766         27,181         27,552         47,505
    Repairs and maintenance .........         1,071          4,191          5,055          4,191
    Bad debt expense ................          --            1,970         13,748         15,703
    Cost of abandoned acquisition ...          --           20,000           --           20,000
    Depreciation and amortization ...        18,236          2,635         35,880          5,356
    Other general and
        administrative ..............       159,501        145,878        259,052        232,521
    Unrealized holding losses (gains)
        on trading securities .......       121,844        635,009       (177,810)       324,097
                                        -----------    -----------    -----------    -----------
                                          1,085,391      1,027,708      1,839,566      1,217,817
                                        -----------    -----------    -----------    -----------
        Net income (loss)
           before minority
           interest and taxes .......      (697,784)    (1,024,102)    (1,184,915)    (1,212,905)

    Minority interest in net
           income (loss) ............        16,260         10,182         28,047         25,297
                                        -----------    -----------    -----------    -----------
        Net income (loss) before
           income taxes .............      (681,924)    (1,013,920)    (1,156,868)    (1,187,608)
    Provision for income taxes -
           deferred .................          --             --             --             --
                                        -----------    -----------    -----------    -----------
        Net income (loss) ...........      (681,924)    (1,013,920)    (1,156,868)    (1,187,608)
    Other comprehensive income,
           net of tax
        Unrealized holding gains
           (losses) on securities
           arising during period ....       (20,228)          (938)        15,623         51,537
                                        -----------    -----------    -----------    -----------
    Comprehensive income (loss) .....   $  (701,752)   $(1,014,858)   $(1,141,245)   $(1,136,071)
                                        ===========    ===========    ===========    ===========

*   As if an operating company rather than a BDC.
The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)
                                    (Page 2)

                                              FOR THE THREE                  FOR THE SIX
                                               MONTHS ENDED                  MONTHS ENDED
                                                 JUNE 30,                      JUNE 30,
                                           1999            1998          1999            1998
                                        -----------    -----------    -----------    -----------
                                                       (PRO FORMA)*                  (PRO FORMA)*
Net income (loss) per common
    share - primary .................   $      (.10)   $      (.25)   $      (.19)   $      (.31)
                                        ===========    ===========    ===========    ===========

Net income (loss) per common
    share - fully diluted ...........   $      (.10)   $      (.25)   $      (.19)   $      (.31)
                                        ===========    ===========    ===========    ===========

Weighted average number of
    common shares ...................     6,854,356      4,016,029      6,236,754      3,789,331
                                        ===========    ===========    ===========    ===========

*   As if an operating company rather than a BDC.
The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                            Statements of Operations
                                   (Unaudited)

                                                  FOR THE THREE   FOR THE SIX
                                                  MONTHS ENDED    MONTHS ENDED
                                                  JUNE 30, 1998  JUNE 30, 1998
                                                  (WHILE A BDC)  (WHILE A BDC)
                                                   -----------    -----------
Revenues
   Interest and dividends ......................   $    13,816    $    24,196
   Consulting fees .............................       125,000        375,000
   Administrative fees .........................         1,264          2,205
   Miscellaneous ...............................          --             --
                                                   -----------    -----------
                                                       140,080        401,401

Expenses
   Salaries and consulting fees ................        75,153        150,306
   Officer's bonus .............................        44,020         87,565
   Office rent .................................         7,499         16,188
   Legal and accounting ........................        23,156         50,789
   Employee benefits ...........................        36,587        132,761
   Advertising and promotion ...................         3,221          5,555
   Other general and administrative ............        76,749        171,194
   Interest ....................................        27,181         47,505
   Bad debt expense ............................         1,970         15,703
   Depreciation and amortization ...............         2,635          5,356
                                                   -----------    -----------
                                                       298,171        682,922

Net investment loss ............................      (158,091)      (281,521)

Net realized gain on investments and
net unrealized gain on investments:

   Proceeds from sales of investments ..........       149,450        861,593
   Less: cost of investments ...................       (18,994)      (238,663)
                                                   -----------    -----------

Net realized gain on investments
   before income taxes .........................       130,456        622,930
                                                   -----------    -----------

Net investment loss and net realized gain
   on investments before income taxes ..........       (27,635)       341,409

Income tax benefit (provision) - current .......          --             --
Income tax benefit (provision) - deferred ......       (61,099)      (150,550)
                                                   -----------    -----------

Net investment loss and net realized
   gain on investments .........................       (88,734)       190,859

                                                                     (Continued)
The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                        Statement of Operations (Page 2)
                                   (Unaudited)

                                                  FOR THE THREE   FOR THE SIX
                                                  MONTHS ENDED    MONTHS ENDED
                                                  JUNE 30, 1998  JUNE 30, 1998
                                                  (WHILE A BDC)  (WHILE A BDC)
                                                   -----------    -----------
Increase (decrease) in unrealized
   appreciation on investments .................   $  (691,746)   $   190,859

Less income tax benefit (provision)
   applicable to (increase) in
   realized appreciation .......................       269,781        167,882
                                                   -----------    -----------
                                                      (421,965)      (262,581)
                                                   -----------    -----------

Net decrease in net assets
   resulting from operations ...................   $  (510,699)   $   (71,722)
                                                   ===========    ===========

Decrease in net assets per
   share - primary .............................   $      (.13)   $      (.02)
                                                   ===========    ===========

Decrease in net assets per
   share - fully diluted .......................   $      (.13)   $      (.02)
                                                   ===========    ===========

Weighted average number of common shares .......     4,016,029      3,789,331
                                                   ===========    ===========



The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                 FOR THE SIX
                                                                 MONTHS ENDED
                                                                   JUNE 30,
                                                             1999            1998
                                                          -----------    -----------
                                                                         (PRO FORMA)*
Cash flows (used) provided by operating activities:
      Net income (loss) ...............................   $(1,156,868)   $(1,187,608)
      Adjustments to reconcile net income
           (loss) to net cash provided by
              operating activities:
           Depreciation ...............................        35,880          5,356
           Services for stock .........................       150,000
           Minority interest in net loss ..............       (28,047)        25,297
           Equity in joint venture ....................      (151,500)
      Changes in assets and liabilities:
           Trade receivables
           Accounts receivable - other ................       (28,574)
           Accounts receivable - brokers ..............                       45,241
           Advances in FirstNet Capital ...............      (565,327)
           Loans receivable ...........................      (300,000)
           Inventories ................................       (30,581)
           Prepaid expense and other ..................       (75,814)          (800)
           Investments - trading securities ...........       189,105        153,093
           Investments - available for sale securities          8,964
           Notes receivable ...........................    (2,878,469)      (202,472)
           Bank overdraft .............................       (12,666)
           Accounts payable and other accrued
              liabilities .............................        41,809        200,172
           Accounts payable to brokers ................      (367,609)       403,209
           Deferred income taxes ......................                      (17,332)
           Accrued bonus to officer ...................      (412,007)      (216,216)
                                                          -----------    -----------
              Net cash (used) provided by operating
              activities ..............................    (5,581,704)      (792,060)

Cash flows (used) provided by investing activities:
      Purchase of fixed assets ........................       (20,968)        (5,347)
      Repayment of note receivable
      Increase in other investments ...................      (115,000)      (115,000)
      Increase in deferred acquisition costs ..........      (381,634)       (50,000)
      Increase in deposits and other ..................       (74,099)
      Increase in tradename and franchise costs .......       (27,500)
      Investment in First TeleBanc ....................      (175,000)
                                                          -----------    -----------
              Net cash (used) provided by
                 investing activities .................      (794,201)      (170,347)

                                                                     (Continued)
 *    As if an operating company rather than a BDC.
The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                 Consolidated Statements of Cash Flows (Page 2)
                                   (Unaudited)

                                                                 FOR THE SIX
                                                                 MONTHS ENDED
                                                                   JUNE 30,
                                                             1999            1998
                                                          -----------    -----------
                                                                         (PRO FORMA)*
Cash flows (used) provided by financing activities:
      Common stock issued for cash ....................   $ 5,699,299    $   826,572
      Minority interest increase ......................       516,750        250,000
      Subsidiary's preferred stock issued for cash ....     1,837,000
      Preferred stock issued for cash .................     2,100,000
      Offering costs incurred .........................      (150,000)
      Preferred dividends paid ........................       (26,509)
      Issuance of notes payable - related parties .....        18,199
      Issuance of notes payable - other ...............       280,425        257,328
      Repayment of notes payable - related parties ....       (62,170)
      Repayment of notes payable - other ..............       (71,431)      (327,599)
                                                          -----------    -----------
      Net cash (used) provided by financing
           activities .................................    10,141,563      1,006,301

Change in cash and cash equivalents ...................     3,765,658         43,894

Cash and cash equivalents,
      beginning of period .............................          --            9,187
                                                          -----------    -----------
Cash and cash equivalents,
      end of period ...................................   $ 3,765,658    $    53,081
                                                          ===========    ===========

Supplemental disclosures of cash flow information:
           Interest paid ..............................   $    57,251    $    29,906
                                                          ===========    ===========

           Interest received ..........................   $    60,811    $       662
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

      In 1999, additional paid-in capital and the accumulated deficit were both increased by $1,333,098 which is the amount of the discount relative to the immediate beneficial conversion feature on the preferred stock.

      During the second quarter of 1999, $2,142,459 of the Company's preferred stock was converted into common stock.


*     As if an operating company rather than a BDC.
The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                             Statement of Cash Flows
                                   (Unaudited)

                                                                   FOR THE SIX
                                                                   MONTHS ENDED
                                                                   JUNE 30, 1998
                                                                   (WHILE A BDC)
                                                                   ------------
Cash flows from operating activities:
   Net change in net assets ..................................     $    (71,722)
       Adjustments to reconcile net change in
       net assets to net cash provided by
       operating activities:
         Depreciation and amortization .......................            5,356
         Donation of stock ...................................             --
         Provision for bad debts on notes
           receivable ........................................             --
         Realized (gain) loss on sale of
           investments .......................................         (622,930)
         Unrealized (gain) loss on investments ...............          430,463
   Proceeds from sales of investments ........................          861,593
   Purchase of investments ...................................         (942,520)
   Collection of notes receivable ............................           16,083
   Issuance of notes receivable ..............................         (462,876)
   Changes in assets and liabilities:
       (Increase) decrease in interest receivable ............           (9,352)
       (Increase) decrease in trade receivables ..............          (77,071)
       (Increase) decrease in accounts
         receivable - brokers ................................           45,241
       (Increase) in prepaid expense .........................             (800)
       (Increase) in deferred income tax benefit .............          (17,332)
       Increase in accounts payable and
         other accrued liabilities ...........................           42,631
       Increase in accounts payable to brokers ...............          403,209
       Increase (decrease) in accrued bonus
         to officer ..........................................         (216,216)
       Increase (decrease) in deferred income taxes ..........             --
                                                                   ------------
       Net cash (used) by operating
         activities ..........................................         (616,243)

Cash flows from investing activities:
   Purchase of furniture and equipment .......................           (5,347)

       Net cash (used) by investing activities ...............           (5,347)

                                                                     (Continued)
The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                        Statement of Cash Flows (Page 2)
                                   (Unaudited)

                                                                   FOR THE SIX
                                                                   MONTHS ENDED
                                                                   JUNE 30, 1998
                                                                   (WHILE A BDC)
                                                                   ------------
Cash flows from financing activities:
   Issuance of notes payable .................................     $    142,328
   Repayment of notes payable ................................         (327,599)
   Common stock issued for cash ..............................          826,572
                                                                   ------------

       Net cash provided (used) by
          financing activities ...............................          641,301

Increase (decrease) in cash ..................................           19,711

Cash, beginning of period ....................................            9,187
                                                                   ------------
Cash, end of period ..........................................     $     28,898
                                                                   ============

Supplemental disclosures of cash flow information:
       Interest paid .........................................     $     45,040
                                                                   ============

       Interest received .....................................     $     14,844
                                                                   ============


The accompanying notes are a part of this statement.

                                  EQUITEX, INC.
                     Selected Notes to Financial Statements
                          (Not a Complete Presentation)
                                  June 30, 1999
                                   (Unaudited)


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES
         Significant accounting policies include:

         a.  DECERTIFICATION  AS A BUSINESS  DEVELOPMENT  COMPANY (BDC)
         On January 4, 1999, the Company withdrew its election to be treated as a BDC subject to the Investment Company Act. As a result of this withdrawal, the Company is now required to present its financial statements consistent with those of a normal operating company as opposed to a business development company
(BDC). Because the Company was a BDC for the three and six months ended June 30, 1998 the statement of operations and cash flows for the 1998 periods still reflect the BDC format.

         b. PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements for 1999 include the accounts of Equitex, Inc., its wholly-owned subsidiary, First TeleServices Corporation which was acquired August 1998, and two majority-owned subsidiaries, VP Sports, Inc. and Triumph Sports, Inc. which were formed in December 1997 and January 1998, respectively. All significant intercompany accounts and transactions have been eliminated. The equity method of accounting is used for the Company's interest in two 50%-owned joint ventures over which the Company has the ability to exercise significant influence. These joint ventures were started in late March 1999 and had no operational activity until the second quarter of 1999. The Company also has other investments that are less than 20%-owned and are accounted for at either cost or fair market value as described in Note 1d. below.

         The June 30, 1999 unaudited pro forma column in the statement of revenues and statement of cash flows reflects the Company's consolidated activity for the three and six months ended June 30, 1999 as if the Company were an operating company rather than a BDC at that time.

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

         Management will determine the appropriate classification of its investments in marketable securities at the time of purchase and will reevaluate such determination at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and unrealized holding gains and losses are included in earnings. Debt securities for which the Company

                                      F-12
                                                                     (Continued)

                                  EQUITEX, INC.
                     Selected Notes to Financial Statements
                          (Not a Complete Presentation)
                                  June 30, 1999
                                   (Unaudited)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         d. INVESTMENTS UNDER 20%-OWNED (CONTINUED) does not have the intent or ability to hold to maturity and equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The cost of investments sold is determined on the specific identification or the first-in, first-out method. If an investment does not have a readily determinable fair market value, then it is carried at cost.

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

                                                           LIFE
               Tradename and franchise rights            10 years
               Lease assignment                          10 years
               Non-compete agreement                     10 years
               Goodwill                                  10-15 years

         The Company periodically assesses whether its goodwill and other intangible assets are impaired as required by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, based on an evaluation of undiscounted projected cash flows through the remaining amortization period. If an impairment exists, the amount of such impairment is calculated based on the estimated fair value of the asset. In management's opinion, no material impairment exists at June 30, 1999.

NOTE 2.  NOTES PAYABLE

         As discussed in Note 3b. below, a noteholder exchanged his $150,000 note and accrued interest for the Company's common stock during the first quarter of 1999.

NOTE 3.  STOCKHOLDERS' EQUITY

         a. PREFERRED STOCK
         In January and February 1999, the Company issued a total of 2,100 shares of 6% Series A, B, and C Convertible Preferred Stock in consideration for $1,000 cash per share which is the stated value per share. Each series of stock is convertible into common stock at any time by the holders at a conversion price equal to 65% of the average closing bid price of the Company's common stock as specified in the agreement. Because this preferred stock contained an immediate beneficial conversion feature, both additional paid-in capital and the accumulated deficit were increased by $1,333,098 the amount of the discount due to this beneficial conversion feature. The holders are entitled to receive a cumulative annual dividend of $60 per share, which is payable quarterly and has

                                      F-13
                                                                     (Continued)

                                  EQUITEX, INC.
                     Selected Notes to Financial Statements
                          (Not a Complete Presentation)
                                  June 30, 1999
                                   (Unaudited)


NOTE 3.  STOCKHOLDERS' EQUITY (CONTINUED)

         a. PREFERRED STOCK (CONTINUED)
preference to any other dividends which might be paid by the Company. The dividend is payable either in cash or in shares of the Company's common stock, at the Company's option. The Company is required to convert these shares at the three-year anniversary date. The preferred stockholders received warrants to purchase a total of 250,000 shares of the Company's common stock at 120% of the market price as of the grant date. In addition, the placement agent was issued 20,000 shares of the Company's common stock, valued at $200,000 in exchange for services in connection with the preferred stock sales.

         In April 1999 all 2,100 shares of the Company's 6% Series A, B and C Convertible Preferred Stock, plus accrued dividends on those shares, were converted into approximately 320,528 shares of common stock at an average conversion price of $6.63 per share.

         b. COMMON STOCK ISSUANCES
         During the first six months of 1999, the Company sold 330,312 shares of its common stock in a private placement for cash of $3.25 per share. In addition, during the first quarter a note holder exchanged his note and accrued interest for 48,688 shares of the Company's common stock.

         During the six months of 1999, employees and officers exercised previously granted stock options for 650,600 shares of common stock. In addition, 302,500 shares were issued pursuant to warrant exercises.

         c. STOCK OPTIONS AND WARRANTS
         In January 1999, the Company's Board of Directors adopted an incentive stock option plan covering up to 1,000,000 shares of the Company's common stock. During the six months ended June 30, 1999, the Company granted incentive stock options for 29,000 shares and 8,000 shares to the Company's officers and employees, respectively. In addition, non-statutory stock options for 472,000 and 491,000 shares were granted to officers and directors, respectively. All options were granted at a price of $6.75 per share which represents fair market value at the grant date.

         A warrant to purchase 50,000 shares of the Company's common stock at $3.75 per share was granted to an unrelated entity for services rendered, valued at $150,000. In addition, a warrant to purchase 62,500 shares at an exercise price of $7.25 per share was granted to another unrelated party.

NOTE 4.  PRIVATE PLACEMENT OF SUBSIDIARY'S CONVERTIBLE PREFERRED STOCK

         In June 1999 the Company's subsidiary, VP Sports, Inc. (VP), authorized a private placement of up to 40 units with total possible gross proceeds of $5,000,000. Each unit consists of 100 shares of $1,000 per share 8% secured convertible preferred stock, 12,500 shares of VP's common stock at $2 per share, and warrants to purchase 287,500 shares of VP's common stock at $.10 per share. The preferred

                                F-14
                                                                     (Continued)

                                  EQUITEX, INC.
                     Selected Notes to Financial Statements
                          (Not a Complete Presentation)
                                  June 30, 1999
                                   (Unaudited)


NOTE 4.  PRIVATE PLACEMENT OF SUBSIDIARY'S CONVERTIBLE PREFERRED STOCK
         (CONTINUED)
stock is convertible into VP's common stock at any time by the holders at a conversion price equal to $4.00 per share. The holders are entitled to receive a cumulative annual dividend of $80 per share, which is payable quarterly and has preference to any other dividends which might be paid by VP. The dividend is payable either in cash or in shares of the VP's common stock, at the VP's option. VP is required to convert these shares at the three-year anniversary date. As of June 30, 1999 18.37 units with gross proceeds of $2,296,250 had been sold by VP. The portion of the proceeds applicable to the preferred stock, $1,837,000, has been included as part of the Company's additional paid-in capital.

NOTE 5.  SUBSEQUENT EVENTS

         a. EXPECTED ISSUANCE OF SERIES D PREFERRED
         In May 1999 gross proceeds of $3,500,000 were received into an independent escrow account in exchange for 3,500 shares of Series D convertible preferred stock, which the Company is committed to issue. The Series D preferred stock contains the same rights as the Series A, B and C Preferred stock discussed above. Because the Company does not have sufficient authorized common shares available for issuance, this transaction has not yet been completed.

         b. PROPOSED BUSINESS ACQUISITION
         In June 1999 the Company executed a definitive agreement with a previously unrelated mortgage lender. Under the terms of the agreement, the Company is to acquire the mortgage company in exchange for shares of the Company's common stock and a working capital contribution. During May and June 1999 $2.75 million in working capital funds were loaned to this entity pursuant to the letter of intent. Subsequent to June 30, 1999 additional loans of $916,561 were made pursuant to this agreement. The mortgage company's common stock secures all of these advances. The Company is in the process of negotiating an amendment to this agreement.

         c. ADDITIONAL COMMON STOCK ISSUANCES
         Subsequent to June 30, 1999, 47,850 shares and 175,000 shares of the Company's common stock were issued pursuant to stock option and warrant exercises, respectively.

         d. ISSUANCE OF ADDITIONAL PREFERRED STOCK OF SUBSIDIARY
         Subsequent to June 30, 1999, an additional 16.38 units of VP's 8% Series A Convertible Preferred Stock were sold generating gross proceeds of $2,047,500.

         e. ACQUISITION BY VP
         On July 17, 1999 VP completed an acquisition pursuant to which Victoria Precision, Inc. ("Victoria"), a corporation incorporated under the laws of the Province of Quebec, merged with and into a wholly-owned

                                      F-15
                                                                     (Continued)

                                  EQUITEX, INC.
                     Selected Notes to Financial Statements
                          (Not a Complete Presentation)
                                  June 30, 1999
                                   (Unaudited)


         e. ACQUISITION BY VP (CONTINUED)
subsidiary of VP. Pursuant to the acquisition, VP acquired all of the capital stock of Victoria from its existing stockholders. Total consideration paid was $6,000,000 CDN resulting in ownership of all of the assets, liabilities and business operations of Victoria, and the rights to a four-year international consulting and noncompete agreement. Of the purchase price, $4,700,000 CDN was paid in cash at closing with the remaining $1,300,000 paid in the form of a promissory note bearing interest at 6% per annum payable in equal installments at 6 and 12 months following the closing.

Part 1.  FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD LOOKING STATEMENTS

THIS REPORT MAY CONTAIN CERTAIN "FORWARD-LOOKING" STATEMENTS AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 OR BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE COMPANY'S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE COMPANY'S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY", "WILL", "EXPECT", "BELIEVE", "ANTICIPATE", "INTENT", "COULD", "ESTIMATE", "MIGHT", OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE COMPANY'S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO THE COMPANY'S OPERATIONS, MERGERS OR ACQUISITIONS, GOVERNMENTAL REGULATION, THE VALUE OF THE COMPANY'S ASSETS AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER COMPANY FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

On January 4, 1999, Equitex, Inc. ("Equitex", the "Company", or the "Registrant") filed with the Securities and Exchange Commission to withdraw its election to be treated as a business development company ("BDC") and elected to be treated for a maximum period of one year as a "transient investment company" as that term is defined in the Investment Company Act of 1940 (the "Investment Company Act"). A BDC is a form of closed-end, non-diversified investment company under the Investment Company Act. Following the withdrawal, the Registrant is no longer subject to the regulatory provisions of the Investment Company Act for BDC's, such as insurance, custody, composition of the board, affiliated transactions and compensation arrangements. Despite the Company's withdrawal of its election as a BDC, the Company continues to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Exchange Act, the Registrant continues to file periodic reports on Form 10-KSB and Form 10-QSB, as well as reports on Form 8-K and proxy statements and any other reports required under the Exchange Act. As a result of the Company's withdrawal of its election to be treated as a BDC, the Company is now operating as a holding company which must consolidate its financial statements with those of its wholly owned subsidiary, First TeleServices Corp., and majority-owned subsidiaries, Triumph Sports, Inc. and VP Sports, Inc.

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

During the first quarter, FTC entered into a joint venture agreement with RLG Holdings, LLC ("RLG") to service, collect and sell portfolios of consumer debt. RLG is a Florida based financial services company specializing in acquisition, value enhancement and profitable disposition of consumer collection portfolios and performing and non-performing real estate secured notes receivable portfolios. Utilizing funds provided by FTC and RLG, the joint venture company, FirstNet Capital, acquired two debt portfolios, the first of which consists of over 13,000 accounts representing in excess of $100 million. The second and most recent acquisition consists of 15,600 charged-off credit accounts in Canada with an aggregate balance of approximately $34 million Canadian. The Company, through FTC, advanced a total of $565,000 to the joint venture during the quarter ended March 31, 1999 all of which remained unpaid at June 30, 1999. A payment of $200,000 was received from First Net Capital during July 1999.

Through the quarter ended June 30, 1999, the Company, through FTC, loaned $300,000 to National Business Finance, LLC ("NBF"). NBF is a SBA (Small Business Administration) loan originator which originates and sells to SBA lenders, including net First National Bank, SBA loans for a fee.

In the fourth quarter of 1998, the Registrant acquired a number of shares of First TeleBanc Corp. ("FTB") which now totals 7.5% of FTB's outstanding capital stock. On April 12, 1998 the Registrant announced its intent to merge with FTB and has since executed a definitive agreement for the merger which calls for the Company to acquire all of the outstanding capital stock of FTB in an exchange of stock. Under the terms of the agreement, the existing stockholders of FTB will receive shares of Equitex common stock based on certain factors, principally the relative value of each company. In addition, certain of the non-financial services related assets of Equitex will be spun off to the Company's stockholders through a newly formed publicly traded company. Equitex has filed its final application with the Federal Reserve Bank of Atlanta which must approve Equitex as a bank holding company prior to completion of the proposed merger. The application is being amended in response to comments from the Federal Reserve Bank. Upon a successful determination by the Federal Reserve, a meeting of Equitex stockholders to vote on the merger will be scheduled as soon as possible.

FTB is the bank holding company for net First National Bank, N.A., formerly known as Boca Raton First National Bank, a 13 year-old nationally chartered bank based in Boca Raton, Florida. FTB intends to operate as a single bank holding company through net First National Bank offering both traditional walk-in banking services as well as Internet banking. net First National Bank will also focus on fee-based programs such as SBA lending, secured credit cards and electronic transaction processing. Concurrent with the closing of the merger, if consummated, the newly merged company intends to change its name to more accurately reflect the new business operations of the Company, and FTB's existing board of directors will become the board of the new bank holding company.

On May 13, 1999, the Company announced the signing of a letter of intent with First Bankers Mortgage Services, Inc. ("FBMS") of Ft. Lauderdale, Florida. The letter of intent calls for the acquisition by the Registrant of all of the outstanding capital stock of FBMS for a combination of Equitex common stock and a commitment of working capital to the ongoing entity. As of June 30, 1999, the Registrant made loans totaling $2,750,000 to FBMS which are secured by all of the issued and outstanding common stock of FBMS. During the period from July 1, 1999 to the filing of this report, additional loans totaling $916,561 have been advanced. As of the filing of this report, the companies have performed customary due diligence and are presently renegotiating certain terms of a definitive agreement executed in June 1999. FBMS is one of the 70 largest mortgage lenders in the United States operating in 25 states and is the largest privately held mortgage lender in the state of Florida. FBMS profitably originated in excess of $850 million in mortgage loans during 1998.

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

During the month of May 1999, the Company reached agreement with an accredited investor to sell 3,500 shares of its Series D 6% Convertible Preferred Stock under terms and conditions similar to those of the Series A, B and C Preferred Stock. The total proceeds of $3,500,000, less offering costs, are currently being held in escrow pending authorization by the Company's stockholders of a sufficient number of shares of the Company's common stock to cover those shares underlying the Series D preferred stock. The Company has filed a preliminary proxy statement with the Securities and Exchange Commission for a Special Meeting of Stockholders to be held during the Summer of 1999 at which the Company's stockholders will be asked to vote on a proposal to increase the number of authorized shares of the Company's common stock from 7,500,000 to 50,000,000.

In addition to the above common stock issuances, the Registrant has issued stock pursuant to the exercise of certain warrants to purchase common stock. A total of 250,000 warrants to purchase common stock were issued in conjunction with the Series A, B and C 6% Convertible Preferred Private Placements at exercise prices ranging from $8.205 to $11.73 per share. Of these outstanding warrants, 190,000 were exercised during the quarter ended June 30, 1999 for total proceeds to the Registrant of $1,798,000. An additional 112,500 shares of common stock were issued pursuant to the exercise of 112,500 warrants to purchase common stock issued to two separate entities for total proceeds to the Registrant of $640,625.

During the six months ended June 30, 1999, officers, directors, and employees of the Registrant exercised 662,600 stock options pursuant to the Registrant's 1993 Stock Option Plan and 1993 Stock Option Plan for Non-Employee Directors. Total proceeds from these exercises were $2,084,976.

A majority of the proceeds from the issuances of common stock, preferred stock, and warrants have been and will be used in connection with the Registrant's merger and acquisition activities as well as for working capital. For the six months ended June 30, 1999, the Company has loaned a total of $1,110,129 to its wholly owned subsidiary, FTC, which was used in connection with FTC's investment activities as outlined above as well as for working capital and operating overhead. Additionally, portions of the proceeds were also used in the loans made to FBMS totaling $3,666,561 as explained above.

As part of the Company's transition from a BDC to an operating company, the operations of two of the Company's BDC investments, Triumph Sports, Inc. ("Triumph") and VP Sports, Inc. ("VP"), both of which are majority owned by the Registrant, must be consolidated with those of the Registrant and that of its wholly owned subsidiary FTC. In the latter part of 1998, Triumph acquired four health food, nutritional and supplement related retail outlets in south Florida and now operates a total of five locations. Triumph is an authorized franchisee of General Nutrition Centers ("GNC") which stores comprise two of those operated. The Company owns approximately 79% of Triumph.

On July 27, 1999 VP completed an acquisition pursuant to which Victoria Precision, Inc. ("Victoria"), a corporation incorporated under the laws of the Province of Quebec, merged with and into a wholly-owned subsidiary of VP. Pursuant to the acquisition, VP acquired all of the capital stock of Victoria from its existing stockholders. Total consideration paid was $6,000,000 CDN resulting in ownership of all of the assets, liabilities and business operations of Victoria, and the rights to a four-year international consulting and non-compete agreement. Of the purchase price, $4,700,000 CDN was paid in cash at closing with the remaining $1,300,000 paid in the form of a promissory note bearing interest at 6% per annum payable in equal installments at 6 and 12 months following the closing.

Victoria is a Canadian manufacturer and distributor of a broad range of bicycles and tricycles. All production and assembly is performed in Victoria's 175,000 square foot manufacturing facility in Montreal, Quebec, Canada. Victoria is the second largest manufacturer of bicycles in Canada. Victoria targets the low to middle price ranges of the bicycle market, manufacturing durable, precision crafted bicycles and tricycles priced to retail up to $600 CDN per unit. Victoria has a product assortment of more than 90 models of bicycles ranging from adult mountain and hybrid bicycles to juvenile and children's bicycles, BMX bikes and tricycles. VP will continue the operations of Victoria.

In June 1999, VP commenced a private placement through which it is offering up to 40 units with each unit consisting of 100 shares of $1,000 per share 8% preferred stock, 12,500 shares of common stock at $2.00 per share, and 287,500 warrants to purchase 287,500 shares of common stock at $.10 per share. As of

June 30, 1999, 18.37 units had been sold for proceeds to VP of $2,296,250. As of the filing of this report, 16.38 additional units have been sold for proceeds of $2,047,500. A majority of these funds were used for payment of the $4,700,000 cash purchase component of the Victoria acquisition while the remainder will be used for working capital purposes.

RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto. As a result of the Company's change from a BDC to an operating company effective January 4, 1999, the Company is now required to present its financial statements consistent with those of an operating company as opposed to an investment company. Accordingly, the statements of operations and cash flows for the three and six months ended June 30, 1998 are presented in both a pro-forma format which assumes the Company was an operating company instead of a BDC as well as the investment company format which includes the actual results for the Company's operations as a BDC in that period.

REVENUES: Revenues for the quarter ended June 30, 1999 were $387,607 as compared to pro-forma revenues of $3,606 at June 30, 1998 and actual revenues of $140,080 for the Company's BDC operations for the same period. For the six months ended June 30, 1999, revenues were $654,651 compared to pro-forma revenues of $4,912 and actual revenues of $401,401 at June 30, 1998. Of these revenues for the six months ended June 30, 1999, $409,689 are attributed directly to the operations of Triumph with $151,500 from FTC and the balance from the Registrant itself. VP generated no revenues during the quarter or six month period. Due to the Registrant's change from a BDC to an operating company at the beginning of 1999, and as the Registrant continues to carry out its plans relative to becoming a fully operating company through the FTB merger and FBMS acquisition, the Registrant anticipates it will continue to record minimal revenues.

EXPENSES: The Registrant's expenses during the second quarter of 1999 were $1,085,391 as compared to a pro-forma $1,027,708 and actual expenses of $298,171 for the same period in 1998. For the six months ended June 30, 1999, the Registrant had total expenses of $1,839,566 with pro-forma expenses of
$1,217,817 and actual expenses of $682,922 for the same period in 1998. A majority of this increase for the six months is a direct result of the consolidation of three new entities with that of the Registrant. The addition of cost of goods sold of $242,522 for Triumph as well as the addition of salaries for Triumph and FTC totaling $177,445, combine to form a significant portion of this increase.

In addition, officer's bonus increased from $87,565 in the prior period to $510,664 for the current period as a result of a change in the nature in which the officer's bonus is paid from a percentage of total assets to primarily the increase in the market value of the Registrant's common stock. Of the Company's total expenses, approximately $530,463 are attributed to Triumph and $193,170 are attributed to FTC. VP had only minimal expenses during the period.

Included in these expenses is unrealized holding losses on trading securities. This represents both the realized and unrealized gain or loss on those securities that have been designtated as trading securities. For the quarter ended June 30, 1999, unrealized holding losses (gains) on trading securities was $121,844 as compared to $635,009 on a pro-forma basis during the previous year's period. For the six months ended June 30, 1999, unrealized holding losses

(gains) on trading securities was $(177,810) as compared to $324,097 for the 1998 period. With the exception of a significant realized gain on the sale of certain shares of IntraNet Solutions common stock during the first quarter of 1999 which accounts for the gain of $177,810 at June 30, 1999, a majority of these losses are unrealized and represent the change in the market value of the trading securities from period to period. While these unrealized gains and losses are categorized as expenses, they typically represent only paper gains or losses which have not actually been incurred.

MINORITY INTEREST: For the three and six months ended June 30, 1999, the Registrant had minority interest in net income of $16,260 and $28,047 as compared to $10,182 and $25,297, respectively, on a pro-forma basis for the same period in the previous year.

OTHER INCOME: The Registrant recorded $(20,228) and $15,623 in other comprehensive income (loss), net of tax for the three and six months ended June 30, 1999 as compared to $(938) and $51,537 pro-forma, respectively, for the same period in 1998. This represents non-cash income for unrealized gains on certain of the Company's securities investments that have been classified as "available for sale securities".

NET LOSS: For the three months ended June 30, 1999, the Registrant recorded a net loss of $701,752 or $.10 per primary and fully diluted share as compared to pro-forma net loss of $1,014,858 or $.25 per primary and fully diluted share for the quarter ended June 30, 1998. As a BDC, the Company recorded net investment loss and net realized gain on investments of $(88,734) and a net decrease in net assets resulting from operations of $510,699 for the first quarter of 1998. For the six months ended June 30, 1999, the Registrant recorded a net loss of $1,141,245 or $.19 per primary and fully diluted share as compared to pro-forma net loss of $1,187,608 or $.31 per primary and fully diluted share for the six months ended June 30, 1998. As a BDC, the Company recorded net investment loss and net realized gain on investments of $190,859 and a net decrease in net assets resulting from operations of $71,722 for the first six months of 1998.

LIQUIDITY AND CAPITAL RESOURCES: The Registrant's sources of liquidity and capital resources are primarily derived from several sources including sales of investments and proceeds from sales of the Registrant's common and preferred stock. As a result of the cash receipts outlined below as well as the anticipated sale of the Series D Convertible Preferred, the Registrant presently anticipates its liquidity and capital resources are sufficient to fund the Company's current and planned operations for the foreseeable future. However, as more fully explained in "Overview" above, the Company has signed agreements, which, if consummated, would result in a fundamental change in the nature of the Company's business. While terms of those agreements call for significant cash balances to remain with the Registrant following the proposed transactions, no assurance can be made that the Company's present liquidity and capital resources will be sufficient to fund the future operations of the Registrant should the contemplated mergers and acquisitions take place. Further sales of the Registrant's securities or other sources of income may be necessary to adequately fund those operations.

During the first six months of 1999, the Registrant received a total of $7,650,000 before expenses from the sale of common stock and preferred stock, the exercise of common stock purchase warrants and the exercise of officer, director and employee stock options. As a result of the aforementioned proceeds from the sale and issuance of equity securities of the Company, as well as other cash revenues generated as a result of the Registrant's operations, the Registrant had a total cash position at June 30, 1999 of $3,765,658. Of this amount, $1,386,564 was held by the Registrant, $2,354,434 was held by VP, and the remainder was held by Triumph and FTC.

In addition, the Company has received a third party commitment to purchase 3,500 shares of its Series D 6% Convertible Preferred stock for total proceeds of $3,500,000 which currently are being held in escrow pending an increase in the number of authorized shares of the Company. Completion of this offering is a crucial part of the Registrant's business plan and is integral to completion of both the FTB merger and FBMS acquisition.

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

     The Registrant has reviewed its computer system in order to evaluate necessary modifications for the Year 2000 readiness. In addition, The Registrant is in the process of communicating with others with whom it does significant business to determine their Year 2000 readiness status and the extent to which the Company could be affected by any third party Year 2000 readiness issues. Although the Registrant has not received responses from all third parties with which it does business, The Registrant does not anticipate that it will be materially affected by any third party Year 2000 readiness issues. However, the systems of the Registrant or those of other companies on which the Registrant's systems rely may not be timely converted. A failure to convert by another company, or a conversion that is incompatible with the Company's systems, could have a material adverse effect on the Registrant.

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

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings
                None

Item 2.         Changes in Securities
                On April 8, 1999 the Registrant issued 145,788 shares of its common stock in exchange for 900 shares of the Registrant's Series A Convertible Preferred Stock. The Registrant relied on exemptions from registration provided by Sections 4(2) and/or 4(6)
                of the Securities Act.

                On April 8, 1999 the Registrant issued 77,941 shares of its common stock in exchange for 600 shares of the Registrant's Series B Convertible Preferred Stock. The Registrant relied on exemptions from registration provided by Sections 4(2) and/or 4(6) of the Securities Act.

                On April 8, 1999 the Registrant issued 96,799 shares of its common stock in exchange for 600 shares of the Registrant's Series C Convertible Preferred Stock. The Registrant relied on exemptions from registration provided by Sections 4(2) and/or 4(6) of the Securities Act.

                On April 19, 1999 the Registrant issued 50,000 shares of its common stock in exchange for 50,000 warrants to purchase common stock at $3.75 per share. The Registrant relied on exemptions from registration provided by Sections 4(2) and/or 4(6) of the Securities Act.

                On April 19, 1999 the Registrant issued 40,000 shares of its common stock in exchange for 40,000 warrants to purchase common stock at $8.895 per share. The Registrant relied on exemptions from registration provided by Sections 4(2) and/or 4(6) of the Securities Act.

                On April 23, 1999 the Registrant issued 90,000 shares of its common stock in exchange for 90,000 warrants to purchase common stock at $8.205 per share. The Registrant relied on exemptions from registration provided by Sections 4(2) and/or 4(6) of the Securities Act.

                On April 23, 1999 the Registrant issued 20,000 shares of its common stock in exchange for 20,000 warrants to purchase common stock at $7.25 per share. The Registrant relied on exemptions from registration provided by Sections 4(2) and/or 4(6) of the Securities Act.

                On April 27, 1999 the Registrant issued 60,000 shares of its common stock in exchange for 60,000 warrants to purchase common stock at $11.73 per share. The Registrant relied on exemptions from registration provided by Sections 4(2) and/or 4(6) of the Securities Act.

                On May 6, 1999 the Registrant issued 20,000 shares of its common stock in exchange for 20,000 warrants to purchase common stock at $7.25 per share. The Registrant relied on exemptions from registration provided by Sections 4(2) and/or 4(6) of the Securities Act.
                                                                     (Continued)

                On May 19, 1999 the Registrant issued 22,500 shares of its common stock in exchange for 22,500 warrants to purchase common stock at $7.25 per share. The Registrant relied on exemptions from registration provided by Sections 4(2) and/or 4(6) of the Securities Act.

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



                                       EQUITEX, INC.

                                       (Registrant)



                                       By: /S/ HENRY FONG
                                           ------------------------------
                                           Henry Fong
                                           President, Treasurer and Chief
                                           Financial Officer


Date: August 20, 1999