Form 10QSB
period 1999-09-30
EQUITEX INC
filed 1999-11-22
CIK 716101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1999

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding at November 12, 1999: 7,106,943

                                  EQUITEX, INC.



PART 1             FINANCIAL INFORMATION

PART 2            OTHER INFORMATION

                         EQUITEX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                     ASSETS

Cash and cash equivalents ....................................   $    908,829
                                                                 ------------
Receivables, net of allowance for
  uncollectible accounts of $223,000:
     Accounts receivable .....................................      1,000,499
     Loans and notes receivable ..............................        891,316
                                                                 ------------
                                                                    1,891,815
Mortgage loans held for sale, less loan
  loss reserve of $958,000 ...................................     28,778,109
                                                                 ------------
Inventories ..................................................        156,383
                                                                 ------------
Fixed assets, net of accumulated
 depreciation of $980,400 ....................................      1,031,818
                                                                 ------------
Investments:
     Trading securities ......................................      1,034,262
     Available for sale securities ...........................         39,836
     Other Investments .......................................        141,434
     Investment in First TeleBanc Corp. ......................        800,000
     Investment in VP Sports, Inc. ...........................      1,957,800
     Investment in First Net One Joint Venture ...............        275,811
                                                                 ------------
                                                                    4,249,143
                                                                 ------------
Intangible assets, net of accumulated
    amortization of $69,000 ..................................      8,810,888
Restricted cash and other deposits ...........................        374,924
Other ........................................................        708,703
                                                                 ------------
                                                                    9,894,515
                                                                 ------------
                                                                 $ 46,910,612
                                                                 ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Accounts payable and accrued liabilities ................   $  6,157,463
     Notes payable and other obligations .....................      2,398,777
     Warehouse loans and other notes payable .................     21,934,169
                                                                 ------------
       Total liabilities .....................................     30,490,409
                                                                 ------------
Minority interest ............................................      2,857,000
                                                                 ------------
Stockholders' equity:
     Preferred stock; convertible, par value $1,000;
         4,500 shares authorized:
         Series D, 6%, 1,200 shares issued and outstanding ...      1,200,000
         Series E, 250 shares issued and outstanding .........        250,000
     Common stock, par value $.02; 7,500,000
       shares authorized; 7,140,293 shares issued; 7,106,943
        shares outstanding ...................................        143,206
     Additional paid-in capital ..............................     21,257,597
     Accumulated comprehensive other income ..................         10,643
     Accumulated deficit .....................................     (9,184,206)
     Less: treasury stock at cost ............................       (114,037)
                                                                 ------------
       Total stockholders' equity ............................     13,563,203
                                                                 ------------
                                                                 $ 46,910,612
                                                                 ============

                 See notes to consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three                         Nine
                                                       months ended                  months ended
                                                       September 30,                 September 30,
                                                   1999            1998          1999            1998
                                                -----------    -----------    -----------    -----------
                                                               (Pro forma)*                  (Pro forma)*
Revenues ....................................   $   679,728    $   204,272    $ 1,676,582    $   209,182
Cost of sales ...............................        99,721         79,998        342,273         79,998
                                                -----------    -----------    -----------    -----------

Gross profit ................................       580,007        124,272      1,334,309        129,184
                                                -----------    -----------    -----------    -----------

Selling,  general and administrative expenses     1,302,220      1,282,702      3,128,514      2,128,917
Losses (gains) on trading securities ........       (55,266)      (804,245)        82,489       (480,148)
Interest income .............................       (79,240)                     (154,169)
Interest expense ............................       221,264         29,630        283,085
Equity loss in VP Sports, Inc. ..............       150,330                       150,330         77,135
                                                -----------    -----------    -----------    -----------
                                                  1,539,308        508,087      3,490,249      1,725,904
                                                -----------    -----------    -----------    -----------

Loss before minority interest and taxes .....      (959,301)      (383,815)    (2,155,940)    (1,596,720)
Minority interest ...........................                          903                        26,200
                                                -----------    -----------    -----------    -----------

Loss before income taxes ....................      (959,301)      (382,912)    (2,155,940)    (1,570,520)
Provision for income taxes ..................        41,974         63,180         41,968         63,180
                                                -----------    -----------    -----------    -----------

Net loss ....................................    (1,001,275)      (446,092)    (2,197,908)    (1,633,700)
Other comprehensive income (loss),
  unrealized holding gain (loss) on
   investments ..............................       (39,835)       (35,361)        21,391         16,176
                                                -----------    -----------    -----------    -----------

Comprehensive loss ..........................   $(1,041,110)   $  (481,453)   $(2,176,517)   $(1,617,524)
                                                ===========    ===========    ===========    ===========


Net loss ....................................   $(1,001,275)   $  (446,092)   $(2,197,908)   $(1,633,700)
Amortization of discount on preferred stock .    (1,884,615)                   (3,217,713)
                                                -----------    -----------    -----------    -----------

Net loss applicable to common shareholders ..  $(2,885,890)    $  (446,092)   $(5,415,621)   $(1,633,700)
                                                ===========    ===========    ===========    ===========


Net loss per common share ...................  $       (.40)   $      (.09)   $      (.83)   $      (.40)
                                               ============    ===========    ===========    ===========

Weighted average number of
  common shares outstanding .................  $  7,152,823    $ 4,700,532    $ 6,542,114    $ 4,096,403
                                               ============    ===========    ===========    ===========

*    As if an operating company rather than a BDC.

                 See notes to consolidated financial statements.

                                  EQUITEX, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                             Three            Nine
                                                                          months ended    months ended
                                                                          September 30,   September 30,
                                                                              1998            1998
                                                                          (while a BDC)   (while a BDC)
                                                                           -----------    -----------
Revenues:
     Interest and dividends ............................................   $    16,128    $    40,324
     Consulting fees ...................................................                      375,000
     Administrative fees ...............................................           120          2,325
                                                                           -----------    -----------
                                                                                16,248        417,649
                                                                           -----------    -----------
Expenses:
     Salaries and consulting fees ......................................        75,154        225,460
     Officer's bonus ...................................................       714,777        802,342
     Office rent .......................................................         7,501         23,689
     Legal and accounting ..............................................       225,288        276,077
     Employee benefits .................................................        37,186        169,947
     Advertising and promotion .........................................         9,510         15,065
     Other general and administrative ..................................        53,589        224,759
     Interest ..........................................................        29,606         77,135
     Bad debt expense ..................................................                       15,703
     Depreciation and amortization .....................................         2,532          7,888
                                                                           -----------    -----------
                                                                             1,155,143      1,838,065
                                                                           -----------    -----------
Net investment loss ....................................................    (1,138,895)    (1,420,416)
                                                                           -----------    -----------

Net realized gain on investments and net unrealized gain on investments:
     Proceeds from sales of investments ................................       156,853      1,018,446
     Less: cost of investments .........................................       (19,902)      (258,565)
                                                                           -----------    -----------
Net realized gain on investments before income taxes ...................       136,951        759,881
                                                                           -----------    -----------

Net investment loss and net realized gain
  on investments before income taxes ...................................    (1,001,944)      (660,535)
Income tax benefit (provision) - deferred ..............................        87,370        (63,180)
                                                                           -----------    -----------
Net investment loss and net realized
  gain on investments ..................................................      (914,574)      (723,715)
                                                                           -----------    -----------

Decrease in unrealized appreciation on investments .....................      (822,396)    (1,252,859)
Less income tax benefit applicable to decrease
 (increase) in realized appreciation ...................................       320,734        488,616
Add: allowance for income tax benefit ..................................      (488,616)      (488,616)
                                                                           -----------    -----------
                                                                              (990,278)    (1,252,859)
                                                                           -----------    -----------
Net decrease in net assets resulting from
  operations ...........................................................   $(1,904,852)   $(1,976,574)
                                                                           ===========    ===========


Decrease in net assets per share .......................................   $      (.41)   $      (.48)
                                                                           ===========    ===========

Weighted average number of common
   shares outstanding ..................................................     4,700,532      4,096,403
                                                                           ===========    ===========

                 See notes to consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                              1999            1998
                                                                           -----------    -----------
                                                                                          (pro forma)*
Cash flows (used) provided by operating activities:
Net loss ...............................................................   $(2,197,908)   $(1,633,700)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Depreciation and amortization .....................................       101,115          7,888
     Services for stock ................................................       200,000
     Minority interest in net loss .....................................                       26,200
     Losses in equity investments ......................................       150,330         77,135
Changes in assets and liabilities, net of business
 acquisitions:
     Receivables .......................................................      (473,578)        22,455
     Mortgage loans held for sale ......................................    (4,525,217)
     Inventories .......................................................       (36,685)
     Restricted cash and other deposits ................................      (374,924)
     Other assets ......................................................      (805,104)        63,216
     Accounts payable and accrued liabilities ..........................    (1,851,824)       463,526
     Warehouse loans and other notes payable ...........................     4,148,093
                                                                           -----------    -----------
Net cash provided by operating activities ..............................    (5,665,692)    (1,018,190)
                                                                           -----------    -----------

Cash flows (used) provided by investing activities:
     Cash acquired on business acquisition .............................    (2,327,500)
     Purchase of fixed assets ..........................................       (76,323)        (5,347)
     Repayment of loans and notes receivable ...........................                     (585,107)
     Increase in other investments .....................................                       27,301
     Increase in deferred acquisition costs ............................      (228,988)
     Increase in deposits and other
     Decrease in tradename and franchise costs .........................       (27,500)
                                                                           -----------    -----------
Net cash used in investing activities ..................................    (2,660,311)      (563,153)
                                                                           -----------    -----------

Cash flows (used) provided by financing activities:
     Common stock issued for cash ......................................     5,819,965      1,664,352
     Preferred stock issued for cash ...................................     3,300,000
     Preferred dividends paid ..........................................       (26,509)
     Issuance of notes payable .........................................       298,624        567,889
     Repayment of notes payable ........................................      (132,601)      (327,599)
                                                                           -----------    -----------
Net cash provided by financing activities ..............................     9,234,832      1,904,642
                                                                           -----------    -----------

                 See notes to consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                              1999            1998
                                                                           -----------    -----------
                                                                                          (pro forma)*
Change in cash and cash equivalents ....................................       908,829        323,299
Cash and cash equivalents, beginning of period .........................          --            9,187
                                                                           -----------    -----------

Cash and cash equivalents, end of period ...............................   $   908,829    $   332,486
                                                                           ===========    ===========

Supplemental disclosure of non-cash investing and financing activities:

     Common stock issued for common stock of
       previously unrelated entity .....................................                  $   565,639
                                                                                          ===========


     Common stock issued in satisfaction of
       note payable and accrued interest ...............................   $   158,236
                                                                           ===========

     Common stock issued for services ..................................   $   200,000
                                                                           ===========

     Conversion of preferred stock to common
       stock ...........................................................   $ 2,142,459
                                                                           ===========

     Amortization of discount on preferred stock .......................   $ 1,333,098
                                                                           ===========

     Purchase of FBMS, net of cash acquired:
       Fair value of assets acquired ...................................   $26,920,000
       Intangible assets ...............................................     7,828,000
       Liabilities assumed .............................................   (32,997,000)
       Fair value of assets exchanged ..................................    (2,531,000)
                                                                           -----------
       Cash acquired ...................................................   $  (780,000)
                                                                           ===========
     Purchase of Victoria Precision, Inc.:
       Fair value of assets acquired ...................................   $ 5,769,000
       Intangible assets ...............................................     3,166,000
       Liabilities assumed .............................................    (4,969,000)
       Fair value of assets exchanged ..................................      (859,000)
                                                                           -----------
       Cash paid .......................................................   $ 3,107,000
                                                                           ===========

*    As if an operating company rather than a BDC.

                 See notes to consolidated financial statements.

                                  EQUITEX, INC.
                             STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (WHILE A BDC)
                                   (UNAUDITED)


Cash flows from operating activities:
  Net change in net assets ...................................   $ (1,976,574)
  Adjustments to reconcile net change in net assets
    to net cash used in operating activities:
     Depreciation and amortization ...........................          7,888
     Realized gain on sale of investments ....................       (759,881)
     Unrealized loss on investments ..........................      1,252,859
Proceeds from sales of investments ...........................      1,018,446
Purchase of investments ......................................     (1,142,520)
Collection of notes receivable ...............................        173,083
Issuance of notes receivable .................................       (742,897)
Changes in assets and liabilities:
     Increase in interest receivable .........................        (25,244)
     Increase in trade receivables ...........................        (93,144)
     Decrease in accounts receivable - brokers ...............         73,741
     Increase in subscriptions receivable ....................         (1,446)
     Increase in prepaid expense .............................        (23,714)
     Decrease in deferred income tax benefit .................         63,180
     Increase in accounts payable and other accrued liabilities        80,448
     Increase in accounts payable to brokers .................        213,562
     Increase in accrued bonus to officer ....................        347,576
                                                                 ------------
Net cash used in operating activities ........................     (1,534,637)
                                                                 ------------

Cash flows from investing activities:
     Purchase of furniture and equipment .....................         (7,394)
                                                                 ------------
Net cash used in investing activities ........................         (7,394)
                                                                 ------------

Cash flows from financing activities:
     Cash flows from financing activities:
     Issuance of notes payable - officer .....................        142,328
     Issuance of notes payable - other .......................        247,500
     Repayment of notes payable ..............................       (327,599)
     Common stock issued for cash ............................      1,664,352
                                                                 ------------
Net cash provided by financing activities ....................      1,726,581
                                                                 ------------

Net increase in cash .........................................        184,550
Cash, beginning of period ....................................          9,187
                                                                 ------------
Cash, end of period ..........................................   $    193,737
                                                                 ============

Supplemental disclosures of cash flow information:
     Interest paid ...........................................   $     67,874
                                                                 ============
     Interest received .......................................   $     15,079
                                                                 ============
Non-cash financing activities:
     Common stock issued for common stock of previously
         unrelated entity ....................................   $    565,639
                                                                 ============

                 See notes to consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

1.   THE INTERIM FINANCIAL STATEMENTS

     The  accompanying  interim  unaudited   consolidated   condensed  financial
       statements have been prepared by Equitex, Inc. (the "Company") in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three and nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB (filed with the Securities and Exchange Commission) for the year ended December 31, 1998. The results of operations for the three and nine months ended September 30, 1999 and 1998, are not necessarily indicative of the operating results for the full year.

2.   ORGANIZATION

     DECERTIFICATION AS A BUSINESS DEVELOPMENT COMPANY (BDC)

     On January 4, 1999, the Company withdrew its election to be treated as a BDC subject to the Investment Company Act. As a result of this withdrawal, the Company is now required to present its financial statements consistent with those of a normal operating company as opposed to a Business Development Company . Because the Company was a BDC for the three and nine months ended September 30, 1998, the statement of operations and cash flows for the 1998 periods still reflect the BDC format.

     The September 30, 1999 unaudited pro forma column in the statement of revenues and statement of cash flows reflects the Company's consolidated activity for the three and nine months ended September 30, 1999 as if the Company were an operating company rather than a BDC at that time.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements as of September 30, 1999, include the
       accounts  of  Equitex,   Inc.,   its   wholly-owned   subsidiary,   First
       TeleServices Corporation, which was acquired in August 1998, a 79% interest in Triumph Sports, Inc., which was formed in January 1998, and nMortgage, Inc. and its wholly owned subsidiary, First Bankers Mortgage Services, Inc. ("FBMS"), which was acquired August 23, 1999 (Note 3). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Minority interest at September 30, 1999, represents 285,700 shares of 12%, cumulative preferred stock of FBMS. Shares of this preferred stock are callable at par value ($10 par), and dividends are payable quarterly.

     Through the second  quarter of 1999,  the  Company  also  consolidated  its majority-owned subsidiary, VP Sports, Inc. (VP Sports). In June 1999, in connection with financing a July 27, 1999 acquisition of Victoria Precision Inc. (Note 3), the Company authorized a private placement of up to 40 units consisting of preferred and common shares of VP Sports, and warrants to purchase common stock of VP Sports. As a result of this placement, the Company's ownership interest was reduced from approximately 87% at December 31, 1998 to approximately 35.7% at September 30, 1999. Due to the change in ownership %, the Company changed its method of accounting for its investment in VP Sports from the consolidation to the equity method of accounting.

                         EQUITEX, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

3.   BUSINESS ACQUISITIONS

     ACQUISITION OF FIRST BANKERS MORTGAGE SERVICES, INC. (FBMS)

     On August 23, 1999, the Company, through its  wholly-owned  subsidiary FBMS
       Acquisition Corp., entered into an Agreement and Plan of Reorganization (the "Acquisition Agreement") with First Bankers Mortgage Services, Inc., a Florida Corporation ("FBMS) to acquire all of the outstanding common stock of FBMS in exchange for 250 shares of the Company's Series E convertible preferred stock (the "Series E Preferred Stock") valued at approximately $2,531,000, and contingent consideration consisting of up to 750 shares of Series E Preferred Stock, as well as potential "Bonus Shares" issuable by the Company, as specified in the Acquisition Agreement. The transaction was accounted for as a purchase, and the results of operations of FBMS are included in the Company's consolidated statement of operations from the date of acquisition. The total purchase price was allocated to the assets and liabilities acquired based on their estimated fair values, including intangible assets of approximately $7,828,000, which is being amortized by the use of the straight-line method over ten years.

     In accordance with the terms of the Acquisition Agreement, FBMS Acquisition
       Corp. was subsequently merged with, and into FBMS. At the effective date of the agreement (the "Effective Date"), all shares of FBMS common stock were converted into, and represent the right to receive, 250 shares of the Company's Series E Preferred Stock, and each share of common stock of FBMS Acquisition Corp. was converted into one share of newly issued FBMS common stock. Subsequent to the merger of FBMS Acquisition Corp. into FBMS, the Company formed nMortgage, Inc., a Delaware corporation, as the Company's subsidiary holding company for FBMS.

     In connection with the Company's acquisition of FBMS, the Company is proceeding with a $4,000,000 private placement of up to $4,000,000 of equity securities by nMortgage, Inc., and has received non-binding commitments for the purchase of these equity securities from prospective shareholders. The Company anticipates that as a result of the private placement by nMortgage, Inc., the Company's ownership interest in nMortgage, Inc. and its subsidiary FBMS, will be reduced from 100% to approximately 75%.

     INVESTMENT IN VP SPORTS, INC.

     Effective  July  27,  1999,   the  Company,   through  its   majority-owned
       subsidiary, VP Sports, Inc. ("VP Sports") and VP Sports' wholly-owned subsidiary 9066-8609 Quebec Inc., a Canadian corporation, acquired all of the outstanding common shares of Victoria Precision Inc. ("Victoria Precision"), also a Canadian corporation, as well as the rights to a four-year international consulting and non-compete agreement. The transaction was accounted for as a purchase. The total purchase price of $3,966,600 ($6,000,000 CDN) was allocated to the assets and liabilities acquired based on their estimated fair values, including intangible assets of approximately $477,000, which are being amortized by the use of the straight-line method over ten years.

     In order to finance the acquisition,  in June 1999 VP Sports  authorized  a private placement of up to 40 units, each unit consisting of 100 shares of $1,000 per share, 8% convertible preferred stock, 12,500 shares of VP Sports common shares at $2 per share, and warrants to purchase 287,500 shares of VP Sports common stock at $.10 per shares. As a result of this placement of subsidiary stock, the Company's ownership interest in VP Sports was reduced from approximately 87% at December 31, 1998 to approximately 35.7% at September 30, 1999. Due to the change in ownership %, the Company changed its method of accounting for its investment in VP Sports from the consolidation to the equity method of accounting.

                         EQUITEX, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

3.   BUSINESS ACQUISITIONS (CONTINUED)

     PRO FORMA FINANCIAL INFORMATION

     The following unaudited pro forma financial information for the nine months ended September 30, 1999 and 1998, give effect to the above acquisitions as if they had occurred at the beginning of each respective period.

                                              Nine months ended September 30,
                                              -------------------------------
                                                    1999            1998
                                               -------------   -------------
         Revenue                               $  12,145,000   $  19,603,000
         Net loss                              $  (8,509,000)  $     (48,000)
         Net loss applicable to
           common shareholders                 $  (9,843,000)  $     (48,000)
         Loss per share                        $       (1.50)  $        (.01)
         Shares used in per share calculation      6,542,114       4,096,403

     The unaudited pro forma financial information above does not purport to represent the results which would actually have been obtained if the acquisitions had been in effect during the periods covered or any future results which may in fact be realized.

4.   LOAN ORIGINATION, SALES AND SERVICING

     Mortgage loans held for sale are recorded at the lower of aggregate cost or market value. Gain or loss on sales of loans is recognized at the time of the sale. Origination fees and loan origination costs on such loans are recognized when the mortgage is sold, which is normally within 30 days of the origination of the loan. Interest earned on these mortgages is recognized as income from the time the mortgage is closed to the time the mortgage is sold.

     The Company generally sells the servicing rights on mortgages. The Company has adopted the provisions of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights, and accordingly capitalizes the fair value (quoted market price) of retained mortgage servicing rights on loans sold. Capitalized mortgage servicing rights on such loans will be amortized in proportion to and over the period of estimated net servicing income. The carrying amount of capitalized mortgage servicing rights is evaluated for impairment based upon quoted market prices of similar loans.

     Estimated losses (approximately $2,322,000 at September 30, 1999) are provided on loans sold subject to repurchase by the Company. However, an adequate provision is made by way of a general loan loss reserve for any potential loss that may result on loans for the periods reported.

                         EQUITEX, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

5.   WAREHOUSE LOANS AND OTHER NOTES PAYABLE

     The Company uses certain loan financing and warehouse credit lines to finance its mortgage production. These warehouse lines bear different terms and interest rates ranging from 7.00% to 8.00%. Each line also requires certain equity and leverage ratios to be maintained by the company. The lines are collateralized by the mortgage loans closed by the company.

     The Company also has other notes payable, which consist of bank debt and notes with private investors bearing interest rate of 10.25% to 15.00%, with interest payable as agreed upon.

6.  STOCKHOLDERS' EQUITY

     SERIES A, B, C, PREFERRED STOCK

     In January and February 1999, the Company issued a total of 2,100 shares of 6% Series A, B, and C Convertible Preferred Stock in consideration for $1,000 cash per share, which is the stated value per share. Each series of stock was convertible into common stock at any time by the holders at a conversion price equal to 65% of the average closing bid price of the Company's common stock as specified in the agreement.

     Because this preferred stock contained an immediate  beneficial  conversion feature, both additional paid-in capital and the accumulated deficit were increased by $1,333,098, the amount of the discount due to this beneficial conversion feature. The holders were entitled to receive a cumulative annual dividend of $60 per share, payable quarterly, and had preference to any other dividends which might have been paid by the Company. The dividend was payable either in cash or in shares of the Company's common stock, at the Company's option. The preferred stockholders also received warrants to purchase a total of 250,000 shares of the Company's common stock at 120% of the market price as of the grant date. In addition, the placement agent was issued 20,000 shares of the Company's common stock, valued at $200,000 in exchange for services in connection with the preferred stock sales.

     In April 1999 all  2,100  shares  of the  Company's  6%  Series  A, B and C
       Convertible Preferred Stock, plus accrued dividends on those shares, were converted into approximately 320,528 shares of common stock, at an average conversion price of $6.63 per share.

     SERIES D PREFERRED STOCK

     In May 1999, the Company reached an agreement with an accredited investor to sell 3,500 shares of Series D, 6% convertible preferred stock (the "Series D Preferred Stock") for $1,000 cash per share, which is the stated value per share. In August 1999, the Company issued a total of 1,200 shares of the Series D Preferred Stock in consideration for $1,200,000. The balance of $2,300,000 for the remaining 2,300,000 shares of Series D Preferred Stock is being held in escrow pending authorization by the Company's stockholders of a sufficient number of shares of the Company's common stock to cover those shares underlying the Series D Preferred Stock.

                         EQUITEX, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

6.  STOCKHOLDERS' EQUITY (CONTINUED)

     SERIES D PREFERRED STOCK (CONTINUED)

     The holder of each share of Series D Preferred Stock is entitled to 6% annual dividends, payable quarterly. The Series D Preferred Stock contains a liquidation preference equal to the sum of the stated value of each share plus an amount equal to 100% of the stated value plus the aggregate of all accrued and unpaid dividends on each share of Series D Preferred Stock until the most recent dividend payment date or date of liquidation, dissolution or winding up of the Company.

     The Series D Preferred Stock is convertible into common stock at any time at a conversion price per share of common stock, equal to 65% of the average closing bid price of the Company's common stock as specified in the agreement. Because this preferred stock contained an immediate beneficial conversion feature, both additional paid-in capital and the accumulated deficit were increased by $1,884,615, the amount of the discount due to this beneficial conversion feature. The holders are entitled to receive a cumulative annual dividend of $60 per share, payable quarterly, and had preference to any other dividends which might have been paid by the Company. The dividend is payable either in cash or in shares of the Company's common stock, at the discretion of the Company.

     SERIES E PREFERRED STOCK

     In connection with the FBMS  acquisition,  the Company issued 250 shares of
       Series E Convertible Preferred Stock (the "Series E Preferred Stock") valued at approximately $2,531,000, and contingent consideration consisting of up to 750 shares of Series E Preferred Stock, as well as potential "Bonus Shares" issuable by the Company, as specified in the Acquisition Agreement.

     The holders of the Series E Preferred  Stock are not entitled to dividends, do not have a liquidation preference and do not have voting rights. The Series E Preferred stock, if fully issued, automatically converts to 1,000,000 shares of common stock upon the approval of an increase in the authorized shares of common stock from 7,500,000 shares to 50,000,000 shares, or the subsequent merger of the Company with or into another company, or the sale of substantially all the Company's assets.

     COMMON STOCK

     Through June 30, 1999, the Company sold 330,312 shares of common stock in a private placement for cash of $3.25 per share. In addition, during the first quarter of 1999, a note holder exchanged a note and accrued interest totaling $158,236 for 48,688 shares of the Company's common stock.

     Through September 30, 1999, employees and officers of the Company exercised options to purchase 677,600 shares of common stock for $2,132,826. In addition, 337,500 shares were issued pursuant to warrant exercises.

                         EQUITEX, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

6.  STOCKHOLDERS' EQUITY (CONTINUED)

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

7.   PROPOSED BUSINESS TRANSACTIONS

     PROPOSED SALE OF NMORTGAGE, INC.

     On September 22, 1999, the Company entered into a letter of intent, whereby all of the  outstanding  common  stock of  nMortgage is to be acquired by
       Innovative Gaming Corporation of America ("IGCA"), an SEC reporting company whose common stock trades on the Nasdaq SmallCap Market (the "Proposed nMortgage Transaction"). Under the terms of the Proposed
       nMortgage Transaction, in exchange for all outstanding shares of nMortgage, Inc., the Company and the other nMortgage shareholders are to receive, in the aggregate, approximately 45,000,000 shares of IGCA common stock, assuming that there will be approximately 15,000,000 shares of IGCA common stock outstanding on a fully-diluted basis, before the Proposed nMortgage Transaction.

     IGCA was formed in 1991 to develop, manufacture, market and distribute specialty video gaming machines. As a condition of the Proposed nMortgage Transaction, IGCA will dispose of all of its gaming assets. As a result, upon completion of the transaction, the business of nMortgage will be the sole business operation of IGCA.

     There are a number of material conditions that must be satisfied prior to the completion of the Proposed nMortgage Transaction, including any required approval of the Proposed nMortgage Transaction by the Company's shareholders, the disposal of IGCA's gaming assets, the negotiation and execution of a definitive agreement between the Company and IGCA for the Proposed nMortgage Transaction, and approval of the Proposed nMortgage Transaction from all governmental bodies or agencies, and regulatory authorities, including the gaming authorities of Nevada and other applicable jurisdictions. There is no assurance that the conditions summarized above will be satisfied, or that the Proposed nMortgage Transaction will be consummated on the terms as outlined above.

                         EQUITEX, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

7.   PROPOSED BUSINESS TRANSACTIONS (CONTINUED)

     PROPOSED TRANSACTIONS WITH FIRST TELEBANC CORP.

     On May 4, 1999, the Company  entered  into a definitive  agreement  whereby
       First TeleBanc Corp. ("First TeleBanc"), a single bank holding company based in Boca Raton, Florida, is to merge with and into the Company, with the Company being the surviving corporation (the "TeleBanc Merger"). First TeleBanc owns all of the issued and outstanding stock of net 1st National Bank, a national banking association. Consummation of the TeleBanc Merger is subject to a number of conditions, including approval by the Federal Reserve Bank of Atlanta, Georgia, the distribution of certain of the Company's assets to a new wholly-owned subsidiary and the "spin-off" of that subsidiary, and the approval of the TeleBanc Merger by the Company's shareholders.

                                    ITEM TWO
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION

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

OVERVIEW

On January 4, 1999, Equitex, Inc. ("Equitex", the "Company", or the "Registrant") filed with the Securities and Exchange Commission to withdraw its election to be treated as a business development company ("BDC") and elected to be treated for a maximum period of one year as a "transient investment company" as that term is defined in the Investment Company Act of 1940 (the "Investment Company Act"). A BDC is a form of closed-end, non-diversified investment company under the Investment Company Act. As a result of the Company's acquisition during the third quarter of First Bankers Mortgage Services, Inc. ("FBMS"), the Company is no longer operating as a transient investment company but as a fully operating company.

Following the withdrawal, the Registrant is no longer subject to the regulatory provisions of the Investment Company Act for BDC's, such as insurance, custody, composition of the board, affiliated transactions and compensation arrangements. Despite the Company's withdrawal of its election as a BDC, the Company continues to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Exchange Act, the Registrant continues to file periodic reports on Form 10-KSB and Form 10-QSB, as well as reports on Form 8-K and proxy statements and any other reports required under the Exchange Act. As a result of the Company's withdrawal of its election to be treated as a BDC, the Company is now operating as a holding company which must consolidate its financial statements with those of its wholly owned subsidiary, First TeleServices Corp. ("FTC"), and majority-owned subsidiaries, Triumph Sports, Inc. ("Triumph") and nMortgage, Inc. The results for the three and nine months ended September 30, 1999 include one month of operations for nMortgage following the acquisition of FBMS in late August 1999. The Company also accounts for its minority investment in VP Sports, Inc. ("VP") using the equity method of accounting.

On August 13, 1998, the Registrant acquired all of the outstanding stock of FTC in exchange for 625,000 shares of the Registrant's common stock. As a result of this transaction, FTC became a wholly owned subsidiary of the Company. FTC is a financial services marketing company marketing various financial products targeted to the sub-prime consumer.

                                    ITEM TWO
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)

FTC is in the development stage, has only partially begun operations and has not yet generated significant income. As a marketing arm for financial institutions, FTC's business plan calls for it to perform as a consumer finance company, offering financial products and services to the sub-prime market. These products will be developed through correspondent relationships with companies specializing in the particular product offered.

During the first quarter, FTC entered into a joint venture agreement with RLG Holdings, LLC ("RLG") to service, collect and sell portfolios of consumer debt. RLG is a Florida based financial services company specializing in acquisition, value enhancement and profitable disposition of consumer collection portfolios and performing and non-performing real estate secured notes receivable portfolios. Utilizing funds provided by FTC and RLG, the joint venture company, FirstNet Capital, acquired two debt portfolios, the first of which consists of over 13,000 accounts representing in excess of $100 million. The second and most recent acquisition consists of 15,600 charged-off credit accounts in Canada with an aggregate balance of approximately $34 million Canadian. The Company, through FTC, advanced a total of $565,000 to the joint venture, First Net Capital, during the quarter ended March 31, 1999. Payments totaling $275,000 have been received from First Net Capital as of September 30, 1999 and an additional $25,000 was received during the fourth quarter.

In the first and second quarters of 1999, the Company, through FTC, loaned $300,000 to National Business Finance, LLC ("NBF"). NBF is a SBA (Small Business Administration) loan originator which originates and sells to SBA lenders, including net First National Bank, SBA loans for a fee.

In the fourth quarter of 1998, the Registrant acquired a number of shares of First TeleBanc Corp. ("FTB") which now totals 7.5% of FTB's outstanding capital stock. On April 12, 1998 the Registrant announced its intent to merge with FTB (the "TeleBanc Merger") and has since executed a definitive agreement for the merger which calls for the Company to acquire all of the outstanding capital stock of FTB in an exchange of stock. Under the terms of the agreement, the existing stockholders of FTB will receive shares of Equitex common stock based on certain factors, principally the relative value of each company. In addition, certain of the non-financial services related assets of Equitex will be spun off to the Company's stockholders through a newly formed publicly traded company. Equitex has filed its final application with the Federal Reserve Bank of Atlanta which must approve Equitex as a bank holding company prior to completion of the proposed merger. The application has been amended in response to comments from the Federal Reserve Bank.

Consummation of the TeleBanc Merger is subject to a number of conditions, including: (i) approval by the Federal Reserve Bank of Atlanta, Georgia of the Company's application to become a bank holding company under the Bank Holding Company Act of 1956; (ii) the distribution of all of the Company's business development company assets to a new wholly-owned subsidiary, Equitex 2000, Inc. ("E2000"), and the spin-off of E2000 to the Company's existing shareholders; and
(iii) the approval of the TeleBanc Merger by the Company's shareholders. The Company will solicit the approval of its shareholders for the TeleBanc Merger at a special meeting of shareholders to be called later this year.

FTB is the bank holding company for net 1st National Bank, N.A., formerly known as Boca Raton First National Bank, a 13 year-old nationally chartered bank based in Boca Raton, Florida. FTB intends to operate as a single bank holding company through net 1st National Bank offering both traditional walk-in banking services as well as Internet banking. net 1st National Bank will also focus on fee-based programs such as SBA lending, secured credit cards and electronic transaction processing. Concurrent with the closing of the merger, if consummated, the newly merged company intends to change its name to more accurately reflect the new business operations of the Company, and FTB's existing board of directors will become the board of the new bank holding company.

                                    ITEM TWO
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)

On August 23, 1999, the Company, through a wholly-owned subsidiary, acquired FBMS. Subsequent to the acquisition of FBMS, all outstanding shares of FBMS were transferred to a new majority owned subsidiary of the Company, nMortgage. FBMS, a Florida corporation, is a full service mortgage banking company headquartered in the Fort Lauderdale, Florida area. The Company acquired all of the outstanding common stock of FBMS from its sole shareholder, Vincent Muratore. The total aggregate purchase price for FBMS, was 1,000 shares of the Company's Series E Convertible Preferred Stock (the "Series E Preferred Stock"). Of these shares, 250 shares valued at $2,531,000 were issued at closing and 750 shares are issuable upon satisfaction of certain future performance conditions. In addition, the purchase price is subject to post-closing adjustments pursuant to the Agreement and Plan of Reorganization, dated June 22, 1999.

The holders of the Series E Convertible Preferred Stock are not entitled to dividends, do not have a liquidation preference and do not have voting rights. The Series E Convertible Preferred Stock, if fully issued, automatically converts to 1,000,000 shares of common stock upon (i) the approval of the increase in the authorized shares of common stock from 7,500,000 shares to 50,000,000 or the subsequent merger of the Company with or into another company or (ii) the sale of substantially all the Company's assets.

The Company is proceeding with a $4,000,000 private placement of equity securities by nMortgage the result of which will reduce the Company's ownership interest in nMortgage and its subsidiary from 100% to approximately 75% assuming all of the shares are sold.

In connection with the FBMS transaction, the Company has invested, as of September 30, 1999, $4,534,000 in FBMS for working capital purposes. Of this amount, $2,750,000 had been previously advanced as loans to FBMS. Prior to September 30, 1999, all of the principal and interest on these loans was converted to equity.

On September 22, 1999, the Company entered into a letter of intent whereby all of the outstanding common stock of nMortgage will be acquired by Innovative Gaming Corporation of America ("IGCA"), a reporting company under the Securities Exchange Act of 1934, whose common stock trades on the Nasdaq National Market under the symbol "IGCA" (the "Proposed nMortgage Transaction"). Under the terms of the Proposed nMortgage Transaction, in exchange for all outstanding shares of nMortgage, the Company and other nMortgage shareholders will receive, in the aggregate, approximately 45,000,000 shares of IGCA common stock, assuming that there will be approximately 15,000,000 shares of IGCA common stock outstanding on a fully-diluted basis, before the Proposed nMortgage Transaction.

IGCA was formed in 1991 to develop, manufacture, market and distribute specialty video gaming machines. As a condition of the Proposed nMortgage Transaction, IGCA will dispose of all of its gaming assets. As a result, upon completion of the transaction, the business of nMortgage will be the sole business operation of IGCA.

There are a number of additional customary conditions that must be satisfied prior to the completion of the Proposed nMortgage Transaction, including: the negotiation and execution of a definitive agreement; approval by the stockholders of both companies, if required; and any necessary regulatory or governmental approval.

In June 1998, the Registrant commenced a private placement of up to 300,000 shares of the Registrant's common stock at $3.25 per share to accredited investors. In October 1998, the board of directors of the Registrant increased the number of shares which could be sold pursuant to the offering from 300,000 to 750,000 shares. As of April 1999, the Registrant completed this offering with the sale of 379,000 shares of common stock for total proceeds of $1,231,750, $158,236 of which was converted debt.

                                    ITEM TWO
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)

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

During the month of May 1999, the Company reached agreement with an accredited investor to sell 3,500 shares of its Series D 6% Convertible Preferred Stock under terms and conditions similar to those of the Series A, B and C Preferred Stock. On August 27, 1999, the investor purchased 1,200 of these shares for gross proceeds of $1,200,000. The balance of $2,300,000, less offering costs, are being held in escrow pending authorization by the Company's stockholders of a sufficient number of shares of the Company's common stock to cover those shares underlying the Series D preferred stock. The Company has filed a preliminary proxy statement with the Securities and Exchange Commission for a Special Meeting of Stockholders at which the Company's stockholders will be asked to vote on a proposal to increase the number of authorized shares of the Company's common stock from 7,500,000 to 50,000,000.

In addition to the above common stock issuances, the Registrant has issued stock pursuant to the exercise of certain warrants to purchase common stock. A total of 250,000 warrants to purchase common stock were issued in conjunction with the Series A, B and C 6% Convertible Preferred Private Placements at exercise prices ranging from $8.205 to $11.73 per share. Of these outstanding warrants, 190,000 were exercised during the quarter ended June 30, 1999 for total proceeds to the Registrant of $1,798,000. During the nine month period ended September 30, 1999, an additional 147,500 shares of common stock were issued pursuant to the exercise of 147,500 warrants to purchase common stock issued to three separate entities for total proceeds to the Registrant of $815,625.

During the nine months ended September 30, 1999, officers, directors, and employees of the Registrant exercised 677,600 stock options pursuant to the Registrant's 1993 Stock Option Plan and 1993 Stock Option Plan for Non- Employee Directors. Total proceeds from these exercises were $2,132,826.

A majority of the proceeds from the issuances of common stock, preferred stock, and warrants have been and will be used in connection with the Registrant's merger and acquisition activities as well as for working capital. For the nine months ended September 30, 1999, the Company has total loans outstanding of $1,172,872 to its wholly owned subsidiary, FTC, which funds were used in connection with FTC's investment activities as outlined above as well as for working capital and operating overhead. Additionally, portions of the proceeds were also used in the advances made to FBMS totaling $4,534,000 at September 30, 1999, as explained above.

As part of the Company's transition from a BDC to an operating company, the operations of one of the Company's BDC investments, Triumph, which is majority owned by the Registrant, must be consolidated with those of the

                                    ITEM TWO
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)

Registrant, its wholly owned subsidiary FTC, and its majority owned subsidiary, nMortgage. In the latter part of 1998, Triumph acquired four health food, nutritional and supplement related retail outlets in south Florida and now operates a total of five locations. Triumph is an authorized franchisee of General Nutrition Centers ("GNC") which stores comprise two of those operated. The Company owns approximately 79% of Triumph.

On July 27, 1999 VP completed an acquisition pursuant to which Victoria Precision, Inc. ("Victoria"), a corporation incorporated under the laws of the Province of Quebec, merged with and into a wholly-owned subsidiary of VP. VP acquired all of the capital stock of Victoria from its existing stockholders. Total invested proceeds were approximately $6,000,000 CDN resulting in ownership of all of the assets, liabilities and business operations of Victoria. The transaction included future rights to a four-year international consulting and non-compete agreement executed with an entity affiliated with Victoria's former principal stockholder. Of the purchase price, $4,700,000 CDN was paid in cash at closing with the remaining $1,300,000 paid in the form of a promissory note bearing interest at 6% per annum.

Victoria is a Canadian manufacturer and distributor of a broad range of bicycles and tricycles. All production and assembly is performed in Victoria's 175,000 square foot manufacturing facility in Montreal, Quebec, Canada. Victoria is one of the second largest manufacturer's of bicycles in Canada. Victoria targets the low to middle price ranges of the bicycle market, manufacturing durable, precision crafted bicycles and tricycles priced to retail up to $600 CDN per unit. Victoria has a product assortment of more than 90 models of bicycles ranging from adult mountain and hybrid bicycles to juvenile and children's bicycles, BMX bikes and tricycles.

In June 1999, VP commenced a private placement through which it is offering up to 40 units with each unit consisting of 100 shares of $1,000 per share 8% preferred stock, 12,500 shares of common stock at $2.00 per share, and 287,500 warrants to purchase 287,500 shares of common stock at $.10 per share. As of September 30, 1999, 38 units had been sold for proceeds to VP of $4,750,000. A majority of these funds were used for payment of the $4,700,000 CDN cash purchase component of the Victoria acquisition while the remainder will be used for working capital purposes.

Given the increase in shares outstanding following the VP private placement, the Company's ownership percentage in VP has been substantially reduced resulting in Equitex presently owning approximately 35% of VP's outstanding common stock. For the first two quarter's of 1999, the Company consolidated the operations of VP with that of the Company and its subsidiaries. Due to the changes in VP's capital structure, for the three and nine months ended September 30, 1999, the Company is utilizing the equity method of accounting for its ownership in VP.

RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto. As a result of the Company's change from a BDC to an operating company effective January 4, 1999, the Company is now required to present its financial statements consistent with those of an operating company as opposed to an investment company. Accordingly, the statements of operations and cash flows for the three and nine months ended September 30, 1998 are presented in both a pro-forma format which assumes the Company was an operating company instead of a BDC as well as the investment company format which includes the actual results for the Company's operations as a BDC in the presented periods. The results of operations include those of the Company, its wholly-owned subsidiary, First TeleServices Corp., its majority-owned subsidiary, Triumph Sports, one month of its majority-owned subsidiary, nMortgage, and the equity loss in the Registrant's investment in VP Sports, Inc.

                                    ITEM TWO
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)

REVENUES: Revenues for the quarter ended September 30, 1999 were $679,728 as compared to pro-forma revenues of $204,272 at September 30, 1998 and actual revenues of $16,248 for the Company's BDC operations for the same period. For the nine months ended September 30, 1999, revenues were $1,676,582 compared to pro-forma revenues of $209,182 and actual revenues of $417,649 at September 30, 1998. Of these revenues for the nine months ended September 30, 1999, $572,433 are attributed directly to the operations of Triumph, $352,862 from the operations of nMortgage, with $282,244 from FTC and the balance from the Registrant itself. Cost of sales was $99,721 and $342,273 for the three and nine months ended September 30, 1999 as compared to pro-forma $79,998 for the three and nine months ended September 30, 1998. Gross profit for the quarter ended September 30, 1999 was $580,007 or 85% of revenues compared to $124,272 or 61% of sales on a pro-forma basis for the similar period in 1998. For the nine months ended September 30, 1999, gross profit was $1,334,309 or 80% of revenue as compared to $129,184 which is 62% of revenue for the pro-forma period in 1998.

A majority of these revenues for the Registrant prior to consolidation represent realized gains on the sales of investments which can vary greatly from period to period. The revenues from FTC were derived primarily from its joint venture activities and were relatively stable as compared to the previous quarter. Triumph revenues consist of sales from the company's health food, vitamin and supplement operations which were down slightly versus the previous periods. nMortgage revenues are derived primarily from loan origination fees, mortgage sales and short-term interest gains.

Due to the Registrant's change from a BDC to an operating company at the beginning of 1999, and as the Registrant implements its plans relative to becoming a fully operating company through the FTB merger and FBMS acquisition, the Registrant has recorded minimal revenues through the first nine months of 1999. Now that the Registrant is a fully operational company with the addition of nMortgage and its operating subsidiary, FBMS, it is anticipated that a significant increase in revenues will be recorded for the quarter ended December 31, 1999 and throughout the year 2000.

EXPENSES: The Registrant's expenses during the third quarter of 1999 were $1,539,308 as compared to a pro-forma $508,087 and actual expenses as a BDC of $1,155,143 for the same period in 1998. For the nine months ended September 30, 1999, the Registrant had total expenses of $3,490,249 with pro-forma expenses of $1,725,904 and actual expenses as a BDC of $1,838,065 for the same period in 1998. Of these amounts, FTC accounted for $141,891 and 372,861 for the three and nine months ended September 30, 1999, respectively, Triumph $170,350 and $457,705 for the same periods, and nMortgage $560,258 for both periods. Included in the expenses for the three and nine months ended September 30, 1999 is equity loss in VP Sports of $150,330. While the Registrant's expenses, on a stand alone basis prior to consolidation, remained nearly identical to that of 1998, the consolidation of three new entities with that of the Registrant as well as the equity loss for VP Sports were major contributors in the increase from 1998 to 1999.

Included in these expenses are losses (gains) on trading securities. This represents both the realized and unrealized gain or loss on those securities that have been designated as trading securities. For the quarter ended September 30, 1999, unrealized holding losses (gains) on trading securities was $(55,266) as compared to

                                    ITEM TWO
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)

$(804,245) on a pro-forma basis during the previous year's period. For the nine months ended September 30, 1999, unrealized holding losses (gains) on trading securities was $82,489 as compared to $(480,148) for the 1998 period. With the exception of a significant realized gain on the sale of certain shares of IntraNet Solutions common stock during the first quarter of 1999 which accounts for the gain of $177,810 at September 30, 1999, a majority of these gains or losses are unrealized and represent the change in the market value of the trading securities from period to period. While these unrealized gains and losses are categorized as expenses, they represent only paper gains or losses which have not actually been incurred.

MINORITY INTEREST: For the three and nine months ended September 30, 1999, the Registrant had no minority interest in net income as a result of the change in accounting method for the Company's ownership in VP. For the three and nine months ended September 30, 1998, the Registrant had minority interest in net income of $903 and $26,200.

OTHER INCOME: The Registrant recorded $(39,835) and $21,391 in other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 1999 as compared to $(35,361) and $16,176 pro-forma, respectively, for the same period in 1998. This represents non-cash income or losses for unrealized gains on certain of the Company's securities that have been classified as "available for sale securities".

NET LOSS: For the three months ended September 30, 1999, the Registrant recorded a net loss of $1,001,275 as compared to pro-forma net loss of $446,092 for the quarter ended September 30, 1998. As a BDC, the Company recorded net investment loss and net realized gain on investments of $(914,574) and a net decrease in net assets resulting from operations of $1,904,852 for the third quarter of 1998. For the nine months ended September 30, 1999, the Registrant recorded a net loss of $2,197,908 as compared to pro-forma net loss of $1,633,700 for the nine months ended September 30, 1998. As a BDC, the Company recorded net investment loss and net realized gain on investments of $(723,715) and a net decrease in net assets resulting from operations of $1,976,574 for the first nine months of 1998.

COMPREHENSIVE LOSS: Comprehensive loss for the three and nine months ended September 30, 1999 was $1,041,110 and $2,176,517, respectively. Comprehensive loss at September 30, 1998 on a pro-forma basis was $481,453 and $1,617,524, respectively. Comprehensive loss is the net loss less other comprehensive income, net of tax which includes unrealized gains and losses on the Registrant's "available for sale securities".

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS: Net loss attributable to common shareholders following amortization of discount on preferred stock was $2,885,890 or $.40 per common share and $5,415,621 or $.83 per common share for the three and nine months ended September 30, 1999 as compared to $446,092 or $.09 per common share and $1,633,700 or $.40 per common share, respectively, for the pro-forma three and nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES: The Registrant's sources of liquidity and capital resources prior to consolidation are derived from varied sources, most notably sales of investments and proceeds from sales of the Registrant's common and preferred stock. The Registrant's subsidiaries sources of liquidity and capital resources are derived primarily from their operations as well as infusions of capital from the Registrant, if and when necessary. As a result of the cash receipts outlined below as well as the sale of the a portion of the Series D Convertible Preferred stock, the Registrant presently anticipates its liquidity and capital resources are sufficient to fund the Company's current and planned operations for the foreseeable future. However, as more fully explained in "Overview" above, the Company has signed agreements, which, if consummated, would result in a fundamental change in the nature of the Company's business. While terms of those agreements call for significant cash balances to remain with the Registrant following the proposed transactions, no assurance can be made that

                                    ITEM TWO
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)

the Company's present liquidity and capital resources will be sufficient to fund the future operations of the Registrant should the contemplated mergers and acquisitions take place. Further sales of the Registrant's securities or other sources of income may be necessary to adequately fund those operations.

During the first nine months of 1999, the Registrant received a total of $9,073,000, before expenses, from the sale of common stock and preferred stock, the exercise of common stock purchase warrants and the exercise of officer, director and employee stock options. At September 30, 1999, the Registrant had a total cash position of $908,829 on a consolidated basis. Of this amount, $465,418 was held by the Registrant, $431,464 was held by FBMS, and the remainder was held by Triumph and FTC.

The Company has received a third party commitment to purchase 3,500 shares of its Series D 6% Convertible Preferred stock for total proceeds of $3,500,000. During the third quarter, the Company sold 1,200 of these shares for gross proceeds of $1,200,000. The balance of 2,300 shares are being held in escrow pending an increase in the number of authorized shares of the Company. Completion of this offering may be necessary to implement the Registrant's business plan and could be required for completion of the FTB merger. This transaction is more fully described in "Overview" above.

During the fourth quarter of 1999, the market values of the Company's two "trading securities" increased significantly. As a result, the Registrant anticipates that it will liquidate all or a portion of these investments generating additional cash and further liquidity in the fourth quarter.

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

The Registrant has reviewed its computer systems in order to evaluate necessary modifications for the Year 2000 readiness. In addition, the Registrant is in the process of communicating with others with whom it does significant business to determine their Year 2000 readiness status and the extent to which the Company could be affected by any third party Year 2000 readiness issues. Although the Registrant has not received responses from all third parties with which it does business, The Registrant does not anticipate that it will be materially affected by any third party Year 2000 readiness issues. However, the systems of the Registrant or those of other companies on which the Registrant's systems rely may not be timely converted. A failure to convert by another company, or a conversion that is incompatible with the Company's systems, could have a material adverse effect on the Registrant.

Currently, the Registrant estimates its cost related to Year 2000 modifications to be less than $3,000 for the Company and its subsidiaries. The anticipated costs and timeliness of completion of Year 2000 modifications are based on management's best estimates, which were derived using numerous assumptions relating to future events, including, without limitation, the continued availability of certain resources and third party modification plans. However, these estimates and assumptions may turn out to be inaccurate. Presently, the Company has no formal contingency plan in place as it does not anticipate its systems will be materially affected by any internal or external Year 2000 readiness issues.

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

       On April 19, 1999 the Registrant issued 50,000 shares of its common stock in exchange for warrants to purchase common stock at $3.75 per share. The Registrant relied on exemptions from registration provided by Sections 4(2) and/or 4(6) of the Securities Act.

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

       On July 7, 1999, the Registrant issued 35,000 shares of it common stock in exchange for 35,000 warrants to purchase common stock at $5.00 per share. The Registrant relied on exemptions from registration provided by Sections 4(2) and/or 4(6) of the Securities Act.

Item 3. Defaults Upon Senior Securities

       None

Item 4. Submission of Matters to a Vote of Security Holders

       None

Item 5. Other Information

       None

Item 6. Exhibits and Reports of Form 8-K

     (a)      Financial data schedule for SEC registrants

     (b) On August12, 1999, the Company filed a report on Form 8-K reporting the Company's acquisition of Victoria Precision Inc. (a Canadian Corporation).

              On August 23, 1999, the Company filed a report on Form 8-K reporting a change in its auditors.

              On September 8, 1999, the Company filed a report on Form 8-K reporting the acquisition of First Bankers Mortgage Services, Inc. and subsidiary.

              On October 12, 1999, the Company filed a report on Form 8-K/A amending the 8-K filed on August 12, 1999, to include financial statements of the business acquired (Victoria Precision Inc.) and pro forma financial information.

              On November 4, 1999, the Company filed a report on Form 8-K/A amending the 8-K filed on September 8, 1999, to include financial statements of the business acquired (First Bankers Mortgage
              Services,   Inc.   and   subsidiary)   and  pro  forma   financial
              information.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       EQUITEX, INC.
                                       (Registrant)



Dated: November 19, 1999               By: /s/   Henry Fong
                                           ------------------------------
                                           Henry Fong
                                           President, Treasurer and Chief
                                           Financial Officer