Form 10-K
period 1999-12-31
EQUITEX INC
filed 2000-04-14
CIK 716101

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

           /X/ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
               For the fiscal year ended: DECEMBER 31, 1999

          / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For transition period from _______ to _______.

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

--------------------------------------------------------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
Days:  Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: /X/

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $51,466,792 based on the last sale price of the Registrant's common stock on April 10, 2000, ($8.25 per share) as reported by the Nasdaq Stock Market.

The issuer had 7,106,943 shares of common stock outstanding as of April 10, 2000.

Documents incorporated by reference: YES

                                  EQUITEX, INC.

                                    FORM 10-K

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

                                     PART I
                                     ------

ITEM 1. DESCRIPTION OF BUSINESS.

(a) General development of business.

     The Registrant was organized under the laws of the State of Delaware in 1983 and elected to become a business development company and be subject to the applicable provisions of the Investment Company Act in 1984. Until January 4, 1999, Equitex, Inc. (the "Registrant") was a business development company ("BDC") which is a form of closed-end, non-diversified investment company under the Investment Company Act of 1940 (the "Investment Company Act"). A BDC
generally must maintain 70% of its assets in new, financially troubled or otherwise qualified companies, known as investee companies, and offers significant managerial assistance to such companies. BDC's are not subject to the full extent of regulation under the Investment Company Act. The Registrant primarily was engaged in the business of investing in and providing managerial assistance to developing companies which, in its opinion, would have a significant potential for growth. The Registrant's investment objective was to achieve long-term capital appreciation, rather than current income, on its investments.

     At a special stockholders meeting held on April 3, 1998, the Registrant's stockholders authorized the Registrant to change the nature of its business and withdraw its election as a BDC under the Investment Company Act. The withdrawal would become effective only upon the Securities and Exchange Commission's receipt of the Registrant's notice of election of withdrawal to be filed within a period of one year from the date of vote. On January 4, 1999, the Registrant filed its withdrawal and elected to be treated for a maximum period of one year as a "transient investment company" as that term is defined under the Investment Company Act. Following the withdrawal, the Registrant is no longer subject to the regulatory provisions of the Investment Company Act for BDC's, such as insurance, custody, composition of the board, affiliated transactions and compensation arrangements. Despite the Registrant's withdrawal of its election as a BDC, the Registrant continues to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Exchange Act, the Registrant continues to file periodic reports such as Form 10-K and Form 10-Q, as well as reports on Form 8-K, proxy statements and any other reports required under the Exchange Act.

     The Registrant's Board of Directors adopted a plan which began with stockholder approval for the Registrant to withdraw as a BDC, with the intent of becoming an operating company. On August 13, 1998, the Registrant acquired all of the outstanding stock of First TeleServices Corp. ("FTC") in exchange for 625,000 shares of the Registrant's common stock. As a result of the transaction, FTC became a wholly owned subsidiary of the Registrant. As a marketing arm for financial institutions, FTC's business plan calls for it to perform as a consumer finance company, offering financial products and services to the sub-prime market. These products will be developed through correspondent relationships with companies specializing in the particular product offered.

     During late 1998 and early 1999, the Registrant acquired shares totaling 7.5% of the outstanding common stock of First TeleBanc Corp. ("FTB"), a bank holding company which operates through its wholly owned subsidiary, net First National Bank, in Boca Raton, Florida ("net1st"). FTB intends to focus as a `direct to the consumer bank' on a national level. It will use the Internet, including electronic payment processing, to facilitate e-commerce transactions, and call center technology to deliver its products and services to its customers 24 hours a day, 7 days a week. On April 9, 1999, the Registrant signed a letter of intent to merge FTB with and into the Registrant. In August 1999, the
Registrant filed an application with the Federal Reserve Bank of Atlanta for approval to become a bank holding company. Approval by the Federal Reserve is necessary for the Registrant to complete its proposed acquisition of FTB. Since the filing of the application, the Registrant has received and responded, most recently in late March 2000, to numerous inquiries from the Federal Reserve for more information as part of the ongoing application process. Once the application is approved, of which there is no assurance, the Registrant will commence the process necessary to hold a special meeting of stockholders to seek approval of the transaction at the earliest possible date.

     Consummation of the FTB merger is subject to a number of conditions, including: (i) approval by the Federal Reserve Bank of Atlanta, Georgia of the Registrant's application to become a bank holding company under the Bank Holding Company Act of 1956; (ii) the distribution of all of the Registrant's business development company assets to a new wholly owned subsidiary, Equitex 2000, Inc. ("E2000"), and the spin-off of E2000 to the Registrant's existing shareholders (the "Spin-Off")(as explained more fully in (c) Narrative description of business.); and (iii) the approval of the FTB merger by the Registrant's shareholders. The Registrant will solicit the approval of its shareholders for the FTB merger at a special meeting of shareholders to be called later this year.

     On August 23, 1999, the Registrant, through a newly formed wholly owned subsidiary, nMortgage, Inc. ("nMortgage"), acquired First Bankers Mortgage Services, Inc. ("FBMS"). FBMS, a Florida corporation, is a full service mortgage banking company headquartered in the Fort Lauderdale, Florida. The Registrant acquired all of the outstanding common stock of FBMS from its sole shareholder, Vincent Muratore. The total aggregate purchase price for FBMS, is up to 1,000 shares of the Registrant's Series E Convertible Preferred Stock (the "Series E Preferred Stock"). Of these shares, 250 shares valued at $2,531,000 were issued at closing and 750 shares are issuable upon satisfaction of certain future performance conditions. In addition, the purchase price is subject to post-closing adjustments pursuant to the Agreement and Plan of Reorganization, dated June 22, 1999.

     The Series E Convertible Preferred Stock issued in connection with the FMBS acquisition is not entitled to dividends, does not have a liquidation preference and carries no voting rights. The Series E Convertible Preferred Stock, if fully issued, automatically converts to 1,000,000 shares of common stock upon (i) the approval of an increase in the authorized shares of common stock from 7,500,000 shares to 50,000,000 or the subsequent merger of the Company with or into another company or (ii) the sale of substantially all the Registrant's assets.

     On January 3, 2000, the Registrant announced that it had executed a definitive agreement whereby all of the outstanding common stock of nMortgage will be acquired by Innovative Gaming Corporation of America ("IGCA"), a reporting company under the Securities Exchange Act of 1934, whose common stock trades on the Nasdaq National Market under the symbol "IGCA" (the "Proposed nMortgage Transaction"). Under the terms of the Proposed nMortgage Transaction, in exchange for all outstanding shares of nMortgage, the Registrant and other nMortgage shareholders will receive, in the aggregate, approximately 46,000,000 shares of IGCA common stock, assuming that there will be approximately 16,000,000 shares of IGCA common stock outstanding on fully-diluted basis, before the Proposed nMortgage Transaction. For accounting purposes the transaction will be treated as an acquisition of IGCA by nMortgage and as a recapitalization of nMortgage.


     IGCA was formed in 1991 to develop, manufacture, market and distribute specialty video gaming machines. As a condition of the Proposed nMortgage Transaction, IGCA will dispose of all of its gaming assets. As a result, upon completion of the transaction, the business of nMortgage will be the sole business operation of IGCA. In February 2000, IGCA announced an agreement to sell its gaming to an unaffiliated third party company to close simultaneously with the Proposed nMortgage Transaction.

     There are a number of additional customary conditions that must be satisfied prior to the completion of the Proposed nMortgage Transaction, including approval by the stockholders of both companies, if required, and any necessary regulatory or governmental approval. On February 2, 2000, IGCA announced that it had filed a preliminary proxy statement with the SEC for a special meeting at which the Registrant will seek stockholder approval of the transaction.

     During 1999, the Registrant commenced a private placement offering of nMortgage, Inc. securities through which 5,000,000 shares of Series A 5% Convertible Preferred Stock ("nMortgage Preferred") was sold at $1.00 per share for total proceeds of $5,000,000. Upon closing of the Proposed nMortgage Transaction, each nMortgage Preferred share will convert into two shares of IGCA common stock. If the Proposed nMortgage Transaction is terminated, each nMortgage Preferred share will automatically convert on November 1, 2000 into one share of nMortgage common stock. As a result of this offering, the Registrant's ownership interest in nMortgage has been reduced to 67% on a fully diluted basis prior to the Proposed nMortgage Transaction.

     Both the Registrant and nMortgage continue to evaluate opportunities with respect to possible mergers or acquisitions. Neither the Registrant nor nMortgage have reached a level in their discussions that would lead either company to believe any particular merger or acquisition is certain to occur and have signed no binding agreements.

     As an operating company, the nature of the Registrant's business will change from investing in a portfolio of securities to achieve gains on appreciation and dividend income, to becoming actively engaged in the management of a business or businesses for the generation of income from those operations. Thus, withdrawal of the Registrant's election as a BDC results in a significant change in the Registrant's method of accounting from the value method of accounting required of investment companies to either fair value or historical cost accounting, depending on the classification of the investment and the Registrant's intent with respect to the period it intends to hold the investment.

     Over the past several years as a BDC, the Registrant concentrated its efforts in acquiring interests in more mature investee companies, in some cases, through asset-based financing transactions. In that regard, the Registrant devoted more of its time to providing managerial assistance to fewer companies, most of which time during the last couple of years was devoted to investees RDM Sports Group, Inc. and IntraNet Solutions, Inc., which constituted a significant portion of the Registrant's investment portfolio. The President of the Registrant was President and a director of RDM Sports Group from 1987 to June 1997 and was director of IntraNet Solutions and its predecessor from February 1991 to October 1997.

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

     On July 27, 1999 VP Sports completed an acquisition pursuant to which Victoria Precision, Inc. ("Victoria"), a corporation incorporated under the laws of the Province of Quebec, Canada, merged with and into a wholly owned subsidiary of VP SPORTS. Victoria is a Canadian manufacturer and distributor of a broad range of bicycles and tricycles. VP Sports acquired all of the capital stock of Victoria resulting in ownership of all of its assets, liabilities and business operations. The transaction included future rights to a four-year international consulting and non-compete agreement executed with an entity affiliated with Victoria's former principal stockholder.

     In June 1999, VP Sports commenced a private placement through which it offered up to 40 units with each unit consisting of 100 shares of $1,000 per share 8% preferred stock, 12,500 shares of common stock at $2.00 per share, and 287,500 warrants to purchase 287,500 shares of common stock at $.10 per share. As of December 31, 1999, 36 units had been sold for total proceeds to VP Sports of $4,500,000. The majority of these funds was used in connection with the Victoria acquisition while the remainder was used for working capital purposes.

     Given the increase in shares outstanding following the VP Sports private placement, the Registrant's ownership percentage in VP Sports has been substantially reduced resulting in Equitex presently owning approximately 36% of VP Sports' outstanding common stock. For the first two quarter's of 1999, the Registrant consolidated the operations of VP Sports with that of the Registrant and its subsidiaries. Due to the changes in VP Sports' capital structure, for the year ended December 31, 1999, the Registrant is utilizing the equity method of accounting for its ownership in VP Sports.

     During 1998, the Registrant received 1,500,000 shares of the common stock of Triumph Sports, Inc. ("Triumph") in payment of merger and acquisition advisory services totaling $375,000. During 1997, Triumph was unsuccessful in its attempt to acquire a golf accessory manufacturer. During 1998, Triumph acquired five health food, nutritional and supplement related retail outlets in the South Florida area which it operated during 1999. Triumph is an authorized franchisee of General Nutrition Centers ("GNC") with two of retail outlets. In
late  1999,   Triumph  received  notice  from  GNC  that  it  was  operating  in contravention of clauses in its franchise agreement related to owning and operating non-GNC franchised stores. As a result, in December 1999, the Registrant sold one of its non-GNC franchised operations to a third party for the value of the store's inventory plus a $200,000 five year promissory note.

     During the year ended December 31, 1999, the Registrant was not involved in any bankruptcy, receivership or similar proceedings. In addition, the Registrant has not undergone material reclassification, merger or consolidation; has not acquired or disposed of any material amount of assets otherwise than in the ordinary course of business; and has not experienced any material change in its mode of conducting business other than as explained above.

(b) Financial information about segments.

     Information relating to the Registrant's operating segments can be found in
Note 17 to the Registrant's financial statements for the year ended December 31, 1999.

(c) Narrative description of business.

EQUITEX

     As a result of the Registrant's decertification as a BDC on January 4, 1999, the Registrant is now a holding company operating through its wholly owned subsidiary, FTC, and its majority owned subsidiaries nMortgage and Triumph. In addition, the Registrant includes in its financial statements, on an equity basis, its ownership interest in VP Sports.

     During each of the past three years, on a stand-alone basis, the Registrant has relied mainly on sales of investment securities for its revenues. During 1997 and 1998, while a BDC, the Registrant also received significant revenue from consulting services related to its work with both Triumph and VP. As a result of the Registrant's change from an investment company to an operating company and the cessation of its investment activities, the Registrant will only be able rely on sales of investments for its revenues until such time as its investment portfolio has been liquidated. During 1999, the Registrant sold a significant portion of its investment portfolio leaving only a small portion of its investment in IntraNet Solutions, Inc. remaining. Further sales of IntraNet Solutions common stock have been made during the first quarter of 1999. As of the filing of this report, the Registrant holds approximately 15,000 shares of IntraNet Solutions common stock. The amount and timing of past and future sales is primarily dependent upon the securities markets and the liquidity of each investment.

     In order to provide for future revenue streams and as part of the Registrant's overall decertification plan, the Registrant is proceeding with the TeleBanc Merger as described earlier in this section. Following the TeleBanc Merger, if consummated, the Registrant will rely on the operations of its operating subsidiaries, principally FTB, for its revenue.

     While continuing to operate as a single branchless bank, net1st intends to introduce during the second quarter of 2000 a full-service Internet banking web site with a national focus. The web site, which is currently in the final stages of development and beta testing, will provide a one-stop, full-service interactive solution for both personal and business banking. In addition, net1st maintains an active Small Business Administration ("SBA") loan program providing SBA loans throughout the Southwestern United States.

     To complement the products and services to be directly offered by net1st including checking, savings and time deposit accounts, loans, credit cards and other related products, FTB intends to develop correspondent relationships with other Internet financial services providers in order to offer certain non-banking financial services to its customers. These services may include mortgage, insurance, stock brokerage and other financial related products.

     Immediately prior to the TeleBanc Merger and the Proposed nMortgage Transaction, the Registrant will distribute all of its business development company assets to E2000, the shares of which will be distributed to all of the holders of record of the Registrant's common stock on the record date of the special meeting of shareholders to approve the Spin-Off, TeleBanc Merger and the Proposed nMortgage Transaction. E2000 will file and seek to make effective an application for the inclusion of the E2000 common stock on the Nasdaq SmallCap Market. The assets to be transferred to E2000 will be comprised of the following:

     * all of the Registrant's cash in excess of $2,000,000, or such lesser amount as the Registrant's Board of Directors may determine in its sole discretion;

     * all  securities and  investments  owned by the Registrant in its investee
companies,   except  for  any  securities  owned  by  the  Registrant  in  First
TeleServices, Inc.;

     * the FBMS Investment;

     * If the conditions precedent to the Proposed nMortgage Transaction have not been satisfied at the time the Spin-off is approved, all shares of nMortgage and any and all rights and obligations of the Registrant related to the Proposed nMortgage Transaction;

     * all receivables of any nature, including accounts and notes receivable;

     * all furniture, fixtures and equipment of the Registrant; and

     * any other assets that are related in any manner to the Registrant's business development Registrant assets.

     E2000 will also assume all liabilities of the Registrant related to its BDC assets and will indemnify the Registrant and assume the prosecution or defense of the Registrant in the following lawsuits: Equitex, Inc. and Henry Fong v. Bertrand T. Ungar, Case No. 98-CV-2437 (Dist. Ct. Arapahoe County, Colorado). Prior to its distribution to the Registrant's shareholders, the E2000 common stock will be registered pursuant to Section 12(b) or 12(g) of the Securities Exchange Act of 1934, and E2000 shall have filed and sought to make effective an application for the inclusion of the E2000 common stock on the NASDAQ SmallCap Market. The Registrant intends to structure the Spin-Off as a tax-free distribution to the Registrant's stockholders under Section 355 of the Internal Revenue Code of 1986, as amended.

nMORTGAGE

     nMortgage was formed to hold all of the outstanding shares of FBMS acquired by the Registrant on August 23, 1999. nMortgage, through its wholly owned operating subsidiary FBMS, is a business to consumer retail Internet mortgage banking company which is developing its business to business mortgage services technology. As discussed above, the Registrant has executed a definitive agreement whereby, upon satisfaction of several conditions, all of the outstanding common stock of nMortgage, including shares of common stock to be issued upon the automatic conversion of its Series A Preferred Stock will be acquired by IGCA.

     nMortgage, licensed in 25 states, is engaged in the business of originating, selling and brokering residential mortgage loans. Through a network of loan originators and its Internet mortgage web site, nMortgage.com, FBMS offers a broad array of residential mortgage products targeting a range of customers from sub-prime to high-credit-quality borrowers. FBMS operates as both
(1) a mortgage banker; processing,  underwriting, closing and funding loans, and
(2) a mortgage broker; selling the loan products of over 20 different secondary lenders.

     nMortgage is also developing, and intends to introduce during 2000, two business to business Internet technology solutions for the mortgage industry. The first site will be targeted to mortgage related businesses not currently offering mortgage loans such as insurance brokers, stockbrokers, tax preparers, financial planners, etc. This site will allow these businesses to leverage their client databases by offering a private label solution offering Internet based mortgage loans. Utilizing nMortgage's Internet mortgage technology, these businesses will be able to submit loan applications, check interest rates and loan status, receive updates on mortgage programs and access the latest industry news. The second site will target individual mortgage and small mortgage brokers as well as local savings banks that currently offer mortgage loans. Utilizing the nMortgage Internet website, a suite of services including a private label website, can be created for each business. This will allow mortgage professionals to complete loan applications, access marketing materials and investor rate sheets, lock rates directly with a mortgage investor, check loan status, and link to other mortgage and financial related sites. Businesses will be able to input loans and submit them directly to the nMortgage "back office" where an assigned loan coordinator will expedite the process.

     During 1999 as in past years, FBMS offered both retail and wholesale lending operations and served primarily as a mortgage banker, processing, underwriting, closing and funding loans. Loans were closed utilizing warehouse lines of credit and subsequently sold to other lenders (an "Investor") within a period averaging less than four weeks. FBMS currently maintains warehouse credit lines of approximately $25 million to fund loans until their subsequent sale to Investors. Inherent in this process are certain risks associated with defaults on payment by borrowers during periods ranging from one to twelve months depending on agreements with each Investor. In the event of default, FBMS may be required to repurchase a loan from the Investor forcing FMBS to carry that loan on its books causing considerable losses. Problems can also arise as a result of errors or omissions made during the underwriting process, which may cause the Investor to delay or refuse purchase of a particular loan incurring additional fees and/or losses to FBMS.

     Beginning in 2000, nMortgage intends to significantly alter its mortgage closing procedure by utilizing the "table" loan process for a majority of its retail mortgage loans. With the "table" loan process, nMortgage processes a borrower's application and prepares the file for underwriting. The file is then offered to an Investor fitting the borrower's lending profile who accepts the file for underwriting either directly or through its third party underwriting agent. The process is then taken over by that Investor or its agent who carries the loan through closing and funding. By employing this design, nMortgage is no longer responsible for funding these loans utilizing its lines of credit and thereby mitigates its exposure to interest expense, default events or underwriting difficulties.

     As part of this change in closing strategy, nMortgage intends to leverage its currently operating Internet web site, nMortgage.com, and capture an early market share of mortgage products through the Internet. nMortgage.com is a state-of-the-art online mortgage services system offering both cutting edge technology and a personal focus. The strategy that nMortgage is pursuing is two-fold: (1) offer an interactive instant approval business to consumer retail page; and (2) provide a business to business private label technology offering for third party originators. The company is developing for introduction during the summer of 2000 a business to business Internet solution whereby mortgage professionals including mortgage bankers, mortgage brokers, financial institutions, home builders, realtors and other mortgage related businesses will have access to FBMS's online mortgage technology either as a private label service or as a hyperlink to the nMortgage web site.

     nMortgage believes its retail Internet strategy is on the leading edge of the online mortgage providers. Utilizing its second generation Internet web site set for introduction in the second quarter of 2000, nMortgage will conditionally approve the borrower by credit scoring the data provided by the borrower. The borrower will have an opportunity to complete the data themselves or connect with a customer representative who will complete the data for them. While many online mortgage providers are developing a totally automated online mortgage system, nMortgage believes a majority of borrowers are attracted by the ease and convenience of one-stop Internet shopping, but are unwilling to give control of their personal financial and other information to a computer. nMortgage believes that a majority of Internet consumers are impatient with, or distrustful of, the automated Internet application process. nMortgage is currently developing its next generation web site that will provide a real-time "interactive" application process with a live human being assisting each borrower through the application should they so desire.

     When using nMortgage.com, the borrower is provided with the information needed to decide on a loan product and then allowed to apply online for that loan via the web site. The borrower will be afforded the opportunity to inspect rates, identify how much they can afford and pre-qualify themselves for a loan. Once they understand the product and the amount they want or need, the borrower can submit a loan application online, with or without live company assistance, and receive an automated underwriting decision instantly. Telephone support to answer questions or guide them through the application process will be available around the clock. Once the loan is in process, the borrower can lock in the interest rate over the Internet and receive real-time status updates on the loan. If more information is required from the borrower, an email is sent requesting the necessary information. Conceivably, a loan can be processed in its entirety online. Personal service, however, is emphasized and always available.

     Low cost, high tech and low touch is essential to success. Ease of operation is required at both the borrower level as well as the internal operations level. Being able to fully utilize the technological tools available to devise, produce, distribute and support the programs is essential. The cost to generate the business is typically lower than traditional mortgage channels of business due to the volume capability. Forecasting, capacity management and capital markets management are essential for this endeavor due to the potential of wide fluctuations in volume.

     The nMortgage Internet web site provides the borrower a constant direct link to the nMortgage which can serve as the initial contact point between the borrower and the nMortgage, or as a follow up site for the borrower. nMortgage will make use of more global applications already available to provide the borrower access to the nMortgage products and services. Getting the borrower to the nMortgage.com web site is crucial. In addition to registering with the various search engines, Internet portals and participating in a number of multi-vendor sites, nMortgage intends to establish referral links with several services that are related but do not offer mortgages themselves, such as realtor networks or financial advisory companies. An integral part of nMortgage's customer service initiative involves the integration of the Internet mortgage process with 24 hour, seven days a week call center support.

     nMortgage believes its approach will set a high service standard in the industry. nMortgage's "high tech/high touch" approach will enable it to lock the loan faster than its competitors, thus lessening the impact of shoppers that use the Internet as a research vehicle but do not complete a loan transaction online. nMortgage has completed the initial phase of its Internet web site and is continuing its development to provide increased user interactivity by offering a single source for every aspect of the mortgage loan process from application to closing. nMortgage anticipates that retail loan volume in the next twenty-four months will shift from retail originators to Internet based originators.

     The business to business private label strategy will leverage off nMortgage's experience with brokers, community banks and credit unions as well as its second generation web site technology. The goal is to place a customized Internet program with third parties that will receive a home page at a nominal price and "back office" support by nMortgage for all loans originated. nMortgage will not only earn fees from the mortgage loans but will become a fee based Internet Service Provider to third parties. This allows the loan originator to offer an efficient online mortgage solution without the significant time and expense involved in setting up and maintaining their own Internet web site and related infrastructure. Once an application is submitted through the web site either by the loan originator on behalf of the client or by the client himself, nMortgage handles processing the application on behalf of the loan originator and offers it for underwriting to either FBMS preferred lenders or lenders used by the loan originator.

     nMortgages's business to business strategy involves fully utilizing technology to enhance the efforts of its current retail distribution channels, while continuing to build its Internet direct to consumer business. Utilizing nMortgage's Internet technology wholesale brokers or retail loan officers will be able to communicate directly with nMortgage via the Internet to transmit loan applications, perform automated underwriting submissions, receive status information, receive rate and product information, lock loans, as well as other ancillary services, including scheduling a closing agent.

     The technological enhancements being introduced by nMortgage during the year 2000 will allow nMortgage to develop new non-traditional distribution channels. In view of the simplicity developed in the application process, nMortgage will be introducing an Internet driven origination system to accountants, lawyers, financial planners, small banks, and credit unions that wish to participate in the loan origination process.

     By focusing on the fulfillment issues surrounding the mortgage process, nMortgage has adopted an aggressive integration strategy to simplify the mortgage process as well as provide exceptional service. This strategy will allow the borrower or loan originator to electronically complete the application with instant underwriting approval provided by an automated system, order their title search and appraisal, and determine closing location and date, as well as other mortgage related services.

     The nMortgage business strategy involves an operationally integrated approach with Internet direct sales gradually taking market share from other more traditional distribution systems. The Internet will serve as the communications backbone to the nMortgage origination network. nMortgage operates a mortgage processing system that is Internet enabled. The system is scalable, offering process scalability for the foreseeable future and offers integrated web technology that will allow:

Customer Benefits
-----------------
     * importing data from the web site to the system
     * electronic   notification  to the  borrower of all  necessary  disclosure information
     * an electronic or email response within two minutes of the underwriting decision
     * borrower   inquiry  status of the loan as well as  regular  email  status messaging
     * rules based filtering of product and pricing information for best-fit products
     * multiple products displayed allowing borrower choice
     * mortgage calculators including APR, rate comparisons, credit grade and refinance analysis
     * online rate lock capabilities
     * general mortgage education information
     * rate and fee information
     * credit card processing
     * the ability to pull credit reports
     * submission of completed mortgage application (1003)
     * user-friendly applications that only ask for information pertinent to the applicant
     * disbursement of closing documents to borrower designated closing agent
     * links to other ancillary services
     * online assistance from a live service representative via phone or email
     * secure transmission of borrower data
     * 24 hour access to all mortgage services

Company Benefits
----------------
     * products and services offered around the clock
     * ability to maximize number of applicants with minimal staffing
     * reduced transcription errors
     * receipt of income to cover costs at time of application
     * ability to cut time between application and loan closing
     * capability to broaden marketplace without costly facilities or manpower
     * submission of data formatted to allow automated underwriting

     With very little modification, nMortgage can provide web sites unique to each third party originator, realizing the majority of the benefits listed above regardless of the origination source. The fundamental concept is consistent:

     * capture mortgage required data from the originator's web site
     * import data to the mortgage processing system
     * perform automated underwriting
     * export status/underwriting results to originator's web site
     * order and receive ancillary services from the web site or processing system
     * perform lock in/registration function with Investors
     * transmit data to closing agent to print closing package remotely

     To support its growth, nMortgage has five principal business strategy elements. First, nMortgage will focus primarily on the retail channel utilizing the "table" funding concept. This channel allows nMortgage to control the loan origination process and provides direct access to the consumer. Second, nMortgage will leverage the banker/broker structure in order to consistently offer consumers low rates on a broad array of mortgage products. Third, nMortgage will provide consumers a "one-stop" source of mortgage-related products. These mortgage-related product sales allow nMortgage to increase revenues without significant capital investment. Fourth, nMortgage will employ a commission and incentive system for the nMortgage loan originators and an incentive compensation system for the operations employees that is designed to motivate them to maximize loan volume and profitability while simultaneously creating a variable cost structure which is adaptable to changes in origination volume. Last, nMortgage will recruit highly skilled employees with mortgage industry experience and seek technologies and process improvements that streamline the origination process to ensure the continuous delivery of superior customer service.

     In 1998, mortgage origination volume in the U.S. reached a record high of $1.5 trillion, compared to $834 billion for 1997. Demand for mortgage products in recent years has been favorably affected by low interest rates, low unemployment rates, increasing wages, high consumer confidence and strong housing starts and home sales. The retail origination market of the mortgage banking industry is highly fragmented. According to the National Association of Mortgage Brokers, approximately 20,000 mortgage brokers were operating in the U.S. in 1998. During the past 18 months, the Internet has been emerging as a major source of mortgage originations. Industry analysts predict that Internet mortgage originations will grow from over $4.0 billion in 1998 to nearly $100.0 billion by 2003 as borrowers recognize the convenience and benefits of shopping for a mortgage from the comfort of their home or office. Capturing market share on the Internet will be dependent upon access to consumers and the ability to consistently provide broad product offerings at competitive rates.

     For its retail business to consumer mortgage banking and brokering activities, nMortgage competes with both traditional mortgage bankers and brokers as well as other Internet based mortgage companies. These companies range in size from large nationally recognized financial institutions to individual mortgage brokers and bankers offering consumer mortgage products. As nMortgage seeks to become a technology driven mortgage provider to both businesses and consumers, nMortgage faces competition mainly from other Internet focused mortgage companies such as Mortgage.com and eLoan, among others. Many of these competitors are much larger and posses significantly greater financial resources than those of nMortgage.

     nMortgage currently is licensed to offer mortgages in 25 states. Most states have laws and regulations governing the registration or licensing and conduct of persons providing mortgage brokerage services. Such laws and regulations also typically require certain consumer protection disclosures and compliance with loan solicitation procedures and a variety of other practices, throughout the various stages of the mortgage solicitation, application and approval process. In addition to state law, mortgage brokerage services are heavily regulated by federal law. nMortgage is subject to regulations of various federal entities including the Department of Housing and Urban Development, Veterans Administration, Federal Housing Administration, Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Mortgage Corporation and other agencies. These agencies impose various rules and regulations which may include licensing and financial requirements, discrimination policies and underwriting guidelines, among others. Failure to comply with these requirements can lead to civil and/or criminal liability, loss of approved status, demands for indemnification or loan repurchases from buyers in the secondary market, rights of rescission for mortgage loans, class action lawsuits and administrative and enforcement actions.

FIRST TELESERVICES CORP.

     FTC only recently began operations and has not yet generated significant income. As a marketing arm for financial institutions, FTC's business plan calls for it to perform as a consumer finance company, offering a broad array of financial products and services to the sub-prime market. These products will be developed and serviced through correspondent relationships with companies specializing in those particular products which may include:

     * debt transfer servicing
     * balance transfer servicing
     * secured credit cards
     * sub-prime mortgage loans
     * sub-prime auto loans
     * prepaid calling cards
     * prepaid residential long distance service
     * prepaid cellular service
     * insurance products
     * other selected products and services

     The calling center will be the engine that drives the product delivery system with the capability to handle tens of thousands of inbound and outbound calls monthly. The inbound calls will be the result of various targeted media programs and the by-product of FTC's customer base. The outbound calls will be the result of cross selling large data bases of customers a variety of products and services offered on a brokered basis through FTC's strategic alliances. Through interactive voice response technology, the latest call center software and hardware, and a well-trained staff of customer service representatives, telemarketers and telebankers, FTC will be able to turn these calls into revenue while operating at the highest level of efficiency.

     Initially, FTC will offer secured credit cards to large data bases of customers through its debt transfer servicing program. "Debt transfer servicing" is a term used in the collection industry which means using a new loan account number to service and collect debt purchased in the secondary market. As customers continue to make payments on their new accounts, thereby rehabilitating their credit, the Registrant will begin cross selling other financial and telecommunications products on a fee basis without the risk of extending credit.

     FTC believes that it differs from other financial services organizations in that it understands and will specialize in handling the sub-prime consumer and offer that consumer only those products and services they need. FTC will target those financial institutions which recognize the potential in the sub-prime market and have relationships with strategic alliances already working in this market.

     FTC's business is dependent upon the alliance partnerships it maintains with other organizations for referral of debt portfolios which generate new customers. Because FTC's business is ultimately dependent upon the quantity and quality of these alliance partnerships, FTC must actively seek out new partnerships while maintaining and evaluating its current relationships. If any of these alliance partners fail to deliver quality products or services on a timely basis, and if FTC is unable to develop alternative sources as required, dissatisfied clients may turn to other sources to provide the products or services they desire which may adversely affect FTC's business.

TRIUMPH SPORTS

     Triumph Sports owns and operates a total of four vitamin and nutritional supplement related retail stores in the Palm Beach and Boca Raton, Florida area. Triumph is a registered franchisee of General Nutrition Centers ("GNC") with two retail outlets. The remaining two stores are located in Bally's fitness centers in the area. During 1999, Triumph also operated a fifth location which was sold in the beginning of 2000 as explained more fully in Part I Item 1. Business. The Triumph GNC franchises run for a period of ten years expiring in 2008 and include renewals for two consecutive five-year terms contingent upon GNC conditions and approval.

     Each location typically employs one full-time manager and one to four part-time employees. The GNC stores offer a wide-array of vitamins, nutritional supplements, meal replacement products and other health and fitness products targeted to a large consumer demographic seeking today's healthy and active lifestyle. From children to senior citizens looking for vitamins, supplements, books and advice for healthy living to triathletes and body builders seeking nutritional supplements and meal replacements for their workout regimes, GNC offers recognized high-quality branded products for all ages and fitness levels. A majority of the products sold in the GNC outlets are GNC branded products with additional offerings consisting mainly of meal replacement and nutritional supplement products from popular major suppliers. The two smaller stores located in Bally's fitness center mainly offer meal replacement bars, shakes, drinks, nutritional supplements, workout supplies and magazines targeted to the Bally's consumers for their pre and post-workout convenience.

VP SPORTS

     VP Sports, through its operating subsidiary Victoria Precision ("Victoria"), is a leading Canadian manufacturer and distributor of a broad range of bicycles and tricycles. Victoria is headquartered in Montreal, Quebec, and maintains sales offices in Edmonton, Winnipeg, Toronto and Quebec City. Victoria is one of only a few companies in North America that both manufactures and distributes bicycles on a large scale. Victoria targets the low to middle price ranges of the bicycle market, manufacturing durable, precision crafted bicycles and tricycles priced to retail at up to CDN $1,000. Victoria has a product assortment of 100 models of bicycles ranging from adult mountain and hybrid bicycles to juvenile and children's bicycles, BMX bikes and tricycles. Victoria markets its products to independent bicycle dealers under the Leader(R), Minelli(R) and Precision(R) brand names and to wholesale distributors under the Precision brand name and to merchants as private label brands.

     On March 24, 2000, VP Sports, through Victoria, completed the acquisition of Torpedo, Inc. of Montreal, Quebec, Canada ("Torpedo"). Torpedo manufactures sporting goods, toys and recreational products in plants located in St. Narcisse and Montreal, Quebec. Sales and distribution to the United States market are made from sales offices and a warehouse location in South Paris, Maine. Torpedo is a leading supplier to both the Canadian and United States markets for sleds, toboggans, entry level snow boards and poly snow toys. Torpedo, operating as a division of VP Sports, will aggressively pursue sales to the sporting goods and toy markets in the United States and Canada.

     Victoria's management estimates that bicycles are sold in over 2,500 retail outlets throughout Canada. Victoria sells to a network of approximately 430 dealers and approximately 30 mass merchandisers throughout Canada. To date, almost all of Victoria's bicycles have been sold to customers who retail the bicycles within Canada. Export sales have been only occasional over the years and did not account for any sales in fiscal 1999. Victoria's management believes that the export market, primarily to the U.S., represents a significant growth opportunity. In addition to distributing bicycles that it manufactures, Victoria maintains a complete aftermarket parts, accessories and service program. The parts and accessories are sold primarily to independent bicycle dealers.

     Most of the Victoria's bicycles are manufactured, assembled and packaged at its 175,000 square foot production facility in Montreal. Victoria has the capacity to produce approximately 750,000 bicycles per year. Victoria has developed and utilizes an advanced and efficient production process, which utilizes precision robotics and machinery. Victoria's bicycle manufacturing process includes multiple production phases beginning with cutting and welding tubes for frame construction to final assembly. All of Victoria's bicycles utilize steel tubing purchased from Canadian and U.S. suppliers and components purchased from around the world. Victoria's purchasing cycle generally begins in August and runs through April. Production begins in November, reaches its peak during January, February, March and April, and continues into or through May depending on orders and reorders. By the end of May the majority of assembled bikes have been shipped to customers. Current production reflects the seasonality of the Canadian market. Victoria's management views exports as the means to exploit under-utilized capacity.

     In fiscal 1998, Victoria estimates it manufactured about 12% of the total number of units sold in the mass merchant market in Canada. Victoria believes that it has a very strong position with independent bicycle dealers in Canada and that it manufactures approximately 25% of the total units sold through these stores. Competition in the Canadian market is based primarily on perceived value, brand-image, performance features, product innovation and price. The two primary Canadian domestic competitors in Canada are Raleigh-Canada and Pro-Cycle. A smaller Canadian domestic competitor is Norco, primarily a distributor of high-end mountain bikes to independent bicycle dealers. Victoria's management believes that its primary foreign competition is from Asian imports.

     Victoria's four sales offices in Toronto, Quebec City, Winnipeg and Edmonton support the dealer network in Canada by taking orders, providing technical assistance, resolving problems and providing aftermarket parts and accessories. All major mass merchandiser accounts are serviced from Victoria's headquarters in Montreal.

     Under the North American Free Trade Agreement ("NAFTA"), Victoria enjoyed a preferential environment with its North American trading partners. Pursuant to NAFTA, trade between Canada and the U.S. was tariff free in 1998. In the early 1990's, the Canadian Bicycle Manufactures Association brought to the attention of the Canadian trade authorities details of perceived unfair trading practices in the bicycle industry originating in China and Taiwan. Subsequently, Canadian authorities imposed a tariff of approximately 30% on bicycles imported from China and a tariff of approximately 13% on bicycles imported from Taiwan. Both tariffs apply to bicycles having 16" or greater wheel size and priced under CDN $325 F.O.B. port of shipment. The Canadian International Trade Tribunal, extended these tariffs through 2003. The tariffs provide domestic manufacturers like Victoria with a competitive advantage over Chinese or Taiwanese competitors that target the lower end of the mass merchant market.

EMPLOYEES

     The Registrant currently employs five full-time employees. In addition, FTC employs two full-time employees and Triumph Sports employs 10 full and part-time employees. nMortgage has no full-time employees while its operating subsidiary, FBMS employs approximately 30 people.

     VP Sports has two full-time employees. Due to the nature of Victoria's production cycle, direct labor is seasonal. Victoria employs approximately 50 year-round workers in its office and production facilities in Montreal. There are approximately 220 permanent full-time plant employees who are employed during Victoria's production cycle year-to-year. Victoria also adds approximately 130 temporary and part-time employees during its peak production and shipping season. Bicycle production employees are unionized and entered into a collective agreement with Victoria on December 6, 1997, which expired on September 30, 1999. In December 1999, Victoria experienced a work stoppage lasting one month at its Montreal plant. A new union contract was ratified on January 24, 2000. The work stoppage did not have a material effect on the operations of the company.

(d) Financial information about geographic areas.

     Not applicable.

ITEM 2. PROPERTIES.

     The Registrant's principal executive office is located in Englewood, Colorado. The Registrant leases this space, consisting of approximately 1,800 square feet, on a month to month basis for $2,500 per month, from a partnership in which the Registrant's president is the partner. The Registrant believes these terms to be no less favorable than those which could be obtained from a non-affiliated party for similar facilities in the same area.

    The Registrant also leases in Palm Beach Gardens, Florida an executive office consisting of approximately 980 square feet. The term of this lease expires on February 1, 2004 and includes annual rent of $24,500 for the first year and increases $980 in each of years two through five. The Registrant and its subsidiaries, nMortgage, Triumph Sports and VP Sports, utilize this space.

     In addition to the above referenced property, the Registrant's subsidiary, nMortgage, through its operating subsidiary, FBMS, leases office space in Ft. Lauderdale, Florida housing the FBMS corporate office. This lease expires on August 31, 2003 and includes a monthly payment of $12,929 over the term of the lease. In addition, FBMS leases space for its branch offices as follows:

Branch                            Monthly Payment                        Term
------                            ---------------                        ----
New Jersey                             10,342                          2/28/2001
Jacksonville                           14,354                          2/29/2001
                                       17,237                          2/28/2002
Delaware                                900                           11/30/2000
Pennsylvania                           1,053                          11/30/2000
Pennsylvania                           5,035                          11/30/2000


     The Registrant's subsidiary, FTC, leases approximately 931 square feet of executive office space in Atlanta, Georgia. This lease runs through December 31, 2000 and includes a monthly payment of $1,595 over the lease term.

     VP Sports, through Victoria, owns a manufacturing facility at in Montreal, Quebec. The brick building originally constructed on this site in 1947 was expanded in 1983 by the addition of an adjoining concrete structure containing office premises, showroom and manufacturing facilities. Part of the property is subject to ground leases granted by the City of Montreal which terminate in 2013 but which may be renewed until 2023. The property is mortgaged to secure Victoria's bank and long term debt. Victoria leases approximately 100,000 square feet of warehouse space for the purpose of inventory storage during the inventory build-up period.

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

     On March 10, 2000, the US District Court for the North District of Georgia granted Motions to Dismiss filed by the Registrant and its President in the cases of THEOHAROUS, ET AL. V. HENRY FONG, EQUITEX, INC., CHARLES E. SANDERS AND METROMEDIA INTERNATIONAL GROUP, INC., Civil Action No. 1-98-CV-2366 (U.S. District Court for the Northern District of Georgia), and LESLIE SCHUETTE, ET AL. V. HENRY FONG, EQUITEX, INC., CHARLES E. SANDERS AND METROMEDIA INTERNATIONAL GROUP, INC., Civil Action No. 1-98-CV-3034 (U.S. District Court for the Northern District of Georgia). These alleged class actions on behalf of a purported class of stockholders of RDM Sports Group, Inc. ("RDM") were filed on August 19, 1998, and October 19, 1998, respectively. Both cases asserted that during 1996 and 1997, the defendants (including the Registrant) made numerous allegedly false statements and overly optimistic predictions regarding the business and financial condition of RDM in the press releases and public filings of RDM, with knowledge of their falsehood, thereby misleading RDM stockholders.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On  December  27,  1999,  the   Registrant   held  its  Annual  Meeting  of
Stockholders. The stockholders re-elected each of the Registrant's three directors to serve until the next Annual Meeting of Stockholders and the votes were cast as follows:

                                   For            Withhold Authority
                                   ---            ------------------
Henry Fong                      5,147,328               62,281
Russell L. Casement             5,148,233               61,376
Aaron Grunfeld                  5,148,391               61,218

     Additionally, the following proposal was presented and voted upon at the meeting and the votes were cast as follows:

     To ratify the appointment of Gelfond Hochstadt Pangburn, P.C. as the independent auditor of the Registrant for the year ending December 31, 1999.

                        For            Against         Abstain        Non-Voted
                        ---            ------          -------        ---------
Shares voted          5,168,678         22,865          18,066             0

                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information

     The principal market in which the Registrant's common stock is traded is the over-the-counter market.

     In November 1997, the Registrant was notified by the Nasdaq Stock Market that the Registrant failed to meet the minimum maintenance requirements for continued listing on the Nasdaq National Market. As a result of this notification and subsequent review by Nasdaq of materials provided by the Registrant, on February 19, 1998, a hearing was held to consider the Registrant's plan for continued compliance with the maintenance requirements and a determination was made to move trading of the Registrant's common stock to the Nasdaq SmallCap Market effective March 13, 1998.

     The Registrant's common stock trades on the Nasdaq Stock Market under the symbol EQTX. The table below states the quarterly high and low last sale prices for the Registrant's common stock as reported by The Nasdaq Stock Market, and represent actual high and low last sale prices.

                                         Last Sale

Quarter ended                  High                      Low
-------------                  ----                      ---
1998
----
March 31, 1998                 $3.57                    $0.81
June 30, 1998                  $5.31                    $3.00
September 30, 1998             $7.13                    $4.50
December 31, 1998              $7.50                    $6.50

1999
----
March 31, 1999                $12.44                    $6.75
June 30, 1999                 $41.88                    $9.50
September 30, 1999            $13.38                    $9.50
December 31, 1999             $10.00                    $8.00

(b) Holders

     The number of record holders of the Registrant's common stock as of March 27, 2000, was 2,460 according to the Registrant's transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name.

(c) Dividends

     The Registrant has not declared or paid cash dividends on its common stock, nor does it anticipate paying any cash dividends in the foreseeable future. The Registrant currently intends to retain any future earnings to fund operations and for the continued development of its business. While a BDC, the Registrant made an in-kind distribution of its larger investment positions to its stockholders. Any further in-kind distribution will be made only when, in the judgment of the Registrant's Board of Directors, it is in the best interest of the Registrant's stockholders to do so. It is possible that the Registrant may make an in-kind distribution of securities, which have appreciated or depreciated from the time of purchase depending upon the particular distribution. The Registrant has not established a policy as to the frequency or size of distributions and indeed there can be no assurance that any future distributions will be made. To date, only one such distribution has been approved by the Board of Directors and was distributed in April 1988.

ITEM 6. SELECTED FINANCIAL DATA.

     The following tables contain selected financial data of the Registrant for the previous five years. As a result of the Registrant's change in accounting method from that of an investment company to that of an operating company following the Registrant's decertification as a BDC on January 4, 1999, as described more fully in Part I Item 1. Business, the following information is being presented in two separate tables. For the year ended December 31, 1999, a single table reflecting the Registrant's consolidated selected financial data as an operating company is being furnished. The selected financial data presented in the second table represents the Registrant's operations as an investment company for each of the fiscal years ended December 31, 1998, 1997, 1996 and 1995, respectively.

--------------------------------------------- ----------------
                                                   1999
--------------------------------------------- ----------------
Revenues                                           $2,419,264
--------------------------------------------- ----------------
Net loss                                            7,716,559
--------------------------------------------- ----------------
Net loss per common share                                1.09
--------------------------------------------- ----------------
Total assets                                       41,744,937
--------------------------------------------- ----------------
Total long-term liabilities                                 0
--------------------------------------------- ----------------
Redeemable preferred stock                                  0
--------------------------------------------- ----------------
Cash dividends                                              0
--------------------------------------------- ----------------

---------------------------------------------  ------------  ------------  ------------  ------------
                                                   1998          1997          1996         1995
---------------------------------------------  ------------  ------------  ------------  ------------
Revenues                                          $447,840      $378,391      $632,765      $308,190
---------------------------------------------  ------------  ------------  ------------  ------------
Realized gain from sales of investments          1,108,340     1,003,951     1,226,190        31,232
---------------------------------------------  ------------  ------------  ------------  ------------
Net investment (loss) and realized gain on        (925,245)     (401,649)      639,874    (1,038,298)
investments after income taxes
---------------------------------------------  ------------  ------------  ------------  ------------
Increase (decrease) in unrealized               (1,056,054)   (3,521,718)   (5,206,732)     (736,710)
appreciation on investments net of deferred
income taxes
---------------------------------------------  ------------  ------------  ------------  ------------
Net increase (decrease) in net assets          $(1,981,299)  $(3,923,367)  $(4,566,858)  $(1,775,008)
resulting from operations
---------------------------------------------  ------------  ------------  ------------  ------------
Net increase (decrease) in net assets               $(0.45)       $(1.25)       $(1.42)       $(0.55)
resulting from operation per share
---------------------------------------------  ------------  ------------  ------------  ------------
Total assets                                    $5,859,075    $5,038,425   $10,478,003   $19,056,458
---------------------------------------------  ------------  ------------  ------------  ------------
Total long-term liabilities                              0             0             0             0
---------------------------------------------  ------------  ------------  ------------  ------------
Cash dividends                                           0             0             0             0
---------------------------------------------  ------------  ------------  ------------  ------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The following discussion and analysis of the Registrant's financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 1999, 1998 and 1997. As a result of the Registrant's change from a BDC to an operating company as of January 4, 1999 effective January 1, 1999, the Registrant is required for the year ended December 31, 1999 to present its financial statements consistent with those of an operating company as opposed to the investment company presentation utilized in prior years. Accordingly, the Consolidated balance sheet, Consolidated statement of operations and Consolidated statement of cash flows for the year ended December 31, 1999 are presented for the Registrant as an operating company. These statements include the accounts of the Registrant, its wholly owned subsidiary FTC and majority owned subsidiary Triumph for the entire year ended December 31, 1999. The 1999 statements also include the accounts of majority owned subsidiary nMortgage and the Registrant's 35.7% investment in VP Sports for September through December 1999 following nMortgage's acquisition of FBMS and VP Sports' acquisition of Victoria Precision both in August 1999. The financial statements for the years ended December 31, 1998 and 1997 continue to be presented in the investment company format as audited in those years.

(a) Liquidity.
(b) Capital Resources.

As a result of the Registrant's restructuring during 1999 and its change from a BDC to an operating company, the amount and sources of the Registrant's liquidity changed significantly. Prior to 1999 while operating as a BDC, the Registrant primarily relied on sales of portfolio securities to fund its operations as well as fees charged to investees for various services. During 1999, as the Registrant restructured its business, the Registrant relied primarily on private placements of equity securities to fund its operations and acquisitions as it sought to become an operating entity. However, as in past years, during 1999, the Registrant continued to divest certain of its portfolio securities. For the year 2000, the Registrant, prior to consolidation of any subsidiaries, anticipates that its liquidity and capital resources are sufficient to funds its operations as it works toward completing its merger with First TeleBanc Corp. Presently, all of the Registrant's subsidiaries operate on a stand-alone basis and each are individually responsible for their own liquidity. However, the Registrant may need to assist its subsidiaries from time-to-time should unforeseen liquidity issues arise. Should additional liquidity be necessary to fund the operations of its subsidiaries or to complete any merger or acquisition, the Registrant believes it has sources available, including the sales of certain investments or the private placement of equity securities, to cover any such needs.

Following the acquisition of FBMS through nMortgage in August 1999, the Registrant began a major restructuring at nMortgage. The purpose of this restructuring is to significantly reduce nMortgage's operating overhead as it transitions from a traditional brick and mortar mortgage banker to a technology driven mortgage banker, broker and Internet solution provider to the mortgage industry. As described more fully in Part I, Item 1 Business, as part of this restructuring, nMortgage is also seeking to mitigate the risk associated with the warehouse funding and subsequent sale of its mortgage portfolios by employing the table funding method for its retail mortgage loans. As a result of this restructuring, nMortgage sustained significant losses during the final four months of 1999 following its purchase by the Registrant as it works to fundamentally change the way it operates its business. Additional capital expenditures were incurred as nMortgage continued developing its information technology in connection with its Internet-based product offerings. During the fourth quarter of 1999, nMortgage completed a $5,000,000 private placement of preferred stock to provide the liquidity necessary to fund the company during the restructuring period.

Beginning in the second quarter of 2000, as nMortgage completes the first phase of this restructuring, the company will initially rely primarily on origination and other loan related fees from lenders to whom it brokers mortgage loans. As nMortgage rolls out its business to business Internet solutions during the second and third quarters of 2000, additional fees will be recognized as the company institutes a fee-based program for private labeling third party website solutions. This will generate additional loan related as well as service related fees.

While nMortgage has created the infrastructure necessary to operate its Internet related business strategies, further information technology expenditures will be necessary to continue developing and refining its hardware and software as the company positions itself to become a provider of Internet solutions to the mortgage industry. In connection with nMortgage's proposed merger with IGCA described in Part I, Item 1, Business, nMortgage will receive approximately $2 million in cash and an additional $2 million in future cash consideration should the merger be consummated. This capital infusion is an integral part of nMortgage's future plans, the loss of which would require additional capital resources from unknown sources. Additionally, as a publicly traded entity with access to public capital markets, nMortgage would have a broader array of financing options at its disposal should further funding be necessary. nMortgage anticipates it has the liquidity and capital resources necessary to fund the company during 2000 from the internal and external sources described above.

For most of 1999, FTC relied exclusively on the Registrant for operating funds as the company continued to develop its business plan. In the latter portion of 1999, as FTC implemented its business plan, the company began relying on internal sources of funds generated through cash flows from operations for its liquidity and capital resources. As FTC implements its business plan and begins operations, it is anticipated the company will be less dependent upon the Registrant for funds. While future capital infusions by the Registrant may be necessary, it is anticipated the amounts can be absorbed by the Registrant given the relatively low overhead requirements at FTC. Given the low overhead and in light of the fact FTC should begin generating revenues, FTC believes it has sufficient liquidity and capital resources to fund its operations from internal resources during 2000.

Triumph and VP Sport both rely primarily on cash flows from operations for their working capital. In addition, during 1999 and 2000, Triumph recorded a considerable gain on the sale of an investment providing additional cash to operate its business. The Registrant anticipates Triumph's liquidity and capital resources will be sufficient to fund its operations during the year 2000. While VP Sports is dependent upon debt instruments from time-to-time in order to build its inventory in preparation its selling season, it anticipates its liquidity and capital resources are sufficient to fund its continuing operations for the foreseeable future.

(c) Results of operations.

Because of the fundamental change in the Registrant's operations and financial presentation for 1999, the comparison to prior years is difficult. As a result, the discussion and analysis of the Registrant's results of operations while containing year over year financial comparisons have been analyzed with a view toward the Registrant's current and future business operations.

REVENUES: Consolidated revenues for the year ended December 31, 1999 were $2,419,264 for the Registrant and its subsidiaries. Revenues for the Registrant as a BDC were $447,840 in the year ended December 31, 1998 and $378,391 in the year ended December 31, 1997. Of the 1999 revenues, $1,547,754 are attributable to nMortgage with $738,456 from Triumph and the balance of $133,054 from the Registrant itself.

For 1999, nMortgage recorded revenues from its retail and wholesale mortgage operations in the form of origination and other loan fees, secondary marketing revenues and interest income. Following the Registrant's acquisition of FBMS by nMortgage, the Registrant instituted a restructuring program to completely the change the way FBMS conducts its mortgage operations. As discussed more fully in
Part I. Item 1, Business, nMortgage, while continuing to offer retail mortgages through both traditional as well as Internet oriented channels, is minimizing its practice of warehouse funding a majority of its mortgage loans in favor of the table funding concept. This change results in the need for significantly fewer employees as the responsibilities for underwriting, post closing, closing, auditing and disbursing loans are transferred from nMortgage to the investors underwriting and funding the originations. As a result of these restructuring activities, nMortgage experienced an overall decrease in loan originations during the period as the company trimmed its work force in anticipation of this change, thereby reducing overhead costs. In addition, nMortgage saw an overall decrease in mortgage originations due to increasing interest rates. Financings of new home purchases while down slightly remained relatively stable. nMortgage did, however, experience a significant decrease in home refinancings during the period as interest rates reached levels at which many consumers chose not to refinance.

As nMortgage completes its restructuring program and fully integrates the table funding concept for its mortgage originations, a majority of nMortgage's revenues for the year 2000 will be derived from origination fees. Once a mortgage originated by nMortgage is closed and funded by the lender, nMortgage will be paid its fee directly from that lender. nMortgage is continuing its restructuring program and anticipates it will not be fully completed until the second quarter of 2000. As a result, first and second quarter loan originations are expected to be down until nMortgage fully implements its plan. nMortgage expects to debut its second generation business to consumer website during the second quarter and is continuing development of its business to business strategies. As nMortgage's Internet business to consumer and business to business technologies are introduced, nMortgage anticipates an increase in loan originations during the latter portion of 2000, compared to the first half of 2000.

Triumph, the second largest contributor to the Registrant's revenues, derived those revenues from product sales at its five retail locations, one of which was divested at the end of 1999. The year ended 1999 was the first full year of operations for Triumph and sales were down slightly as compared to pre-acquisition periods. As a result, Triumph replaced its senior management in charge of store operations. For the year 2000, Triumph has instituted tighter inventory and sales audit controls while installing point-of-sale computer systems to aid in inventory tracking. These systems will allow Triumph to better distinguish sales trends, provide greater information with respect to inventory management and assist in determining appropriate profit margins. Triumph believes these initiatives will provide greater sales while containing costs in an effort to return to profitability.

The Registrant's revenues for 1999 on a stand-alone basis consisted of interest income and transaction fees related to long-term and short-term loans. As a holding company, the Registrant has no significant sources of revenue other than those of its operating subsidiaries. In addition, as the Registrant only became an operating company at the beginning of 1999, the Registrant's revenues on a consolidated basis were significantly lower that can be expected during 2000 as the Registrant's subsidiaries record a full year of operations. The Registrant partially offset its operating overhead during 1999 utilizing approximately $800,000 from the sales of certain investments which is not considered revenue. For the year 2000, the Registrant anticipates it will continue to divest certain of its investments to cover its operating overhead as it continues to work toward completion of its merger with FTB.

EXPENSES: The Registrant's total expenses on a consolidated basis for 1999 were $8,350,797. The Registrant's expenses as a BDC for the year ended 1998 were $2,418,245 as compared to $1,813,926 for the same period in 1997. The expenses for 1999 consisted of the following: cost of product sales related to Triumph of $488,767; loan production and processing expense of $728,501 for nMortgage; selling, general and administrative expenses for all consolidated accounts; and an officer's bonus of $883,164 for the Registrant. Of the total expenses, nMortgage accounts for $4,485,588, Equitex $2,422,813, FTC $402,061, and Triumph $1,040,335.

Of the selling, general and administrative expenses, $3,716,059 is attributable to nMortgage and its operating subsidiary FBMS. In the typical warehouse lending scenario, FBMS closes and funds a particular loan utilizing available credit on one of its warehouse lending facilities. Within a period usually less than four weeks, FBMS then sells that loan to an Investor and receives revenue from the sale in the form of premiums paid by the Investor over and above the amount funded. In addition, FBMS may receive additional revenue on the "credit spread" if it is able to sell the loan at a lower interest rate than offered to the borrower. Conversely, if the loan is sold at an interest rate higher than offered to the borrower, a loss will occur. Additionally, events of default occasionally occur which can cause considerable expense to FBMS. FBMS is required to sign agreements with its Investors guaranteeing the mortgage loans it sells for a period from six months to typically one year. During the guarantee period, if a borrower fails to make a first payment, has one or more late payments in an agreed upon period, or if the paperwork associated with a particular loan is incorrect or incomplete, an Investor can make a demand upon FBMS to repurchase a loan. As a result of this loan repurchase, FBMS may be required to seek payment and/or foreclose on a loan, sell the loan to another Investor at a discount to value or at an inferior interest rate, or lose certain revenues associated with the original loan sale. During the latter part of 1999 following the Registrant's acquisition of FBMS, FBMS experienced a higher that normal number of loan repurchase events that negatively impacted expenses during the period.

In order to eliminate these expenses and considerably lower the risk associated with warehouse funding, beginning in the second quarter of 2000, nMortgage will table fund a majority of the loans it originates. Under the table funding method, nMortgage originates the loan and then offers it to an Investor for underwriting through funding. As the Investor is responsible for the underwriting through funding process, the risks associated with defaults events, interest rate spreads and underwriting difficulties is reduced or eliminated. nMortgage simply originates the loan and receives a fee from the Investor upon funding.

In addition to the decreased risk associated with table funding, operating overhead is considerably reduced with the elimination of as many as five layers of employees. This enables nMortgage to originate loans at or above historical levels utilizing a considerably smaller staff. In addition, by offering a majority of nMortgage's employees a commission or incentive program, their success is directly related to that of the company thereby reducing nMortgage's exposure in the event of an economic downturn. Lower operating overhead also has the obvious effect of lowering the amount of revenues necessary to achieve profitability.

The Registrant on a stand alone basis accounts for $1,539,649 of the selling, general and administrative expenses and an additional expense of $883,164 related to an officer's bonus. These amounts relate to operation of the holding company during 1999. These costs have remained relatively stable versus past years in which there were $2,418,245 and $1,813,926 total expenses for the years ended December 31, 1998 and 1997 while operating as a BDC. Included in these expenses are legal and accounting fees associated with the transition from a BDC to an operating company as well as typical expenses involved in operating a publicly traded company. In 1998, the Registrant changed the bonus program for its president to one primarily based on appreciate in the market price of the Registrant's common stock as described more fully in Part III. Item 11 Compensation. As a result, a majority of the bonus expense resulted from the increase in the market value of the Registrant's common stock in 1999.

Of Triumph's expense, $551,568 is attributable to selling, general and administrative expenses associated with operation of the company's five retail outlets during 1999 and $488,767 is from the cost of sales. FTC recorded $402,061 in selling, general and administrative expense during the year as it continued to develop its business plan.

OTHER INCOME (EXPENSES): Other income (expense) includes investment loss, net of $571,267 equity in loss of affiliates of $418,209, and interest expense totaling $795,550.

During 1999, the Registrant recorded investment income of $797,516 from the sales of investments. At December 31, 1999, the Registrant recorded a realized loss of $1,368,783 on trading securities resulting in the investment loss, net of $571,267. A majority of this loss totaling $1,201,355 related to the Registrant's investment in RDM Sports Group, Inc. had previously been recorded as an unrealized loss in the stockholder's equity section of the Registrant's financial statements. However, the Registrant has determined the decline in the value of the RDM common stock is other than temporary, and therefore recorded the charge as a realized loss and charge to the statement of operations. This adjustment of the Registrant's investment in RDM from unrealized to realized while contributing to the net loss for the year, only decreased stockholders' equity by $167,428.

Equity in net losses of affiliates corresponds to the Registrant's 35.7% ownership interest in VP Sports which is accounted for on an equity basis. These results for the period beginning September 1, 1999 and ending December 31, 1999 following VP Sports' acquisition of Victoria Precision are not indicative of future results or the year on the whole. Due to the seasonality of VP Sports' business, the period from September through December of each year is traditionally the slowest for product sales as VP Sports increases inventory and begins its production cycle for the coming year. As a result, the Registrant anticipates that increased sales during the peak periods in the first and second quarters of 2000 will favorably impact VP Sports' results of operations in future periods.

A majority of the interest expense is related to the warehouse loan facilities of nMortgage. These warehouse credit lines carry interest rates which at year end were between 9.5% and 10.5%. FBMS pays this rate of interest during the typical one to four week period any loan is carried on the line. During this period, FMBS is receiving interest from the borrower at rates that could be 1% to 3% less than those paid on the warehouse lines based on the market rates for mortgage loans at the time of funding. This results in significant interest expense to FBMS based on the unfavorable interest rate spread. With nMortgage's change from warehouse funding to table funding described above, the interest expense related to this unfavorable spread should be greatly reduced so as not to be a material factor in FMBS' future business operations.

NET LOSS: Net loss for the year ended December 31, 1999 was $7,716,559. As a BDC, the Registrant recorded net investment loss and net realized gain on investments after income taxes of $(925,245) and $(401,649) and net decrease in net assets resulting from operations of $1,981,299 and $3,923,367 for the years ended December 31, 1998 and 1997, respectively. As described more fully above, this loss includes $1,368,783 from the write-down of certain of the Registrant's investments which amount includes $1,201,355 in unrealized loss that had previously been written down on the Registrant's balance sheet. The Registrant does not feel this loss is indicative of future results given the changes in the Registrant's business operations during 1999. As the Registrant completes its restructuring to become a fully operating company, restructures and integrates the operations of its newly acquired subsidiaries, and completes its proposed merger with FTB, the Registrant believes future results will better reflect its plans and objectives to become a profitable financial services technology company.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS: Net loss applicable to common stockholders was $10,985,572 for the year ended December 31, 1999. This amount gives effect to the amortization of the discount on the preferred stock of the Registrant if the preferred stockholders had converted their shares to common stock at year end. This amount does not reflect an actual loss at year end over and above the net loss figure presented above.

YEAR 2000 ISSUE

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process date fields containing a two-digit year is commonly referred to as the "Year 2000 Issue" ("Y2K"). The Registrant reviewed its computer systems in order to evaluate necessary modifications for Y2K readiness and communicated with others with whom it does significant business to determine their Y2K readiness status and the extent to which the Registrant could have been affected by any third party Y2K readiness issues. The Registrant experienced no Y2K related problems or expenses. The Registrant estimates that total expenses incurred in preparation for Y2K were less than $1,000.

OTHER ISSUES

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities. Therefore, management believes that SFAS No. 133 will not have an impact on its financial position or results of operations.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements are listed under Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On August 20, 1999, Equitex, Inc. (the "Registrant") dismissed Davis & Co., CPA's, P.C. as its independent certified public accountant. There have been no adverse opinions, disclaimers of opinion or qualifications or modifications as to uncertainty, audit scope or accounting principles regarding the reports of Davis & Co., CPA's, P.C. on the Registrant's financial statements for each of the fiscal years ended December 31, 1998 and 1997, or any subsequent interim period. The Audit Committee of the Registrant's Board of Directors approved the change of accountants and the Board of Directors of the Registrant ratified that action. There were no disagreements with Davis & Co., CPA's, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures leading to their dismissal.


     There were no reportable events, in each case, during either of the Registrant's two most recent fiscal years or any subsequent interim period.

       Simultaneously with the dismissal of its former accountants, the Registrant approved and engaged Gelfond Hochstadt Pangburn, P.C. to act as it independent certified public accountant as successor to Davis & Co., CPA's, P.C. During the Registrant's two most recent fiscal years or subsequent interim periods the Registrant has not consulted Gelfond Hochstadt Pangburn, P.C. regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements, or any matter that was the subject of a disagreement or a reportable event.


                                    PART III
                                    --------

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(a)(b)(c)   Identification   of  directors,   executive   officers  and  certain
significant persons

                                                                Length of
Name                  Age      Offices held                     Service
----                  ---      ------------                     -------
Henry Fong            64       President, Treasurer,            Since Inception
                               Principal Executive
                               Financial and Accounting
                               Officer and Director

Thomas B. Olson       34       Secretary                        Since 1988

Russell L. Casement   56       Director                         Since 1989

Aaron A. Grunfeld     53       Director                         Since 1991

John Cahill           63       President - First                Since 1998
                               TeleServices Corp.

     The directors of the Registrant are elected to hold office until the next annual meeting of the stockholders and until their respective successors have been elected and qualified. Officers of the Registrant are elected by the Board of Directors and hold office until their successors are duly elected and qualified.

     No arrangement exists between any of the above officers and directors pursuant to which any one of those persons were elected to such office or position.

     The Registrant has appointed an audit committee currently consisting of Dr. Casement as chairman and Mr. Grunfeld and a compensation committee currently consisting of Mr. Grunfeld as chairman and Dr. Casement.

(d) Family relationships.

     Not applicable.

(e) Business experience.

HENRY  FONG
Mr. Fong has been the President, Treasurer and a director of the Company since inception. From 1987 to June 1997, Mr. Fong was chairman of the board and chief executive officer of RDM Sports Group, Inc. (f/k/a Roadmaster Industries, Inc.) a publicly held investee of the Company and was its president and treasurer from 1987 to 1996. Subsequent to Mr. Fong's departure from RDM, it filed on Chapter 11 bankruptcy petitions for RDM and all of its subsidiaries with the U.S. Bankruptcy Court for the Northern District of Georgia on August 29, 1997. From July 1996 to October 1997, Mr. Fong was a director of IntraNet Solutions, Inc., a publicly-held investee company which provides internet/intranet solutions to Fortune 1000 companies and was the chairman of the board and treasurer of its predecessor company, MacGregor Sports and Fitness, Inc. from February 1991 until the two companies merged in July 1996. From January 1993 to January 20, 1999, Mr. Fong was chairman of the board and Chief Executive Officer of California Pro Sports, Inc., a publicly traded manufacturer and distributor of in-line skates, hockey equipment and related accessories. From 1959 to 1982 Mr. Fong served in various accounting, finance and budgeting positions with the Department of the Air Force. During the period from 1972 to 1981 he was assigned to senior supervisory positions at the Department of the Air Force headquarters in the Pentagon. In 1978, he was selected to participate in the Federal Executive
Development Program and in 1981, he was appointed to the Senior Executive Service. In 1970 and 1971, he attended the Woodrow Wilson School, Princeton University and was a Princeton Fellow in Public Affairs. Mr. Fong received the Air Force Meritorious Civilian Service Award in 1982. Mr. Fong has passed the uniform certified public accountant exam. In March 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in FINANCIAL WORLD magazine's corporate American "Dream Team."

THOMAS B. OLSON
Mr. Olson has been Secretary of the Registrant since January 1988. From February 1990 to February 2000, Mr. Olson was a director, and from May 1994 to February 2000 secretary, of Immune Response, Inc. a publicly held investee of the Registrant which was recently merged with an unaffiliated third party company. Mr. Olson has attended Arizona State University and the University of Colorado at Denver.

RUSSELL L. CASEMENT
Dr. Casement has been a director of the Registrant since February 1989. Since 1969, Dr. Casement has been the president of his own private dental practice, Russell Casement, D.D.S., P.C., in Denver, Colorado. Dr. Casement earned a Doctor of Dental Science degree from Northwestern University in 1967. Dr. Casement is a member of the American Dental Association, the Colorado Dental Association and the Metro Denver Dental Association.

AARON A. GRUNFELD
Mr. Grunfeld has been a director of the Registrant since November 1991. Mr. Grunfeld has been engaged in the practice of law for the past 28 years and has been of counsel to the firm of Resch, Polster, Alpert, and Berger, LLP, Los Angeles, California since November 1995. From April 1990 to November 1995, Mr. Grunfeld was a member of the firm of Spensley Horn Jubas & Lubitz, Los Angeles, California. Mr. Grunfeld received an A.B. in Political Science from UCLA in 1968 and a J.D. from Columbia University in 1971. He is a member of the California Bar Association.

JOHN CAHILL
Mr. Cahill has been President of the Registrant's wholly owned subsidiary, FTC, since June 1, 1998. From 1992 to April 1998 Mr. Cahill was Senior Vice President of First Data Card Services Group. Mr. Cahill has over twenty years of experience in the bank card/credit card industry.

(f) Involvement in certain legal proceedings.

     Not applicable.

(g) Promoters and control persons.

     Not applicable.

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


ITEM 11. EXECUTIVE COMPENSATION.

(a) General.

    Henry Fong, the President of the Registrant and the only officer of the Registrant whose total compensation exceeded $100,000 for the fiscal year ended December 31, 1999, received an annual salary of $183,013. In January, 1998, the Compensation Committee of the Registrant's board of directors retained an independent consultant to review the President's compensation. As a result of that review, a new compensation arrangement was instituted based on recommendations made by the independent consultant. In addition to Mr. Fong's annual salary, beginning January 1, 1998, Mr. Fong receives an annual bonus equaling 1% of the Registrant's total assets combined with 5% of the increase in the market value of the Company's common stock, excluding shares owned by the President, calculated quarterly from January 1 to December 31 of any fiscal year. If there is a negative computation in any given quarter, no bonus is paid and that negative amount is carried forward to offset the subsequent quarter's bonus during the fiscal year. Negative amounts will not be accumulated nor carried into subsequent fiscal years. During the year ended December 31, 1999, this bonus totaled $883,164. This new compensation arrangement replaces the previous bonus of 3% of the Registrant's total assets at year-end, which totaled $151,153 for the year ended December 31, 1997.

    On April 1, 1992, the Registrant obtained a life insurance policy with retirement benefits for Mr. Fong, which pays his beneficiary $2,600,000 in the event of Mr. Fong's death or provides for retirement benefits for Mr. Fong upon his retirement at or after age 65 utilizing the cash value of the policy at that time. This benefit is being provided to Mr. Fong in consideration of his seventeen years of service to the Registrant and in anticipation of his serving the Registrant until retirement. The Registrant has no other retirement or pension plan for Mr. Fong. The annual premium on this policy is $105,414 per year for seven years until March 30, 1999, or such other period as may be necessary to fully fund the policy, and may be considered other future compensation to Mr. Fong. For the year ended December 31, 1999, $105,414 was paid toward the policy and an additional $59,586 was paid to Mr. Fong for deferred income taxes on the policy. Concurrently, the Registrant obtained a Key-man Life Insurance policy which pays the Registrant $3,000,000 in the event of Mr. Fong's death. The Registrant paid $23,937 on this policy in 1999 which is not considered compensation to Mr. Fong.

(b) Summary compensation table.

     The following table sets forth information regarding compensation paid to the officers of the Registrant during the years ended December 31, 1999, 1998 and 1997:

                           SUMMARY COMPENSATION TABLE

                                                         Long-Term
                                                       Compensation
                           Annual Compensation            Awards
                      ----------------------------        ------
      (a)     (b)     (c)         (d)          (e)          (g)          (i)
                                              Other                      All
Name &                                        Annual                    Other
Principal            Salary      Bonus     Compensation   Options   Compensation
Position     Year     ($)         ($)          ($)       & SARs(#)       ($)
--------     ----     ---         ---          ---       ---------       ---

Henry Fong   1999    183,013      883,164       -0-        469,700    165,000(1)
President,
Treasurer
Principal
Executive
Officer and
Accounting
Officer

Henry Fong   1998    183,013    1,208,042       -0-        469,655    165,000(1)

Henry Fong   1997    183,013      151,153       -0-          -0-      165,000(1)

----------

(1) Includes payments and tax liability on the life insurance policy as explained more fully in "Item 10 (a) General" above.

(c) Option/SAR grants table.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                      GRANT DATE
                          INDIVIDUAL GRANTS                              VALUE
(a)             (b)             (c)              (d)         (e)         (f)
             Number of
            Securities    Percent of total
            Underlying     options/ SARs       Exercise                  Grant
             Options/        granted to         of Base                  Date
               SARs         employees in         Price    Expiration     Present
Name        Granted (#)     Fiscal Year         ($/Sh)       Date       Value($)
----        -----------     -----------         ------       ----       --------
Henry Fong    469,700             47%           $6.75      1/4/2004    3,170,475

(d) Aggregated Option/SAR exercises and fiscal year-end Option/SAR value table.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

(a)                (b)             (c)             (d)                  (e)
                                                Number of
                                                Securities           Value of
                                                Underlying         Unexercised
                                                Unexercised        In-the-Money
                                                Options/SARs       Options/SARs
                 Shares                         at FY-End (#)      at FY-End (#)
              Acquired on         Value         Exercisable/       Exercisable/
Name          Exercise (#)     Realized ($)     Unexercisable      Unexercisable
----          ------------     ------------     -------------      -------------

Henry Fong       602,200         12,093,316       469,700/-0-       $587,125/-0-


(e) Long Term Incentive Plans -- awards in last fiscal year.

     Not applicable

(f) Defined benefit or actuarial plan disclosure.

     Not applicable.

(g) Compensation of directors.

     (1)Standard Arrangements

     Each independent member of the Registrant's Board of Directors, Messrs. Russell L. Casement and Aaron A. Grunfeld, receive $10,000 per year payable monthly and $500 for each Board of Director's meeting attended either in person or by telephone. For the year ended December 31, 1999, Messrs. Casement and Grunfeld each received a total of $13,000. Members of the Board of Directors also receive reimbursement for expenses incurred in attending board meetings.

     (2) Other Arrangements

     The Registrant adopted the 1993 Stock Option Plan for Non-Employee Directors (the "Directors' Plan") reserving an aggregate of 250,000 shares of Common Stock for issuance pursuant to the exercise of stock options (the "Options") which may be granted to non-employee directors of the Registrant. On July 5, 1995, an order was issued by the Securities and Exchange Commission authorizing the Directors' Plan and the options granted thereunder. The Directors' Plan was for a ten-year term commencing July 5, 1995 (the "Effective Date"). Each non-employee director automatically, as of the Effective Date, was granted an option to purchase 50,000 shares of common stock at $3.00 per share. This plan was terminated effective with the creation of the 1999 Stock Option Plan described below.

     On June 2, 1998, the Registrant's board of directors authorized the granting of 75,000 options to purchase common stock of the Registrant to each of the Registrant's two independent directors at $3.19 per share for a period of five years. The grant of these options was contingent upon the Company's successful withdrawal as a BDC. On January 4, 1999 the Registrant filed for withdrawal as a BDC [see Part I, Item 1 (a) Business for a description of the Registrant's withdrawal of its election as a BDC].

     On January 5, 1999, the Registrant's board of directors adopted a new stock option plan, the 1999 Stock Option Plan. On January 5, 1999, the Registrant's two independent directors each received options to purchase 158,700 shares of the Registrant's common stock at an exercise price of $6.75 per share expiring on January 5, 2004. These options were granted in lieu of the 75,000 options at $3.19 per share authorized on June 2, 1998, which were canceled. In addition, each director received 86,800 options to purchase 86,800 shares of the Registrant's common stock at an exercise price of $6.75 per share under the 1999 Plan.

(h) Employment contracts and termination of employment and change-in-control arrangements.

     On April 1, 1992, the Registrant obtained a life insurance policy on the Registrant's President, Henry Fong, which policy provides for a payment to Mr. Fong's beneficiary of $2,600,000 in the event of his death or a retirement benefit to Mr. Fong consisting of the cash value of the policy upon Mr. Fong's retirement from the Registrant at or after age 65 [See-Item 11. (a) "General." above]. The Registrant has no other compensation plan or arrangement with respect to any executive officer which plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment with the Registrant. The Registrant has no plan or arrangement with respect to any such persons, which will result from a change in control of the Registrant or a change in the individual's responsibilities following a change in control.

(i) Report on repricing of Options/SARs

     Not applicable.

(j) Additional information with respect to Compensation Committee Interlocks and Insider Participation in compensation decisions.

     The Registrant's Compensation Committee for the year ended December 31, 1999 consisted of Mr. Grunfeld as chairman and Dr. Casement both of whom continue to serve in that capacity. No member of the Compensation Committee was an officer or employee of the Registrant or any of its subsidiaries during the year. No executive officer of the Registrant served on the board of directors of any other entity with either member of the Compensation Committee.

(k) Board compensation committee report on executive compensation.

     In January, 1998, the Compensation Committee of the Registrant's board of directors retained an independent consultant to review the President's compensation. The compensation committee directed the consultant to review both the President's salary and bonus structure. The independent consultant analyzed the compensation structure of the Registrant and compared it to the compensation structures of companies similar to the Registrant. The consultant recommended no change in the President's salary. The consultant did recommend a change in the bonus component of the President's compensation from one based solely on the assets of the Registrant, to one based primarily on increases in the market value of the Registrant's common stock. The Compensation committee agreed and directed the consultant to provide a recommendation, based on their research, for a bonus plan tied to the Registrant's market performance.

     As a result of that further review, the consultant recommended an annual bonus plan equaling 1% of the Registrant's total assets combined with 5% of the increase in the market value of the Registrant's common stock not held by the Registrant's President. The bonus is calculated and paid quarterly from January 1 to December 31 of any fiscal year based on a formula provided by the consultant. The Compensation Committee feels this compensation arrangement, tied primarily to the market performance of the Registrant's common stock while including incentives for increases in assets, is the most equitable method for compensating the Registrant's President. This provides a quantitative measure on which to reward the President's performance, by directly emphasizing market performance, which correlates directly with the expectations and goals of the Registrant and its stockholders.

     During 1999, the Compensation Committee reviewed the compensation structure and determined no changes should be made. Although this plan was instituted during the period in which the Registrant was operating as an investment company, the Compensation Committee feels it is no less valid under the operating company structure. In reviewing any issues related to that change, the Committee determined the 1% bonus based on total assets would be paid based upon The Registrant's assets prior to consolidation with any subsidiary. No further refinements were warranted.

Compensation Committee
----------------------
Russell L. Casement
Aaron A. Grunfeld


(i) Performance graph.


                      12/30/94  12/31/95  12/31/96  12/31/97  12/31/98  12/31/99
                      --------  --------  --------  --------  --------  --------
Nasdaq US              100.00    141.33    173.89    231.07    300.25    542.43
Nasdaq Financial       100.00    145.68    187.03    286.11    277.73    274.63
Equitex                100.00    133.33     92.09     41.30    349.21    406.35


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) (b) Security Ownership of Certain Beneficial Owners and Security Ownership of Management.

     The following table contains information at March 31, 2000, as to the beneficial ownership of shares of the Registrant's common stock by each person who, to the knowledge of the Registrant at that date, was the beneficial owner of five percent or more of the outstanding shares of the class, each person who is a director or executive officer of the Registrant and all persons as a group who are executive officers and directors of the Registrant and as to the percentage of outstanding shares so held by them at March 31, 2000.

Name and address                  Amount and Nature of
of beneficial owner              Beneficial Ownership (1)       Percent of Class
-------------------              ------------------------       ----------------
Henry Fong                            1,154,544 (2)(3)                15.2%
7315 East Peakview Avenue
Englewood, Colorado 80111

Russell L. Casement                     402,900 (4)                    5.5%
1355 S. Colorado Blvd.
Suite 320
Denver, Colorado 80222

Aaron A. Grunfeld                       328,200 (5)                    4.4%
10390 Santa Monica Blvd
Fourth Floor
Los Angeles, California 90025

All officers and directors            1,946,944 (2)(3)(6)(7)          23.8%
as a group (four persons)

(1) The beneficial owners exercise sole voting and investment power.

(2) Includes 469,700 shares underlying options granted under the Registrant's 1999 Stock Option Plan.

(3) Includes 459,554 shares owned by a corporation in which Mr. Fong is an officer and director.

(4) Includes 36,400 shares underlying options granted under the Registrant's 1993 Stock Option Plan for Non- Employee Directors and 245,500 shares underlying options granted under the Registrant's 1999 Stock Option Plan.

(5) Includes 50,000 shares underlying options granted under the Registrant's 1993 Stock Option Plan for Non- Employee Directors and 245,500 shares underlying options granted under the Registrant's 1999 Stock Option Plan.

(7) Includes 86,400 shares underlying options granted under the Company's 1993 Stock Option Plan for Non- Employee Directors and 1,000,000 shares underlying options granted under the Company's 1999 Stock Option Plan.

     The Registrant's does not know of any arrangements, including the Registrant's proposed acquisition of First TeleBanc Corp. as described under
Part I, Item 1. Business, the operation of which may, at a subsequent date, result in a change in control of the company.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a) Transactions with Management and Others.

     The Registrant currently leases approximately 1,800 square feet of office space in Greenwood Executive Park, 6400 South Quebec, Englewood, Colorado from a partnership in which its President is the sole partner, on terms comparable to the existing market for similar facilities.

     During 1998, a company in which the Registrant's President is an officer and director loaned the Registrant a total of $165,000 which is due on demand and bears interest at 8% per annum. Of that amount, $22,672 was repaid during 1998 and the balance of $142,328 was repaid in November 1999.

     In addition, a related entity loaned the Registrant $100,000 in August 1997. This loan carried an interest rate of 12% per annum, was due on demand and was collateralized by 25,000 shares of the Registrant's investment in an investee company's common stock. The Registrant paid $30,000 in principal due on this note during 1998 and paid the balance of $70,000 in April 1999.

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

(b) Certain business relationships.

     Not applicable.

(c) Indebtedness of management.

     During 1998, Aaron Grunfeld, a director of the Registrant, purchased 39,200 shares of common stock of the Registrant pursuant to a private placement at $1.16 per share. In payment of the shares, Mr. Grunfeld executed a note payable to the Registrant in the amount of $45,472, which was due on December 15, 1998 and carried interest at 8% per annum. The due date on this note was subsequently extended to February 15, 1999. All principal and interest due was paid on this note prior to the extended expiration date.

     In August 1999, the Registrant loaned a director, Aaron Grunfeld, $180,000. The note bears interest at 9.75% annually, is collateralized by 39,200 shares of the Registrant's common stock, and was originally due on November 18, 1999. The note has been extended to June 30, 2000. On January 10, 2000 Mr. Grunfeld paid all accrued interest through December 31, 1999. On April 4, 2000, Mr. Grunfeld paid $80,000 in principal and all accrued interest through March 31, 1999 leaving an unpaid principal balance of $100,000 as of that date.

(d) Transactions with promoters.

     Not applicable

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report immediately following the signature page.

                                                                            Page
                                                                            ----
1. Financial Statements and Supplementary Data

Independent auditors' report - Gelfond Hochstadt Pangburn, P.C.              F-1
-------------------------------------------------------------------- -----------
Report of Independent Certified Public Accountants -
Davis & Co. CPA's. P.C.                                                      F-2
-------------------------------------------------------------------- -----------
Consolidated balance sheet - December 31, 1999                               F-3
-------------------------------------------------------------------- -----------
Statement of assets and liabilities - December 31, 1998                      F-4
-------------------------------------------------------------------- -----------
Schedule of investments - December 31, 1998                                  F-5
-------------------------------------------------------------------- -----------
Consolidated statement of operations - year ended December 31, 1999          F-8
-------------------------------------------------------------------- -----------
Statements of operations - years ended December 31, 1998 and 1997            F-9
-------------------------------------------------------------------- -----------
Statements of stockholders' equity - years ended December 31, 1999,
1998 and 1997                                                               F-10
-------------------------------------------------------------------- -----------
Consolidated statement of cash flows - year ended December 31, 1999         F-14
-------------------------------------------------------------------- -----------
Statements of cash flows - years ended  December 31, 1998 and 1997          F-16
-------------------------------------------------------------------- -----------
Notes to consolidated financial statements                                  F-18
-------------------------------------------------------------------- -----------

2. Financial Statements Schedules.

Schedule II - Valuation and Qualifying Accounts and Reserves                 S-1
-------------------------------------------------------------------- -----------


3. Exhibits.

3.1     Articles of Incorporation (1)
------- ------------------------------------------------------------------------
3.2     Bylaws (1)
------- ------------------------------------------------------------------------
10.1    1993 Stock Option Plan (2)
------- ------------------------------------------------------------------------
10.2    1993 Stock Option Plan for Non-Employee Directors (2)
------- ------------------------------------------------------------------------
10.3    Custody Agreement between Colorado National Bank and the Registrant (2)
------- ------------------------------------------------------------------------
10.4    1999 Stock Option Plan. (3).
------- ------------------------------------------------------------------------
21      List of Subsidiaries. Filed Herewith.
------- ------------------------------------------------------------------------
27.1    Financial Data Schedule. Filed Herewith
------- ------------------------------------------------------------------------

(1) Incorporated by reference from the like numbered exhibits filed with the Registrant's Registration Statement on Form S-18, No. 2-82104-D effective April 11, 1983.

(2) Incorporated by reference form the like numbered exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

(3) Incorporated by reference form the like numbered exhibits filed with the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998.

(b) Reports on Form 8-K.

     On October 12, 1999, the Registrant filed a report on Form 8-K/A relating to Items 2 and 7 amending the 8-K filed on August 12, 1999, to include financial statements of the business acquired (Victoria Precision Inc.) and pro forma financial information.

     On November 4, 1999, the Registrant filed a report on Form 8-K/A relating to Items 2 and 7 amending the 8-K filed on September 8, 1999, to include financial statements of the business acquired (First Bankers Mortgage Services, Inc. and subsidiary) and pro forma financial information.

 (c) Exhibits required by Item 601 of Regulation S-K

     See Item 14(a)(3) above.

(d) Financial statement schedules required by Regulation S-X

     Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 13, 2000                   EQUITEX, INC.
                                       (Registrant)

                                       By /S/ HENRY FONG
                                       -----------------------------------
                                       Henry Fong, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 13, 2000                   /S/ HENRY FONG
                                       -----------------------------------
                                       Henry Fong, President,
                                       Treasurer and Director
                                       (Principal Executive, Financial,
                                       and Accounting Officer)

Date: April 13, 2000                   /S/ RUSSELL L. CASEMENT
                                       -----------------------------------
                                       Russell L. Casement, Director

Date: April 13, 2000                   /S/ AARON A. GRUNFELD
                                       -----------------------------------
                                       Aaron A. Grunfeld, Director

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Independent auditors' report - Gelfond Hochstadt Pangburn, P.C.              F-1
Report of Independent Certified Public Accountants -
   Davis & Co., CPA's, P.C.                                                  F-2

Financial statements:

     Consolidated balance sheet - December 31, 1999                          F-3

     Statement of assets and liabilities - December 31, 1998                 F-4

     Schedule of investments - December 31, 1998                       F-5 - F-7

     Consolidated statement of operations - year ended
        December 31, 1999                                                    F-8

     Statements of operations - years ended December 31, 1998
        and 1997                                                             F-9

     Statements of stockholders' equity - years ended
        December 31, 1999,  1998, and 1997                           F-10 - F-13

     Consolidated statement of cash flows - year ended
        December 31, 1999                                            F-14 - F-15

Statements of cash flows - years ended December 31, 1998 and 1997    F-16 - F-17

Notes to consolidated financial statements                          F-18 - F- 46

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board of Directors
Equitex, Inc.

We have audited the accompanying consolidated balance sheet of Equitex, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Equitex, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 1999, the Company changed its method of accounting for its majority-owned subsidiaries, its equity investments, and its investments in debt and equity securities.

Our audit referred to above included an audit of the 1999 financial statement schedule listed under Item 14.2. In our opinion, this 1999 financial statement schedule presents fairly, in all material respects, the 1999 information stated therein, when considered in relation to the 1999 information required to be stated therein.

GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
April 10,  2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Equitex, Inc.

We have audited the accompanying statement of assets and liabilities and schedule of investments of Equitex, Inc. as of December 31, 1998, and the related statements of changes in stockholders' equity, operations and cash flows for each of the years in the two-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1998 and 1997 financial statements referred to above present fairly, in all material respects, the financial position of Equitex, Inc. as of December 31, 1998, and the results of its operations and its cash flows each of the years in the two-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

As explained more fully in Note 2, the financial statements at December 31, 1998 include securities and receivables, valued at $2,799,145 (68.2% of net assets) whose values have been estimated by the Board of Directors in the absence of readily attainable market values. We have reviewed the procedures used by the Board of Directors in arriving at its estimate of value of such securities and receivables and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation of restricted securities and receivables, those estimated values may differ significantly from the values that would have been used had a ready market for the restricted securities and receivables existed, and had the precise recoverability of the receivables been determinable; and the differences could be material.

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

                                       Davis & Co., CPAs, P.C.
                                       Certified Public Accountants
Englewood, Colorado
March 27, 1999

                         EQUITEX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1999

                                     ASSETS

Cash and cash equivalents ......................................   $    783,606
Mortgage loans held for sale, net ..............................     14,787,080
Receivables, net:
     Related parties ...........................................        958,810
     Other .....................................................        504,571
Inventories ....................................................        167,346
Investments
     Equity investments ........................................      1,707,898
     Other investments .........................................      1,767,537
Furniture, fixtures and equipment, net .........................      1,058,032
Intangible and other assets, net ...............................     20,010,057
                                                                   ------------

                                                                   $ 41,744,937
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Warehouse loans ...........................................   $ 18,582,351
     Accounts payable ..........................................      1,584,926
     Accrued liabilities:
       Related parties .........................................        454,235
       Others ..................................................      2,773,989
     Notes and advances payable:
       Related parties .........................................        832,000
       Others ..................................................      1,941,954
                                                                   ------------
Total liabilities ..............................................     26,169,455
                                                                   ------------

Minority interest ..............................................      6,473,070
                                                                   ------------

Commitments and contingencies

Stockholders' equity:
     Convertible preferred stock; par value $1,000;
       4,500 shares authorized:
         Series D, 6%, 1,200 shares issued and outstanding;
           liquidation preference $1,585,000 ...................      1,200,000
         Series E, 250 shares issued and outstanding ...........        250,000
     Common stock, par value $.02; 7,500,000
       shares authorized; 7,140,293 shares issued;
        7,106,943 shares outstanding ...........................        142,806
     Additional paid-in capital ................................     18,820,223
     Accumulated deficit .......................................    (11,196,580)
     Less treasury stock at cost (33,350 shares) ...............       (114,037)
                                                                   ------------
Total stockholders' equity .....................................      9,102,412
                                                                   ------------

                                                                   $ 41,744,937
                                                                   ============
                 See notes to consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

                       STATEMENT OF ASSETS AND LIABILITIES

                                DECEMBER 31, 1998

                                     ASSETS

Investments, at fair value:
     Securities (cost of $4,917,848) ...........................   $  4,226,541
     Notes receivable, net of allowance for
       uncollectible accounts of $100 ..........................      1,225,232
     Accrued interest receivable, net of
       allowance for uncollectible interest of $1,830 ..........         32,134
     Trade receivables, net of allowance for
       uncollectible accounts of $57,705 .......................        108,286
                                                                   ------------
                                                                      5,592,193

Cash ...........................................................         32,490
Accounts receivable - brokers ..................................         22,798
Contract deposit receivable, net of allowance for
  uncollectibility of $150,000 .................................        150,000
Income taxes refundable ........................................          2,150
Furniture and equipment, net ...................................         26,220
Other assets ...................................................         33,224
                                                                   ------------

                                                                   $  5,859,075
                                                                   ============

                           LIABILITIES AND NET ASSETS
Liabilities:
     Notes payable - officer ...................................   $    142,328
     Notes payable - others ....................................        220,000
     Accounts payable and other accrued liabilities ............         76,290
     Accounts payable to brokers ...............................        656,060
     Accrued bonus to officer ..................................        676,168
                                                                   ------------
                                                                      1,770,846
                                                                   ------------
Net assets:
     Preferred stock, par value $.01; 2,000,000 shares
       authorized; no shares issued
     Common stock, par value $.02; 7,500,000 shares authorized;
       5,417,665 shares issued; 5,384,315 shares outstanding ...        108,353
     Additional paid-in capital ................................      7,368,624
     Retained earnings

       Accumulated deficit prior to becoming a BDC .............       (118,874)
       Accumulated net investment loss .........................    (15,698,055)
       Accumulated net realized gains from sales and permanent
        write-downs of investments .............................     13,233,525
     Unrealized net gains (losses) on investments ..............       (691,307)
     Less treasury stock (33,350 shares) .......................       (114,037)
                                                                   ------------
                                                                      4,088,229
                                                                   ------------
                                                                   $  5,859,075
                                                                   ============
                 See notes to consolidated financial statements.

                                  EQUITEX, INC.

                             SCHEDULE OF INVESTMENTS

                                DECEMBER 31, 1998

                                                     Number            Cost
                                                       of             and/or         Fair
         Company                                  shares owned        equity         value
------------------------------                    ------------        ------         -----
CONTROLLED COMPANIES
COMMON STOCKS - PRIVATE
 MARKET METHOD OF VALUATION (a)(d):
   VP Sports, Inc.
    Entity formed to seek acquisitions in the
      manufacturing segment of the sporting
      goods and leisure-time industry               2,000,000       $  250,000    $ 1,000,000

COMMON STOCKS - BOARD APPRAISAL
 METHOD OF VALUATION (a):
   First TeleServices Corporation
    Fee-based financial services                        1,000          565,639        565,639

COMMON STOCKS - COST METHOD OF
 VALUATION:
   Triumph Sports Group
    Entity formed to seek acquisitions in the
     non-manufacturing  licensed and supplemental
     segments of the sporting goods and leisure-
     time industry                                  1,500,000          375,000        375,000
   First TeleBanc Corporation
    Bank holding company                               40,000          400,000        350,000

AFFILIATED COMPANIES
COMMON STOCKS - PUBLIC MARKET
 METHOD OF VALUATION (c)(d):
   RDM Sports Group
    Manufacturer of fitness equipment and
     juvenile products                              4,979,437        1,088,815          8,963

OTHER-PUBLIC MARKET METHOD OF
 VALUATION:
   RDM Sports Group                                 8% Convertible
    Manufacturer of fitness equipment and           Subordinated
     juvenile products                              Debentures          50,681              -
                                                                    ----------    -----------

  Sub-total, controlled and affiliated companies                     2,730,135      2,299,602
                                                                    ----------    -----------

                                  (Continued)

                                  EQUITEX, INC.

                                DECEMBER 31, 1998

                                                     Number            Cost
                                                       of             and/or         Fair
         Company                                  shares owned        equity         value
------------------------------                    ------------        ------         -----
UNAFFILIATED COMPANIES
COMMON STOCKS - PUBLIC MARKET
 METHOD OF VALUATION:
   Intranet Solutions, Inc. (formerly MacGregor
    Sports & Fitness, Inc.)
     Document management services, web-
      based internet software, electronic docu-
      ment management and demand  printing            188,585        1,053,200        919,351
   Zamba (formerly Racotek)
     Medical technology                               275,000          961,013        532,813
   NevStar Gaming Corporation
     Gaming development                                 7,000           38,500          6,562

COMMON STOCKS - PRIVATE MARKET
 METHOD OF VALUATION (a)(d):
   All Systems Go
    Software development                               20,000(b)        25,000         25,000
   Ocean Power Technology
    Alternative energy                                 35,714(b)        40,000         98,213
     research and development                         100,000                -        275,000
   Gain, Inc.
    Male vascular devices                              20,000(b)        50,000         50,000
   Juice Island
    Health food stores                                 10,000(b)        20,000         20,000

WARRANTS (e)(d):
   Juice Island
    Health food stores                                  2,500                -              -
                                                                    ----------    -----------

 Sub-total, unaffiliated companies                                   2,187,713      1,926,939
                                                                    ----------    -----------

Total, all companies                                                $4,917,848    $ 4,226,541
                                                                    ==========    ===========

                                   (Continued)

                                  EQUITEX, INC.

                                DECEMBER 31, 1998

Restriction as to resale:

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

(d) Since certain of these securities have certain restrictions as to resale, the Board of Directors determines fair value in good faith using public market information, but also taking into consideration the impact of such factors as a available financial information of the investee, the nature and duration of restrictions on the disposition of securities, and other factors which influence the market in which a security is purchased and sold.

(e) Valued at higher of cost or fair market value of underlying stock less exercise price, subject to valuation adjustments as determined in good faith by the Board of Directors, taking into consideration the impact of such factors as available financial information of the investee, the nature and duration of any restrictions on resale, and other factors which influence the market in which a security is purchased and sold.


                 See notes to consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                          YEAR ENDED DECEMBER 31, 1999



Revenues:
     Product sales .............................................   $    738,456
     Loan production and processing revenues ...................        302,811
     Secondary marketing revenues, net .........................        395,034
     Interest and dividend income ..............................        878,998
     Other .....................................................        103,965
                                                                   ------------
                                                                      2,419,264
                                                                   ------------
Expenses:
     Cost of product sales .....................................        488,767
     Loan production and processing ............................        728,501
     Selling,  general and administrative:
       Officer's bonus .........................................        883,164
       Other ...................................................      6,250,365
                                                                   ------------
                                                                      8,350,797
                                                                   ------------
                                                                     (5,931,533)
                                                                   ------------
Other income (expenses):
     Investment loss, net ......................................       (571,267)
     Equity in losses of affiliates ............................       (418,209)
     Interest expense:
       Related parties .........................................        (10,357)
       Other ...................................................       (785,193)
                                                                   ------------
                                                                     (1,785,026)
                                                                   ------------
Net loss .......................................................     (7,716,559)
                                                                   ------------
Amortization of discount on preferred stock ....................     (3,217,713)
Deemed preferred stock dividends ...............................        (51,300)
                                                                   ------------
Net loss applicable to common shareholders .....................   $(10,985,572)
                                                                   ============

Basic and diluted net loss per common share ....................   $      (1.64)
                                                                   ============

Weighted average number of common shares outstanding ...........      6,718,170
                                                                   ============
                 See notes to consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                             1998            1997
                                                          -----------    -----------
Revenues:
     Interest and dividends ...........................   $    70,445    $    34,784
     Consulting and transaction fees ..................       375,000        250,000
     Administrative fees ..............................         2,371         26,495
     Miscellaneous ....................................            24         67,112
                                                          -----------    -----------
                                                              447,840        378,391
                                                          -----------    -----------
Expenses:
     Salaries and consulting fees .....................       300,613        300,164
     Officers' bonus ..................................     1,208,042        151,153
     Office rent ......................................        31,188         38,575
     Advertising and promotion ........................        48,612          2,951
     Legal and accounting .............................       276,359         69,502
     Loss on indemnity agreement ......................       509,054
     Other general and administrative .................       266,129        190,261
     Interest .........................................       101,002         87,005
     Bad debt expense .................................       (34,435)       240,991
     Depreciation and amortization ....................        12,833         11,388
     Employee benefits ................................       207,902        212,882
                                                          -----------    -----------
                                                            2,418,245      1,813,926
                                                          -----------    -----------
Net investment (loss) .................................    (1,970,405)    (1,435,535)
                                                          -----------    -----------
Net realized gain on investments and
 net unrealized gain on investments:
     Proceeds from sales of investments ...............     1,712,802      1,508,629
     Less: cost of investments sold ...................      (604,462)      (504,678)
                                                          -----------    -----------
       Realized gain from sales of investments ........     1,108,340      1,003,951
     Permanent write down of investments ..............          --             --
                                                          -----------    -----------
       Realized gain on investments before income taxes     1,108,340      1,003,951
                                                          -----------    -----------
     Net investment (loss) and realized gain on
       investments before income taxes ................      (862,065)      (431,584)
     Less: income taxes (provision) benefit
       Current ........................................          --          (56,307)
       Deferred .......................................       (63,180)        86,242
                                                          -----------    -----------
                                                              (63,180)        29,935
     Income tax benefit of NOL carryforward ...........          --             --
                                                          -----------    -----------
     Net investment (loss) and realized gain
       on investments after income taxes ..............      (925,245)      (401,649)
(Decrease) in unrealized appreciation of investments ..    (1,056,054)    (5,773,305)
Less: income tax benefit applicable to (decrease)
  in unrealized appreciation of investments ...........       431,361      2,251,587
Add: allowance for income tax benefit .................      (431,361)          --
                                                          -----------    -----------
                                                           (1,056,054)    (3,521,718)
                                                          -----------    -----------

Net (decrease) in net assets resulting from operations    $(1,981,299)   $(3,923,367)
                                                          ===========    ===========
(Decrease) in net assets per share - primary ..........   $      (.45)   $     (1.25)
                                                          ===========    ===========

Weighted average number of common shares ..............     4,416,988      3,192,600
                                                          ===========    ===========

                 See notes to consolidated financial statements.

                         EQUITEX, INC., AND SUBSIDIARIES

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                              Convertible preferred           Common stock
                                      stock
                             ------------------------  -------------------------                   Additional
                                                                                    Treasury        paid in
                                Shares       Amount       Shares        Amount        stock         capital          Deficit
                             -----------   ----------  -----------   -----------   -----------   --------------   --------------
Balance at December 31,
1996                                                     3,224,465   $    64,489   $  (114,037)  $    4,447,175   $     (118,874)

Common stock sold to
officer/director at $.75
per share                                                  270,000         5,400                        197,100

Net investment (loss)

Net realized gain on
investments

Unrealized gain (loss) on
investmentments
                             -----------   ----------  -----------   -----------   -----------   --------------   --------------
Balance at December 31,
1997                                                     3,494,465        69,889      (114,037)       4,644,275         (118,874)

Common stock sold to
officer at $1.16 per share                                  10,000           200                         11,400

Common stock sold to o/s
directors at $1.16 per
share                                                      139,200         2,784                        158,688

Common stock sold to
officers pursuant to
option conversions at:
   $3.00 per share                                          74,000         1,480                        220,520
   $3.19 per share                                          29,000           580                         91,930

Common stock sold to
others at :
   $ .75 per share                                         330,000         6,600                        240,900
   $1.16 per share                                         350,000         7,000                        399,000
   $3.25 per share                                         366,000         7,320                      1,182,180

Stock issued in exchange
for First TeleServices
Corporation                                                625,000        12,500                        553,139

Commissions/fees paid
on 1998 private placement

sales                                                                                                  (133,408)

Net investment (loss)

Net realized gain (loss)
on investments

Unrealized gain (loss) on
investments
                             -----------   ----------  -----------   -----------   -----------   --------------   --------------

                                   (Continued)

                         EQUITEX, INC., AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                       Accumulated
                                                   Accumulated       appreciation on
                                                    realized        investments (1998,
                                                    net gains          1997) other          Total
                              Accumulated net      from sales         comprehensive      stockholders'
                              investment loss     of investment       income (1999)         equity
                              ---------------    ----------------    ---------------    ---------------
Balance at December 31,
1996                             $(12,025,669)        $11,121,234         $3,886,465         $7,260,783

Common stock sold to
officer/director at $.75
per share                                                                                       202,500

Net investment (loss)              (1,405,600)                                               (1,405,600)

Net realized gain on
investments                                             1,003,951                             1,003,951

Unrealized gain (loss)
investments                                                               (3,521,718)        (3,521,718)
                              ---------------    ----------------    ---------------    ---------------
Balance at December 31,
1997                              (13,431,269)         12,125,185            364,747          3,539,916

Common stock sold to
officer at $1.16 per share                                                                       11,600

Common stock sold to o/s
directors at $1.16 per
share                                                                                           161,472

Common stock sold to
officers pursuant to
option conversions at:
   $3.00 per share                                                                              222,000
   $3.19 per share                                                                               92,510

Common stock sold to
others at :
   $ .75 per share                                                                              247,500
   $1.16 per share                                                                              406,000
   $3.25 per share                                                                            1,189,500

Stock issued in exchange
for First TeleServices
Corporation                                                                                     565,639

Commissions/fees paid
on 1998 private placement
sales                                                                                          (133,408)

Net investment (loss)              (2,266,786)                                               (2,266,786)

Net realized gain (loss)
on investments                                          1,108,340                             1,108,340

Unrealized gain (loss) on
investments                                                               (1,056,054)        (1,056,054)
                              ---------------    ----------------    ---------------    ---------------

                                   (Continued)

                         EQUITEX, INC., AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                              Convertible preferred           Common stock
                                      stock
                             ------------------------  -------------------------                   Additional
                                                                                    Treasury        paid in
                                Shares       Amount       Shares        Amount        stock         capital          Deficit
                             -----------   ----------  -----------   -----------   -----------   --------------   --------------
Balances, December                                       5,417,665       108,353      (114,037)       7,368,624         (118,874)
31, 1998

Cumulative effect of
accounting change                                                                                                     (3,361,147)

Reclassification adjustment
on unrealized loss on
investments

Issuance of Series A
preferred stock (net
of offering costs)                   900            9                                                   769,991

Issuance of Series B
preferred stock (net
of offering costs)                   600            6                                                   521,994

Issuance of Series C
preferred stock (net
of offering costs)                   600            6                                                   509,994

Private placement of common
stock (net
of offering costs)                                         350,312         7,006                        936,984

Conversion of Series
A, B and C preferred stock
to common stock                   (2,100)         (21)     320,528         6,411                         (6,390)

Conversion of note payable
and accrued interest to
common stock                                                48,688           974                        157,262

Exercises of stock options
issued to employees                                        665,600        13,312                      2,081,234

Exercises of warrants                                      337,500         6,750                      2,606,925

Issuance of warrants
for services                                                                                            150,000

Issuance of Series D
preferred stock                    1,200    1,200,000                                                  (180,000)

Issuance of Series E
preferred stock                      250      250,000                                                 2,281,000

Subsidiary stock
transactions                                                                                          1,622,605

Net loss                                                                                                              (7,716,559)
                             -----------   ----------  -----------   -----------   -----------   --------------   --------------
Balances, at December 31,
1999                               1,450   $1,450,000    7,140,293   $   142,806   $  (114,037)  $   18,820,223   $  (11,196,580)
                             ===========   ==========  ===========   ===========   ===========   ==============   ==============

                                   (Continued)

                         EQUITEX, INC., AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                       Accumulated
                                                   Accumulated       appreciation on
                                                    realized        investments (1998,
                                                    net gains          1997) other          Total
                              Accumulated net      from sales         comprehensive      stockholders'
                              investment loss     of investment       income (1999)         equity
                              ---------------    ----------------    ---------------    ---------------
Balances, December
31, 1998                          (15,698,055)         13,233,525           (691,307)         4,088,229

Cumulative effect of
accounting change                  15,698,055         (13,233,525)                             (896,617)

Reclassification adjustment
on unrealized loss on
investments                                                                  691,307            691,307

Issuance of Series A
preferred stock (net
of offering costs)                                                                              770,000

Issuance of Series B
preferred stock (net
of offering costs)                                                                              522,000

Issuance of Series C
preferred stock (net
of offering costs)                                                                              510,000

Private placement of
common stock (net of
offering costs)                                                                                 943,990

Conversion of Series
A, B and C preferred stock
to common

Conversion of note payable
and accrued interest into
common stock                                                                                    158,236

Exercises of stock options
issued to employees                                                                           2,094,546

Exercises of warrants                                                                         2,613,675

Issuance of warrants
for services                                                                                    150,000

Issuance of Series D
preferred stock                                                                               1,020,000

Issuance of Series E
preferred stock                                                                               2,531,000

Subsidiary stock
transactions                                                                                  1,622,605

Net loss                                                                                     (7,716,559)
                              ---------------    ----------------    ---------------    ---------------
Balances, at December 31,
1999                                                                                         $9,102,412
                              ===============     ===============    ===============    ===============

                 See notes to consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                          YEAR ENDED DECEMBER 31, 1999


Cash flows used in operating activities:
Net loss .......................................................   $ (7,716,559)
                                                                   ------------
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization .............................        838,359
     Warrants issued for services ..............................        150,000
     Provision for bad debts on notes receivable ...............         19,248
     Investment loss, net ......................................        571,267
     Equity in losses of affiliates ............................        418,209
Changes in assets and liabilities, net of business acquisitions:
   Investments in trading securities............................        852,128
   Receivables .................................................         40,500
   Mortgage loans held for sale ................................      3,545,354
   Inventories .................................................       (109,797)
   Other assets ................................................      1,093,098
   Accounts payable and accrued liabilities ....................     (3,961,145)
                                                                   ------------
   Total adjustments ...........................................      3,457,221
                                                                   ------------

Net cash used in operating activities ..........................     (4,259,338)
                                                                   ------------
Cash flows from investing activities:
   Purchase of other investments ...............................       (410,000)
   Cash used in business acquisition ...........................     (2,327,500)
   Purchase of furniture fixtures and equipment.................       (278,025)
   Repayment of loans and notes receivable .....................      1,017,630
   Issuance of loans and notes receivable ......................     (2,903,242)
                                                                   ------------
Net cash used in investing activities ..........................     (4,901,137)
                                                                   ------------
Cash flows from financing activities:
   Common stock issued for cash ................................      5,652,211
   Preferred stock issued for cash .............................      2,822,000
   Issuance of notes payable ...................................        758,897
   Repayment of warehouse lines and other notes payable ........     (2,826,517)
   Proceeds from subsidiary stock transactions .................      3,505,000
                                                                   ------------
Net cash provided by financing activities ......................      9,911,591
                                                                   ------------

                                  (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                          YEAR ENDED DECEMBER 31, 1999


Increase in cash and cash equivalents ..........................        751,116

Cash and cash equivalents, beginning of year ...................         32,490
                                                                   ------------

Cash and cash equivalents, end of year .........................   $    783,606
                                                                   ============


Supplemental disclosure of cash flow information:

   Cash paid for interest: .....................................   $  2,939,873
                                                                   ============

Supplemental disclosure of non-cash investing and financing activities:

   Common stock issued in satisfaction of
     note payable and accrued interest .........................   $    158,236
                                                                   ============
   Conversion of preferred stock to common
     stock .....................................................   $  1,802,000
                                                                   ============
   Amortization of discount on preferred
     stock .....................................................   $  3,217,713
                                                                   ============

   Subsidiary stock transactions ...............................   $  1,622,605
                                                                   ============
   Purchase of FBMS, net of cash acquired:
     Fair value of assets acquired .............................   $ 12,392,600
     Intangible assets .........................................     18,900,000
     Liabilities assumed .......................................    (29,541,600)
     Fair value of Series E preferres stock ....................     (2,531,000)
                                                                   ------------
     Cash acquired .............................................   $   (780,000)
                                                                   ============
   Purchase of Victoria Precision, Inc.:
     Fair value of assets acquired .............................   $  5,769,500
     Intangible assets .........................................      3,166,000
     Liabilities assumed .......................................     (4,969,000)
     Fair value of assets exchanged ............................       (859,000)
                                                                   ------------
     Cash paid .................................................   $  3,107,500
                                                                   ============

                 See notes to consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                            1998            1997
                                                         -----------    -----------
Cash flows used in operating activities:
Net loss .............................................   $(1,981,299)   $(3,923,367)

Adjustments to reconcile net loss to net cash
 provided by operating activities:
     Depreciation and amortization ...................        12,833         11,388
     Provision for bad debts on notes receivable .....       (40,193)        40,193
     Realized gain on sale of investments ............    (1,108,340)    (1,003,951)
     Unrealized loss on investments ..................     1,056,054      5,773,305
     Donation of stock of investee company ...........                        4,136
Proceeds form sales of investments ...................     1,712,802      1,508,629
Purchases of investments .............................    (1,388,626)      (309,551)
Issuance of notes receivable .........................      (943,365)      (458,402)
Collections of notes receivable ......................       177,083         20,250
Changes in assets and liabilities:
   (Increase) in interest receivable .................       (26,433)        (3,799)
   (Increase) decrease in accounts receivable - broker        50,943        (68,975)
   (Increase) decrease in other assets ...............       (23,119)        (3,671)
   (Increase) decrease in trade receivables ..........         2,668        (71,331)
   (Increase) in contract deposit receivable .........                     (150,000)
   Decrease in income taxes refundable ...............                      164,459
   Increase (decrease) in accounts payable and other
     accrued expenses ................................       (45,059)        65,908
   (Decrease) increase in accounts payable to brokers          5,758        (88,721)
   (Decrease) increase in deferred income taxes ......        63,180     (2,337,830)
   Increase in bonus due to officer ..................       376,909        151,153
                                                         -----------    -----------
Net cash (used) by operating activities ..............    (2,098,204)      (672,835)
                                                         -----------    -----------
Cash flows from investing activities:
   Purchase of fixed assets ..........................       (10,396)        (1,872)
                                                         -----------    -----------
Net cash (used) by investing activities ..............       (10,396)        (1,872)
                                                         -----------    -----------
Cash flows from financing activities:
   Common stock issued for cash ......................     2,197,174        202,500
   Issuance of notes payable - officer ...............       165,000        531,000
   Issuance of notes payable - other .................       250,000        250,000
   Repayment of notes payable ........................      (480,271)      (353,401)
                                                         -----------    -----------
Net cash provided by financing activities ............     2,131,903        630,099
                                                         -----------    -----------

                                   (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                            1998            1997
                                                         -----------    -----------

Change in cash and cash equivalents ..................        23,303        (44,608)
Cash and cash equivalents, beginning of
  period .............................................         9,187         53,795
                                                         -----------    -----------

Cash and cash equivalents, end of period .............   $    32,490    $     9,187
                                                         ===========    ===========


Supplemental disclosures of cash flow information:

   Interest paid .....................................   $    95,677    $    79,305
                                                         ===========    ===========

   Interest received .................................   $    42,217    $    30,985
                                                         ===========    ===========

   Income taxes paid (refunded) ......................   $      --      $  (116,496)
                                                         ===========    ===========


Non-cash financing activities:

   Common stock issued for common stock of
     previously unrelated entity .....................   $   565,639    $      --
                                                         ===========    ===========

Supplemental disclosure of non-cash investing
 activities:
   On August 13, 1998, the Company acquired all of the outstanding stock of First TeleServices Corp. in exchange for 625,000 shares of the Company's common stock.



                 See notes to consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1.   Organization:

     Business history:

     Equitex, Inc. (the "Company"), a Delaware Corporation,  was incorporated on
       January 19, 1983. On July 30, 1984, the Company elected to become a "Business Development Company", as defined in the Small Business Investment Incentive Act of 1980, an amendment to the Investment Company Act of 1940. This change resulted in the Company becoming a specialized type of investment company.

     Decertification as a Business Development Company ("BDC"):

     On January 4, 1999, the Company withdrew its election to be treated as a BDC subject to the Investment Company Act. As a result of this withdrawal, the Company is now required to present its financial statements consistent with those of a normal operating company as opposed to a BDC. Because the Company was a BDC during the years ended December 31, 1998 and 1997, the 1998 and 1997 financial statements reflect the BDC format.

     Accounting change:

     In connection with the Company's January 4, 1999 withdrawal of its election to be treated as a BDC, effective January 1, 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIEs, Accounting Principles Board ("APB") Opinion No. 18, THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK, and SFAS No. 94, CONSOLIDATION OF ALL MAJORITY-OWNED SUBSIDIARIES. The cumulative effect of the accounting change was to decrease stockholders' equity by $896,617. There was no effect on the 1999 Consolidated statement of operations. These standards were not applicable to the Company is prior years, operating as a BDC.

     SFAS No. 115 requires that certain debt and equity securities be carried at market value and requires management to re-evaluate the appropriate classification of securities at each balance sheet date, based on its intent to trade or hold the securities. APB 18 requires the use of the equity method of accounting for investments in which the investor has the ability to exercise significant influence over operating and financial policies of the investee enterprise. That ability is presumed to exist for investments of 20% or more and is presumed not to exist for investments of less than 20%. SFAS No. 94 provides that consolidated financial statements generally shall include enterprises in which the parent has a controlling financial interest.

     Principles of consolidation:

     The consolidated  financial  statements as of December 31, 1999 include the accounts of Equitex, Inc., and the following significant subsidiaries; all significant intercompany accounts and transactions have been eliminated in consolidation:

       Financial services segment:

               NMORTGAGE, INC. ("nMortgage"); a Delaware corporation formed in September 1999 to acquire First Bankers Mortgage Services, Inc. and its wholly-owned subsidiary, United Appraisal Services, Inc.

                         EQUITEX, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

1.   Organization (continued):

     Principles of consolidation (continued):

       Financial services segment (continued):

               FIRST BANKERS MORTGAGE SERVICES, INC. ("FBMS"); a Florida corporation incorporated in 1990 and acquired by the Company on August 23, 1999 (Note 3). FBMS, a mortgage banking company, is wholly-owned by the Company and engages in the origination and sale of residential mortgages. In addition to conventional mortgage products, FBMS also provides FHA and VA assisted mortgages under the U.S. HUD lending program. Mortgages are originated through retail branches and wholesale lending centers located principally in Florida.

               FIRST TELESERVICES CORPORATION ("FTC"); a Florida corporation incorporated in 1997 and acquired by the Company in August 1998 (Note 3). FTC, wholly-owned by the Company, is a consumer finance company offering financial products and services to the sub-prime market

       Sporting goods/product related segment:

               TRIUMPH SPORTS GROUP, INC. ("Triumph"); a Florida corporation formed in January 1998 for the purpose of acquiring operating entities in the non-manufacturing licensed and supplemental segments of the sporting goods and leisure-time industry. Between February and June of 1998, the Company acquired an 88% ownership interest in Triumph (Note 3). Triumph owns and operates four retail vitamin/health supplement centers in south Florida.

               VP SPORTS, INC. ("VP Sports"); a Delaware corporation formed in December 1997 for the purpose of acquiring an operating entity in the sporting goods/recreation industry. In December 1997, the Company acquired an 88% ownership interest in VP Sports (Notes 3 and 6). Effective July 27, 1999, VP Sports acquired all of the outstanding common shares of Victoria Precision Inc. ("Victoria Precision"), a Canadian bicycle manufacturer. In connection with a private placement of VP Sports' common stock, the Company's ownership interest in VP Sports was reduced from approximately 88% at December 31, 1998 to approximately 35.7% at December 31, 1999. Due to the change in ownership percentage, the Company changed its method of accounting for its investment in VP Sports in 1999 from consolidation to the equity method of accounting.

     Minority interest at December 31, 1999, represents preferred stock of FBMS and nMortgage (Note 17). During the year ended December 31, 1999, net losses incurred by the Company's majority-owned subsidiaries exceeded the minority interest in the common equity (deficiency) of the subsidiaries. As a result, the excess of losses applicable to the minority interest have been charged against the Company, and no minority interest is reflected in the Company's 1999 statement of operations.

                         EQUITEX, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

2.   Significant accounting policies:

     Use of accounting estimates in financial statement preparation:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and it is reasonably possible that significant changes could occur in the near term.

     Cash and cash equivalents:

     For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents.

     Mortgage loans held for sale, net:

     Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Gain or loss on sales of loans is recognized at the time of the sale. Origination fees and loan origination costs on such loans are recognized when the mortgage is sold, which is normally within 30 days of the origination of the loan. Interest earned on these mortgages is recognized as income from the time the mortgage is closed to the time the mortgage is sold.

     The Company generally sells the servicing rights on mortgages. The Company has adopted the provisions of SFAS No. 122, ACCOUNTING FOR MORTGAGE SERVICING RIGHTS, and accordingly capitalizes the fair value (quoted market price) of retained mortgage servicing rights on loans sold. Capitalized mortgage servicing rights on such loans are amortized in proportion to and over the period of estimated net servicing income. The carrying amount of capitalized mortgage servicing rights is evaluated for impairment based upon quoted market prices of similar loans. At December 31, 1999, there were no retained mortgage servicing rights.

     Mortgage loans:

     The Company periodically grants mortgage loans to customers. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment to the related loan yield using the interest method.

                         EQUITEX, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

2.   Significant accounting policies (continued):

     Mortgage loans (continued):

     The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Loans are placed on non-accrual or charged-off status at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on non-accrual or charged-off status is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

     Allowance for loan losses:

     The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

     A loan is  considered  impaired  when,  based on  current  information  and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

     Inventories:

     Inventories consist primarily of vitamin and health supplement products held for sale by Triumph and are valued at the lower of cost (first-in, first-out) or market value.

                         EQUITEX, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

2.   Significant accounting policies (continued):

     Investment valuation in 1998 and 1997 as a BDC:

     Investments at December 31, 1998 consist of holdings of securities in and receivables of publicly and privately held companies. The Company had representation on the boards of directors of four of its investee companies during 1998, and several investments were in companies in which there was either direct or indirect ownership or control of 5% or more of the outstanding voting shares. Through December 31, 1998, as a BDC, the Company utilized the fair value method adopted in 1984, which provides for the Company's Board of Directors to be responsible for the valuation of the Company's investments, including notes receivable and interest receivable. Fair value is the value which could reasonably be expected to be realized in a current arms-length sale. Investments through December 31, 1998 were carried at fair value using the following four basic methods of valuation:

          1. Cost - The cost method is based on the original cost to the Company adjusted for amortization of original issue discounts, accrued interest for certain capitalized expenditures of the corporation, and other adjustments as determined to be appropriate by the Board of Directors in good faith taking into consideration such factors as available financial information of the investee, the nature of and duration of any restriction as to resale, and other factors which influence the market in which a security is purchased and sold. Such method is to be applied in the early stages of an investee's development until significant positive or adverse events subsequent to the date of the original investment require a change to another method.

          2. Private market - The private market method uses actual or proposed third party transactions in the investee's securities as a basis of valuation, utilizing actual firm offers as well as historical transactions, provided that any offer used is seriously considered and well documented by the investee, and adjusted (if applicable) by the Board of Directors in good faith taking into consideration such factors as available financial information of the investee, the nature and duration of any restrictions as to resale, and other factors which influence the market in which a security is purchased and sold.

          3. Public market - The public market method is the preferred method of valuation when there is an established public market for the investee's securities. In determining whether the public market method is sufficiently established for valuation purposes, the Company examines the trading volume, the number of shareholders and the number of market makers in the investee's securities, along with the trend in trading volume as compared to the Company's proportionate share of the investee's securities. Investments in unrestricted securities that are traded in the over-the-counter market are generally valued at the high bid price on the last day of the year. If the security is restricted as to resale or has significant escrow provisions or other significant restrictions, appropriate adjustments are determined in good faith by the Board of Directors taking into consideration such factors as available financial information of the investee, the nature and duration of restrictions on the ultimate disposition of securities, and other factors which influence the market in which security is purchased and sold.

          4. Appraisal - The appraisal method is used to value an investment position after analysis of the best available outside information where there is not established public or private market in the investee's securities.

                         EQUITEX, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

2.   Significant accounting policies (continued):

     Investment valuation in 1998 and 1997 as a BDC (continued):

     Purchases and sales of securities transactions are accounted for on the trade date which is the date the securities are purchased or sold. The cost of securities sold is reported on the first-in first-out cost basis for financial statement purposes.

     Furniture, fixtures, equipment and depreciation:

     Furniture, fixtures, and equipment are stated at cost, and depreciation is provided by use of the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is depreciated over the estimated useful lives of the assets or the length of the respective leases, whichever period is shorter. Estimated useful lives of furniture, fixtures and equipment are as follows:

                Vehicle                                       5 years
                Office equipment and furniture           3 to 7 years
                Computer hardware and software           3 to 5 years
                Leasehold improvements                        7 years

     Impairment of long-lived assets:

     The Company reviews long-lived assets, goodwill and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on management's review, the Company does not believe that any impairments have occurred on long-lived assets during 1999.

     Revenue recognition, product sales:

     Product sales represent retail sales of vitamin/health supplement products.
       Sales are recognized at the time of the sales transaction with the customer.

     Comprehensive income:

     SFAS No. 130, REPORTING COMPREHENSIVE INCOME,  establishes requirements for
       disclosure  of   comprehensive   income  which  includes   certain  items
       previously not included in the statements of operations, including unrealized gains and losses on certain investments in debt and equity securities, among others. In 1999, net income and comprehensive income were the same. In 1998 and 1997, SFAS No. 130 had no effect on the Company since it was following the fair value accounting guidelines required for BDC's.

                         EQUITEX, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

2.   Significant accounting policies (continued):

     Recently issued accounting standards:

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133,
       ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities. Therefore, management believes that SFAS No. 133 will not have an impact on its financial position or results of operations.

     Stock-based compensation:

     SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION defines a fair-value based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     Net loss per share (net assets per share in 1998 and 1997):

     In 1999, in connection with the Company's  withdrawal as a BDC, the Company adopted the provisions of SFAS No. 128, EARNINGS PER SHARE. SFAS No. 128 requires dual presentation of basic and diluted earnings per share (EPS) for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution; diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

     Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding for the year. In arriving at net loss applicable to common shareholders, amortization of the beneficial conversion features related to the preferred stock and dividends on the preferred stock (Note 18) increased this amount. Diluted loss per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share. The Company had no potential common stock instruments which would result in diluted loss per share in 1999, 1998 and 1997. At December 31, 1999 and 1998, the total number of common shares issuable under the exercise of outstanding options and warrants and upon the conversion of convertible preferred stock was 1,370,281 and 749,000, respectively.

                         EQUITEX, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

2.   Significant accounting policies (continued):

     Net loss per share (net assets per share in 1998 and 1997 (Continued):

     In 1998 and 1997, in accordance with the fair value accounting method used by regulated investment companies, net assets (total stockholders' equity) per share at December 31, 1998 and 1997 were as follows:

                               Number of shares
          Basis                1998        1997          1998        1997
          -----             ----------------------    ----------------------
          Primary           5,384,315    3,461,115    $     .74    $    1.03
                            =========    =========    =========    =========
          Fully diluted     6,156,015    3,772,660    $     .65    $     .95
                            =========    =========    =========    =========

3.   Business acquisitions:

     Acquisition of FBMS:

     On August 23, 1999, the Company, through its  wholly-owned  subsidiary FBMS
       Acquisition Corp., entered into an Agreement and Plan of Reorganization (the "Acquisition Agreement") with FBMS to acquire all of the outstanding common stock of FBMS in exchange for 250 shares of the Company's Series E convertible preferred stock (the "Series E Preferred Stock") valued at approximately $2,531,000, and contingent consideration consisting of up to 750 shares of Series E Preferred Stock, which include potential "Bonus Shares" issuable by the Company, as specified in the Acquisition Agreement. The transaction was accounted for as a purchase, and the results of operations of FBMS are included in the Company's 1999 consolidated statement of operations from the date of acquisition. The total purchase price was allocated to the assets and liabilities acquired based on their estimated fair values, including goodwill of approximately $18,900,000 (Note 20), which is being amortized by the use of the straight-line method over ten years.

     In accordance with the terms of the Acquisition Agreement, FBMS Acquisition
       Corp. was merged into FBMS. Subsequent to the merger, the Company formed nMortgage, Inc. as the Company's subsidiary holding company for FBMS.

     Investment in VP Sports:

     Effective July 27, 1999, the Company, through its majority-owned subsidiary
       VP Sports and VP Sports' wholly-owned subsidiary, 9066-8609 Quebec Inc., a Canadian corporation, acquired all of the outstanding common shares of Victoria Precision Inc. ("Victoria Precision"), also a Canadian corporation, as well as the future rights to a four-year international consulting and non-compete agreement. The transaction was accounted for as a purchase. Total consideration of approximately $3,966,600 ($6,000,000 CDN) was required. The purchase price for the common stock was $2,000,000 Canadian and was allocated to the assets and liabilities acquired based on their estimated fair values, including intangible assets of approximately $3,166,000, which are being amortized by the use of the straight-line method over two to ten years.

                         EQUITEX, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

3.   Business acquisitions (continued):

     Investment in VP Sports (continued):

     In order  to  finance  the  acquisition,  in 1999  VP  Sports  completed  a
       $4,500,000 private placement of 36 units; each unit consisting of 100 shares of $1,000 per share, 8% convertible preferred stock, 12,500 shares of VP Sports common shares, and warrants to purchase 287,500 shares of VP Sports common stock at $.10 per share. As a result of the placement of units, the Company's ownership interest in VP Sports was reduced from approximately 88% at December 31, 1998 to approximately 35.7% at December 31, 1999.

     Pro forma financial information:

     The following unaudited pro forma financial information for the years ended
       December 31, 1999 and 1998, give effect to the above acquisitions as if they had occurred at the beginning of each respective period.

                                                     Years ended December 31,
                                                   ---------------------------
                                                        1999           1998
                                                   ------------   ------------
       Revenue                                     $ 10,678,000   $ 22,933,000
       Net loss                                    $(14,372,000)   (12,021,000)
       Net loss applicable to common shareholders  $(17,641,000)  $(12,021,000)
       Basic and diluted loss per common share     $      (2.63)  $      (2.72)
       Shares used in per share calculation           6,718,170      4,416,988

     The unaudited pro forma financial information above does not purport to represent the results which would actually have been obtained if the acquisitions had been in effect during the periods covered or any future results which may in fact be realized.

     Acquisitions of FTC and Triumph:

     In August 1998, the Company acquired all of FTC's outstanding common stock in exchange for 625,000 shares of the Company's common stock valued at $565,639. In February and June 1998, the Company acquired a total of 1,500,000 shares of Triumph common stock in exchange for consulting services valued at $375,000, which represented an ownership interest of approximately 88% at December 31, 1998. Both of these investments were accounted for and presented as investments in controlled companies as of and for the year ended December 31, 1998. At December 31, 1998, the fair value of these investments was $940,639. In 1999, in connection with the Company's change from a BDC to an operating company, the Company changed its method of accounting for FTC and Triumph to consolidation.

4.   Mortgage loans held for sale, net:

     The inventory of mortgage loans consists primarily of first trust deed mortgages on residential properties located throughout the United States. As of December 31, 1999, the Company has mortgage loans held for sale of $14,787,080, which is net of an allowance for loan losses of $1,386,000. All mortgage loans are pledged as collateral for the warehouse loans at December 31, 1999 (Note 9).

                         EQUITEX, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

5.   Receivables:

     Receivables at December 31, 1999 consist of the following:

     Related parties:

     Notes   receivable   from   officers  of  the
       Company;  interest rates ranging from 8.25%
       to  10%;  notes  collateralized  in part by
       shares of the Company's stock;  maturing at
       various dates through October 2001                         $  577,800

     Note receivable from  affiliate;  interest at
       8%;  unsecured; due  on demand at  December
       31, 1999                                                      300,000

     Advances   receivable   from   employees  and
       affiliates;    non-    interest    bearing;
       unsecured                                                      81,010
                                                                  ----------
                                                                     958,810
                                                                  ----------
     Other:

     Accounts  receivable,   trade;   non-interest
       bearing; unsecured                                            167,390

     Mortgage  loans  receivable  from  customers;
       interest   rates   ranging  from  7.25%  to
       13.75%,  maturing at various  dates through
       2030; collateralized by real estate                           374,500

     Notes receivable; interest at 10%; unsecured;
       due on demand                                                 125,017
                                                                  ----------
                                                                     666,907
     Less allowance for uncollectible receivables                   (162,336)
                                                                  ----------
                                                                     504,571
                                                                  ----------
                                                                  $1,463,381
                                                                  ==========

     Receivables at December 31, 1998, are due from the following types of companies:

                              Controlled   Affiliated     Other        Total
                              ----------   ----------   ----------   ----------
     Notes receivable         $1,123,284   $   56,575   $   45,473   $1,225,332
     Interest receivable          29,843        1,829        2,292       33,964
     Trade receivables           111,287       11,427       43,277      165,991
     Less allowances
      for uncollectible
      receivables                 (5,527)      (7,685)     (46,423)     (59,635)
                              ----------   ----------   ----------   ----------
                              $1,258,887   $   62,146   $   44,619   $1,365,652
                              ==========   ==========   ==========   ==========

                         EQUITEX, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

5.   Receivables (continued):

     Sources of revenue  during  1998 and 1997 are from the  following  types of companies:
                              Controlled   Affiliated     Other        Total
                              ----------   ----------   ----------   ----------
     1998
     ----
     Interest and other
      income                  $   68,043   $       10   $    2,416   $   70,469
     Consulting/transaction
      fees                       375,000                                375,000
     Administrative fees                        2,371                     2,371
                              ----------   ----------   ----------   ----------
                              $  443,043   $    2,381   $    2,416   $  447,840
                              ==========   ==========   ==========   ==========

     1997
     ----
     Interest and other
      income                  $    3,917   $   88,967   $    9,012  $   101,896
     Consulting/transaction
      fees                       250,000                                250,000
     Administrative fees                       26,176          319       26,495
                              ----------   ----------   ----------   ----------
                              $  253,917   $  115,143   $    9,331   $  378,391
                              ==========   ==========   ==========   ==========

     During 1998, one investee company accounted for 96% of the Company's total revenues of $447,840.

6.   Investments:

     At December 31, 1999, the Company's investments consist of the following:

                                                          Investment
                     Investment                             balance
                ------------------------                 ------------
                Equity investments:
                  V.P. Sports [A]                        $  1,472,898
                  Net 1 Capital, LLC [B]                      235,000
                                                         ------------
                                                         $  1,707,898
                                                         ============
                Other Investments:
                  Trading securities:
                   Intranet Solutions, Inc. [C]          $    786,250
                   Other                                      116,287
                                                         ------------
                                                              902,537
                                                         ------------
                Cost basis investments:
                   First TeleBanc Corporation [D]             800,000
                   Other                                       65,000
                                                         ------------
                                                              865,000
                                                         ------------
                                                         $  1,767,537
                                                         ============

                         EQUITEX, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

6.   Investments (continued):

         [A]  Investment in VP Sports

              In December 1997, the Company received 2,000,000 shares (88%) of the common stock of VP Sports. The stock was received in exchange for consulting services and an acquisition letter of intent valued at $250,000. At December 31, 1998, these common shares were valued using the private market valuation method. The valuation reflected the price at which the most recent common stock sales occurred in 1998. The Company's president is also the President and a director of VP Sports. During 1998, the Company loaned $103,131 to VP Sports for working capital purposes, of which $38,865 was repaid.

              Effective January 1, 1999, the Company began consolidating VP Sports. In connection with a private placement of VP Sports' common stock, the Company's ownership interest in VP Sports was reduced from approximately 88% at December 31, 1998 to approximately 35.7% at December 31, 1999. Due to the change in ownership percentage, the Company changed its method of accounting for its investment in VP Sports in 1999 from consolidation to the equity method of accounting. During 1999, the receivable of $64,266 at December 31, 1998 was repaid.

         [B]  Investment in Net 1 Capital, LLC

              In March 1999, FTC entered into a joint-venture agreement with Net 1 Capital, LLC ("Net 1 Capital"), a Florida Limited Liability Company, formed for the purpose of acquiring pre-existing portfolios of consumer debt and servicing and/or marketing these portfolios. The Company invested $250,000 for a 50% interest in Net 1 Capital. The Company also loaned Net 1 Capital $317,629, which was repaid in 1999. The Company is accounting for Net 1 Capital under the equity method of accounting.

         [C] Investment in Intranet Solutions, Inc. ("Intranet", formerly MacGregor Sports & Fitness, Inc.)

              On July 31, 1996, MacGregor Sports & Fitness, Inc. merged with Technical Publishing Solutions, Inc. (TPSI) through a tax-free exchange of common stock. As part of the merger agreement, the Company agreed to indemnify the new entity up to a maximum limit of $2,000,000 against any subsequent claims relating to MacGregor (pre-merger).

              On October 31, 1997, the Company entered into an agreement with IntraNet relative to this indemnification agreement whereby the Company agreed to purchase a note receivable of $564,755 which IntraNet was owned by a subsidiary of RDM Sports Group, Hutch Sports USA (Hutch). Hutch had filed for bankruptcy on August 29, 1997. The Company paid $414,755 of the purchase amount to IntraNet during 1997. The remaining balance of $150,000 was paid on January 21, 1998. Also, the Company's President agreed to resign from the Board of IntraNet and both IntraNet and the Company agreed to terminate the indemnification agreement under which the Company's maximum exposure was $2,000,000, and agreed to mutually release each other from any claims relating to this agreement and certain other items.

              During 1997, the Company sold and/or forfeited 171,835 shares of IntraNet common stock for $814,653 used to pay the above mentioned indemnity settlement and also raise working capital, resulting in an ownership position of 473,250 shares (or 5.7%) at December 31, 1997. During 1998, the Company sold 284,665 shares of IntraNet for proceeds of $1,240,613, which was used to provide working capital and resulted in an ownership position of 188,585 shares (less than 5%) at December 31, 1998. These shares were valued using the public market valuation method at December 31, 1998.

                         EQUITEX, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

6.   Investments (continued):

         [C] Investment in Intranet Solutions, Inc. ("Intranet", formerly MacGregor Sports & Fitness, Inc.) (continued):

              Effective January 1, 1999, the Company classified its investment in IntraNet as a trading security pursuant to SFAS No. 115. As of December 31, 1999, the fair value of the IntraNet investmet, based on quoted market prices is $786,250 and the cost of the IntraNet investment is $216,159 (an unrealized gain of $570,091). During 1999, the Company realized gains on the sale of IntraNet securities of $638,764.

         [D] During 1998, the Company acquired a 9.9% interest in First TeleBanc Corporation ("First TeleBanc"), a closely-held Florida corporation, for $300,000. First TeleBanc was incorporated in March 1997 for the purpose of becoming a one-bank holding company and to acquire 100% of the outstanding stock of Boca Raton First National Bank. The acquisition by First TeleBanc of all of the outstanding stock of Boca Raton First National Bank was completed on December 30, 1998. As a one-bank holding company, First TeleBanc may engage in any activity which the Board of Governors of the Federal Reserve System has previously approved or approves subsequent to an application.

              During 1999, the Company continued to account for its investment in First TeleBanc at cost. The Company's total investment of $800,000 includes FTC's $500,000 investment balance.

     The Company's equity in the net losses of its equity investments was $418,209 for the year ended December 31, 1999. Summarized unaudited combined financial information for these investments as of and for the year ended December 31, 1999, is as follows:

         Current assets                                  $  6,834,574
         Non-current assets                                 7,552,862
                                                         ------------
         Total assets                                    $ 14,387,436
                                                         ============

         Current liabilities                             $  6,070,949
         Non-current liabilities                            2,144,775
                                                         ------------
         Total liabilities                                  8,215,724
         Total equity                                       6,171,712
                                                         ------------

         Total liabilities and equity                    $ 14,387,436
                                                         ============

         Revenues                                        $  4,142,540
         Gross profit                                    $    611,100
         Operating losses                                $ (1,134,212)
         Net loss                                        $ (1,026,292)

     Investment in RDM Sports Group (formerly Roadmaster Industries):

     On August 29,  1997,  RDM  Sports  Group  (RDM)  and  all of its  operating subsidiaries filed concurrent Chapter 11 petitions with the U.S. Bankruptcy Court. As a result of this, the fair market value (as measured using the public market valuation method) of this investee company dropped to near $0 as reflected in the December 31, 1998 schedule of Investments. The company also reserved 100% of its $7,685 trade receivable from RDM at December 31, 1998. During July 1997, prior to the bankruptcy filing, the Company sold 127,600 shares of RDM on the open market for cash proceeds of $126,366.

                         EQUITEX, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

 6.  Investments (continued):

     Investment in RDM Sports Group (formerly Roadmaster Industries)(continued):

     During 1998 and 1997, the Company recorded administrative fees from RDM totaling $25,893 and $649, respectively. At December 31, 1998, the Company held a note receivable from Hutch Sports USA (an RDM subsidiary) with a face value of $564,755. At December 31, 1998, the note was recorded at an estimated net realizable value from bankruptcy proceeds of $56,475.

     Effective January 1, 1999, the Company  classified its investment in RDM as an available for sale security pursuant to SFAS No. 115. During 1999, in connection with the Company's evaluation of investments for impairment, management determined that the decline in the value of its investment in RDM was other than temporary. As a result, the Company adjusted the unrealized loss on this investment of $1,201,355, previously recorded as a component of stockholders' equity, to a realized loss, and fully reserved the note receivable from RDM. These adjustments resulted in a charge to the 1999 statement of operations of $1,233,209 (Note 20).

     Investment in FTC and Triumph:

     On August 13, 1998, the Company acquired all of the outstanding stock of FTC in exchange for 625,000 shares of the Company's common stock. As a result of this transaction, FTC became a wholly-owned subsidiary of the Company. The Board of Directors used the Board appraisal method of valuation for this investment and recorded FTC at $565,639, which was the net asset value of FTC's underlying assets and liabilities at the acquisition date. From the date of the acquisition through December 31, 1998, the Company loaned $160,000 to FTC for working capital purposes.

     During 1998, the Company received 1,500,000 shares of the common stock of Triumph in exchange for consulting services valued at $375,000. The Company's president was also the President and a director of Triumph. At December 31 1998, the investment was valued using the cost valuation method because no more recent common stock sales had occurred. During 1997 and 1998, the Company loaned $401,927 and $561,569, respectively, to Triumph, which was used by Triumph primarily to acquire four retail vitamin/health supplement centers in south Florida. Triumph repaid $64,478 of these notes and $39,939 of interest during 1998, resulting in balances due the Company at December 31, 1998 of $899,018 and $23,088 for note principal and accrued interest, respectively.

       Effective January 1, 1999, and through December 31, 1999, the Company has consolidated FTC and Triumph pursuant to SFAS No. 94.

       Other investments:

       During 1999, the Company determined that two investments which were accounted for at cost basis and which totaled $70,000 at December 31, 1998 were impaired, and were written off in the 1999 statement of operations (Note 20).

       Other trading securities at December 31, 1999 were recorded at estimated fair value, based on quoted market prices, of $116,287, which is $38,517 less than cost. During 1999, the Company realized gains of $158,752 from the sale of certain other trading securities held by the Company.

                         EQUITEX, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

7.   Furniture, fixtures and equipment:

     Furniture, fixtures, and equipment are stated at cost and consist of the following at December 31, 1999 and 1998:

                                                 1999            1998
                                              -----------    -----------
         Vehicle                              $    30,542    $    30,542
         Office equipment and furniture         1,410,699        120,608
         Computer hardware and software           430,082
         Leasehold improvements                    76,759          4,994
                                              -----------    -----------
                                                1,948,082        156,144
         Less accumulated depreciation           (890,050)      (129,924)
                                              -----------    -----------
                                              $ 1,058,032    $    26,220
                                              ===========    ===========

8.   Intangible and other assets:

     Intangible  and other assets  consist of the following at December 31, 1999 and 1998:
                                                     1999            1998
                                                  -----------    -----------
              Goodwill                            $19,072,300
              Foreclosed assets                       299,400
              Tradename and franchise rights          172,800
              Restricted cash                         269,263
              Deposits                                395,000    $    23,750
              Other                                   472,872          9,474
                                                  -----------    -----------
                                                   20,681,635         33,224
               Less accumulated amortization         (671,578)
                                                  -----------    -----------
                                                  $20,010,057    $    33,224
                                                  ===========    ===========

     Goodwill represents the cost of the Company's investments in subsidiaries in excess of the net tangible assets acquired, and is amortized on the straight-line method over ten years. Foreclosed assets acquired through, or in lieu of, loan foreclosure are held for sale by FBMS and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Tradename and franchise rights are related to Triumph and are amortized on the straight-line method over ten years.

     Restricted cash primarily consists of funds held in escrow in connection with certain contingent matters. Deposits include a contract deposit receivable whereby the Company is the plaintiff in an action in which it is seeking to recover $300,000 deposited into an escrow account pending the receipt of documentation needed pursuant to a contractual agreement. The defendant has not delivered the required documents. This deposit has been recorded at an estimated net realizable value of $150,000 at December 31, 1999 and 1998.

                         EQUITEX, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

9.   Warehouse loans:

     Under the terms of the Company's warehouse agreements, all mortgage loans held for sale are pledged as collateral for the warehouse notes payable. The weighted average interest rate for total warehouse loans was 9.7%. Warehouse loans consist of the following as of December 31, 1999:

     Warehouse line with a mortgage lending group;
       total line, $15,000,000; advances under the
       line  bear  interest  at  the  Wall  Street
       Journal  published prime rate of U.S. money
       center  commercial banks plus 1.5% (9.5% at
       December 31, 1999); the Company is required
       to  maintain  a  cash   pledging   account;
       restricted  cash at December 31, 1999 under
       the pledge agreement was $210,169                         $ 13,014,121

     Warehouse  line  with  a  bank;  total  line,
       $15,000,000;  advances  under the line bear
       interest  at the one month  LIBOR rate plus
       4% (10.48% at December 31, 1999);  maturity
       date May 15,  2000;  renewable  annually at
       the lender's discretion                                      1,627,393

       Warehouse  line  with a bank;  total  line,
         $500,000;  advances  under  the line bear
         interest   at  the   note   rate  of  the
         originated  mortgage  (7.25%  to 8.37% at
         December 31, 1999); this facility matures
         March 2000                                                   481,723

     Warehouse  line  with  a  bank;  total  line,
       $400,000;  advances  under  the  line  bear
       interest at the note rate of the originated
       mortgage (8.5% at December 31, 1999);  this
       facility matures May 2000                                       84,211

     Warehouse  line  with  a  bank;   total  line
       $10,000,000;  advances  under the line bear
       interest at the lender's  prime rate plus a
       margin  determined  by the lender's fee and
       cost schedule in effect on the closing date
       of  the  advance  (9.75%  at  December  31,
       1999);  line  may  be terminated by bank at
       bank's discretion                                              488,569

     Warehouse  line  with  a  bank;   total  line
       $2,886,334;  advances  under  the line bear
       interest  at the  lender's  prime rate plus
       the  applicable  margin  determined  by the
       lender's  fee  schedule  (10.5% at December
       31, 1999); due on demand                                     2,886,334
                                                                 ------------
                                                                 $ 18,582,351
                                                                 ============

                         EQUITEX, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

10.  Notes and advances payable:

     At December 31, 1999 and 1998, notes and advances payable consist of the following:

                                                         1999          1998
                                                      ----------    ----------
       Related parties:

     Notes payable to affiliates;  interest at 8%;
       unsecured; notes  mature at  various  dates
       through December 2000                          $  542,000

     Advances  payable to affiliate,  non-interest
       bearing, due on demand                            240,000

     Notes payable to  officers;  interest at 12%;
       unsecured; due on demand                           50,000    $  142,328
                                                      ----------    ----------
                                                         832,000       142,328
                                                      ----------    ----------
     Others:

     Note  payable  to  bank;   interest  at  18%;
       unsecured; originally  due  November  1999;
       due on demand                                     477,000

     Notes payable  to individuals; interest rates
       ranging  from 8% to 18%,  unsecured;  notes
       mature  at  various  dates  through  August
       2000; at December 31, 1999, $454,473 of the
       notes payable were in default                     723,160       220,000

     Note payable to bank;  interest  at 1.5% over
       bank's  prime  rate  (10% at  December  31,
       1999) loan is  collateralized  by  property
       and equipment                                     250,000

     Capital  lease  obligations,   maturities  at
       various dates through October 2002                398,391

     Other                                                93,403
                                                      ----------    ----------
                                                       1,941,954       220,000
                                                      ----------    ----------
                                                      $2,773,954    $  362,328
                                                      ==========    ==========

                         EQUITEX, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

11.  Commitments and contingencies:

     Leases:

     The Company leases its Florida corporate facilities from a related entity under a non-cancelable operating lease which expires in September 2003. The Company also leases production offices in other states under non-cancellable operating leases which expire through February 2004. Future minimum lease payments under these operating leases are as follows:

             Year ending          Related
             December 31,         parties        Others          Total
             -----------        -----------    -----------    -----------
                2000            $   155,000    $   335,000    $   490,000
                2001                155,000        181,000        336,000
                2002                104,000         81,000        185,000
                2003                                47,000         47,000
                2004                                 3,000          3,000
                                -----------    -----------    -----------
                                $   414,000    $   647,000    $ 1,061,000
                                ===========    ===========    ===========

     In addition,  the   Company   leases   office   space  in   Colorado  on  a
       month-to-month basis for $2,500 per month from Beacon Investments, a partnership owned by the Company's president.

     Total rent expense for the years ended December 31, 1999, 1998 and 1997 was approximately $272,000, $30,000 and $30,000, respectively.

     The Company has also entered into certain capital lease agreements. The capitalized cost of all assets under capital lease obligations is $766,609, less accumulated depreciation of $277,552 at December 31, 1999, and is included in furniture, fixtures and equipment in the accompanying financial statements. Deprecation expense incurred on these leased assets during the year ended December 31, 1999 was $68,500.

     The future minimum lease payments under capital leases and the net present value of the future minimum lease payments are as follows:

             Year ending
             December 31,
             ------------

                2000                           $   225,000
                2001                               205,000
                2002                                39,000
                                               -----------
             Total lease payments                  469,000
               Amount representing interest        (71,000)
                                               -----------
                                               $   398,000
                                               ===========

                         EQUITEX, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

11.  Commitments and contingencies:

     Litigation:

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows of the Company.

     Indemnification and mortgage loan repurchases:

     Under the terms of the Company's various agreements with third party investors who purchase mortgage loans from the Company in the secondary market, the Company may be required to indemnify the investor for certain losses as a result of the mortgage loan borrower's non-performance. Additionally, under certain circumstances, the Company may be required to repurchase loans previously sold. Management believes it has made adequate provision for these items, which is included in the mortgage loans held for sale less the loan loss reserve.

     Minimum regulatory capital requirements:

     FBMS is subject to various regulatory capital requirements administered by the various state banking agencies in certain states in which the Company is licensed to do business. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated results of operations, financial position and/or cash flows. At December 31, 1999, FBMS is not in compliance with all regulatory requirements in certain states.

12.  Off-balance sheet risk and concentrations of credit risk:

     During 1998 and 1997, the Company was party to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of the portfolio companies. These financial instruments consisted primarily of financial guarantees including pledges of the Company's investment portfolio. These instruments involved, to varying degrees, elements of credit risk in excess of the amount recognized in the financial statements.

     At December 31, 1998, the Company's primary concentration of credit risk related to its investments in certain portfolio companies, certain of which were highly leveraged companies within the United States and which were involved in the sporting goods and manufacturing industries. Consideration was given to the financial position of these portfolio companies when determining the appropriate fair values at December 31, 1998 and 1997.

13.  Income taxes:

     The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

                         EQUITEX, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

13.  Income taxes (continued):

     The Company did not incur  income tax  expense for the year ended  December
       31, 1999. The difference between the expected tax benefit computed at the federal statutory income tax rate of 34% and the effective tax rate for the year ended December 31, 1999 was due primarily to the tax effect of the valuation allowance. The provision (benefit) for income taxes for the years ended December 31, 1998, and 1997 is as follows:

                                                        1998            1997
                                                     -----------    -----------
         Current:
            Federal and state                        $         -    $   (56,307)
                                                     -----------    -----------
         Deferred:
            Accrued unpaid bonus                                        (48,930)
            Bad debt expense                                             93,948
            Other                                         63,180         41,224
                                                     -----------    -----------
                                                          63,180         86,242
                                                     -----------    -----------
         Net tax provision                           $    63,180    $    29,935
                                                     ===========    ===========

     The following is a summary of the Company's deferred tax assets and liabilities at December 31, 1999 and 1998:

                                                        1998            1997
                                                     -----------    -----------
         Deferred tax assets:
          Accrued items not currently deductible     $   281,260    $   263,140
          Tax benefit of unrealized loss
           on investments                                465,390        431,361
          Allowance for loan losses                      592,690
          Net operating loss carryforwards             2,531,000
                                                     -----------    -----------
         Total deferred tax assets                     3,870,340        694,501
          Valuation allowance                         (3,870,340)      (694,501)
                                                     -----------    -----------
         Net deferred tax asset (liability)          $         -    $         -
                                                     ===========    ===========

       Net  operating  loss   carryforwards  of  approximately   $7,444,000  are
         available to offset future taxable income, if any, through 2019. The net operating loss carryforwards may be subject to certain limitations due to the FBMS acquisition and other transactions. A valuation allowance has been provided to reduce the deferred tax assets, as realization of the assets is not assured.

                         EQUITEX, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

14.  Related party transactions:

     Bonuses to officers:

     In November 1989, the Board of Directors adopted a bonus arrangement whereby the Company's President is entitled to an annual bonus equal to 3% of the Company's total assets as of each year end. All bonuses are paid out of the Company's cash flow. In August 1998, the Company's Board of Directors approved a new bonus arrangement with the Company's president, with the annual bonus to be calculated quarterly based on a combination of 1% of the Company's assets and 5% of the increase in the market value of the Company's common stock each quarter. The new bonus arrangement is effective January 1, 1998. The bonus accrual at December 31, 1998 was adjusted to reflect the terms of the new bonus arrangement. The unpaid portion of these bonuses was $454,235 and $676,168 at December 31, 1999 and 1998, respectively. During 1997, the Company's corporate secretary received a bonus of $6,744.

     Directors' fees:

     During 1999, 1998 ,and 1997, the Company paid $12,500 to each of its two outside directors for their attendance at meetings held each year.

15.  Benefit plans:

     Officer retirement plan:

     As   part  of  the  President's total  compensation  package,  the  Company purchased a whole life insurance policy on April 1, 1992 in order to provide for the President's retirement. The Company pays an annual premium on behalf of the President and also reimburses the President each year for the personal income tax on this additional compensation. Should the Present die prior to age sixty-five, the policy pays a $2,600,000 death benefit to his beneficiary. Upon retirement, provided the president is at least sixty-five, the cash surrender value and death benefit rider become the President's property. For the years ended December 31, 1999, 1998, and 1997, the Company paid $105,413 per year in premiums and $59,586 per year of additional compensation to the President for related income taxes.

     Employee benefit plan:

     FBMS has a defined contribution plan covering all full-time employees of FBMS who have three months of service and are at least twenty-one years of age. For the period ended December 31, 1999, the FBMS matching contribution equaled 50% of the portion of the participant's salary reduction which does not exceed 2% of the participant's compensation . The Company incurred contribution expense of $21,200 for the period ended December 31, 1999.

                         EQUITEX, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

16.  Fair value of financial instruments:

     The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

     The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

       Mortgage loans held for sale:

       The fair value of mortgage loans held for sale is based on commitments on hand from investors or prevailing market prices. For variable-rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans are based on quoted market prices of similar loans sold (adjusted for differences in loan characteristics). Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. The fair value of mortgage loans held for sale at December 31, 1999 was $14,923,000 (carrying value of $14,787,080).

       Receivables:

       The fair values of notes receivable from non-related parties approximates their carrying values because of the short maturities of the notes. The fair values of notes receivable from related parties are not practicable to estimate, based upon the related party nature of the underlying transactions.

       Warehouse and other notes and advances payable:

       The fair values of warehouse notes payable and notes payable to non-related parties approximates their carrying values because of the short maturities of the notes. The fair values of notes payable to related parties are not practicable to estimate, based upon the related party nature of the underlying transactions.

       Other financial instruments:

       The fair value of other financial instruments (cash and cash equivalents, accounts receivable, accounts payable and accrued expenses) approximate their carrying amount because of the short maturity of those instruments.

                         EQUITEX, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

17.  Subsidiary stock transactions:

     During 1999, in connection with the Company's acquisition of FBMS, nMortgage issued 35,050 shares of its Series A , 5% convertible preferred stock and 400 shares of Series B, 5% convertible preferred stock for $3,966,070. The amounts recorded as subsidiary preferred stock have been presented as minority interest at December 31, 1999. Minority interest also includes shares of FBMS, 12% cumulative, callable preferred stock of $2,507,000.

     In connection with VP Sports' private placement of common stock, the Company's underlying equity in its investment increased by $1,622,605, which was accounted for as an increase to paid-in capital in 1999.

18.  Stockholders' equity:

     Series A, B, and C convertible preferred stock:

     In January and February 1999, the Company issued a total of 2,100 shares of 6% Series A, B, and C convertible preferred stock for $1,000 cash per share, which is the stated value per share. Each series of stock was convertible into common stock at any time by the holders at a conversion price equal to 65% of the average closing bid price of the Company's common stock as specified in the agreement.

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

     In April 1999 all 2,100 shares of the Series A, B and C convertible preferred stock, plus accrued dividends on those shares, were converted into approximately 320,528 shares of common stock, at an average conversion price of $6.63 per share.

     Series D convertible preferred stock:

     In May 1999, the Company reached an agreement with an accredited investor to sell 3,500 shares of Series D, 6% convertible preferred stock (the "Series D Preferred Stock") for $1,000 cash per share, which is the stated value per share. In August 1999, the Company issued a total of 1,200 shares of the Series D Preferred Stock in consideration for $1,200,000. The balance of $2,300,000 for the remaining 2,300 shares of Series D Preferred Stock is being held in escrow pending authorization by the Company's stockholders of a sufficient number of shares of the Company's common stock to cover those shares underlying the Series D Preferred Stock.

     The holder of the Series D Preferred Stock is entitled to 6% annual dividends, payable quarterly. The Series D Preferred Stock contains a liquidation preference equal to the sum of the stated value of each share plus an amount equal to 30% of the stated value plus the aggregate of all accrued and unpaid dividends on each share of Series D Preferred Stock until the most recent dividend payment date or date of liquidation, dissolution or winding up of the Company.

                         EQUITEX, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

18.  Stockholders' equity (continued):

     Series D convertible preferred stock (continued):

     The Series D Preferred Stock is convertible into common stock at any time at a conversion price per share of common stock, equal to 65% of the average closing bid price of the Company's common stock as specified in the agreement. Because this preferred stock contained an immediate beneficial conversion feature, both additional paid-in capital and the accumulated deficit were increased by $1,884,615, the amount of discount resulting form the beneficial conversion feature. The holder is entitled to receive a cumulative annual dividend of $60 per share, payable quarterly, and has preference to any other dividends which might be paid by the Company. The dividend is payable either in cash or in shares of the Company's common stock, at the discretion of the Company.

     Series E convertible preferred stock:

     In connection  with the FBMS acquisition,  the Company issued 250 shares of
       Series E Convertible Preferred Stock (the "Series E Preferred Stock") valued at approximately $2,531,000, and contingent consideration consisting of up to 750 shares of Series E Preferred Stock, which include potential "Bonus Shares" issuable by the Company, as specified in the Acquisition Agreement.

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

     Common stock:

     During 1999, the Company sold 350,312 shares of common stock in a private placement for cash of $3.25 per share. In addition a note holder exchanged a note and accrued interest totaling $158,236 for 48,688 shares of the Company's common stock.

     During 1999, employees and officers of the Company exercised options to purchase 665,600 shares of common stock for $2,094,546. In addition, 337,500 shares were issued pursuant to warrant exercises for $2,613,675.

                         EQUITEX, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

18.  Stockholders' equity (continued):

     Common stock (continued):

     During 1998, the Company sold to an officer, 10,000 shares of common stock at $1.16 per share. Another 139,200 shares were sold to outside directors at $1.16 per share. Common stock sales to unrelated individuals during 1998 were as follows:

                  Share price                            Number sold
                  -----------                            -----------
                    $ .75                                  330,000
                    $1.16                                  350,000
                    $3.25                                  306,000

     In March 1998, the Company's Board of Directors authorized a private placement offering of up to 500,000 shares of the Company's common stock at $1.16 per share. As of the close of the private placement on May 21, 1998, 499,200 shares were sold.

     On June 29, 1998, the Company's Board of Directors authorized an additional private placement of up to 750,000 shares of the Company's common stock at $3.25 per share. As of December 31, 1998, 306,000 shares were sold under this placement.

     During December of 1997, the Company's president purchased 270,000 shares of common stock at $.75 each.

     Stock options and warrants:

     In 1993, the Company  adopted two stock option plans: the 1993 Stock option
       Plan (the "Option Plan") and the 1993 Stock Option Plan for Non-Employee Directors (the "Directors' Plan"). In January 1999, the Company's Board of Directors adopted an incentive stock option plan covering up to 1,000,000 shares of the Company's common stock. During the year ended December 31, 1999, the Company granted incentive stock options for 29,000 shares and 8,000 shares to the Company's officers and employees, respectively. In addition, non-statutory stock options for 472,000 and 491,000 shares were granted to officers and directors, respectively. All options were granted at a price of $6.75 per share which represents fair market value at the grant date.

                         EQUITEX, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

18.  Stockholders' equity (continued):

     Stock options and warrants:

     In 1999 and 1998, the Board of Directors granted the following stock options to officers and employees of the Company:

                                                        Number       Option
                      Option type         Grantee      of shares     price
                      -----------         --------     ---------     ------

         1999:        Inventive           Officers       477,700     $ 6.75
                      Non-qualified       Officers       522,300     $ 6.75
                                                       ---------
                                                       1,000,000
                                                       =========
         1998:        Incentive           Officer         62,000     $ 3.19
                      Non-qualified       Officers       447,655     $ 3.19
                      Non-qualified       Employees       28,800     $ 3.19
                                                      ----------
                                                         538,455
                                                      ==========

     A summary of the status of the Company's stock options and weighted average exercise prices is as follows:

                              1993 Plans        1999 Plan             Total
       -------------------------------------------------------------------------
                                     Weighted          Weighted         Weighted
                                     average           average          average
                                     exercise          exercise         exercise
                            Shares    price    Shares   price    Shares   price
       -------------------------------------------------------------------------

       January 1, 1997      311,545   $3.00                      311,545  $3.00
        Granted
        Exercised
        Canceled/expired
                           --------   -----  ---------  -----  ---------  -----
       December 31, 1997    311,545    3.00                      311,545   3.00
        Granted             538,455    3.19                      538,455   3.19
        Exercised           (98,000)   3.05                      (98,000)  3.05
        Canceled/expired
                           --------   -----  ---------  -----  ---------  -----
       December 31, 1998    752,000    3.13                      752,000   3.13

        Granted                              1,000,000  $6.75  1,000,000   6.75
        Exercised          (665,600)   3.19                     (665,600)  3.19
        Canceled/expired
                           --------   -----  ---------  -----  ---------  -----
       December 31, 1999     86,400   $3.19  1,000,000  $6.75  1,086,400  $6.46
                           ========   =====  =========  =====  =========  =====

       Options outstanding and exercisable at:

          December 31, 1998      749,000            $3.13
          December 31, 1999    1,086,400            $6.46

                         EQUITEX, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

18.  Stockholders' equity (continued):

     Stock options and warrants (continued):

     Options exercisable at December 31, 1999 expire from 2004 through 2005. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common share would have increased to the pro forma amounts indicated below:

                                                         1999          1998
                                                     ------------  ------------
         Net loss applicable to common stockholders/
          decrease in net assets, as reported        $(10,985,572)  $(1,981,299)
         Net loss applicable to common stockholders/
          decrease in net assets, pro forma          $(14,416,572)  $(2,724,153)
         Net loss/decrease in net assets per
          share, as reported                         $      (1.64)  $      (.45)
         Net loss/decrease in net assets per
          share, pro forma                           $      (2.15)  $      (.62)

     The fair value of each option granted during 1999 was estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were utilized:

                                                       1999             1998
                                                    -----------     -----------
         Expected dividend yield                       0                0
         Expected stock price volatility               71%              83%
         Risk-free interest rate                       6%               6.5%
         Expected life of options                      3 years          5 years

     In connection with the Company's private placements of common and preferred stock in 1999, the Company issued warrants to purchase 397,500 shares of common stock at a weighted average exercise price of $7.99 per share. During 1999, 337,500 of these warrants were exercised, and 60,000 warrants remain outstanding and exercisable at a weighted average exercise price of $9.82 at December 31, 1999. These warrants expire in February 2002.

     In 1999, a warrant to purchase 50,000 shares of the Company's common stock at $3.75 per share was granted to an unrelated entity for services valued at $150,000.

                         EQUITEX, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

19.    Operating segments:

     In 1999, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN
       ENTERPRISE AND RELATED INFORMATION, which establishes reporting and disclosure standards for an enterprise's operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company's senior management.

     Beginning in 1999, in connection with the Company's acquisitions, the Company has three reportable segments: The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective business units. As of and during the year ended December 31, 1999, the segment results were as follows:


                                        Sporting
                                        goods/        Corporate activities
                          Financial     product     ------------------------
                          services      related     Investments    Other         Total
                         -----------   ----------   ----------   -----------   -----------
       Revenues          $ 1,547,754   $  738,456                $   133,054   $ 2,419,264
       Segment loss       (4,153,125)    (800,997)  $ (571,257)   (2,191,180)   (7,716,559)
       Total assets       35,851,114    1,211,539    2,915,435     1,619,349    41,744,937
       Capital
        expenditures         135,329      122,335                     20,361       278,025
       Depreciation and
        amortization         737,629       87,954                     12,776       838,359

20.  Fourth-quarter adjustments:

     During  the  fourth  quarter  of 1999,  in  connection  with the  Company's evaluation of its investments in available-for-sale securities, management determined that a decline in the value of its investment in RDM Sports Group, Inc. was other than temporary. As a result of this determination, the Company recorded an adjustment to decrease the unrealized loss of $1,201,355 on this investment, previously recorded as a component of stockholders' equity, and recorded a realized loss of $1,201,355 in the 1999 statement of operations. The Company also recorded a $70,000 impairment charge related to cost basis investments in the fourth quarter

     In addition, management became aware of certain loan losses that had not been adequately provided for by FBMS at the date of acquisition the allocation of the FBMS purchase price during the fourth quarter of 1999, and determined that an adjustment was necessary to more reasonably allocate the excess of consideration over the net tangible assets acquired. The Company recorded an adjustment to increase goodwill by approximately $9,700,000 and decrease the amount of net tangible assets acquired.

                         EQUITEX, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

21.  Proposed business transactions:

     Proposed sale of nMortgage, Inc.:

     On September 22, 1999, the Company entered into a letter of intent, whereby all of the  outstanding  common  stock of  nMortgage is to be acquired by
       Innovative Gaming Corporation of America ("IGCA"), an SEC reporting company whose common stock trades on the Nasdaq SmallCap Market. Under the terms of this proposed transaction, in exchange for all outstanding shares of nMortgage, Inc., the Company and the other nMortgage shareholders are to receive approximately 46,000,000 shares of IGCA common stock, assuming that there will be approximately 16,000,000 shares of IGCA common stock outstanding on a fully-diluted basis, before the transaction.

     IGCA was formed in 1991 to  develop,  manufacture,  market  and  distribute
       specialty  video  gaming  machines.   As  a  condition  of  the  proposed
       transaction, IGCA is to dispose of its gaming assets, resulting in nMortgage as the sole business operation of IGCA.

     There are a number of material conditions that must be satisfied prior to the completion of this transaction, including any required approval by the Company's shareholders, the disposal of IGCA's gaming assets, the negotiation and execution of a definitive agreement between the Company and IGCA, and approval from all governmental bodies or agencies and regulatory authorities. There is no assurance that the conditions summarized above will be satisfied, or that the transaction will occur consistent with the terms outlined above.

     Proposed transactions with First TeleBanc Corp.:

     On May 4, 1999, the Company  entered  into a definitive  agreement  whereby
       First TeleBanc Corp. ("First TeleBanc"), a single bank holding company based in Boca Raton, Florida, is to merge with and into the Company, with the Company being the surviving corporation (the "TeleBanc Merger"). First TeleBanc owns all of the issued and outstanding stock of 1st National Bank, a national banking association. Consummation of the TeleBanc Merger is subject to a number of conditions, including approval by the Federal Reserve Bank of Atlanta, Georgia, the distribution of certain of the Company's assets to a new wholly-owned subsidiary and the "spin-off" of that subsidiary, and the approval of the TeleBanc Merger by the Company's shareholders.

                                  EQUITEX, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                   SCHEDULE II


                         Column A    Column B   Column C   Column D    Column E

                                                Charged
                         Balance      Charged   to other                Balance
                         beginning   to costs/  accounts-               at end
                         of period   expenses   describe   Deductions  of period
                         ---------   --------   --------   ----------  ---------

FOR THE YEAR ENDED
DECEMBER 31, 1999:

Allowance for
 uncollectible
 accounts:

   Mortgage loans held
      for sale          $1,386,000          -          -           -  $1,386,000
   Mortgage loans
      receivable            57,500          -          -           -      57,500
   Notes receivable            100     45,601     10,874(*)        -      56,575
   Interest receivable       1,830          -          -      (1,765)         65
   Accounts receivable      57,705          -          -      (9,109)     48,596

FOR THE YEAR ENDED
DECEMBER 31, 1998:

Allowance for
 uncollectible
 accounts:

   Notes receivable      $  40,293  $       -  $       -    $ (40,193) $     100
   Interest receivable          35      1,795          -            -      1,830
   Accounts receivable      53,742      3,936          -            -     57,705

FOR THE YEAR ENDED
DECEMBER 31, 1997:

Allowance for
 uncollectible
 accounts:

   Notes receivable      $     100  $  40,193  $       -    $       -  $  40,293
   Interest receivable          35          -          -            -         35
   Accounts receivable       2,943     50,799          -            -     53,742


(*) Amount was reclassified between the allowance for uncollectible interest and accounts receivable.

                                  EQUITEX, INC.
             UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION

The following unaudited pro forma consolidated balance sheet and statements of operations present the pro forma consolidated financial position and operations of Equitex, Inc. at December 31,1998 and for the year then ended. Because the Company withdrew its election to be a BDC on January 4, 1999, this unaudited pro forma information reflects the December 31, 1998 financial information as if the Company were an operating company rather thana BDC for all of 1998. As a result of being an operating company, the 1998 pro forma unaudited financial information is presented on a consolidated basis and includes the accounts of Equitex, Inc., its wholly-owned subsidiary First Teleservices Corporation, which was acquired in August 1998 and two majority-owned subsidiaries, VP Sports, Inc. and Triumph Sports, Inc., which were formed in December 1997 and January 1998, respectively. Pro forma adjustments were made for revaluing certain investments from fair market value to cost, consolidating three entities versus carrying them as investments at fair value, eliminating all intercompany receivables, payables, income and expense, and recording gains and losses on trading securities.

                                  EQUITEX, INC.
                 PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                          DECEMBER 31, 1998 (UNAUDITED)
                            (As if operating company)

ASSETS
Current assets:
     Receivables .............................................      $    71,090
     Inventories .............................................          119,698
     Other current assets ....................................            5,530
     Notes receivable ........................................          101,948
     Investments .............................................        1,467,689
                                                                    -----------
                                                                      1,765,955

Net fixed assets .............................................          153,876
Other assets:
     Investment in First TeleBanc ............................          725,000
     Other investments .......................................          195,000
     Intangible assets .......................................          975,746
     Deposits and other ......................................          196,619
                                                                    -----------
                                                                    $ 4,012,196
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Notes payable ...........................................      $   411,575
     Accounts payable and other accrued liabilities ..........          996,552
     Accrued bonus to officer ................................          676,168
                                                                    -----------
                                                                      2,084,295

Minority interest ............................................          215,429

STOCKHOLDERS' EQUITY
     Common stock ............................................          108,353
     Additional paid-in capital ..............................        7,368,624
     Accumulated comprehensive other income ..................            2,732
     Accumulated deficit .....................................       (5,653,200)
     Less: treasury stock at cost ............................         (114,037)
                                                                    -----------
                                                                    $ 4,012,196
                                                                    ===========

                                  EQUITEX, INC.
                   PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                    YEAR ENDED DECEMBER 31, 1998 (UNAUDITED)
                            (As if operating company)


REVENUES
     Sales, consulting and other fees ........................      $   574,425
     Interest and dividend income ............................            7,052
     Gain (loss) on trading securities .......................          105,367
                                                                    -----------
                                                                        686,844

EXPENSES
     Cost of goods sold ......................................          201,898
     Advertising and promotion ...............................           54,088
     Interest ................................................          112,040
     Bad debt expense ........................................          (34,435)
     Depreciation and amortization ...........................           37,512
     General and administrative ..............................        3,178,710
                                                                    -----------
                                                                      3,549,813
                                                                    -----------
     Income (loss) before minority interest
       and taxes .............................................       (2,862,969)

     Minority interest in income (loss) ......................           34,571
                                                                    -----------

     Income (loss) before income taxes .......................       (2,828,398)

     Provision for income taxes - deferred ...................          (63,180)
                                                                    -----------

     Net income (loss) .......................................       (2,891,578)

     Other comprehensive income, net of tax
        Unrealized holding gains (losses) on
        securities arising during period .....................            2,732
                                                                    -----------

     Comprehensive income (loss) .............................      $(2,888,846)
                                                                    ===========

     Basic and diluted net income (loss) per
       common share ..........................................      $      (.65)
                                                                    ===========

     Weighted average number of common shares ................        4,416,988
                                                                    ===========