Form 10-Q
period 2000-03-31
EQUITEX INC
filed 2000-05-22
CIK 716101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2000


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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding at May 15, 2000: 7,106,943

                                  EQUITEX, INC.

PART I  FINANCIAL INFORMATION                                               Page
                                                                            ----

        Item 1.  Financial statements:

                 Independent Accountants Report on condensed
                 consolidated financial statements                             3

                 Condensed consolidated balance sheets - March
                 31, 2000 and December 31, 1999                                4

                 Condensed consolidated statements of operations-
                 three months ended March 31, 2000 and 1999                    5

                 Condensed consolidated statement of changes in
                 stockholders' equity - three months ended March
                 31, 2000                                                    6-7

                 Condensed consolidated statements of cash
                 flows - three months ended March 31, 2000, and 1999         8-9

                 Notes to condensed consolidated financial statements      10-14

        Item 2.  Management's discussion and analysis of financial         15-17
                 condition and results of operations

        Item 3.  Quantitative and qualitative disclosures of market risk      17

PART II OTHER INFORMATION

        Item 1.  Legal proceedings                                            18

        Item 2.  Changes in securities and use of proceeds                    18

        Item 3.  Defaults upon senior securities                              18

        Item 4.  Submission of matters to a vote of security holders          18

        Item 5.  Other information                                            18

        Item 6.  Exhibits and reports on Form 8-k                             18

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Equitex, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Equitex, Inc. and subsidiaries as of March 31, 2000, and the related condensed consolidated statements of operations, stockholders' equity, and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated April 10, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
May 18, 2000

                         EQUITEX, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       March 31,    December 31,
                                                         2000           1999
                                                     -----------    -----------
                                                     (Unaudited)

Cash and cash equivalents ......................     $   721,832    $   783,606
Mortgage loans held for sale, net ..............       6,688,344     14,787,080
Receivables, net:
     Related parties ...........................       1,012,017        958,810
     Other .....................................       1,055,964        504,571
Inventories ....................................         109,622        167,346
Investments:
     Equity investments ........................       1,774,404      1,707,898
     Other investments .........................       1,801,570      1,767,537
Furniture, fixtures and equipment, net .........         952,382      1,058,032
Intangible and other assets, net ...............      19,627,902     20,010,057
                                                     -----------    -----------

                                                     $33,744,037    $41,744,937
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Warehouse loans ...........................     $10,596,137    $18,582,351
     Accounts payable ..........................       1,763,405      1,584,926
     Accrued liabilities:
       Related parties .........................         561,311        454,235
       Others ..................................       2,196,408      2,773,989
     Notes and advances payable:
       Related parties .........................       1,209,550        832,000
       Others ..................................       1,883,055      1,941,954
                                                     -----------    -----------
Total liabilities ..............................      18,209,866     26,169,455
                                                     -----------    -----------

Minority interest ..............................       7,995,070      6,473,070
                                                     -----------    -----------

Commitments and contingencies

Stockholders' equity:
     Convertible preferred stock; par value $1,000;
     4,500 shares authorized:
         Series D, 6%, 1,200 shares issued and
         outstanding; liquidation preference
         $1,602,700                                    1,200,000      1,200,000
         Series E, 250 shares issued and outstanding     250,000        250,000
     Common stock, par value $.02; 7,500,000
       shares authorized; 7,140,293 shares issued;
        7,106,943 shares outstanding ...........         142,806        142,806
     Additional paid-in capital ................      19,166,127     18,820,223
     Accumulated deficit .......................     (13,105,795)   (11,196,580)
     Less treasury stock at cost (33,350 shares)        (114,037)      (114,037)
                                                     -----------    -----------
Total stockholders' equity .....................       7,539,101      9,102,412
                                                     -----------    -----------

                                                     $33,744,037    $41,744,937
                                                     ===========    ===========

            See notes to condensed consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (UNAUDITED)

                                                        2000            1999
                                                     -----------    -----------
Revenues:
     Product sales .............................     $   115,564    $   222,348
     Loan production and processing revenues ...         196,475
     Secondary marketing revenues, net .........         860,575
     Interest and dividend income ..............         229,315         12,050
     Other .....................................          55,364         32,647
                                                     -----------    -----------

                                                       1,457,293        267,045
                                                     -----------    -----------
Expenses:
     Cost of product sales .....................          72,633        131,086
     Loan production and processing ............         593,374
     Selling,  general and administrative ......       2,641,878        901,957
                                                     -----------    -----------

                                                       3,307,885      1,033,043
                                                     -----------    -----------

Loss from operations ...........................      (1,850,592)      (765,998)
                                                     -----------    -----------

Other income (expenses):
     Investment gains, net .....................         154,125        299,653
     Equity in earnings of affiliates ..........          66,506
     Interest expense:
       Related parties .........................         (40,058)
       Other ...................................        (315,796)       (20,786)
     Other income ..............................          76,600
                                                     -----------    -----------

                                                         (58,623)       278,867
                                                     -----------    -----------

Loss before minority interest ..................      (1,909,215)      (487,131)
Minority interest ..............................                         11,787
                                                     -----------    -----------

Net loss .......................................      (1,909,215)      (475,344)
Other comprehensive income,
     unrealized holding gains on investments ...                         35,851
                                                     -----------    -----------

Comprehensive loss .............................     $(1,909,215)   $  (439,493)
                                                     ===========    ===========


Net loss .......................................     $(1,909,215)   $  (475,344)
Amortization of discount on preferred stock ....                     (1,333,098)
Deemed preferred stock dividends ...............         (17,700)       (23,600)
                                                     -----------    -----------

Net loss applicable to common shareholders .....     $(1,926,915)   $(1,832,042)
                                                     ===========    ===========

Basic and diluted net loss per common share ....     $      (.27)   $      (.33)
                                                     ===========    ===========

Weighted average number of common
  shares outstanding ...........................       7,140,293      5,612,291
                                                     ===========    ===========

            See notes to condensed consolidated financial statements.

                         EQUITEX, INC., AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                        THREE MONTHS ENDED MARCH 31, 2000

                                   (UNAUDITED)



                              Convertible preferred stock      Common stock
                                -----------------------    ----------------------
                                  Shares       Amount        Shares      Amount
                                ----------   ----------    ---------   ----------
Balances, January 1, 2000 ...        1,450   $1,450,000    7,140,293   $  142,806
Subsidiary equity transaction
Net loss
                                ----------   ----------   ----------   ----------
Balances, March 31, 2000 ....        1,450   $1,450,000    7,140,293   $  142,806
                                ==========   ==========   ==========   ==========


                                   (Continued)

                         EQUITEX, INC., AND SUBSIDIARIES

                        THREE MONTHS ENDED MARCH 31, 2000

                                   (UNAUDITED)


                                                 Additional
                                  Treasury        paid-in       Accumulated
                                   stock          capital          Deficit         Total
                                ------------    ------------    ------------    ------------
Balances, January 1, 2000 ...   $   (114,037)   $ 18,820,223    $(11,196,580)   $  9,102,412
Subsidiary equity transaction                        345,904                         345,904
Net loss ....................                                     (1,909,215)     (1,909,215)
                                ------------    ------------    ------------    ------------
Balances, March 31, 2000 ....   $   (114,037)   $ 19,166,127    $(13,105,795)   $  7,539,101
                                ============    ============    ============    ============


            See notes to condensed consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (UNAUDITED)

                                                                   2000            1999
                                                                -----------    -----------
Cash flows used in operating activities:
Net loss ....................................................   $(1,909,215)   $  (475,344)
                                                                -----------    -----------
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
     Depreciation and amortization ..........................       544,458         17,644
     Gain on sale of subsidiary assets ......................       (76,620)
     Warrants issued for services ...........................                      150,000
     Provision for bad debts ................................        12,867
     Investment gain, net ...................................      (154,125)
     Equity in earnings of affiliates .......................       (66,506)
     Minority interest ......................................                      (11,787)
Changes in assets and liabilities:
     Decrease in investments in trading securities ..........       193,198         87,839
     Increase in investments in available-for-sale securities                      (35,851)
     Increase in equity investments .........................                     (250,000)
     Increase in receivables ................................       (39,496)      (520,129)
     Decrease in mortgage loans held for sale ...............     8,085,869
     Increase in inventories ................................       (10,338)       (22,974)
     Increase in other assets ...............................      (164,138)       (13,694)
     Increase in bank overdrafts ............................                      (12,666)
     Decrease in accounts payable and accrued liabilities ...      (292,026)      (282,256)
                                                                -----------    -----------

     Total adjustments ......................................     8,033,143       (893,874)
                                                                -----------    -----------

Net cash provided by (used in) operating activities .........     6,123,928     (1,369,218)
                                                                -----------    -----------

Cash flows from investing activities:

     Purchase of other investments ..........................       (12,471)      (175,000)
     Sales of other investments .............................         7,431
     Purchases of furniture, fixtures and equipment .........        (8,658)        (1,662)
     Repayment of loans and notes receivable ................         3,484
     Issuance of loans and notes receivable .................      (300,526)
     Increase in intangible and other assets ................                     (115,119)
                                                                -----------    -----------

Net cash used in investing activities .......................      (310,740)      (291,781)
                                                                -----------    -----------

Cash flows from financing activities:

     Common stock issued for cash ...........................                    1,214,650
     Preferred stock issued for cash ........................                    1,950,000
     Issuance of notes payable ..............................       447,721         18,199
     Repayment of notes payable .............................      (129,070)        (1,431)
     Warehouse loans ........................................    (7,986,214)
     Proceeds from subsidiary stock transactions ............     1,792,601
                                                                -----------    -----------

Net cash (used in) provided by financing activities .........    (5,874,962)     3,181,418
                                                                -----------    -----------

            See notes to condensed consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (UNAUDITED)

                                                                   2000            1999
                                                                -----------    -----------
Change in cash and cash equivalents .........................       (61,774)     1,520,419

Cash and cash equivalents, beginning ........................       783,606           --
                                                                -----------    -----------

Cash and cash equivalents, ending ...........................   $   721,832    $ 1,520,419
                                                                ===========    ===========


Supplemental disclosure of cash flow information:

     Cash paid for interest: ................................   $   335,879    $    21,829
                                                                ===========    ===========


Supplemental disclosure of non-cash
 investing and financing activities:

     Sale of subsidiary assets:
       Equipment ............................................   $    38,500
       Intangible assets ....................................        84,880
       Inventory ............................................        68,062
       Note receivable issued in exchange ...................      (268,062)
                                                                -----------

       Gain on sale of subsidiary assets ....................   $   (76,620)
                                                                ===========

     Common stock issued in satisfaction of
       note payable .........................................                  $   150,000
                                                                               ===========

     Amortization of discount on preferred stock ............                  $ 1,333,098
                                                                               ===========

            See notes to condensed consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

1.   Basis of presentation:

     The condensed  consolidated  financial  statements  of Equitex,  Inc.  (the
       "Company") for the three-month periods ended March 31, 2000 and 1999, have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of March 31, 2000, and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments. The condensed consolidated balance sheet as of December 31, 1999, has been derived from the audited consolidated balance sheet of the Company as of that date.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company's Form 10-K annual report for 1999, filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year.

     The  consolidated  financial  statements  as of March 31, 2000  include the accounts of Equitex, Inc., and the following significant subsidiaries: nMortgage, Inc. ("nMortgage") and its wholly- owned subsidiary First Bankers Mortgage Services, Inc. ("FBMS"), First Teleservices Corporation ("FTC"), and Triumph Sports Group, Inc. ("Triumph"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Minority interest at March 31, 2000, represents preferred stock of FBMS and nMortgage. During the three months ended March 31, 2000, nMortgage issued 1,522,000 shares of Series A preferred stock for $1,522,000. As a result, minority interest increased from $6,473,070 at December 31, 1999 to $7,995,070 at March 31, 2000. During the three months ended March 31, 2000, net losses incurred by the Company's majority owned subsidiaries exceeded the minority interest in the common equity (deficiency) of the subsidiaries. As a result, the excess of losses applicable to the minority interest have been charged against the Company and no minority interest is reflected in the Company's 2000 statement of operations.

2.   Commitments and contingencies:

     Litigation:

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows of the Company.

                         EQUITEX, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

2.   Commitments and contingencies (continued):

     Minimum regulatory capital requirements:

     FBMS is subject to various regulatory capital requirements administered by the various state banking agencies in certain states in which the Company is licensed to do business. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated results of operations, financial position and/or cash flows. At March 31, 2000, FBMS is not in compliance with all regulatory requirements in certain states.

3.   Stockholders' equity:

     Series A, B, and C convertible preferred stock:

     In January and February 1999, the Company issued a total of 2,100 shares of 6%, Series A, B, and C convertible preferred stock for $1,000 cash per share, which is the stated value per share. Each series of stock was convertible into common stock at any time by the holders at a conversion price equal to 65% of the average closing bid price of the Company's common stock as specified in the agreement.

     Because this preferred stock contained an immediate beneficial conversion feature, both additional paid-in capital and the accumulated deficit were increased by $1,333,098 during the first quarter of 1999, the amount of the discount due to this beneficial conversion feature. The holders were entitled to receive a cumulative annual dividend of $60 per share, payable quarterly, and had preference to any other dividends which might have been paid by the Company. The dividend was payable either in cash or in shares of the Company's common stock, at the Company's option. The preferred stockholders also received warrants to purchase a total of 250,000 shares of the Company's common stock at 120% of the market price as of the grant date. In addition, the placement agent was issued 20,000 shares of the Company's common stock, valued at $200,000 in exchange for services in connection with the preferred stock sales.

     In April 1999, all 2,100 shares of Series A, B and C convertible preferred stock, plus accumulated dividends on those shares, were converted into 320,528 shares of common stock, at an average conversion price of $6.63 per share.

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

                         EQUITEX, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999



3.   Stockholders' equity (continued):

     Series D convertible preferred stock (continued):

     The holder of each share of Series D Preferred Stock is entitled to a 6% cumulative annual dividend, payable quarterly. The dividend is payable either in cash or in shares of the Company's common stock, at the discretion of the Company. The Series D Preferred Stock contains a liquidation preference equal to the sum of the stated value of each share plus an amount equal to 100% of the stated value plus the aggregate of all accrued and unpaid dividends on each share of Series D Preferred Stock until the most recent dividend payment date or date of liquidation, dissolution or winding up of the Company.

     The Series D Preferred Stock is convertible into common stock at any time, at a conversion price per share of common stock equal to 65% of the average closing bid price of the Company's common stock as specified in the agreement. Because this preferred stock contained an immediate beneficial conversion feature, both additional paid-in capital and the accumulated deficit were increased by $1,884,615 during the third quarter of 1999, the amount of the discount due to this beneficial conversion feature.

     Series E convertible preferred stock:

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

4.   Subsidiary transactions:

     Effective  January  1,  2000,  Triumph  sold the  assets of one of its four retail stores in exchange for a $268,000 note  receivable.  In connection with this transaction, Triumph recorded a gain on the sale of approximately $76,600, which is presented as other income in the accompanying statement of operations.

     During the three months ended March 31, 2000, an officer/shareholder of the Company sold marketable securities to Triumph at his cost of $10,000. Triumph subsequently sold a portion of these marketable securities for approximately $278,000. The market value of the remaining securies held by the Company at March 31, 2000 was approximately $77,000. The difference between the cost and market value of these securities of $345,904 was recorded as an increase in additional paid-in capital during the quarter ended March 31, 2000.

                         EQUITEX, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

5.   Proposed business transactions:

     Proposed sale of nMortgage, Inc.:

     On December 31,  1999, the Company  entered  into an Agreement  and Plan of
       Merger, whereby all of the outstanding common stock of nMortgage is to be acquired by Innovative Gaming Corporation of America ("IGCA"), an SEC reporting company whose common stock trades on the Nasdaq SmallCap Market. Under the terms of this proposed transaction, in exchange for all outstanding shares of nMortgage, Inc., the Company and the other nMortgage shareholders are to receive, approximately 46,000,000 shares of IGCA common stock, assuming that there will be approximately 16,000,000 shares of IGCA common stock outstanding on a fully-diluted basis, before the transaction.

     IGCA was formed in 1991 to  develop,  manufacture,  market  and  distribute
       specialty  video  gaming  machines.   As  a  condition  of  the  proposed
       transaction, IGCA is to dispose of its gaming assets, resulting in nMortgage as the sole business operation of IGCA.

     There are a number of material  conditions  that must be satisfied prior to the completion of this transaction, including any required approval by the Company's shareholders, the disposal of IGCA's gaming assets, and approval from all governmental bodies or agencies and regulatory authorities. There is no assurance that the conditions summarized above will be satisfied, or that the transaction will occur consistent with the terms outlined above.

     Proposed transactions with First TeleBanc Corp.:

     On May 4, 1999, the Company  entered  into a definitive  agreement  whereby
       First TeleBanc Corp. ("First TeleBanc"), a single bank holding company based in Boca Raton, Florida, is to merge with the Company, with the Company being the surviving corporation (the "TeleBanc Merger"). First TeleBanc owns all of the issued and outstanding stock of 1st National Bank, a national banking association. Consummation of the TeleBanc Merger is subject to a number of conditions, including approval by the Federal Reserve Bank of Atlanta, Georgia, the distribution of certain of the Company's assets to a new wholly-owned subsidiary and the "spin-off" of that subsidiary, and the approval of the TeleBanc Merger by the Company's shareholders.

                         EQUITEX, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

6.   Operating segments:

     Asof and during the three month periods ended March 31, 2000, and 1999, the segment results were as follows:

     2000:
     ----
                                         Sporting goods/    Corporate activities
                             Financial       product     ---------------------------
                             services        related     Investments        Other         Total
                           ------------   ------------   ------------   ------------   ------------
     Revenues              $  1,305,945   $    115,564   $     35,420   $        364   $  1,457,293
     Segment gain (loss)     (1,708,014)       (16,089)       256,051       (441,163)    (1,909,215)
     Total assets            27,759,189      1,588,167      2,938,102      1,458,579     33,744,037


     1999:
     ----
                                         Sporting goods/    Corporate activities
                             Financial       product     ---------------------------
                             services        related     Investments        Other         Total
                           ------------   ------------   ------------   ------------   ------------
     Revenues              $              $    222,348   $     44,697   $              $    267,045
     Segment gain (loss)        (89,126)       (46,486)                     (339,732)      (475,344)


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

(a) Liquidity.
(b) Capital Resources.

During 1999, as the Registrant restructured its business from an investment company to an operating company, the Registrant relied primarily on private placements of equity securities to fund its operations and acquisitions as it sought to become a fully operating entity. Also during 1999, the Registrant divested certain of its portfolio securities providing additional liquidity and may continue to do so in 2000. Presently, all of the Registrant's subsidiaries operate on a stand-alone basis and each is individually responsible for its own liquidity. However, the Registrant may need to assist its subsidiaries from time-to-time should unforeseen liquidity issues arise. Should additional liquidity be necessary to fund the operations of its subsidiaries or to complete any merger or acquisition, the Registrant believes it has sources available, including the sales of certain investments or the private placement of equity securities, to cover any such needs.

Following the acquisition of FBMS through nMortgage in August 1999, the Registrant began incorporating major opeartional changes at nMortgage. The purpose of these changes is to significantly reduce nMortgage's operating overhead as it transitions from a traditional brick and mortar mortgage banker to a technology driven mortgage banker, broker and Internet solution provider to the mortgage industry. nMortgage is also seeking to mitigate the risk associated with the warehouse funding and subsequent sale of its mortgage portfolios by employing the "table funding" method described below for closing its retail mortgage loans. This restructuring continued during the first quarter of 2000. Additional capital expenditures have been incurred as nMortgage further develops its information technology in connection with its Internet- based product offerings.

Beginning in the second quarter of 2000, as nMortgage completes the first phase of the planned changes, it will initially rely primarily on origination and other loan related fees from lenders to whom it brokers mortgage loans. As nMortgage rolls out its business to business Internet solutions during the second and third quarters of 2000, additional fees will be recognized from fee-based programs for private labeling third party website solutions. This should generate additional loan-related as well as service-related fees.

Triumph and VP Sports both rely primarily on cash flows from operations for their working capital. In addition, during 1999 and 2000, Triumph received a cash infusion from the sale of an investment purchased from an officer of Triumph considerably below market value. This capital infusion provided additional cash of approximately $270,000 to operate its business and was considered a contribution of capital. The Registrant anticipates Triumph's liquidity and capital resources will be sufficient to fund its operations during the year 2000.

                                    ITEM TWO
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)


(c) Results of operations.

The Registrant fundamentally changed its operations during 1999 most notably with the acquisition of FBMS in August 1999. As a result, comparison of the results of operations for 1999 as compared to 2000 would not provide for a meaningful analysis. The discussion and analysis of the Registrant's results of operations have been analyzed with a view toward the Registrant's current and future business operations.

REVENUES: The Registrant's consolidated revenues for the quarter ended March 31, 2000 increased significantly when compared to March 31, 1999 as a result of the addition of nMortgage. Of the total consolidated revenues, approximately $1.2 million is attributable to nMortgage.

As discussed above, nMortgage is continuing to implement changes in its operations. During the quarter ended March 31, 2000, nMortgage was a company in transition. While continuing to offer retail mortgages through both traditional as well as Internet oriented channels, nMortgage began to transition from its practice of warehouse funding to table funding a majority of its mortgage loans. During the second quarter of 2000, nMortgage is expected to complete this transition and be table funding nearly 100% of its loans. This change results in the need for significantly fewer employees as the responsibilities for underwriting, post closing, closing, auditing and disbursing loans are transferred from nMortgage to the investors underwriting and funding the originations. Therefore, nMortgage is consolidating its operations and as a result continues to decrease its operating overhead. Two significant offices were closed resulting in certain write-offs and severance costs during the first quarter and continuing into the second quarter. As a result of these operational changes, nMortgage experienced an overall decrease in loan originations during the period as it trimmed its work force in anticipation of its Internet product roll-out. In addition, nMortgage saw a decrease in mortgage originations due to increasing interest rates. Financing of new home purchases decreased slightly while refinancings decreased significantly as interest rates reached levels at which most consumers chose not to refinance.

As nMortgage completes its "restructuring" program and fully integrates the table funding concept for its mortgage originations, a majority of nMortgage's revenues for the remainder of the year should be derived from origination fees. Once a mortgage originated by nMortgage is closed and funded by the lender, nMortgage will be paid its fee directly from that lender. nMortgage is continuing its restructuring program and anticipates it will not be fully completed until the third quarter of 2000. nMortgage debuted its second generation business to consumer website as well as its first business to business site during the beginning of the second quarter. As nMortgage's
Internet business to consumer and business to business technologies are introduced, nMortgage anticipates an increase in loan originations during the latter portion of 2000, compared to the first half of 2000.

Triumph, the second largest contributor to the Registrant's revenues, derived those revenues from product sales at its three retail locations. Total sales were down as compared to the prior year as a result of the divestiture of one of its retail locations. This sale did result in a gain of approximately $76,600, which is presented as other income.

The Registrant's revenues for the quarter on a stand-alone basis consisted solely of interest income related to certain long-term and short-term loans to non-affiliated entities. As a holding company, the Registrant has no significant sources of revenue other than those of its operating subsidiaries. The Registrant partially offset its operating overhead during 1999 from the sales of certain investments which is considered other income not revenue. For the year 2000, the Registrant may continue to divest certain of its investments to cover its operating overhead as it continues to work toward completion of its merger with First TeleBanc Corp.

                                    ITEM TWO
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)

EXPENSES: Of the Registrant's total expenses on a consolidated basis for the quarter ended March 31, 2000, approximately $2,600,000 are attributable to nMortgage, $450,000 to Equitex, $62,000 to First Teleservices and $182,000 to Triumph. This is an increase of approximately 220% when compared to the previous year as a result of the addition of nMortgage.

A majority of the total expenses are selling, general and administrative expenses with nMortgage accounting for approximately $2,000,000 of the total $2,641,878. As stated above, nMortgage continues to decrease its operating overhead mainly through employee layoffs and office closures the benefits of which may not be fully realized until the third quarter of 2000. Of the approximately $2,000,000 of expenses for nMortgage, approximately $463,000 is the amortization of goodwill. The remaining portion of expenses attributable to Equitex, Triumph and First TeleServices did not change significantly when compared to the previous year's quarter.

OTHER INCOME (EXPENSES): Other income (expense) includes net investment gain of $154,125 a majority of which is the unrealized gain on certain of the Registrant's investments, equity in gains of affiliates of $66,506, interest expense of $352,732 and other income of $73,478 from Triumph's sale of assets.

Of the total interest expense, approximately $317,000 is attributable to nMortgage. This expense is related to nMortgage's warehouse lines of credit which totaled approximately $10,600,000 at March 31, 2000 down from approximately $18,600,000 at December 31, 1999. As a result of nMortgage's transition from warehouse funding to table funding its loans, it is anticipated the warehouse lines of credit will be paid down during the second quarter of 2000 to below $1,000,000. This will significantly decrease interest costs to nMortgage for the second quarter and beyond.

Equity in gains of affiliates corresponds to the Registrant's 35.7% ownership interest in VP Sports which is accounted for on an equity basis. VP Sports' business is seasonal and traditionally, the first and second calendar quarters are the peak sales periods for VP with the latter portion of the year being the slowest.

NET LOSS: Of the net loss for the quarter ended March 31, 2000, approximately $1,702,000 is attributable to nMortgage, approximately $185,000 to Equitex, approximately $6,000 to First TeleServices and approximately $16,000 to Triumph. This compares to a net loss of $439,493 for the quarter ended March 31, 1999 which did not include the operations of nMortgage.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS: Net loss applicable to common stockholders was $1,926,915 for the quarter ended March 31, 2000 This amount includes deemed preferred stock dividends on the outstanding Series D preferred stock of the Registrant of $17,700 for the quarter.


                                   ITEM THREE
             QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Not applicable

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

     (b) None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EQUITEX, INC.
                                       (Registrant)



Dated: May 22, 2000                    By: /s/ Henry Fong
                                           ---------------------
                                           Henry Fong
                                           President, Treasurer and Chief
                                           Financial Officer