Form 10-Q
period 2000-06-30
EQUITEX INC
filed 2000-08-17
CIK 716101

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended JUNE 30, 2000

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding at August 14, 2000: 7,106,943

                         EQUITEX, INC. AND SUBSIDIARIES



PART I    FINANCIAL INFORMATION                                             Page
                                                                            ----

          Item 1.   Financial statements:

                    Independent accountants' report                            3

                    Condensed consolidated balance sheets - June
                    30, 2000 and December 31, 1999                             4

                    Condensed consolidated statements of operations-
                    three and six months ended June 30, 2000 and 1999          5

                    Condensed consolidated statement of changes in
                    stockholders' equity - six months ended June 30, 2000    6-7

                    Condensed consolidated statements of cash
                    flows - six months ended June 30, 2000, and 1999         8-9

                    Notes to condensed consolidated financial statements   10-17

          Item 2.   Management's discussion and analysis of financial
                    condition and results of operations                    18-22

          Item 3.   Quantitative and qualitative disclosures of market
                    risk                                                      22

PART II   OTHER INFORMATION

          Item 1.   Legal proceedings                                         23

          Item 2.   Changes in securities and use of proceeds                 23

          Item 3.   Defaults upon senior securities                           23

          Item 4.   Submission of matters to a vote of security holders       23

          Item 5.   Other information                                         23

          Item 6.   Exhibits and reports on Form 8-K                          23

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Equitex, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Equitex, Inc. and subsidiaries as of June 30, 2000, and the related condensed consolidated statements of operations for the three-month and six-month periods then ended, and the condensed consolidated statements of stockholders' equity and cash flows for the six-month period then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated April 10, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

GELFOND HOCHSTADT PANGBURN, P.C.




Denver, Colorado
August 14, 2000

                         EQUITEX, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                      June 30,     December 31,
                                                        2000           1999
                                                   -------------   ------------
                                                      (Unaudited)

Cash and cash equivalents ........................  $    220,161   $    783,606
Mortgage loans held for sale, net ................                   14,787,080
Receivables, net:
  Related parties ................................       705,468        958,810
  Other ..........................................       770,769        504,571
Inventories ......................................       103,615        167,346
Investments:
  Equity investments .............................     1,145,000      1,707,898
  Other investments ..............................     1,397,214      1,767,537
Furniture, fixtures, and equipment, net ..........       162,260      1,058,032
Intangible and other assets, net .................     3,776,653     20,010,057
                                                    ------------   ------------
                                                    $  8,281,140   $ 41,744,937
                                                    ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Warehouse loans ................................                 $ 18,582,351
  Accounts payable ...............................  $    193,456      1,584,926
  Accrued liabilities:
    Related parties ..............................       586,456        454,235
    0thers .......................................        77,804      2,773,989
  Notes and advances payable:
    Related parties ..............................     1,232,550        832,000
    Others .......................................       138,547      1,941,954
                                                    ------------   ------------
      Total liabilities ..........................     2,228,813     26,169,455
                                                    ------------   ------------

Minority interest ................................     5,488,070      6,473,070
                                                    ------------   ------------
Commitments and contingencies

Stockholders' equity:
  Convertible preferred stock; par value $1,000;
    4,500 shares authorized:
      Series D, 6%; 1,200 shares issued and
       outstanding; liquidation
       preference $1,585,000 .....................     1,200,000      1,200,000
      Series E; 250 shares issued and outstanding        250,000        250,000
   Common stock, par value $.02; 7,500,000
     shares authorized; 7,140,293 shares issued;
     7,106,943 shares outstanding ................       142,806        142,806
   Additional paid-in capital ....................    19,166,127     18,820,223
   Accumulated deficit ...........................   (20,080,639)   (11,196,580)
   Less treasury stock at cost (33,350 shares) ...      (114,037)      (114,037)
                                                    ------------   ------------
      Total stockholders' equity .................       564,257      9,102,412
                                                    ------------   ------------
                                                    $  8,281,140   $ 41,744,937
                                                    ============   ============

           See notes to condensed consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                    Three months                    Six months
                                                    ended June 30,                ended June 30,
                                                 2000            1999           2000          1999
                                              -----------    -----------    -----------    -----------
Revenues:
 Product sales ............................   $   105,024    $   187,341    $   220,588    $   409,689
 Loan production and processing revenues ..        96,590                       293,065
 Secondary marketing revenues, net ........        10,559                       871,134
 Interest and dividend income .............       105,340         48,766        334,655         60,815
 Other ....................................         3,914                        59,278         32,647
                                              -----------    -----------    -----------    -----------
                                                  321,427        236,107      1,778,720        503,151
                                              -----------    -----------    -----------    -----------
Expenses:
 Cost of product sales ....................        63,688        111,466        136,321        242,552
 Loan production and processing ...........       146,361                       739,735
 Selling, general and administrative ......     1,429,242        845,315      4,071,120      1,747,272
 Loss on FBMS rescission (Note 2) .........     4,439,000                     4,439,000
                                              -----------    -----------    -----------    -----------
                                                6,078,291        956,781      9,386,176      1,989,824
                                              -----------    -----------    -----------    -----------
Loss from operations ......................    (5,756,864)      (720,674)    (7,607,456)    (1,486,673)
                                              -----------    -----------    -----------    -----------
Other income (expenses):
 Investment (losses) gains, net ...........      (256,915)      (121,844)      (102,790)       177,810
 Equity in (losses) earnings of affiliates       (629,404)       151,500       (562,898)       151,500
 Interest expense:
   Related parties ........................       (74,560)                     (114,618)
   Other ..................................      (257,101)        (6,766)      (569,775)       (27,552)
 Other income .............................                                      73,478
                                              -----------    -----------    -----------    -----------
                                               (1,217,980)        22,890     (1,276,603)       301,758
                                              -----------    -----------    -----------    -----------

Loss before minority interest .............    (6,974,844)      (697,784)    (8,884,059)    (1,184,915)
Minority interest .........................                       16,260                        28,047
                                              -----------    -----------    -----------    -----------
Net loss ..................................    (6,974,844)      (681,524)    (8,884,059)    (1,156,868)
Other comprehensive income, unrealized
 holding (losses) gains on investments ....                      (20,228)                       15,623
                                              -----------    -----------    -----------    -----------
Comprehensive loss ........................   $(6,974,844)   $  (701,752)   $(8,884,059)   $(1,141,245)
                                              ===========    ===========    ===========    ===========

Net loss ..................................   $(6,974,844)   $  (701,752)   $(8,884,059)   $(1,141,245)
Amortization of discount on preferred stock                   (1,333,098)                   (1,333,098)
Deemed preferred stock dividends ..........       (18,200)        (2,600)       (35,900)       (26,300)
                                              -----------    -----------    -----------    -----------
Net loss applicable to common
  shareholders ............................   $(6,993,044)   $(2,037,450)   $(8,919,959)   $(2,500,643)
                                              ===========    ===========    ===========    ===========
Basic and diluted net loss per common
  share ...................................   $      (.98)   $      (.30)   $     (1.25)   $      (.40)
                                              ===========    ===========    ===========    ===========
Weighted average number of common
  shares outstanding ......................     7,140,293      6,854,356      7,140,293      6,236,754
                                              ===========    ===========    ===========    ===========

           See notes to condensed consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)

                                              Convertible preferred stock         Common stock
                                              --------------------------    -------------------------

                                                Shares          Amount        Shares          Amount
                                              -----------    -----------    -----------    -----------

Balances, January 1, 2000 .................         1,450    $ 1,450,000      7,140,293    $   142,806

Subsidiary equity transaction

Net loss
                                              -----------    -----------    -----------    -----------

Balances, June 30, 2000 ...................         1,450    $ 1,450,000      7,140,293    $   142,806
                                              ===========    ===========    ===========    ===========

                                  (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                         SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)

                                                             Additional
                                               Treasury        paid-in      Accumulated
                                                 stock         capital        deficit          Total
                                              -----------    -----------    ------------    -----------

Balances, January 1, 2000 .................   $  (114,037)   $18,820,223    $(11,196,580)   $ 9,102,412

Subsidiary equity transactions ............                      345,904                        345,904

Net loss ..................................                                   (8,884,059)    (8,884,059)
                                              -----------    -----------    ------------    -----------

Balances, June 30, 2000 ...................   $  (114,037)   $19,166,127    $(20,080,639)   $   564,257
                                              ===========    ===========    ============    ===========

           See notes to condensed consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                         2000           1999
                                                    ------------   ------------
Cash flows used in operating activities:

Net loss .........................................  $ (8,884,059)  $ (1,156,868)
                                                    ------------   ------------
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization ...............     1,087,393         35,880
     Loss on FBMS rescission .....................     4,439,000
     Gain on sale of subsidiary assets ...........       (76,620)
     Stock issued for services ...................                      150,000
     Provision for bad debts .....................        22,628
     Investment gain, net ........................       102,790       (177,810)
     Equity in earnings of affiliates ............       562,898       (151,500)
     Minority interest ...........................                      (28,047)
     Changes in assets and liabilities:
       Decrease in investments in trading
        securities ...............................       347,876        189,105
       Increase in investments in available-for-
        sale securities ..........................                        8,964
       Increase in receivables ...................        (6,820)       (28,574)
       Decrease in mortgage loans held for sale ..    13,838,929
       Increase in inventories ...................        (4,331)       (30,581)
       Increase in other assets ..................      (317,971)       (75,814)
       Decrease (increase) in accounts payable and
        accrued liabilities ......................       832,675       (737,807)
                                                    ------------   ------------

       Total adjustments .........................    20,828,447       (846,184)
                                                    ------------   ------------

Net cash provided by (used in) operating activities   11,944,388     (2,003,052)
                                                    ------------   ------------

Cash flows from investing activities:

     Purchase of other investments ...............       (12,471)      (290,000)
     Increase in equity investments ..............                     (387,517)
     Sales of other investments ..................       278,032
     Purchases of furniture, fixtures and equipment      (16,243)       (20,968)
     Repayment of loans and notes receivable .....       115,998
     Issuance of loans and notes receivable ......    (2,767,017)    (3,178,469)
     Increase in intangible and other assets .....                     (483,233)
                                                    ------------   ------------

Net cash used in investing activities ............    (2,401,701)    (4,360,187)
                                                    ------------   ------------

                                   (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                            SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                        2000           1999
                                                   -------------   ------------
Cash flows from financing activities:

     Common stock issued for cash ................                    5,699,299
     Preferred stock issued for cash .............                    1,950,000
     Preferred stock dividends paid ..............                      (26,509)
     Contribution from minority interest .........                      516,750
     Increase in bank overdraft ..................                      (12,666)
     Issuance of notes payable ...................     3,358,432        298,624
     Repayment of notes payable ..................       (80,320)      (133,601)
     Warehouse loans and other notes payable .....   (14,906,244)
     Proceeds from subsidiary stock transactions .     1,522,000      1,837,000
                                                    ------------   ------------

Net cash (used in) provided by financing
 activities ......................................   (10,106,132)    10,128,897
                                                    ------------   ------------

(Decrease) increase in cash and cash equivalents .      (563,445)     3,765,658

Cash and cash equivalents, beginning .............       783,606
                                                    ------------    ------------
Cash and cash equivalents, ending ................  $    220,161   $  3,765,658
                                                    ============   ============

Supplemental disclosure of cash flow information:

     Cash paid for interest: .....................  $    530,424   $     57,251
                                                    ============   ============

Supplemental disclosure of non-cash investing and financing activities:

     Recission and divestiture of FBMS:
       Assets ....................................  $ 22,593,000
       Liabilities ...............................   (15,654,000)
       Intangible assets acquired ................    (2,500,000)
                                                    ------------
         Loss on FBMS rescission .................  $  4,439,000
                                                    ============

     Sale of subsidiary assets:
       Equipment .................................  $     38,500
       Intangible assets .........................        84,880
       Inventory .................................        68,062
       Note receivable issued in exchange ........      (268,062)
                                                    ------------
         Gain on sale of subsidiary assets .......  $    (76,620)
                                                    ============

Common stock issued in satisfaction of note payable                $    150,000
                                                                   ============
Amortization of discount on preferred stock ......                 $  1,333,098
                                                                   ============
Conversion of preferred stock to common stock ....                 $  2,142,459
                                                                   ============

           See notes to condensed consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

1.   Basis of presentation:

     The condensed consolidated financial statements of Equitex, Inc. and subsidiaries (the "Company") for the three-month and six-month periods ended June 30, 2000 and 1999, have been prepared by the Company, without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of June 30, 2000, and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments, except for those described in Note 2. The condensed consolidated balance sheet as of December 31, 1999, has been derived from the audited consolidated balance sheet of the Company as of that date.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company's Form 10-K annual report for 1999, filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year.

     The condensed consolidated financial statements as of and for the periods ended June 30, 2000 include the accounts of Equitex, Inc. and the following significant subsidiaries: nMortgage, Inc. ("nMortgage") and through June 27, 2000, its wholly-owned subsidiary First Bankers Mortgage Services, Inc. ("FBMS") (Note 2), First Teleservices Corporation ("FTC"), and Triumph Sports Group, Inc. ("Triumph"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Minority interest at June 30, 2000, represents issued and outstanding preferred stock of nMortgage. During the three months ended March 31, 2000, nMortgage issued 1,522,000 additional shares of Series A preferred stock for $1,522,000, and as a result of the FBMS divestiture (Note 2), minority interest was reduced by $2,507,000 during the three months ended June 30, 2000, the amount of the FBMS preferred stock issued and outstanding. During the six months ended June 30, 2000, net losses incurred by the Company's majority-owned subsidiaries exceeded the minority interest in the common equity (deficiency) of the subsidiaries. As a result, the excess of losses applicable to the minority interest have been charged against the Company and no minority interest is reflected in the Company's statement of operations for the six months ended June 30, 2000.

                         EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

2. Rescission of August 23, 1999, FBMS Agreement and Plan of Reorganization and divestiture of FBMS:

     On August 23, 1999, the Company acquired all of the outstanding common stock of FBMS in exchange for 250 shares of the Company's Series E Convertible Preferred Stock valued at approximately $2,531,000. The transaction was accounted for as a purchase. The total purchase price was allocated to the assets and liabilities acquired based on their estimated fair values, including goodwill of approximately $18,900,000, which has been amortized by use of the straight line method over ten years.

     Effective June 28, 2000, the Company entered into a rescission agreement with the previous owner of FBMS, in which the Company and the previous owner agreed to rescind the terms of the August 23, 1999 FBMS Agreement and Plan of Reorganization (the "August 23, 1999 Agreement"). Under the terms of the rescission agreement, all assets and liabilities of FBMS as of June 28, 2000 were returned to the previous owner of FBMS.

     Pursuant to the terms of the settlements relating to the rescission agreement, the parties have agreed that nMortgage is to retain certain technological rights which were developed since August 23, 1999, and which were funded through the Company's investment. In addition, as part of the settlement, the Company has agreed to issue up to 50 additional shares of Series E Preferred Stock (Note 5) to fund the resolution of certain claims. The technological rights that were retained have been valued at approximately $2,500,000, which is to be amortized over a three-year period.

     As a result of the rescission agreement, the Company divested itself of the assets, liabilities, and operations of FBMS as of June 28, 2000, and as a result, recorded a loss of $4,439,000, which represents the write off of the Company's investment in FBMS, which includes remaining goodwill as of the date of the rescission, net of technological rights retained. The operating results of FBMS have been included in the consolidated statements of operations from the date of acquisition through the date of rescission.

     The  following  pro  forma  information  has  been  prepared  assuming  the recission of FBMS had taken place on January 1, 2000. The pro forma information includes adjustments to remove the operating results of FBMS, related amortization of goodwill arising from the acquisition of FMBS, and the loss on the FBMS rescission, and to include amortization expense related to the technological rights retained in the rescission transaction.

                         EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

2. Rescission of August 23, 1999, FBMS Agreement and Plan of Reorganization and divestiture of FBMS (continued):

     The pro forma financial  information is not  necessarily  indicative of the results of operations as they would have been had the transaction been effected on the assumed date.
                                                                 Six months
                                                             ended June 30, 2000
                                                             -------------------
           Revenues                                          $         345,000
           Net loss                                          $      (2,195,000)
           Net loss applicable to common shareholders        $      (2,231,000)
           Basic and diluted loss per common share           $            (.31)
           Shares used in per share calculation                      7,140,293

3.   Subsidiary transactions:

     Effective  January  1,  2000,  Triumph  sold the  assets of one of its four retail stores in exchange for a $268,000 note  receivable.  In connection with this transaction, Triumph recorded a gain on the sale of approximately $76,600, which is presented as other income in the accompanying statement of operations.

     During the six months ended June 30, 2000, an officer/shareholder of the Company sold marketable securities to Triumph at a cost of $10,000. Triumph subsequently sold a portion of these marketable securities for approximately $278,000. The market value of the remaining securities held by the Company at March 31, 2000 and June 30, 2000, was approximately $77,000 and $22,000 respectively. The difference between the cost and market value of these securities of $345,904 and $40,701 was recorded as an increase in additional paid-in capital during the quarter ended March 31, 2000, and as an investment loss for the quarter ended June 30, 2000, respectively.

4.   Equity investment:

     During the three-months ended June 30, 2000, VP Sports, Inc. ("VP Sports") issued additional shares of its common stock in exchange for the exercise of warrants, which resulted in a decrease in the Company's ownership interest in VP Sports from approximately 36% at March 31, 2000, to approximately 24% at June 30, 2000.

5.   Commitments and contingencies:

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

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

6.   Stockholders' equity:

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

                         EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

6.   Stockholders' equity (continued):

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

     Series F convertible preferred stock:

     In July 2000, the Company authorized the designation of the Series F convertible preferred stock, and authorized the issuance of up to 425,000 shares of the Series F preferred stock, which is convertible into 425,000 shares of the Company's common stock (Note 7). The Series F preferred stock includes a stated value of $8.00 per share and contains a liquidation preference in the amount of 105% of the stated value. Series F shareholders are entitled to dividends in the amount declared with respect to the Company's common stock. The Series F preferred stock may be converted into shares of the Company's common stock at any time following the date of issuance until forty two months following the issue date at a conversion price pre share of common stock equal to $7.00 per share. Forty-two months after issue, the Series F preferred stock outstanding is subject to mandatory conversion into shares of the Company's common stock, utilizing the stated value per share. Through June 30, 2000, no shares of Series F preferred stock have been issued.

7.   Proposed business transactions:

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

                         EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

7.   Proposed business transaction (continued):

     Proposed sale of nMortgage, Inc. (continued):

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

     Acquisition of Nova  Financial  Systems,  Inc. and Key  Financial  Systems,
     Inc.:

     On June 29, 2000,  the  Company  signed a  definitive  agreement  with Nova
       Financial Systems, Inc. ("Nova") and Key Financial Systems, Inc. ("Key") to acquire all the outstanding capital stock of Nova and Key in exchange for approximately 7,000,000 shares of the Company's common stock, or 50% of the then outstanding common stock of the Company, and cash of $5,000,000. Nova and Key are both financial companies which specialize in selling credit card programs designed for sub-prime high credit risk clients.

     Consummation of the Nova and Key acquisitions is subject to a number of conditions, including (i) the distribution of the Company's business development assets to a new wholly-owned subsidiary, Equitex 2000, Inc. ("E2000"), and the spin-off of E2000 to existing shareholders; (ii) the approval of the Nova and Key mergers by the Company's stockholders; and
       (iii) stockholder approval of the increase in the authorized shares of common stock from 7,500,000 to 50,000,000 shares.

                         EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

7.   Proposed business transactions (continued):

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

     This agreement expired on July 31, 2000, and the Company has withdrawn its application to become a Bank Holding Company. The Company and First TeleBanc are continuing discussions, which may result in a new agreement and submission of a revised application with the Federal Reserve.

     Proposed transactions with Meridian Residential Group, Inc. and Meridian Capital Group, LLC:

     In July 2000, the Company signed an agreement and plan of merger with Meridian Residential Group, Inc. ("MRG"), a New York Corporation, in which the Company plans to acquire all of the outstanding common stock of MRG in exchange for 425,000 shares of newly issued Series F preferred stock of the Company, convertible into 425,000 shares of the Company's common stock, and contingent consideration of up to $3,400,000 in shares of the Company's common stock, issuable annually over a five-year period, based on performance measures, as defined. The Company anticipates closing the transaction in the third quarter 2000, subject to final due diligence and financing.

     In connection with the MRG transaction, the Company is negotiating a purchase agreement with Meridian Capital Group, LLC ("MCG"), in which the Company plans to purchase certain intellectual property owned by MCG for cash of $850,000 and a 42-month option to exchange up to 50% of the Equitex common shares issued to MRG (upon the conversion of the Series F preferred stock) for shares of nMortgage common shares based on certain conversion terms, as defined.

                         EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

8.   Operating segments:

     As of and during the three and six month periods ended June 30, 2000, and 1999, the segment results were as follows:

     Three months ended June 30,
     ---------------------------
     2000:
     -----

                                       Sporting goods/    Corporate activities
                            Financial      product     -------------------------
                            services       related     Investments      Other        Total
                           -----------   -----------   -----------   -----------   -----------
     Revenues              $   186,330   $   122,502   $    12,481   $       114   $   321,427
     Segment gain (loss)    (1,299,114)     (127,664)     (414,183)   (5,133,883)   (6,974,844)

     1999:
     ----

                                       Sporting goods/    Corporate activities
                            Financial      product     -------------------------
                            services       related     Investments      Other        Total
                           -----------   -----------   -----------   -----------   -----------
     Revenues                            $   187,341   $    16,119   $    32,647   $   236,107
     Segment gain (loss)   $     8,394       (83,613)     (137,775)     (468,530)     (681,524)

     Six months ended June 30,
     -------------------------
     2000:
     -----

                                       Sporting goods/    Corporate activities
                            Financial      product     -------------------------
                            services       related     Investments      Other        Total
                           -----------   -----------   -----------   -----------   -----------
     Revenues              $ 1,492,275   $   238,066   $    47,901   $       478   $ 1,778,720
     Segment gain (loss)    (3,007,128)     (143,753)     (570,674)   (5,162,504)   (8,884,059)
     Total assets            3,462,312     1,530,515     1,960,218     1,328,095     8,281,140

     1999:
     -----

                                       Sporting goods/    Corporate activities
                            Financial      product     -------------------------
                            services       related     Investments      Other        Total
                           -----------   -----------   -----------   -----------   -----------
     Revenues                            $   409,689   $    60,815   $    32,647   $   503,151
     Segment gain (loss)   $   (80,732)     (130,099)     (137,775)     (808,262)   (1,156,868)

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

In August 1999, the Registrant through its majority owned subsidiary, nMortgage, Inc., acquired First Bankers Mortgage Services, Inc. ("FBMS") a mortgage banking company headquartered in Ft. Lauderdale, Florida in exchange for 250 shares of the Registrant's Series E Convertible Preferred Stock. On June 28, 2000, the Registrant notified the former owners of FBMS that it was rescinding, effective June 28, 2000, the Agreement and Plan of Reorganization in connection with the acquisition. The Registrant has executed an agreement for the recission of the FBMS acquisition whereby all assets and liabilities of FBMS are being returned to the previous owner effective June 28, 2000. The parties are presently negotiating the full details of this agreement. Pursuant to the terms of the settlements relating to the recission agreement, the parties have agreed that the Registrant, through nMortgage, is to retain certain technological rights which were developed after August 23, 1999, funded by the Registrant's investment. These technological rights have been valued at approximately $2.5

                                    ITEM TWO
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)

million. Also as part of the settlement, the Registrant has agreed to issue up to 50 additional shares of its Series E Convertible Preferred Stock which would bring the total Series E shares outstanding to 300.

nMortgage continues to offer its loan products through the Internet as part of an arrangement with The Meridian Residential Group, Inc. ("Meridian") described below. In addition, nMortgage continues to derive revenues from consulting services provided to the mortgage industry. Equitex, through Gr.com, Inc. ("Gr.com"), a newly formed subsidiary, has signed a definitive agreement for the merger of Gr.com with Meridian which is based in Brooklyn, New York. Closing of the transaction is subject to final due diligence and other customary pre-closing conditions. It is presently anticipated this transaction will close in the third quarter. Customers accessing the nmortgage.com website are being redirected to Meridian's website, greatrate.com, which currently operates in the states of New York, New Jersey and Connecticut.

Following the acquisition of FBMS through nMortgage in August 1999, the Registrant began incorporating major operational changes at nMortgage. The purpose of these changes was to significantly reduce nMortgage's operating overhead as it attempted to transition from a traditional brick and mortar mortgage banker to a technology driven mortgage banker, broker and Internet solution provider to the mortgage industry. nMortgage was seeking to mitigate the risk associated with the warehouse funding and subsequent sale of its mortgage portfolios by employing the "table funding" method described below for closing its retail mortgage loans. This restructuring continued during the first half of 2000 until the Registrant rescinded the FBMS transaction.

Prior to the recission, additional capital expenditures were incurred during the first half of 2000 as nMortgage further developed its information technology in connection with its Internet-based product offerings. Upon the closing of the Meridian transaction, anticipated to occur in the third quarter, Gr.com will become the operating unit of nMortgage which plans to move forward with its business plan as described below and continue the roll out of its business to consumer and business to business mortgage programs. As nMortgage continues the first phase of the planned changes, it will initially rely primarily on origination and other loan related fees from lenders to whom it brokers mortgage loans. As nMortgage continues to develop its business to business Internet solutions, which debuted during the second quarter of 2000, additional fees will be recognized from fee-based programs for private labeling third party website solutions. This should generate additional loan-related as well as service-related fees.

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

On June 29, 2000, the Registrant announced that it had executed a definitive agreement for the acquisition of Key/Nova Financial Systems, Inc. ("Key") based in Clearwater, Florida. Key is a three year old financial services call center organization that markets and services credit card programs and provides customer service support for online applications. Under the agreement, Key's current stockholders will receive a combination of cash and stock of the Registrant. The Registrant presently believes that it has sources of cash available to complete the Key acquisition through the private offering of equity securities of the Registrant.

                                    ITEM TWO
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)

On August 2, 2000, the Registrant announced its agreement for the acquisition of First TeleBanc Corp. ("First TeleBanc") had expired on July 31, 2000. In addition, as a result of certain deficiencies noted in the operations of First TeleBanc's operating bank, Net 1st National Bank, following an examination performed by the Office of the Comptroller of the Currency ("OCC"), the Registrant withdrew its application with the Federal Reserve to become a bank holding company. Both the Registrant and First TeleBanc remain committed to the transaction and both parties will continue to work toward the execution of a new agreement and submission of a revised application with the Federal Reserve at the appropriate time once Net 1st National Bank has adequately addressed the concerns of the OCC.

(c) Results of operations.

The Registrant is divesting itself of the assets and operations of FBMS effective June 28, 2000. The FBMS operating results of operations have been included in the Registrant's consolidated statement of operations during the period from August 1999 through June 28, 2000.

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

REVENUES: The Registrant's consolidated revenues for the six months ended June 30, 2000 increased significantly when compared to June 30, 1999 as a result of the addition of nMortgage. Of the total consolidated revenues of $1,778,720 for the six months ended June 30, 2000, approximately $1,400,000 million is attributable to nMortgage, most of which was recorded in the first quarter. For the three months ended June 30, 2000, total revenues were $321,427 of which nMortgage contributed approximately $183,000. Triumph Sports accounted for approximately $115,000 and $122,000 in revenue for the first and second quarters, respectively.

As discussed above, during the first half of 2000, nMortgage continued to implement changes in its operations. During the six months ended June 30, 2000, while continuing to offer retail mortgages through both traditional as well as Internet oriented channels, nMortgage began to transition from its practice of warehouse funding to table funding a majority of its mortgage loans. During the second quarter of 2000, nMortgage materially completed this transition and table funded nearly 100% of its loans. This change results in the need for significantly fewer employees as the responsibilities for underwriting, post closing, closing, auditing and disbursing loans are transferred from nMortgage to the investors underwriting and funding the originations. With this change, nMortgage consolidated its operations and decreased its operating overhead. These changes resulted in certain write-offs and severance costs during the first six months of the year. As a result of these operational changes, nMortgage experienced an overall decrease in loan originations during the period, most notably in the quarter ended June 30, 2000, as it trimmed its work force and began implementing its Internet product roll-out. In addition, nMortgage saw a decrease in mortgage originations due to increased interest rates which affected both new home purchases and more notably refinancings as most consumers chose not to refinance given the higher rates.

                                    ITEM TWO
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)

The Registrant has executed an agreement for the merger of Gr.com with Meridian as described above which when completed would allow nMortgage to resume offering mortgage loans in the New York, New Jersey, Connecticut area. When that merger is completed, the combined companies intend to seek an agreement with a compatible financial institution allowing them to operate in a greater number of jurisdictions. When nMortgage resumes operations, a majority of its revenues should be derived from origination fees. Under the table funding concept, once a mortgage originated by nMortgage is closed and funded by the lender, nMortgage will be paid its fee directly from that lender. Management believes the table funding concept is more advantageous due to, among other things, it minimized the necessity to maintain warehouse lines of credit and reduces the potential for repurchasing loans.

Triumph, the second largest contributor to the Registrant's revenues, derived those revenues from product sales at its three retail locations. Total sales were down as compared to the prior year as a result of the sale of one of its retail locations. Second quarter 2000 sales were slightly higher than those recorded in the first quarter of 2000. The sale of the retail location did result in a gain of approximately $73,000, which is presented as other income booked during the first quarter. Triumph expects total sales will be lower for the year on the whole given the sale of this location.

The Registrant's revenues for the quarter and six months ended June 30, 2000 on a stand-alone basis consisted primarily of interest income related to certain long-term and short-term loans to non-affiliated entities. As a holding company, the Registrant has no significant sources of revenue other than those of its operating subsidiaries. The Registrant partially offset its operating overhead during 1999 from the sales of certain investments which is considered other income not revenue. For the year 2000, the Registrant may continue to divest certain of its investments to cover its operating overhead as it continues to work toward completion of its contemplated acquisition or merger transactions.

EXPENSES: Of the Registrant's total expenses on a consolidated basis for the six months ended June 30, 2000, approximately $3,745,000 are attributable to nMortgage, $725,000 to Equitex, $128,000 to First Teleservices and $349,000 to Triumph. In addition, a one time loss of $4,439,000 representing the write off of the Registrant's investment in FBMS and related goodwill, net of technological rights was recorded. This is an increase of approximately 471% when compared to the previous year which did not include the operations of nMortgage. Excluding the one-time charge for the write off of FBMS, total expenses for the second quarter of 2000 as compared to the first quarter were significantly lower.

A majority of the total expenses are selling, general and administrative expenses with nMortgage accounting for approximately $3,000,000 of the nearly $4,000,000 total. nMortgage's operating overhead following the FBMS recission and divestiture is significantly lower which translated to significantly lower expenses incurred in the second quarter ended June 30, 2000 as compared to the first quarter of 2000. This trend is expected to continue in the remaining six months of 2000. The remaining portion of expenses attributable to Equitex, Triumph and First TeleServices did not change significantly when compared to the previous year's quarter and six month period..

OTHER INCOME (EXPENSES): Other income (expense) includes a net investment loss of $102,790 for the six months ended June 30, 2000, which accounts for the realized and unrealized loss on certain of the Registrant's investments, equity in losses of affiliates of $562,898, interest expense of $684,393 and other income of $73,478 from Triumph's sale of assets.

                                    ITEM TWO
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)

Of the total interest expense, approximately $611,000 is attributable to nMortgage. This expense is related to nMortgage's warehouse lines of credit. As a result of the recission of the FBMS transaction this expense will significantly decrease in future periods as nMortgage discontinues the use of warehouse lines of credit to fund its loans. Interest expense recorded in the second quarter ended June 30, 2000 did not change significantly when compared to the first quarter ended March 31, 2000.

Equity in loss of affiliates corresponds to the Registrant's approximately 24% ownership interest in VP Sports which is accounted for on an equity basis. VP Sports' business is seasonal and traditionally, the first and second calendar quarters are the peak sales periods for VP Sports with the latter portion of the year being the slowest. However, at the end of the first quarter 2000, VP Sports acquired Torpedo, Inc. ("Torpedo") of Montreal, Canada. Torpedo's business is counter seasonal to the operations of VP Sports which contributed to the losses for the second quarter. In addition, due to the exercise of certain warrants in VP Sports during the second quarter by unaffiliated third parties, Equitex's ownership was reduced from approximately 36% to approximately 24% which accounted for an unrealized loss on the Registrant's investment further contributing to the equity in loss of affiliates.

NET LOSS: Of the net loss for the six months ended June 30, 2000, approximately $2,937,000 is attributable to nMortgage, approximately $1,295,000 to Equitex, approximately $69,000 to First TeleServices and approximately $144,000 to Triumph. Additionally, $4,439,000 is attributable to the loss on the FBMS divestiture. This compares to a net loss of $1,141,245 for the six months ended June 30, 1999 which did not include the operations of nMortgage. Excluding the one-time write off of the FBMS recission and divestiture, the net loss for the second quarter ended June 30, 2000 was approximately $2,536,000 as compared to $1,909,000 for the first quarter ended March 31, 2000.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS: Net loss applicable to common stockholders was $8,919,959 for the six months ended June 30, 2000 This amount includes deemed preferred stock dividends on the Registrant's outstanding Series D preferred stock of $35,900 for the quarter.


                                   ITEM THREE
             QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

       Not applicable

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     On March 10, 2000, summary judgment was granted in favor of Equitex and Henry Fong in the following matters: THEOHAROUS, ET AL. V. HENRY FONG, EQUITEX, INC., CHARLES E. SANDERS AND METROMEDIA INTERNATIONAL GROUP, INC., Civil Action No. 1_98_CV_2366 (U.S. District Court for the Northern District of Georgia), and LESLIE SCHUETTE, ET AL. V. HENRY FONG, EQUITEX, INC., CHARLES E. SANDERS AND METROMEDIA INTERNATIONAL GROUP, INC., Civil Action No. 1_98_CV_2366 (U.S.
District Court for the Northern District of Georgia). These alleged class actions on behalf of a purported class of stockholders of RDM Sports Group, Inc. ("RDM") were filed on August 19, 1998, and October 19, 1998, respectively. Both cases assert that during 1996 and 1997, the defendants (including Equitex) made numerous allegedly false statements and overly optimistic predictions regarding the business and financial condition of RDM in the press releases and public filings of RDM, with knowledge of their falsehood, thereby misleading RDM stockholders. The complaints alleged that the defendants, (including Equitex) violated Section 10(b) of the Securities Exchange Act and SEC Rule 10b_5, and that the individual defendants violated Section 20(a) of the Exchange Act, and seek unspecified compensatory damages, costs, expenses and attorney fees. The plaintiff's have appealed the court's granting of summary judgment in favor of Equitex and Henry Fong. As of June 30, 2000, that appeal was pending before the court. Counsel for the plaintiffs has agreed to remove Equitex from the appeal.

Item 2.  Changes in Securities

     None

Item 3.  Defaults upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     (a) Financial Data Schedule for SEC Registrants

     (b) None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Equitex, Inc.
                                       (Registrant)



Date: August 16, 2000                  By:  /s/ Henry Fong
                                            --------------
                                            Henry Fong
                                            President, Treasurer and
                                            Chief Financial Officer