Form 10-Q
period 2000-09-30
EQUITEX INC
filed 2000-11-17
CIK 716101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2000


             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________to_________


                           Commission File No. 0-12374


                                  EQUITEX, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


Delaware                                                              84-0905189
--------------------------------------------------------------------------------
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)


7315 East Peakview Avenue
Englewood, Colorado                                                        80111
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip code)


                                 (303) 796-8940
               ---------------------------------------------------
               (Registrant's telephone number including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding at November 14, 2000: 7,106,943

                         EQUITEX, INC. AND SUBSIDIARIES



PART I  FINANCIAL INFORMATION                                               Page
                                                                            ----

        Item 1. Financial statements:

                Independent accountants' report                                3

                Condensed consolidated balance sheets - September
                30, 2000 and December 31, 1999                                 4

                Condensed consolidated statements of operations-
                 three and nine months ended September 30, 2000 and 1999       5

                Condensed consolidated statement of changes in
                stockholders' equity - nine months ended
                September 30, 2000                                           6-7

                Condensed consolidated statements of cash
                flows - nine months ended September 30, 2000, and 1999      8-10

                Notes to condensed consolidated financial statements       11-18

        Item 2. Management's discussion and analysis of financial
                condition and results of operations                        19-23

        Item 3. Quantitative and qualitative disclosures of market risk       24

PART II OTHER INFORMATION

        Item 1.  Legal proceedings                                            24

        Item 2.  Changes in securities and use of proceeds                    24

        Item 3.  Defaults upon senior securities                              24

        Item 4.  Submission of matters to a vote of security holders          24

        Item 5.  Other information                                            24

        Item 6.  Exhibits and reports on Form 8-K                             25

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements




                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors
Equitex, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Equitex, Inc. and subsidiaries as of September 30, 2000, and the related condensed consolidated statements of operations for the three-month and nine-month periods then ended, and the condensed consolidated statements of stockholders' equity and cash flows for the nine-month period then ended. These financial statements are the responsibility of the Company's management.

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


GELFOND HOCHSTADT PANGBURN, P.C.




Denver, Colorado
November 14, 2000

                         EQUITEX, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       September 30,   December 31,
                                                                            2000            1999
                                                                       ------------    ------------
                                                                       (Unaudited)
Cash and cash equivalents ..........................................   $    342,652    $    783,606
Mortgage loans held for sale, net ..................................     14,787,080
Receivables, net:
     Related parties ...............................................        864,597         958,810
     Other .........................................................        773,622         504,571
Inventories ........................................................         88,978         167,346
Investments:
     Equity investments ............................................        615,500       1,707,898
     Other investments .............................................      1,423,385       1,767,537
Furniture, fixtures, and equipment, net ............................        267,840       1,058,032
Technological and intellectual property rights .....................      3,141,667
Goodwill and other assets, net .....................................      3,996,948      20,010,057
                                                                       ------------    ------------
                                                                       $ 11,515,189    $ 41,744,937
                                                                       ============    ============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Warehouse loans ...............................................   $ 18,582,351
     Accounts payable ..............................................   $    346,840       1,584,926
     Accrued liabilities:
       Related parties .............................................        611,460         454,235
       Others ......................................................        113,878       2,773,989
     Notes and advances payable:
       Related parties .............................................      1,275,550         832,000
       Others ......................................................        117,575       1,941,954
                                                                       ------------    ------------
         Total liabilities .........................................      2,465,303      26,169,455
                                                                       ------------    ------------
Minority interest ..................................................      5,593,070       6,473,070
                                                                       ------------    ------------
Commitments and contingencies

Mandatory  redeemable  Series G, 6% preferred  stock;
  1,300 shares  issued and
  outstanding, liquidation
  preference, $  1,690,000..........................................      1,240,000
                                                                       ------------    ------------
Stockholders' equity:
     Convertible preferred stock; 4,500 shares authorized:
       Series D, 6%; stated value $1000 per share; 1,200 shares
         issued and outstanding; liquidation preference $1,585,000 .      1,200,000       1,200,000
       Series E, stated value $1,000 per share; 250 shares
         issued and outstanding ....................................        250,000         250,000
       Series F, 460,000 shares issued and outstanding,
        liquidation preference $3,864,000 ..........................      3,162,500
     Common stock, par value $.02; 7,500,000
       shares authorized; 7,140,293 shares issued;
       7,106,943 shares outstanding ................................        142,806         142,806
     Additional paid-in capital ....................................     19,152,634      18,820,223
     Accumulated deficit ...........................................    (21,577,087)    (11,196,580)
     Less treasury stock at cost (33,350 shares) ...................       (114,037)       (114,037)
                                                                       ------------    ------------
         Total stockholders' equity ................................      2,216,816       9,102,412
                                                                       ------------    ------------
                                                                       $ 11,515,189    $ 41,744,937
                                                                       ============    ============

           See notes to condensed consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three months                     Nine months
                                                   ended September 30,             ended September 30,
                                                   2000            1999            2000            1999
                                               ------------    ------------    ------------    ------------
Revenues:
   Product sales ...........................   $     84,808    $    162,744    $    305,396    $    572,433
   Loan production and processing revenues .                        263,877         293,065         263,877
   Secondary marketing revenues, net .......                         38,985         871,134          38,985
   Interest and dividend income ............         22,510          79,240         357,165         154,169
   Other ...................................         90,095          83,379         149,373         103,939
                                               ------------    ------------    ------------    ------------
                                                    197,413         628,225       1,976,133       1,133,403
                                               ------------    ------------    ------------    ------------
Expenses:
   Cost of product sales ...................         51,498          99,721         187,819         342,273
   Loan production and processing ..........        153,440         739,735         153,440
   Selling, general and administrative .....      1,218,124       1,148,781       5,749,244       2,975,075
   Loss on FBMS rescission (Note 3) ........                                      3,979,000
                                               ------------    ------------    ------------    ------------
                                                  1,269,622       1,401,942      10,655,798       3,470,788
                                               ------------    ------------    ------------    ------------
Loss from operations .......................     (1,072,209)       (773,717)     (8,679,665)     (2,337,385)
                                               ------------    ------------    ------------    ------------
Other income (expenses):
   Investment gains, net ...................        126,494          55,266          23,704         332,616
   Equity in (losses) earnings of affiliates       (529,500)        (19,586)     (1,092,398)        131,914
   Interest expense:
     Related parties .......................        (21,233)       (221,264)       (275,726)       (283,085)
     Other .................................       (429,900)
   Other, net ..............................                                         73,478
                                               ------------    ------------    ------------    ------------
                                                   (424,239)       (185,584)     (1,700,842)        181,445
                                               ------------    ------------    ------------    ------------
Loss before income taxes ...................     (1,496,448)       (959,301)    (10,380,507)     (2,155,940)
Provision for income taxes .................                         41,964                          41,968
                                               ------------    ------------    ------------    ------------
Net loss ...................................     (1,496,448)     (1,001,265)    (10,380,507)     (2,197,908)
Other comprehensive income, unrealized
 holding gains (losses) on investments .....                        (39,835)                         21,391
                                               ------------    ------------    ------------    ------------
Comprehensive loss .........................   $ (1,496,448)   $ (1,041,110)   $(10,380,507)   $ (2,176,517)
                                               ============    ============    ============    ============

Net loss ...................................   $ (1,496,448)   $ (1,001,265)   $(10,380,507)   $ (2,197,908)
Amortization of discount on preferred stock        (700,000)     (1,884,615)       (700,000)     (3,217,713)
Deemed preferred stock dividends ...........        (23,500)         (6,700)        (59,400)        (33,000)
                                               ------------    ------------    ------------    ------------
Net loss applicable to common
  shareholders .............................   $ (2,219,948)   $ (2,892,580)   $(11,139,907)   $ (5,448,621)
                                               ============    ============    ============    ============

Basic and diluted net loss per common
  share ....................................   $      (0.31)   $      (0.40)   $      (1.56)   $      (0.83)
                                               ============    ============    ============    ============

Weighted average number of common
  shares outstanding .......................      7,140,293       7,152,823       7,140,293       6,542,114
                                               ============    ============    ============    ============

           See notes to condensed consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)


                                       Convertible preferred stock             Common stock
                                       ----------------------------    ----------------------------

                                          Shares          Amount          Shares          Amount
                                       ------------    ------------    ------------    ------------

Balances, January 1, 2000 ..........          1,450    $  1,450,000       7,140,293    $    142,806

Subsidiary equity transaction

Issuance of Series F Preferred Stock        460,000       3,162,500



Net loss
                                       ------------    ------------    ------------    ------------

Balances, September 30, 2000 .......        461,450    $  4,612,500       7,140,293    $    142,806
                                       ============    ============    ============    ============

                                   (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)


                                                        Additional
                                         Treasury         paid-in       Accumulated
                                          stock           capital         deficit         Total
                                       ------------    ------------    ------------    ------------

Balances, January 1, 2000 ..........   $   (114,037)   $ 18,820,223    $(11,196,580)   $  9,102,412

Subsidiary equity transactions .....                        345,904                         345,904

Issuance of Series F Preferred Stock                        (13,493)                      3,149,007



Net loss ...........................                                    (10,380,507)    (10,380,507)
                                       ------------    ------------    ------------    ------------

Balances, September 30, 2000 .......   $   (114,037)   $ 19,152,634    $(21,577,087)   $  2,216,816
                                       ============    ============    ============    ============

           See notes to condensed consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                         NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)


                                                                           2000            1999
                                                                       ------------    ------------

Cash flows used in operating activities:
Net loss ...........................................................   $(10,380,507)   $ (2,197,908)
                                                                       ------------    ------------
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization .................................      1,630,487         101,115
     Loss on FBMS rescission .......................................      3,979,000
     Gain on sale of subsidiary assets .............................        (76,620)
     Stock issued for services .....................................                        200,000
     Provision for bad debts .......................................        172,628
     Investment gains, net .........................................        (23,704)       (332,616)
     Equity in losses (earnings) of affiliates .....................      1,092,398        (131,914)
     Changes in assets and liabilities, net of business
       acquisitions and FBMS rescission:
       Decrease in investments in trading securities ...............        448,199
       Increase in receivables .....................................        (99,229)       (473,578)
       Decrease (increase) in mortgage loans held for sale .........     13,838,929      (4,525,207)
       Decrease (increase) in inventories ..........................         10,306         (36,685)
       Increase in other assets ....................................        (42,717)       (583,584)
       Increase (decrease) in accounts payable and
        accrued liabilities ........................................      1,463,183      (1,851,824)
                                                                       ------------    ------------
       Total adjustments ...........................................     22,392,860      (7,634,293)
                                                                       ------------    ------------
Net cash provided by (used in) operating activities ................     12,012,353      (9,832,201)
                                                                       ------------    ------------

Cash flows from investing activities:
     Cash acquired on business acquisition .........................       (256,000)     (2,327,500)
     Purchase of other investments .................................        (12,471)         (6,231)
     Purchase of intellectual property rights ......................       (850,000)
     Sales of other investments ....................................        278,032
     Purchases of furniture, fixtures and equipment ................        (20,487)        (76,323)
     Repayment of loans and notes receivable .......................        133,298
     Issuance of loans and notes receivable ........................     (2,986,575)
     Increase in other assets ......................................                       (256,488)
                                                                       ------------    ------------
Net cash used in investing activities ..............................     (3,714,203)     (2,666,542)
                                                                       ------------    ------------

                                  (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                         NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                           2000            1999
                                                                       ------------    ------------

Cash flows from financing activities:
     Preferred stock issued for cash ...............................      1,240,000       5,819,965
     Preferred stock dividends paid ................................                      3,300,000
     Contribution from minority interest ...........................                        (26,509)
     Issuance of notes payable .....................................      3,431,432         298,624
     Repayment of notes payable ....................................       (131,292)       (132,601)
     Warehouse loans and other notes payable .......................    (14,906,244)      4,148,093
     Proceeds from subsidiary stock transactions ...................      1,627,000
                                                                       ------------    ------------

Net cash (used in) provided by financing activities ................     (8,739,104)     13,407,572
                                                                       ------------    ------------

(Decrease) increase in cash and cash equivalents ...................       (440,954)        908,829
Cash and cash equivalents, beginning ...............................        783,606
                                                                       ------------    ------------
Cash and cash equivalents, ending ..................................   $    342,652    $    908,829
                                                                       ============    ============

Supplemental disclosure of cash flow information:
     Cash paid for interest: .......................................   $    538,028
                                                                       ============

Supplemental disclosure of non-cash investing and financing activities:

     Rescission and divestiture of FBMS:
       Assets $ ....................................................     22,133,000
       Liabilities .................................................    (15,654,000)
       Intangible assets acquired ..................................     (2,500,000)
                                                                       ------------
         Loss on FBMS rescission ...................................   $  3,979,000
                                                                       ============

     Sale of subsidiary assets:
       Equipment ...................................................   $     38,500
       Intangible assets ...........................................         84,800
       Inventory ...................................................         68,142
       Note receivable issued in exchange ..........................       (268,062)
                                                                       ------------
         Gain on sale of subsidiary assets .........................   $    (76,620)
                                                                       ============

     Purchase of Meridian Residential Group, Inc, net of cash acquired:
       Fair value of assets acquired ...............................   $    130,000
       Intangible assets ...........................................      2,581,000
       Liabilities assumed .........................................        (45,000)
       Fair value of common stock issued ...........................     (2,922,000)
                                                                       ------------
     Cash acquired .................................................   $   (256,000)
                                                                       ============

                                  (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                         NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                           2000            1999
                                                                       ------------    ------------

Common stock issued in satisfaction of note payable
  and accrued interest .............................................                   $    158,236
                                                                                       ============

Amortization of discount on preferred stock ........................   $    700,000    $  1,333,098
                                                                       ============    ============

Conversion of preferred stock to common stock ......................                   $  2,142,459
                                                                                       ============

Common stock issued for services ...................................                   $    200,000
                                                                                       ============

Purchase of FBMS, net of cash acquired:
     Fair value of assets acquired .................................                   $ 26,920,000
     Intangible assets .............................................                      7,828,000
     Liabilities assumed ...........................................                    (32,997,000)
     Fair value of assets exchanged ................................                     (2,531,000)
                                                                                       ------------

     Cash acquired .................................................                   $   (780,000)
                                                                                       ============

Purchase of Victoria Precision, Inc.:
     Fair value of assets acquired .................................                   $  5,769,000
     Intangible assets .............................................                      3,166,000
     Liabilities assumed ...........................................                     (4,969,000)
     Fair value of assets exchanged ................................                       (859,000)
                                                                                       ------------

     Cash paid .....................................................                   $  3,107,000
                                                                                       ============

           See notes to condensed consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999



1.   Basis of presentation:

     The condensed consolidated financial statements of Equitex, Inc. and subsidiaries (the "Company") for the three-month and nine-month periods ended September 30, 2000 and 1999, have been prepared by the Company, without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of September 30, 2000, and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments, except for those described in Note 3. The condensed consolidated balance sheet as of December 31, 1999, has been derived from the audited consolidated balance sheet of the Company as of that date.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company's Form 10-K annual report for 1999, filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year.

     The condensed consolidated financial statements as of and for the periods ended September 30, 2000, include the accounts of Equitex, Inc. and the following significant subsidiaries: nMortgage, Inc. ("nMortgage") and through June 27, 2000, its wholly-owned subsidiary First Bankers Mortgage Services, Inc. ("FBMS") (Note 3), First Teleservices Corporation ("FTC"), Triumph Sports Group, Inc. ("Triumph"), and beginning September 27, 2000, GR.com, Inc. "GR.com" and its wholly-owned subsidiary The Meridian Residential Group, Inc. (Note 2). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Minority interest at September 30, 2000, represents issued and outstanding preferred stock of nMortgage. During the nine months ended September 30, 2000, nMortgage issued 1,627,000 additional shares of Series A preferred stock for $1,627,000, and as a result of the FBMS divestiture (Note 3), minority interest was reduced by $2,507,000 during the nine months ended September 30, 2000, the amount of the FBMS preferred stock issued and outstanding. During the nine months ended September 30, 2000, net losses incurred by the Company's majority-owned subsidiaries exceeded the minority interest in the common equity (deficiency) of the subsidiaries. As a result, the excess of losses applicable to the minority interest have been charged against the Company and no minority interest is reflected in the Company's statement of operations for the nine months ended September 30, 2000.

                         EQUITEX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

2.   Acquisition of Meridian Residential Group, Inc.:

     On September  27, 2000,  the Company,  through a  newly-formed  subsidiary,
       GR.com, acquired all of the issued and outstanding common stock of The Meridian Residential Group, Inc. ("MRG") in exchange for 425,000 shares of Series F participating, convertible preferred stock valued at approximately $2,922,000. The value of the Series F Preferred Stock was based upon the quoted market price of the Company's common stock underlying the Series F Preferred Stock at the date of acquisition. In addition, Equitex 2000, Inc. (Note 9) is to issue additional shares of common stock to the MRG shareholders having a market value, at the time of issuance, equal to 20% of the annual increase in pre-tax net earnings compared to the immediately preceding year of the MRG business for each of the five years subsequent to closing, commencing with the year ending December 31, 2000, subject to certain limitations, as defined.

     The  transaction  was  accounted  for as a  purchase,  and the  results  of operations of MRG are included in the Company's 2000 condensed consolidated statement of operations from the date of acquisition. The total purchase price was allocated to the assets and liabilities acquired based on their estimated fair values, including goodwill of approximately $2,581,000, which is being amortized by the use of the straight-line method over ten years.

     The Company, through its subsidiary nMortgage, Inc., also acquired the proprietary business model, website, trademarks, corporate names and all intellectual property rights related to the Meridian GreatRate.com business, including the names GreatRate.com and GreatRate Mortgage.com from Meridian Capital Group, LLC ("MCG)", a company affiliated with MRG through common ownership, for $850,000 cash. The intellectual property rights are being amortized by use of the straight-line method over a three-year period.

     The following pro forma information has been prepared assuming the acquisition of MRG and the intellectual property rights from MCG had taken place at the beginning of the respective periods. The pro forma information includes adjustments to include the operating results of MRG, and related amortization of goodwill arising from the acquisition of MRG and amortization of the intellectual property acquired from MCG.

     The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

                                                 Nine months ended September 30,
                                                       2000           1999
                                                    ------------   -----------
        Revenues                                    $  3,771,000   $ 2,816,000
        Net loss                                    $(10,374,000)  $(2,445,000)
        Net loss applicable to common shareholders  $(11,133,000)  $(6,395,000)
        Basic and diluted loss per common share     $      (1.56)  $      (.89)
        Shares used in per share calculation           7,140,293     6,542,114

                         EQUITEX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

3. Rescission of August 23, 1999, FBMS Agreement and Plan of Reorganization and divestiture of FBMS:

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

     Pursuant to the terms of the settlements relating to the rescission agreement, the parties have agreed that nMortgage is to retain certain technological rights which were developed since August 23, 1999, and which were funded through the Company's investment. In addition, as part of the settlement, the Company has agreed to issue up to 50 additional shares of Series E Preferred Stock (Note 7) to fund the resolution of certain claims. The technological rights that were retained have been valued at approximately $2,500,000, which are being amortized over a three-year period.

     As a result of the rescission agreement, the Company divested itself of the assets, liabilities, and operations of FBMS as of June 28, 2000, and as a result, recorded a loss of $3,979,000, which represents the write off of the Company's investment in FBMS, which includes remaining goodwill as of the date of the rescission, net of technological rights retained. The operating results of FBMS have been included in the consolidated statements of operations from the date of acquisition through the date of rescission.

     The following pro forma information has been prepared assuming the rescission of FBMS had taken place at the beginning of the respective periods. The pro forma information includes adjustments to remove the operating results of FBMS, related amortization of goodwill arising from the acquisition of FMBS, and the loss on the FBMS rescission, and to include amortization expense related to the technological rights retained in the rescission transaction.

     The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

                                                 Nine months ended September 30,
                                                       2000           1999
                                                    ------------   -----------
       Revenues                                     $    543,000   $    774,000
       Net loss                                     $ (4,360,000)  $ (2,033,000)
       Net loss applicable to common shareholders   $ (5,120,000)  $ (5,284,000)
       Basic and diluted loss per common share      $       (.72)  $       (.81)
       Shares used in per share calculation            7,140,293      6,542,114

                         EQUITEX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

4.   Subsidiary transactions:

     Effective  January  1,  2000,  Triumph  sold the  assets of one of its four retail stores in exchange for a $268,000 note  receivable.  In connection with this transaction, Triumph recorded a gain on the sale of approximately $76,600, which is presented as other income in the accompanying statement of operations.

     During the nine months ended September 30, 2000, an officer/shareholder of the Company sold marketable securities to Triumph at a cost of $10,000. Triumph subsequently sold a portion of these marketable securities for approximately $278,000. The market value of the remaining securities held by the Company at September 30, 2000, was approximately $5,700. The difference between the cost and market value of these securities of $345,904 was recorded as an increase in additional paid-in capital during the nine-months ended March 31, 2000.

5.   Equity investment:

     During the  nine-months  ended  September  30, 2000,  VP Sports,  Inc. ("VP
       Sports") issued additional shares of its common stock in exchange for the exercise of warrants, which resulted in a decrease in the Company's ownership interest in VP Sports from approximately 36% at January 1, 2000, to approximately 15% at September 30, 2000.

6.   Litigation:

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows of the Company.

7.   Stockholders' equity:

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

                         EQUITEX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

7.   Stockholders' equity (continued):

     Series A, B, and C convertible preferred stock (continued):

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

     Series D convertible preferred stock:

     In May 1999, the Company reached an agreement with an accredited investor to sell up to 3,500 shares of Series D, 6% convertible preferred stock (the "Series D Preferred Stock") for $1,000 cash per share, which is the stated value per share. In August 1999, the Company issued a total of 1,200 shares of the Series D Preferred Stock in consideration for $1,200,000. No further shares of Series D Preferred Stock are to be issued.

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

                         EQUITEX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

7.   Stockholders' equity (continued):

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

     Series F convertible preferred stock:

     In connection with the Company's acquisition of MRG, in September 2000, the Company issued a total of 460,000 shares of Series F convertible preferred stock (the "Series F Preferred Stock") for $6.875 per share. The Series F Preferred Stock includes a stated value of $8.00 per share and contains a liquidation preference in the amount of 105% of the stated value. Series F shareholders are entitled to dividends in the amount declared with respect to the Company's common stock. The Series F Preferred Stock may be converted into shares of the Company's common stock at any time following the date of issuance until forty-two months following the issue date at a conversion price per share of common stock equal to $7.00 per share. Forty-two months after issue, the Series F Preferred Stock outstanding is subject to mandatory conversion into shares of the Company's common stock, utilizing the stated value per share.

8.   Series G mandatory convertible preferred stock:

     In September 2000, the Company issued 1,300 shares of 6%, Series G convertible preferred stock (the "Series G Preferred Stock") for $1,000 per share, which is the stated value per share. The Series G Preferred Stock is convertible, together with any accrued but unpaid dividends, at any time into shares of the Company's common stock at a conversion price per share equal to the lesser of $6.50 or 65% of the average closing bid price of the Company's common stock as specified in the agreement.

     Because this preferred stock contained an immediate beneficial conversion feature, both additional paid-in capital and the accumulated deficit were increased by $700,000 during the third quarter of 2000, the amount of the discount due to the beneficial conversion feature. The Series G Preferred Stock holders are entitled to cumulative dividends at 6% per annum, payable quarterly commencing September 30, 2000. Dividends in cash or, at the Company's option, in shares of the Company's common stock. All outstanding Series G Preferred Stock shall be automatically converted into common stock on August 31, 2003. The Series G Preferred Stock is redeemable at the Company's option at any time at a redemption price equal to $1,350 per share plus any accrued but unpaid dividends. The Company is required to redeem the Series G Preferred Stock if its shareholders have not approved an increase in the number of shares of authorized common stock from 7,500,000 to 50,000,000 effective on or before March 4, 2001 or a registration statement relating to the resale of certain shares of the Company's common stock underlying the Series G Preferred Stock is not declared effective on or before 180 days of its filing.

                         EQUITEX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

9.   Proposed business transactions:

     Proposed sale of nMortgage, Inc.:

     On December 31, 1999,  the Company  entered  into an agreement  and plan of merger, whereby all of the outstanding common stock of nMortgage was to be acquired by Innovative Gaming Corporation of America ("IGCA"), an SEC reporting company whose common stock trades on the Nasdaq SmallCap Market. Under the terms of this proposed transaction, in exchange for all outstanding shares of nMortgage, Inc., the Company and the other nMortgage shareholders were to receive approximately 46,000,000 shares of IGCA common stock, assuming that there would be approximately 16,000,000 shares of IGCA common stock outstanding on a fully-diluted basis, before the transaction. On September 21, 2000 the previous agreement was mutually terminated by both parties.

     Acquisition of Nova Financial Systems, Inc. and Key Financial Systems,
     Inc.:

     On June 29,  2000, the  Company  signed a  definitive  agreement  with Nova
       Financial Systems, Inc. ("Nova") and Key Financial Systems, Inc. ("Key") to acquire all the outstanding capital stock of Nova and Key in exchange for the greater of 7,140,000 shares of the Company's common stock, or 50% of the post-acquisition outstanding common stock of the Company, and cash of $5,000,000. Nova and Key are both financial companies which specialize in selling credit card programs designed for sub-prime high credit risk clients.

     Consummation of the Nova and Key acquisitions is subject to a number of conditions, including (i) the distribution of the Company's business development assets, net of liabilities assumed, to a new wholly-owned subsidiary, Equitex 2000, Inc. ("E2000"), and the spin-off of E2000 to existing shareholders; (ii) the approval of the Nova and Key mergers by the Company's stockholders; and (iii) stockholder approval of the increase in the authorized shares of common stock from 7,500,000 to 50,000,000 shares.

     Proposed transactions with First TeleBanc Corp.:

     On May 4, 1999, the Company  entered  into a definitive  agreement  whereby
       First TeleBanc Corp. ("First TeleBanc"), a single bank holding company based in Boca Raton, Florida, was to merge with the Company, with the Company being the surviving corporation (the "TeleBanc Merger"). First TeleBanc owns all of the issued and outstanding stock of 1st National Bank, a national banking association.

     This agreement expired on July 31, 2000, and the Company has withdrawn its application to become a Bank Holding Company. The Company and First TeleBanc are continuing discussions, which may result in a new agreement and submission of a revised application with the Federal Reserve.

                         EQUITEX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

10.  Operating segments:

     As of and during the three and nine month periods ended September 30, 2000, and 1999, the segment results were as follows:

     Three months ended September 30,:
     ---------------------------------
     2000:
                                        Sporting
                                         goods/        Corporate activities
                          Financial      product     -------------------------
                          services       related     Investments      Other         Total
                         -----------   -----------   -----------   -----------   ------------
     Revenues            $    86,930   $    96,012   $    11,306   $     3,165   $    197,413
     Segment loss           (867,060)     (115,640)     (331,338)     (182,410)    (1,496,448)

     1999:
                                        Sporting
                                         goods/        Corporate activities
                          Financial      product     -------------------------
                          services       related     Investments      Other         Total
                         -----------   -----------   -----------   -----------   ------------
     Revenues            $   302,862   $   162,744   $    79,240   $    83,379   $    628,225
     Segment loss           (260,512)     (107,327)      (95,064)     (538,362)    (1,001,265)


     Nine months ended September 30,:
     --------------------------------
     2000:
                                        Sporting
                                         goods/        Corporate activities
                          Financial      product     -------------------------
                          services       related     Investments      Other         Total
                         -----------   -----------   -----------   -----------   ------------
     Revenues            $ 1,579,205   $   334,078   $    59,207   $     3,643   $  1,976,133
     Segment gain loss    (4,334,188)     (259,393)     (902,012)   (4,884,914)   (10,380,507)
     Total assets          3,024,652     1,503,922     1,590,708     5,395,907     11,515,189

     1999:
                                        Sporting
                                         goods/        Corporate activities
                          Financial      product     -------------------------
                          services       related     Investments      Other         Total
                         -----------   -----------   -----------   -----------   ------------
     Revenues            $   302,862   $   572,433   $   154,169   $   103,939   $  1,133,403
     Segment gain loss      (339,982)     (227,545)     (232,819)   (1,397,562)    (2,197,908)

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

(a) Liquidity.
(b) Capital Resources.

During 1999, as the Registrant restructured its business from an investment company to an operating company, the Registrant relied primarily on private placements of equity securities to fund its operations and acquisitions as it sought to become a fully operating entity. Also during 1999, the Registrant divested certain of its portfolio securities providing additional liquidity to fund its operations. These trends have continued during 2000 as the Registrant continues to fully implement this transition. Presently, all of the Registrant's subsidiaries operate on a stand-alone basis and each is individually responsible for its own liquidity. However, the Registrant may need to assist its subsidiaries from time-to-time should liquidity issues arise. Should additional liquidity be necessary to fund the operations of its subsidiaries or to complete any merger or acquisition, the Registrant believes it has sources available, including the sales of certain investments or the private placement of equity securities, to cover any such needs.

On August 23, 1999, the Registrant through its majority owned subsidiary, nMortgage, Inc., acquired First Bankers Mortgage Services, Inc. ("FBMS") a mortgage banking company headquartered in Ft. Lauderdale, Florida in exchange for 250 shares of the Registrant's Series E Convertible Preferred Stock. On August 15, 2000, the Registrant reached an agreement in principal to rescind the acquisition of FBMS, effective June 28, 2000. Under the terms of the agreement, all assets and liabilities of FBMS were returned to the previous owner effective June 28, 2000. Pursuant to the terms of the settlements relating to the rescission agreement, the parties have agreed that the Registrant, through nMortgage, is to retain certain technological rights which were developed after August 23, 1999, funded by the Registrant's investment. These technological rights are valued at approximately $2.3 million, net of accumulated depreciation at September 30, 2000. Also as part of the settlement, the Registrant has agreed to issue up to 50 additional shares of its Series E Convertible Preferred Stock bringing the total Series E shares outstanding to 300. As a result of the rescission, the Registrant divested itself of the assets, liabilities and operations of FBMS as of June 28, 2000 and the Registrant's investment in FBMS was written-off as of June 28, 2000 resulting in a loss of $3,979,000.

On September 7, 2000, effective September 27, 2000, Equitex acquired by merger of all of the issued and outstanding common stock of the Meridian Residential Group, Inc. ("Meridian") through its wholly-owned subsidiary, GR.com, Inc., in exchange for 425,000 shares of the Registrant's Series F Convertible Preferred Stock. In connection with the Meridian acquisition, nMortgage acquired from Meridian Capital Group, LLC, the proprietary business model, website, trademarks, corporate names and all related intellectual property rights related to Meridian Capital Group's GreatRate.com business, including the names GreatRate.com and GreatRateMortgage.com for a cash purchase price of $850,000. The Registrant issued 1,300 shares of its Series G Convertible Preferred Stock for net proceeds of $1,240,000 to fund the acquisition of GreatRate.com. The remaining funds were utilized for working capital needs.

Meridian was established to become a mortgage banker, however, over time it became a provider of mortgage management services and E-commerce infrastructure platforms to the mortgage industry. As a result, Meridian set out to create a strategic alliance with an entity that could provide technology compatible with its net stream lined virtual back office. Since March 1, 2000, Meridian has laid the groundwork for a new business model. Through the GreatRate.com site, Meridian is developing web based mortgage products that will allow the Registrant to capitalize on a streamlined back office operation to expand its business nationwide. The goal of the new business plan is to create a B2B platform for Meridian to reach out to small banks and financial institutions allowing them to utilize Meridian's/nMortgage's technology and infrastructure. This will enable the financial institution to enter into the business of providing residential and small commercial mortgages to their clientele with almost no startup costs.

Meridian recently announced that it has signed a letter of intent with Situs Technologies for exclusive licensing and technology development rights to the Virtual Backroom Mortgage Origination System ("VBS") created by Situs. Subject to the execution of a definitive agreement, Situs has been selected to serve as the exclusive E-Mortgage Platform for all mortgage business originated by Meridian and its affiliates. The Situs technology will provide secure fully interactive web-based e-mortgage systems and connectivity between Meridian and its lenders, vendors and customers.

nMortgage continues to offer its loan products through the Internet. Customers accessing the nmortgage.com website are being redirected to the GreatRate.com website which currently operates in the states of New York, New Jersey and Connecticut. In addition, nMortgage continues to derive revenues from consulting services provided to the mortgage industry.

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

Prior to the rescission, additional capital expenditures were incurred during the first half of 2000 as nMortgage further developed its information technology in connection with its Internet-based product offerings. Following the closing of the Meridian transaction GR.com has become the operating unit of nMortgage which plans to move forward with its business plan and continue the roll out of its business to consumer and business to business mortgage programs. As nMortgage moves forward with its business plan, it will initially rely primarily on origination and other loan related fees from lenders to whom it brokers mortgage loans. As nMortgage continues to develop its business to business
Internet solutions, additional fees will be recognized from fee-based programs for private labeling third party website solutions. This should generate additional loan-related as well as service-related fees.

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

On June 29, 2000, the Registrant announced that it had executed a definitive agreement for the acquisitions of Key Financial Systems, Inc. ("Key") and Nova Financial Systems, Inc. ("Nova") based in Clearwater, Florida. Key is a three year old financial services call center organization that markets and services credit card programs and provides customer service support for online applications. Under the agreement, Key and Nova's current stockholders will receive a combination of cash and stock of the Registrant. The Registrant presently believes that it will have sources of cash available to complete the Key acquisition through the private offering of equity securities of the Registrant.

On August 2, 2000, the Registrant announced its agreement for the acquisition of First TeleBanc Corp. ("First TeleBanc") had expired on July 31, 2000. In addition, as a result of certain deficiencies noted in the operations of First TeleBanc's operating bank, Net 1st National Bank, following an examination performed by the Office of the Comptroller of the Currency ("OCC"), the Registrant withdrew its application with the Federal Reserve to become a bank holding company. The Registrant is engaged in discussions with First TeleBanc which, although there is no assurance, may result in a new agreement and submission of application to the Federal Reserve.


(c) Results of operations.

The Registrant has divested itself of the assets and operations of FBMS effective June 28, 2000. The FBMS results of operations have been included in the Registrant's consolidated statement of operations during the period from August 23, 1999 through June 28, 2000.

The Registrant fundamentally changed its operations during 1999 most notably with the acquisition of FBMS in August 1999. As a result, comparison of the results of operations for the first nine months of 1999 as compared to the same 2000 period would not provide for a meaningful analysis. The discussion and analysis of the Registrant's results of operations have been analyzed with a view toward the Registrant's current and future business operations.

REVENUES: The Registrant's consolidated revenues for the nine months ended September 30, 2000 increased significantly when compared to September 30, 1999 as a result of the addition of nMortgage and more specifically FBMS during the first six months of 2000. Of the total consolidated revenues of $1,976,133 for the nine months ended September 30, 2000, approximately $1,500,000 is attributable to nMortgage, most of which was recorded in the first quarter. For the three months ended September 30, 2000, total revenues were $197,413. Of this amount, approximately $87,000 is attributable to nMortgage and First TeleServices, approximately $96,000 to Triumph Sports, and approximately $14,000 to the Registrant itself. Revenues were significantly lower for the quarter ended September 30, 2000 when compared to the two previous quarters in 2000 as a result of the FBMS rescission and the resulting decrease in mortgage originations.

As discussed above, during the first nine months of 2000, nMortgage continued to implement changes in its operations. During the second quarter of 2000, nMortgage materially completed its transition from warehouse funding to table funding a majority of its mortgage loans. As a result of this change, nMortgage consolidated its operations and decreased its operating overhead resulting in certain write-offs and severance costs during the first six months of the year. Given these operational changes, nMortgage experienced an overall decrease in loan originations during the period both in the quarter ended June 30, 2000 as it changed its loan funding method, and in the quarter ended September 30, 2000 as it ceased operations following the FBMS rescission and began discussions with Meridian. In addition, nMortgage saw a decrease in mortgage originations due to higher interest rates affecting both new home purchases and more notably refinancings as most consumers chose not to refinance at the higher rates.

With the merger of GR.com and Meridian complete, the combined companies intend to seek an agreement with a compatible financial institution allowing them to operate in a greater number of jurisdictions. When nMortgage completely resumes operations, a majority of its revenues should be derived from origination fees. Under the table funding concept, once a mortgage originated by nMortgage is closed and funded by the lender, nMortgage will be paid its fee directly from that lender. In addition to limiting overhead costs, management believes the table funding concept is more advantageous as, among other things, it minimizes the necessity to maintain warehouse lines of credit and reduces the potential for repurchasing loans.

Triumph, the second largest contributor to the Registrant's revenues, derived those revenues from product sales at its three retail locations. Total sales were down as compared to the prior year as a result of the sale of one of its retail locations. Triumph experienced a slight decrease in third quarter sales as compared to the first and second quarters of 2000. The sale of a retail location resulted in a gain of approximately $73,000, which is presented as other income recorded during the first quarter. Triumph expects total revenues will be lower for the entire year 2000 given the sale of this location.

The Registrant's revenues for the quarter and nine months ended September 30, 2000 on a stand-alone basis consisted primarily of interest income related to certain long-term and short-term loans to non-affiliated entities. As a holding company, the Registrant has no significant sources of revenue other than those of its operating subsidiaries. During both 1999 and 2000 the Registrant partially funded its operations from the sales of certain investments, which is considered other income not revenue. For the remainder of year 2000, the Registrant may continue to divest certain of its investments to cover its operating overhead as it continues to work toward completion of its contemplated acquisition and merger transactions.

EXPENSES: Of the Registrant's total expenses on a consolidated basis for the nine months ended September 30, 2000, approximately $4,697,000 are attributable to nMortgage, $1,137,000 to Equitex, $334,000 to First TeleServices and $509,000 to Triumph. In addition, a one time loss of $3,979,000 representing the write off of the Registrant's investment in FBMS and related goodwill, net of technological rights was recorded. This is an increase of approximately 200% when compared to the previous year which did not include the operations of nMortgage. Total expenses for the third quarter of 2000 were marginally lower as compared to the second quarter of 2000 while both the second and third quarters were significantly lower when compared to the first quarter of this year.

A majority of the total expenses are selling, general and administrative expenses with nMortgage accounting for approximately $4,000,000 of the nearly $5,750,000 total. nMortgage's operating overhead following the FBMS rescission and divestiture is significantly lower which translated to significantly lower expenses incurred in the second and third quarters of 2000 as compared to the first quarter of 2000. The remaining portion of expenses attributable to Equitex, Triumph and First TeleServices were slightly lower when compared to the previous year's quarter and nine month period. First TeleServices, however, saw a significant increase in its expenses during the third quarter of 2000 as a result of the write-down of $150,000 on a note receivable.

OTHER INCOME (EXPENSES): Other income (expense) includes a net investment gain of approximately $23,700 for the nine months ended September 30, 2000, which accounts for the realized and unrealized gain on certain of the Registrant's investments, equity in losses of affiliates of $1,092,000, interest expense of approximately $706,000 and other income of approximately $73,000 from Triumph's sale of assets.

Of the total interest expense, approximately $680,000 is attributable to nMortgage. This expense is related to nMortgage's warehouse lines of credit. As a result of the rescission of the FBMS transaction this expense will significantly decrease in future periods as nMortgage discontinues the use of warehouse lines of credit to fund its loans. Interest expense recorded in the third quarter ended September 30, 2000 was significantly lower when compared to the first and second quarters of 2000.

Equity in loss of affiliates corresponds to the Registrant's approximately 15% ownership interest in VP Sports which is accounted for based on the equity method. VP Sports' business is seasonal and traditionally, the first and second calendar quarters are the peak sales periods for VP Sports with the latter portion of the year being the slowest. However, at the end of the first quarter 2000, VP Sports acquired certain assets of Torpedo, Inc. ("Torpedo") of Montreal, Canada. Assimilating the operations of Torpedo with the operations of VP Sports contributed to the losses for the third quarter. Torpedo is a manufacturer of children's winter toy products and accordingly has peak sales in the fourth quarter. In addition, due to the exercise of certain warrants in VP Sports during the third quarter by unaffiliated third parties, Equitex's ownership was reduced from approximately 24% to approximately 15% which accounted for an unrealized loss on the Registrant's investment further contributing to the equity in losses of affiliates. Also included in equity in losses of affiliates is a loss of $117,500 by First TeleServices on one of its equity investments.

NET LOSS: Of the net loss for the nine months ended September 30, 2000, approximately $3,861,000 is attributable to nMortgage, approximately $1,808,000 to Equitex, approximately $473,000 to First TeleServices and approximately $259,000 to Triumph. Additionally, $3,979,000 is attributable to the loss on the FBMS divestiture. This compares to a net loss of approximately $2,198,000 for the nine months ended September 30, 1999 which included only one month of the operations of nMortgage. The net loss for the third quarter ended September 30, 2000 was approximately $1,496,000 as compared to approximately $6,975,000 for the second quarter ended June 30, 2000 and approximately $1,909,000 for the first quarter ended March 31, 2000.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS: Net loss applicable to common stockholders was approximately $11,140,000 for the nine months ended September 30, 2000 This amount includes deemed preferred stock dividends on the Registrant's outstanding preferred stock of $59,400 and the amortization of discount on preferred stock of $700,000 for the nine months ended September 30, 2000.

                                   ITEM THREE
             QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Not applicable


                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

              None

Item 2.       Changes in Securities

On September 6, 2000 the Registrant issued 1,300 shares of its Series G Convertible Preferred Stock (the "Series G Preferred Stock") for cash consideration of $1,300,000 to an accredited investor. The Series G Preferred Stock is convertible into common stock at the lesser of $6.50 per share or 65% of the average closing bid price of the Registrant's common stock as reported by the Nasdaq Stock Market for the five days immediately preceding conversion, including interest due and payable. The Registrant relied on the exemptions from registration provided by Sections 4(2) and/or 4(6) of the Securities Act of 1933, as amended (the "Act) and/or Rule 506 promulgated thereunder.

On September 6, 2000 the Registrant issued 31,250 shares of its Series F Convertible Preferred Stock (the "Series F Preferred Stock") valued at $250,000 to an accredited investor. The Series F Preferred Stock is convertible into common stock at $7.00 per share. The Registrant relied on the exemptions from registration provided by Sections 4(2) and/or 4(6) of the Act and/or Rule 506 promulgated thereunder.

On September 7, 2000 the Registrant issued 425,000 shares of its Series F Preferred Stock to Meridian Residential Group, LLC in consideration for the acquisition of all of the issued and outstanding common stock of The Meridian Residential Group, Inc. The Series F Preferred Stock is convertible into common stock at $7.00 per share. The Registrant relied on the exemptions from registration provided by Sections 4(2) and/or 4(6) of the Act and/or Rule 506 promulgated thereunder.

On September 21, 2000 the Registrant issued 3,750 shares of its Series F Preferred Stock in exchange for legal services in the amount of $30,000 to a creditor. The Series F Preferred Stock is convertible into common stock at $7.00 per share. The Registrant relied on the exemptions from registration provided by Sections 4(2) and/or 4(6) of the Act and/or Rule 506 promulgated thereunder.

Item 3.       Defaults upon Senior Securities

              None

Item 4.       Submission of Matters to a Vote of Security Holders

              None

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              (a) Financial Data Schedule for SEC Registrants

              (b) On August 30, 2000 the  Registrant  filed a Current  Report on
                  Form 8-K reporting the Rescission of the acquisition of First Bankers Mortgage Services, Inc. ("FBMS") under Items 2 and 7 which included pro forma financial information prepared assuming the rescission of FBMS had taken place on January 1, 2000 and January 1, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Equitex, Inc.
                                       (Registrant)



Date: November 16, 2000                By:/s/ Henry Fong
                                          --------------------------------------
                                          Henry Fong
                                          President, Treasurer and
                                          Chief Financial Officer