Form 10QSB/A
period 1998-09-30
EQUITEX INC
filed 2000-12-21
CIK 716101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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

                                  EQUITEX, INC.
                                      INDEX


 .                                                                       PAGE
                                                                        ----
PART II. OTHER INFORMATION

Item 5.  Market for Registrant's Common Equity
           and Related Stockholder Matters                               1

         Signatures                                                      2

PART II.       OTHER INFORMATION

Item 2.        Changes in Securities

     On August 13, 1998 the Registrant issued 625,000 shares of its common stock to the stockholders of First TeleServices Corp. in consideration for all of the issued and outstanding common stock of First TeleServices Corp. The Registrant relied on the exemptions from registration provided by Sections 4(2) and/or 4(6) of the Securities Act of 1933, as amended and/or Rule 506 promulgated thereunder.

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


Date: December 21, 2000