Form 10QSB/A
period 1999-06-30
EQUITEX INC
filed 2000-12-21
CIK 716101

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

PART II.        OTHER INFORMATION

Item 2.         Changes in Securities

     On April 8, 1999 the Registrant issued 145,788 shares of its common stock in exchange for 900 shares of the registrant's Series A Convertible Preferred Stock to an accredited investor. The Registrant relied on the exemptions from registration provided by Sections 4(2) and/or 4(6) of the Securities Act of 1933, as amended (the "Act") and/or Rule 506 promulgated thereunder.

     On April 8, 1999 the Registrant issued 77,941 shares of its common stock in exchange for 600 shares of the Registrant's Series B Convertible Preferred Stock to a group of accredited investors. The Registrant relied on the exemptions from registration provided by Sections 4(2) and/or 4(6) of the Act and/or Rule 506 promulgated thereunder.

     On April 8, 1999 the Registrant issued 96,799 shares of its common stock in exchange for 600 shares of the Registrant's Series C Convertible Preferred Stock to an accredited investor. The Registrant relied on the exemptions from registration provided by Sections 4(2) and/or 4(6) of the Act and/or Rule 506 promulgated thereunder.

     On April 19, 1999 the Registrant issued 50,000 shares of its common stock in exchange for warrants to purchase common stock at $3.75 per share to an accredited investor. The Registrant relied on the exemptions from registration provided by Sections 4(2) and/or 4(6) of the Act and/or Rule 506 promulgated thereunder.

     On April 19, 1999 the Registrant issued 40,000 shares of its common stock in exchange for 40,000 warrants to purchase common stock at $8.895 per share to an accredited investor. The Registrant relied on the exemptions from registration provided by Sections 4(2) and/or 4(6) of the Act and/or Rule 506 promulgated thereunder.

     On April 23, 1999 the Registrant issued 90,000 shares of its common stock in exchange for 90,000 warrants to purchase common stock at $8.205 per share to an accredited investor. The Registrant relied on the exemptions from registration provided by Sections 4(2) and/or 4(6) of the Act and/or Rule 506 promulgated thereunder.

     On April 23, 1999 the Registrant issued 20,000 shares of its common stock in exchange for 20,000 warrants to purchase common stock at $7.25 per share to an accredited investor. The Registrant relied on the exemptions from registration provided by Sections 4(2) and/or 4(6) of the Act and/or Rule 506 promulgated thereunder.

     On April 27, 1999 the Registrant issued 60,000 shares of its common stock in exchange for 60,000 warrants to purchase common stock at $11.73 per share to an accredited investor. The Registrant relied on the exemptions from registration provided by Sections 4(2) and/or 4(6) of the Act and/or Rule 506 promulgated thereunder.

     On May 6, 1999 the Registrant issued 20,000 shares of its common stock in exchange for 20,000 warrants to purchase common stock at $7.25 per share to an accredited investor. The Registrant relied on the exemptions from registration provided by Sections 4(2) and/or 4(6) of the Act and/or Rule 506 promulgated thereunder.

     On May 19, 1999 the Registrant issued 22,500 shares of its common stock in exchange for 22,500 warrants to purchase common stock at $7.25 per share to an accredited investor. The Registrant relied on the exemptions from registration provided by Sections 4(2) and/or 4(6) of the Act and/or Rule 506 promulgated thereunder.

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


Date: December 21, 2000