Form 10QSB/A
period 1999-09-30
EQUITEX INC
filed 2000-12-22
CIK 716101

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

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities

     On July 7, 1999, the Registrant issued 35,000 shares of it common stock in exchange for 35,000 warrants to purchase common stock at $5.00 per share to an accredited investor. The Registrant relied on the exemptions from registration provided by Sections 4(2) and/or 4(6) of the Securities Act of 1933, as amended (the "Act") and/or Rule 506 promulgated thereunder.

     On August 23, 1999, the Registrant issued 250 shares of its Series E Preferred Stock valued at $2,531,000 to the stockholders of First Bankers Mortgage Services, Inc. ("FBMS") in consideration for the acquisition of FBMS. Each share of Series E Convertible Preferred Stock automatically converts to 1,000 shares of common stock upon (i) the approval of an increase in the authorized shares of common stock from 7,500,000 shares to 50,000,000 or the subsequent merger of the Company with or into another company or (ii) the sale of substantially all the Registrant's assets. The Registrant relied on the exemptions from registration provided by Sections 4(2) and/or 4(6) of the Act and/or Rule 506 promulgated thereunder.

     On August 27, 1999, the Registrant issued 1,200 shares of its Series D 6% Convertible Preferred Stock to an accredited investor for total proceeds of $1,200,000. The Series D Preferred Stock is convertible at any time, and from time to time at a conversion price per share of Common Stock equal to 65% of the market price of the Common Stock as reported by the Nasdaq Stock Market for the five days immediately preceding conversion, including interest due and payable. The Registrant relied on the exemptions from registration provided by Sections 4(2) and/or 4(6) of the Act and/or Rule 506 promulgated thereunder.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       EQUITEX, INC.
                                       (Registrant)



Dated: December 21, 2000               By: /s/   Henry Fong
                                           ------------------------------
                                           Henry Fong
                                           President, Treasurer and Chief
                                           Financial Officer