Form 10-K/A
period 1999-12-31
EQUITEX INC
filed 2000-12-22
CIK 716101

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K/A

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

Documents incorporated by reference: NO

                                  EQUITEX, INC.
                                      INDEX


 .                                                                       PAGE
                                                                        ----
PART II.

Item 5.  Market for Registrant's Common Equity
           and Related Stockholder Matters                               1

         Signatures                                                      3

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(d) Recent sales of unregistered securities

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

Date: December 21, 2000                EQUITEX, INC.
                                       (Registrant)

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

Date: December 21, 2000                /S/ HENRY FONG
                                       -----------------------------------
                                       Henry Fong, President,
                                       Treasurer and Director
                                       (Principal Executive, Financial,
                                       and Accounting Officer)

Date: December 21, 2000                /S/ RUSSELL L. CASEMENT
                                       -----------------------------------
                                       Russell L. Casement, Director

Date: December 21, 2000                /S/ AARON A. GRUNFELD
                                       -----------------------------------
                                       Aaron A. Grunfeld, Director