Form 10-K
period 2000-12-31
EQUITEX INC
filed 2001-04-05
CIK 716101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

               /X/ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For
                    the fiscal year ended: DECEMBER 31, 2000

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE
               REQUIRED) For transition period from _____ to _____

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: /X/

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $34,478,670 based on the last sale price of the Registrant's common stock on March 26, 2001, ($5.50 per share) as reported by the Nasdaq Stock Market.

The issuer had 7,071,618 shares of common stock outstanding as of March 26, 2001.

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

At a special stockholders meeting held on April 3, 1998, the Registrant's stockholders authorized the Registrant to change the nature of its business and withdraw its election as a BDC under the Investment Company Act. The withdrawal became effective upon the Securities and Exchange Commission's receipt of the Registrant's notice of election of withdrawal which was filed on January 4, 1999. Following the withdrawal, the Registrant is no longer subject to the regulatory provisions of the Investment Company Act for BDC's, such as insurance, custody, composition of the board, affiliated transactions and compensation arrangements. Despite the Registrant's withdrawal of its election as a BDC, the Registrant continues to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Exchange Act, the Registrant continues to file periodic reports such as Form 10-K and Form 10-Q, as well as reports on Form 8-K, proxy statements and any other reports required under the Exchange Act.

FIRST TELESERVICES CORP.

On August 13, 1998, the Registrant acquired all of the outstanding stock of First TeleServices Corp. ("FTC") in exchange for 625,000 shares of the Registrant's common stock. As a result of the transaction, FTC became a wholly owned subsidiary of the Registrant. As a marketing arm for financial institutions, FTC's business plan calls for it to perform as a consumer finance company, offering financial products and services to the sub-prime market. FTC continues to be a development stage company which has generated no significant revenues.


FIRST TELEBANC CORP.

Through December 31, 2000, the Registrant has acquired shares totaling 8.1% of the outstanding common stock of First TeleBanc Corp. at December 31, 2000, a bank holding company which operates through its wholly owned subsidiary, Net First National Bank, in Boca Raton, Florida. On May 4, 1999, the Registrant signed a definitive agreement to merge First TeleBanc Corp. with and into the Registrant. In August 1999, the Registrant filed an application with the Federal Reserve Bank of Atlanta for approval to become a bank holding company. On August 2, 2000, the Registrant announced its agreement for the acquisition of First TeleBanc Corp. had expired on July 31, 2000. In addition, as a result of certain deficiencies noted in the operations of First TeleBanc's operating bank, Net First National Bank, following the 1999 annual examination performed by the Office of the Comptroller of the Currency ("OCC"), the Registrant withdrew its application with the Federal Reserve to become a bank holding company. The Registrant may engage in future discussions with First TeleBanc Corp. at an appropriate time which, although there is no assurance, may result in a new agreement and submission of application to the Federal Reserve.


FIRST BANKERS MORTGAGE SERVICES, INC.

On August 23, 1999, the Registrant acquired First Bankers Mortgage Services, Inc. ("FBMS"). FBMS, a Florida corporation, is a full service mortgage banking company headquartered in the Fort Lauderdale, Florida area. The Registrant acquired all of the outstanding common stock of FBMS from its sole shareholder, Vincent Muratore. The total aggregate purchase price for FBMS, was 1,000 shares of Series E Convertible Preferred Stock, 250 shares of which were issued at closing and 750 shares of which were issuable upon satisfaction of certain performance conditions. In addition, the purchase price was subject to post-closing adjustments pursuant to the Agreement and Plan of Reorganization, dated June 22, 1999, among the Registrant, FBMS, Vincent Muratore and FBMS Acquisition Corp., as amended. Under Delaware law, the Registrant was not required to, and did not, seek shareholder approval for this transaction.

The transaction was accounted for as a purchase. The total purchase price was allocated to the assets and liabilities acquired based on their estimated fair values, including goodwill of approximately $18,900,000, which was being amortized by use of the straight line method over ten years prior to the rescission.

In connection with the FBMS transaction, the Registrant and its subsidiaries invested approximately $10.7 million in FBMS for working capital purposes.

Subsequent to the acquisition of FBMS, all outstanding shares of FBMS were transferred to our wholly owned subsidiary, nMortgage, Inc.

On August 15, 2000, the Registrant reached an agreement to rescind the acquisition of FBMS effective June 28, 2000. Under the terms of the rescission agreement, all assets and liabilities of FBMS as of June 28, 2000 were returned to the former owner of FBMS The Registrant retained certain intellectual property rights valued at approximately $2,500,000 related to the Internet-based mortgage banking business of nMortgage. At December 31, 2000, the Registrant's assessment of website development costs for impairment indicated that the carrying value of $2,083,000 had been impaired. This assessment included an evaluation of undiscounted future cash flows and the results of an external appraisal. As a result, the carrying value of the website development costs was reduced by $353,000. Although all of the performance conditions were not met, the Registrant intends to issue an additional 50 shares of Series E Convertible Preferred Stock as part of the agreement and rescission related to those conditions that were satisfied. This will result in an aggregate of 300 shares of Series E Preferred Stock outstanding. As a result of the rescission, we were divested of the assets, liabilities, and operations of FBMS as of June 28, 2000 and as a result, recorded a loss of $3,979,000, which represents the write off of the Registrant's investment in FBMS, including remaining goodwill as of the date of the rescission, net of technological rights retained. The operating results of FBMS have been included in the consolidated statement of operations from the date of acquisition through the date of rescission.

The holder of the Series E Convertible Preferred Stock is not entitled to dividends, does not have a liquidation preference and do not have voting rights. Each outstanding share of Series E Convertible Preferred Stock automatically converts to 1,000 shares of our common stock upon (i) the approval of an increase in the authorized shares of common stock from 7,500,000 shares to 50,000,000; (ii) our subsequent merger with or into another company; or (iii) the sale of substantially all of our assets.


INNOVATIVE GAMING CORPORATION OF AMERICA

On January 3, 2000, the Registrant announced that it had executed a definitive agreement whereby all of the outstanding common stock of nMortgage was to be acquired by Innovative Gaming Corporation of America ("IGCA"), a reporting company under the Securities Exchange Act of 1934, whose common stock trades on the Nasdaq National Market under the symbol "IGCA" (the "Proposed nMortgage Transaction"). On September 21, 2000, the Registrant and IGCA jointly announced the termination of the Proposed nMortgage Transaction. Both parties agreed to mutually terminate the Proposed nMortgage Transaction given the rescission of the FBMS transaction and the Registrant's acquisition of the Meridian Residential Group as described below.


MERIDIAN RESIDENTIAL GROUP

On September 7, 2000 the Registrant signed an agreement to acquire by merger all of the issued and outstanding common stock of the Meridian Residential Group, Inc. ("Meridian Residential") through a newly-formed wholly-owned subsidiary, GR.com, Inc., in exchange for 425,000 shares of the Registrant's Series F Convertible Preferred Stock. The acquisition was completed on September 27, 2000. The Series F Convertible Preferred Stock has a stated value of $8.00 per share and is convertible into shares of the Registrant's common stock any time and from time to time at the option of the holder until March 7, 2004, at a conversion price of $7.00 per share. On March 7, 2004, all remaining outstanding Series F Preferred Stock shall be automatically converted into shares of common stock. To the extent the holders realize proceeds from the sale of the shares of common stock in an amount that is less than conversion price, the Registrant has agreed to issue the holders additional shares of common stock having a market value equal to any such deficiency. Subsequent to the merger, GR.com changed its name to Meridian Services, Inc.

The transaction was accounted for as a purchase. The total purchase price was allocated to the assets and liabilities acquired based on their estimated fair values, including goodwill of approximately $2,648,000, which is being amortized by the use of the straight-line method over fifteen years.

In addition, in connection with the distribution and spin-off of Equitex 2000, Inc. as described below, Equitex 2000 will agree to issue additional shares of common stock to the Meridian Residential stockholders having a market value, at the time of issuance, equal to 20% of the annual increase in pre-tax net earnings compared to the immediately preceding year of the Meridian Residential business for each of the five years subsequent to closing, commencing with the year ending December 31, 2000. The aggregate market value of the additional shares of Equitex 2000's common stock cannot exceed (i) $3,440,000 and (ii) without shareholder approval, 19.9% of Equitex 2000's currently outstanding common stock.

In connection with the Meridian Residential acquisition, nMortgage acquired from Meridian Capital Group, LLC, the proprietary business model, website, trademarks, corporate names and all related intellectual property rights related to the Meridian Residential GreatRate.com business, including the names GreatRate.com and GreatRateMortgage.com for a cash purchase price of $850,000.

The Meridian Residential stockholders have the right at any time and from time to time prior to March 7, 2004, to exchange up to 50% of the shares of our common stock received upon conversion of the Series F Preferred Stock or in connection with the merger for shares of nMortgage common stock. Each share of our common stock will be exchanged for shares of nMortgage common stock in accordance with the ratio determined by dividing (i) the greater of the then market price of our common stock or $8.00 by (i) the lesser of the market price of the nMortgage common stock or $1.00.


KEY AND NOVA FINANCIAL SYSTEMS

On June 29, 2000 the Registrant signed a definitive agreement with Nova Financial Systems, Inc. and Key Financial Systems, Inc., companies under common control with nearly an identical ownership structure, to acquire all the outstanding capital stock of Nova Financial Systems, Inc. and Key Financial Systems, Inc. in exchange for the greater of 7,140,000 shares or 50% of our outstanding common stock on a post acquisition basis plus cash consideration of $5 million. The Registrant intends to operate Nova Financial Systems, Inc. and Key Financial Systems, Inc. as subsidiaries. Nova Financial Systems, Inc. and Key Financial Systems, Inc. are both financial companies which specialize in selling credit card programs designed for high credit risk clients. Consummation of the Nova Financial Systems, Inc. and Key Financial Systems, Inc. mergers is subject to a number of conditions, including: (i) the distribution of all of the Registrant's assets and liabilities to Equitex 2000 and the spin-off of Equitex 2000 common stock as described below; (ii) the approval of the Nova Financial Systems, Inc. and Key Financial Systems, Inc. mergers by the Registrant's stockholders; and (iii) the approval of the increase in the authorized shares of common stock from 7,500,000 shares to 50,000,000 shares. Nova Financial Systems, Inc. and Key Financial Systems, Inc. may waive the approval of the increase in authorized shares if our shareholder meeting has not been held prior to the closing of the mergers or the closing may be postponed until our shareholder meeting has been held and an amended Certificate of Incorporation has been filed in Delaware.

In connection with the acquisitions of Nova Financial Systems, Inc. and Key Financial Systems, Inc. the Registrant intends to distribute all of the Registrant's assets and liabilities to Equitex 2000, Inc., a wholly-owned and Delaware-chartered subsidiary of the Registrant. As part of this distribution, all of the outstanding shares of Equitex 2000 common stock will be distributed to the Registrant's stockholders on the basis of one share of common stock of Equitex 2000 for each share of the Registrant's common stock. Stockholder approval is required to complete the distribution and spin-off. Further details regarding the distribution and spin-off can be found under Item 1 (c) below.


REMAINING INVESTEE COMPANIES

As an operating company, the nature of the Registrant's business has changed from investing in a portfolio of securities to achieve gains on appreciation and dividend income, to being actively engaged in the management of businesses for the generation of income from those operations. Thus, withdrawal of the Registrant's election as a BDC has resulted in a significant change in the Registrant's method of accounting from the value method of accounting required of investment companies to either fair value or historical cost accounting, depending on the classification of the investment and the Registrant's intent with respect to the period it intends to hold the investment.

In fiscal years prior to 1999 as a BDC, the Registrant concentrated its efforts in acquiring interests in more mature investee companies, in some cases, through asset-based financing transactions. In that regard, the Registrant devoted more of its time to providing managerial assistance to fewer companies, most of which time was devoted to investees RDM Sports Group, Inc., VP Sports, Inc. and IntraNet Solutions, Inc., which constituted a significant portion of the Registrant's investment portfolio. The President of the Registrant was President and a director of RDM Sports Group from 1987 to June 1997 and was director of IntraNet Solutions and its predecessor from February 1991 to October 1997.


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

In June 1999, VP Sports commenced a private placement through which it offered up to 40 units with each unit consisting of 100 shares of $1,000 per share 8% preferred stock, 12,500 shares of common stock at $2.00 per share, and 287,500 warrants to purchase 287,500 shares of common stock at $.10 per share. Given the increase in shares outstanding following the VP Sports private placement, the Registrant's ownership percentage in VP Sports has been substantially reduced resulting in Equitex owning approximately 13.6% of VP Sports' outstanding common stock at December 31, 2000. For the first two quarters of 1999, the Registrant consolidated the operations of VP Sports with that of the Registrant and its subsidiaries. Due to the changes in ownership percentage, the Registrant is utilizing the equity method of accounting for its ownership in VP Sports beginning in the year ended December 31, 1999.

During 1998, the Registrant received 1,500,000 shares of the common stock of Triumph Sports, Inc. ("Triumph") in payment of merger and acquisition advisory services totaling $375,000. During 1997, Triumph was unsuccessful in its attempt to acquire a golf accessory manufacturer. During 1998, Triumph acquired five health food, nutritional and supplement related retail outlets in the South Florida area. Triumph operates two of its retail outlets as an authorized franchisee of General Nutrition Centers ("GNC"). In late 1999, Triumph received notice from GNC that it was operating in contravention of clauses in its franchise agreement related to owning and operating non-GNC franchised stores. As a result, in December 1999, the Registrant sold one of its non-GNC franchised operations to a third party for the value of the store's inventory plus a $200,000 five year promissory note. During 2000, Triumph closed another of its non-GNC franchised operations when its lease expired. During 2001, Triumph intends to close its remaining non-GNC franchised operation.

During the year ended December 31, 2000, the Registrant was not involved in any bankruptcy, receivership or similar proceedings. Other than explained above, the Registrant has not undergone material reclassification, merger or consolidation; has not acquired or disposed of any material amount of assets otherwise than in the ordinary course of business; and has not experienced any material change in its mode of conducting business.

(b) Financial information about segments.

Information relating to the Registrant's operating segments can be found in Note 19 to the Registrant's consolidated financial statements for the year ended December 31, 2000.

(c) Narrative description of business.

EQUITEX

As a result of the Registrant's decertification as a BDC on January 4, 1999, the Registrant is now a holding company operating through its wholly owned subsidiaries, FTC and Meridian Services, Inc., and its majority owned subsidiaries nMortgage and Triumph. In addition, the Registrant includes in its consolidated financial statements, on an equity basis, its ownership interest in VP Sports.


During each of the past four years, on a stand-alone basis, the Registrant has relied mainly on sales of investment securities for its revenues. As a result of the Registrant's change from an investment company to an operating company and the cessation of its investment activities, the Registrant will only be able to rely on sales of investments for its revenues until such time as its investment portfolio has been liquidated. During 1999 and 2000, the Registrant sold a significant portion of its investment portfolio leaving only a small portion of its investment in IntraNet Solutions, Inc. remaining. Further sales of IntraNet Solutions common stock were made during the first quarter of 2001. As of the filing of this report, the Registrant holds approximately 2,000 shares of IntraNet Solutions common stock. The amount and timing of past and future sales is primarily dependent upon the securities markets and the liquidity of each investment.

In order to provide for future revenue streams as an operating company and as part of the Registrant's overall decertification plan, the Registrant is proceeding with the Nova Financial Systems, Inc. and Key Financial Systems, Inc. acquisitions as described above in Item 1 (a). The Registrant, Nova Financial Systems, Inc. and Key Financial Systems, Inc. recently agreed to extend the closing date for this transaction to ninety days after the filing of a definitive proxy statement for a special meeting of the Registrant's stockholders provided the meeting is held on or before March 14, 2002

Key Financial Systems, Inc. was established in Clearwater, Florida in June 1997 to design, market and service credit card products aimed at the sub-prime credit market. In late 1998, a sister company, Nova Financial Systems, Inc., was formed to provide the same services as Key Financial Systems, Inc. for Key Financial Systems, Inc.'s second bank client. Key Financial Systems, Inc. marketed the Pay As You Go credit card program for Key Bank & Trust until April of 1999 and is actively marketing the Pay As You Go credit card program with Net First National Bank. Nova Financial Systems, Inc. marketed the Pay As You Go program for Merrick Bank until September of 1999. Under its contracts with Key Bank & Trust and Net First National Bank, Key Financial Systems, Inc. has 100 percent loan participation interest in the Pay As You Go portfolios. The net loan balances on each portfolio is recorded by Key Financial Systems, Inc. and all credit card income associated with each portfolio flows to Key Financial Systems, Inc. under the agreement. Key Financial Systems, Inc. is responsible for all losses and servicing costs including processing costs incurred on the portfolio with third party service providers and the bank client. Nova Financial Systems, Inc. has the same type of relationship with Merrick Bank. As of December 31, 2000, Key Financial Systems, Inc. and Nova Financial Systems, Inc. have processed over 897,000 credit card applications and currently have approximately 82,000 active credit card accounts.

Together, Key Financial Systems, Inc. and Nova Financial Systems, Inc. are a full service organization, operating from 17,000 square feet with 144 employees. They provide credit card portfolio management services including application processing, customer service, mediation, collections, risk management and accounting pursuant to each bank's policies.

Key Financial Systems, Inc. and Nova Financial Systems, Inc. use cutting-edge technologies in hardware and software and have their own internal software development capabilities. Their technology resources include: a proprietary application processing system; a proprietary ACD (Automated Call Distribution) telephone system; a proprietary dialing system using Dialogic hardware; customized reporting from any application system; FoxPro, Sequel Server and Microsoft Access Databases; and NT Network with interfaces to credit bureaus. Support equipment includes: 8 servers; 250 personal computers; and DS3 (576 incoming and outbound telephone lines).

Key Financial Systems, Inc. currently offers an innovative product to customers with poor or little credit histories. There are no credit checks or credit turndowns. Key Financial Systems, Inc. designed a "Pay-As-You-Go" credit card that is issued with a $500 credit limit, with zero availability at issuance. The customers must make payments to have available credit on their account. This is accomplished by charging the customer's account at issuance, with a fully refundable "Reservation Fee" of $500. The fee is refunded as a credit to the customer's account at closure, either at the customer's request or if the account is charged-off. There is an $8 monthly membership fee and the balance is not subject to any interest charge. The account requires a minimum payment of 3%, or $15 for each billing statement.


The opinions on the size of the sub-prime market vary depending on the particular label described, however, a 1996 survey from Faulkner and Gray, a respected research firm, estimated the size of this market in the U.S. at 30 million and growing. More recent surveys by MasterCard International indicate the number to be at least twice as large. There are two basic segments in this market:

     1. EMERGING/THIN FILES - includes ethnic/immigrants groups, youth, elderly on fixed income, divorced, widows/widowers; and

     2. RECOVERING/CREDIT IMPAIRED - includes credit abusers with a history of credit problems including bankruptcies and those who have experienced a catastrophic one-time life event that destroyed their credit, such as death, illness or divorce.

According to MasterCard International, this large underdeveloped segment includes 25-30% of U.S. households. This market has continuous segment growth and a 50% higher profit potential than the industry average (i.e. interest rates, processing fees, annual/membership fees, ancillary fees, etc.).

Today, sub-prime credit cards continue to be marketed successfully to consumers throughout the U.S. with poor or limited credit histories. Generally, four types of credit cards are offered to sub-prime consumers in the marketplace: fully secured; partially secured; high fee unsecured; and low limit unsecured.

The Pay As You Go credit card was designed with the purpose of having a low risk profile for Key Financial Systems, Inc. and Nova Financial Systems, Inc. while being more competitive than most other sub-prime credit cards in the market. All the other programs charge a high interest rate with an annual fee. In most cases, Key Financial Systems, Inc.'s membership fee is less costly than the interest and annual fee charged on other programs. Key Financial Systems, Inc. and Nova Financial Systems, Inc. have no credit turn downs, which significantly improves response rates and the financial effectiveness of their marketing efforts. There will always be a significant number of consumers that will not qualify for the other sub-prime products or do not want to invest in a collateral savings account.

The Pay As You Go credit card has been marketed by First National Bank of Brookings, S.D. and is currently being marketed by Affinity Marketing and Sales, Inc. for the Bank of Hoven, S.D. under a licensing arrangement with Key Financial Systems, Inc. Key Financial Systems, Inc. shall receive a monthly fee equal to $.50 per active account on file for all Pay As You Go credit cards issued by the Bank of Hoven from the marketing efforts of Affinity Marketing.

Key Financial Systems, Inc. and Nova Financial Systems, Inc. have developed strategic relationships with companies that have significant marketing abilities in the major distribution channels, including inbound/outbound telesales, direct mail, television, and the Internet. Key Financial Systems, Inc. and Nova Financial Systems, Inc. manage and control all marketing programs related to the products offered by them. In addition, Key Financial Systems, Inc. and Nova Financial Systems, Inc. have access to proprietary methods of managing lists to identify the best potential customers from lists available in the market.

Currently Key Financial Systems, Inc. and Nova Financial Systems, Inc.'s most active distribution channel is the Internet. Key Financial Systems, Inc. markets through alliances with a number of popular Internet web sites including:
Creditland.com, uproar.com, Mail.com, Spinway.com, GetSmart.com, NetCreations.com, Lendingtree.com, winvite.com and USA.net. Internet customers are directed to the Net First site by a combination of banner links displayed on thousands of web sites, including those listed above, and approved e-mail programs. The Pay As You Go card was recently ranked as the number five most popular credit card site on the Internet by top9.com which reported over four million unique visitors during the month of November 2000.

On November 15, 2000, Key Financial Systems, Inc. temporarily suspended marketing, including the Internet site, for Net First National Bank. This suspension was at the request of the Bank to conform to the requirements of a Consent Order between Net First National Bank and Office of the Comptroller of the Currency. Net First National Bank was required to obtain legal opinions that Key Financial Systems, Inc.'s credit card marketing and the Pay As You Go program conforms to all applicable federal and state laws. The necessary opinions have been prepared and have been forwarded to the Office of the Comptroller of the Currency. On December 15, 2000, Net First National Bank notified Key Financial Systems, Inc. to resume marketing the Pay As You Go credit card on its behalf.

The Registrant intends to distribute all of its assets and liabilities and spin-off all outstanding shares of Equitex 2000, Inc. to its stockholders. If the stockholders approve the distribution and spin-off, it is anticipated the Registrant's board of directors will authorize the various components of the distribution and declare a special dividend payable in Equitex 2000 common stock and set a record date for that dividend. The distribution would involve the actions described below.

   The Registrant will contribute the following to Equitex 2000:

     o all of our cash, or such lesser amount as our board of directors may determine in its sole discretion;
     o    all securities and investments owned by us in our investee companies;
     o all shares of Meridian Services, Inc. (formerly Meridian Residential Group), our wholly-owned mortgage banking subsidiary;
     o any residual rights related to the First Bankers Mortgage Services, Inc. investment;
     o all shares of nMortgage, Inc., our Internet based mortgage banking subsidiary;
     o all receivables of any nature, including accounts and notes receivable;
     o    all furniture, fixtures and equipment; and
     o any other assets that are related in any manner to the mortgage banking and other business of the Registrant.

In addition, Equitex 2000 will assume all liabilities and will indemnify the Registrant and assume the prosecution or defense in the following lawsuits:
WILLIAM G. HAYES, JR. LIQUIDATING AGENT FOR RDM SPORTS GROUP, INC. AND RELATED DEBTORS V. EQUITEX, INC., SMITH, GAMBRELL, RUSSELL, L.L.P., DAVID J. HARRIS, P.C., AND DAVID J. HARRIS, INDIVIDUALLY, Adversary Proceeding No., 00-1065 (U.S. Bankruptcy Court for the Northern District of Georgia, Newnan Division); and EQUITEX, INC. AND HENRY FONG V. BERTRAND T. UNGAR, Case No. 98-CV-2437 (Dist. Ct. Arapahoe County, Colorado).

While the spin-off of shares of Equitex 2000 will be a taxable distribution to the Registrant's stockholders, because the Registrant has no current and post-1913 accumulated earnings and profits, the distribution will be applied against, and reduce the adjusted basis of our common stock owned by the stockholder as a return of capital. If the value distribution is greater than the adjusted basis of the stockholder's Equitex stock, the excess is treated as a capital gain. The value of the distribution will be equal to the fair market value of the assets distributed by the Registrant to Equitex 2000.

The Registrant will distribute, in the form of a special dividend, all of the outstanding shares of common stock of Equitex 2000, on a pro rata basis, to our holders of common stock as of a record date for the special dividend. In the special dividend, each shareholder will retain its shares of Equitex common stock, and for each share of Equitex common stock held by it on the record date for the special dividend, will be entitled to receive one share of Equitex 2000 common stock.

Equitex 2000 will agree to issue additional shares of common stock to the Meridian Residential Group, Inc. stockholders having a market value, at the time of issuance, equal to 20% of the annual increase in pre-tax net earnings compared to the immediately preceding year of the Meridian Residential Group, Inc. business for each of the five years subsequent to closing, commencing with the year ending December 31, 2000. The aggregate market value of the additional shares of Equitex 2000's common stock cannot exceed (i) $3,440,000 and (ii) without shareholder approval, 19.9% of Equitex 2000's currently outstanding common stock.

Prior to the distribution to the Registrant's stockholders, the Equitex 2000 common stock will be registered pursuant to Section 12(b) or 12(g) of the Securities Exchange Act of 1934 and Equitex 2000 shall have filed and sought to make effective an application for the inclusion of the Equitex 2000 common stock on the Nasdaq SmallCap Market. If Equitex 2000's application is not approved, its common stock may be traded on either the electronic bulletin board or the National Quotation Bureau, Inc.'s "Pink Sheets."

Following the distribution and spin-off, we are expected to close on our acquisitions of Nova Financial Systems, Inc. and Key Financial Systems, Inc.

The Registrant's board of directors has retained discretion, even if all conditions to the distribution of its assets and liabilities and spin-off of Equitex 2000 common stock are satisfied, to abandon, defer or modify the distribution of its assets and liabilities and/or spin-off of shares of Equitex 2000.


NMORTGAGE & MERIDIAN SERVICES

nMortgage is a business to consumer retail Internet mortgage banking company which is developing its business to business mortgage services technology and provides consulting services to the mortgage industry. As described more fully above, in September 2000, the Registrant completed the acquisition of Meridian Residential by merging it with GR.com, the Registrant's newly formed subsidiary. Subsequent to the merger, GR.com changed its name to Meridian Services, Inc. ("Meridian Services"). nMortgage utilizes the services of Meridian Services' virtual back office.

Meridian Residential was established on February 28, 1996. In its initial phase Meridian Residential set out to become a mortgage banker, in order to capitalize on the experience and vast client base of its principals. Over time Meridian Residential became a provider of mortgage management services and E commerce infrastructure platforms to the mortgage industry. As a result, Meridian Residential began to seek a strategic alliance with an entity that could provide technology compatible with its Internet streamlined virtual back office. Details of the new business model and strategic alliance partner are detailed below.

Since March 1, 2000, Meridian Services has laid the groundwork for a new business model. It has developed a web-based strategy called GreatRate.com with the web address bearing the same name www.GreatRate.com. Through this site, which is owned by nMortgage, Meridian Services has developed web based mortgage products that will allow it to capitalize on its streamlined back office operation to expand its business nationwide. The goal of the new business plan is to create a business to business platform for Meridian Services, to reach out to small banks and financial institutions allowing them to utilize Meridian Services/nMortgage's technology and infrastructure. This will enable the financial institution to enter into the business of providing residential and small commercial mortgages to their clientele without having to maintain an infrastructure to process residential mortgages.

Meridian Services will provide the back office support to help originate, fully process, underwrite and close residential mortgages. In order to properly support this program, Meridian Services will utilize its high end website that would allow its banking partners and their customers to access current rates and loan status in real time.

nMortgage has been developing, and in conjunction with Meridian Services introduced in the first quarter 2001, a business to business Internet technology solution for the mortgage industry. The site will be targeted to local savings banks and other similar financial institutions, individual mortgage and small mortgage brokers, and eventually may be offered to mortgage related businesses not currently offering mortgage loans such as insurance brokers, stockbrokers, tax preparers, financial planners, etc. This site will allow these businesses to leverage their client databases by offering a private label solution offering Internet based mortgage loans.

On January 2, 2001, nMortgage and Meridian Services announced an agreement with Mortgagebot, LLC of Cedarburg, Wisconsin, to provide the back office system for originating and processing mortgage loans over the Internet. Mortgagebot is a complete online lending service available 24 hours a day, 365 days a year that was built exclusively for the Internet. Utilizing Mortgagebot's existing technology, nMortgage and Meridian Services will be able to offer customers a complete Internet-based mortgage solution from application to closing.


Utilizing the nMortgage and Meridian Services business model along with the Mortgagebot technology will enable Meridian Services to securely originate, process, underwrite, approve and close mortgage loans on the Internet in a seamless interactive process with consumers from the point-of-sale to closing. This integrated system will allow Meridian Services to provide its business to business customers with the ability to seamlessly outsource mortgage origination, processing and closing activities to Meridian Services under a private-label Website and technology system developed and hosted by Mortgagebot. Utilizing this technology, Meridian Services will be able to provide its clients with a fully interactive customized Web site system that connects the financial institution and their customers directly to Meridian Services. In the first quarter of 2001, Meridian Services has signed two agreements under this program.

In addition to the above strategy, mortgages are offered direct to the consumer via the Internet utilizing the GreatRate.com website. Meridian Services had been licensed to do business in New York, New Jersey and Connecticut. In March 2001 Meridian entered into an agreement with a financial institution allowing it to offer its mortgage products in all fifty states. The financial institution, utilizing its national charter and its private labeled Meridian Services-based website, will be able to close loans in all fifty states. Meridian Services will be purchasing these closed loans and effectively be operating in all fifty states. The loans that Meridian Services will be purchasing will have been pre-sold by Meridian Services to third party investors.

The business to business private label strategy will place a customized Internet program with third parties that will receive a home page at a nominal price and "back office" support by Meridian Services for all loans originated. Meridian Services will not only earn fees from the mortgage loans but will become a fee-based Internet Service Provider to third parties. This allows the loan originator to offer an efficient online mortgage solution without the significant time and expense involved in setting up and maintaining their own Internet web site and related infrastructure. Once an application is submitted through the web site either by the loan originator on behalf of the client or by the client himself, Meridian Services handles processing the application on behalf of the loan originator and offers it for underwriting to either Meridian Services' preferred lenders or lenders used by the loan originator.

Meridian Services utilizes the "table funding" method for its traditional residential mortgages. With the table funding process, Meridian Services processes a borrower's application and prepares the file for underwriting. The file is then offered to an Investor fitting the borrower's lending profile who accepts the file for underwriting either directly or through its third party underwriting agent. The process is then taken over by that Investor or its agent who carries the loan through closing and funding. By employing this design, Meridian Services is not responsible for funding these loans utilizing lines of credit and thereby mitigates its exposure to interest expense, default events or underwriting difficulties.

In 1999, mortgage origination volume in the U.S. was $1.3 trillion compared to $1.5 trillion in 1998 and $834 billion for 1997. Demand for mortgage products has been favorably affected by low interest rates, low unemployment rates, increasing wages, high consumer confidence and strong housing starts and home sales. The average loan amount increased to $132,930 in 1999 compared to $127,000 in 1998. The retail origination market of the mortgage banking industry is highly fragmented. According to the National Association of Mortgage Brokers, approximately 20,000 mortgage brokers were operating in the U.S. in 1998.

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

Meridian Services competes with mortgage brokers, bankers and financial institutions both large and small from locally owned mortgage businesses to multi-national financial institutions. These competitors include nationally recognized financial institutions with billions in assets and considerable marketing budgets. With the increase in Internet-based mortgage originations, many of the larger well-known mortgage companies have created web sites to attract customers. nMortgage and Meridian Services intend to market their products to those consumers who would rather do business with smaller locally based financial institutions and mortgage professionals who know the local market and seek to provide more personal service.

Most states have laws and regulations governing the registration or licensing and conduct of persons providing mortgage brokerage services. Such laws and regulations also typically require certain consumer protection disclosures and compliance with loan solicitation procedures and a variety of other practices, throughout the various stages of the mortgage solicitation, application and approval process. In addition to state law, federal law heavily regulates mortgage brokerage services. Meridian Services is subject to regulations of various federal entities including the Department of Housing and Urban Development, Veterans Administration, Federal Housing Administration, Federal National Mortgage Association, Government National Mortgage Association, Federal Home Loan Mortgage Corporation and other agencies. These agencies impose various rules and regulations which may include licensing and financial requirements, discrimination policies and underwriting guidelines, among others. Failure to comply with these requirements can lead to civil and/or criminal liability, loss of approved status, demands for indemnification or loan repurchases from buyers in the secondary market, rights of rescission for mortgage loans, class action lawsuits and administrative and enforcement actions.


FIRST TELESERVICES CORP.

FTC is still developing its business and has not yet generated significant income. As a marketing arm for financial institutions, FTC's business plan calls for it to perform as a consumer finance company, offering an array of financial products and services to the sub-prime market. These products will be developed and serviced through correspondent relationships with companies specializing in those particular products.

Initially, FTC intends to offer secured credit cards to large data bases of customers through its debt transfer servicing program. "Debt transfer servicing" is a term used in the collection industry which means using a new loan account number to service and collect debt purchased in the secondary market. As customers continue to make payments on their new accounts, thereby rehabilitating their credit, the Registrant will begin cross selling other financial and telecommunications products on a fee basis without the risk of extending credit.

FTC's business is dependent upon the alliance partnerships it maintains with other organizations for referral of debt portfolios which generate new customers. Because FTC's business is ultimately dependent upon the quantity and quality of these alliance partnerships, FTC must actively seek out new partnerships while maintaining and evaluating its current relationships. If any of these alliance partners fail to deliver quality products or services on a timely basis, and if FTC is unable to develop alternative sources as required, dissatisfied clients may turn to other sources to provide the products or services they desire which may adversely affect FTC's business. During 1999, FTC entered into a joint venture project which purchased a debt portfolio of approximately $100 million in receivables from approximately 13,000 charged-off credit accounts. This project met with limited success and generated limited revenues. In addition, in the year 2000, FTC completed a mailing to approximately 75,000 potential clients. This mailing was unsuccessful.

During the year 2000, while continuing to develop its business strategy, FTC streamlined its operations and presently is operating on a minimal budget. FTC's office lease expired on December 31, 2000 and the Company is presently operating from the home of its President.


TRIUMPH SPORTS

At December 31, 2000, Triumph Sports owned and operated three vitamin and nutritional supplement related retail stores in the Palm Beach, Florida area. In March 2001, the company negotiated the early termination of its lease and closed its final independent operation located in a Bally's fitness center. The remaining two stores are registered franchisees of General Nutrition Centers ("GNC"). During 2000, Triumph closed one of its independent non-GNC franchised stores after its lease expired. During 1999, Triumph also operated a fifth location which was sold at the end of 1999 as explained more fully in Item 1 (a) above. The Triumph GNC franchise agreements run for a period of ten years expiring in 2008 and include renewals for two consecutive five-year terms contingent upon GNC conditions and approval.

Each retail location typically employs one full-time manager and one to three part-time employees. The GNC stores offer a wide-array of vitamins, nutritional supplements, meal replacement products and other health and fitness products targeted to a large consumer demographic seeking today's healthy and active lifestyle. From children to senior citizens looking for vitamins, supplements, books and advice for healthy living to triathletes and body builders seeking nutritional supplements and meal replacements for their workout regimes, GNC offers recognized high-quality branded products for all ages and fitness levels. A majority of the products sold in the GNC outlets are GNC branded products with additional offerings consisting mainly of meal replacement and nutritional supplement products from popular major suppliers. The two smaller independent stores located in Bally's fitness centers mainly offered meal replacement bars, shakes, drinks, nutritional supplements, workout supplies and magazines targeted to the Bally's consumers for their pre and post-workout convenience.


EMPLOYEES

The Registrant currently employs five full-time employees. In addition, FTC employs one full-time employee and Triumph Sports employs 4 full and part-time employees. nMortgage has two full-time employees while Meridian Services has 10 salaried and approximately 20 commissioned employees.

(d) Financial information about geographic areas.

Not applicable.


ITEM 2. PROPERTIES.

The Registrant's principal executive office is located in Englewood, Colorado. The Registrant leases this space, consisting of approximately 1,800 square feet, on a month-to-month basis for $2,500 per month, from a corporation in which the Registrant's president is the sole stockholder. The Registrant believes these terms to be no less favorable than those which could be obtained from a non-affiliated party for similar facilities in the same area.

The Registrant also leases in Palm Beach Gardens, Florida an executive office consisting of approximately 980 square feet. The lease payment is currently $2,123 per month and increases by $82 per month in April of each year until the lease expires in February 2004. The Registrant and its subsidiaries, nMortgage, Triumph Sports and VP Sports, utilize this space.

Meridian Services leases a building with approximately 3,000 square feet of office space in Brooklyn, New York. The lease payment is currently $3,750 per month increasing to $4,000 per month in January 2002 and $4,250 per month in September 2003. This lease expires in August 2005.

Triumph Sports currently leases retail space in three separate locations one of which expires during the first quarter of 2001 following payments of $2,082. Of the remaining two leases, one has annual rent payments of $18,363 in 2001 and $12,640 in 2002 and expires in August 2002, and the other has annual payments of $25,550 in 2001, $25,900 in 2002, $26,950 in 2003 and $14,000 in 2004 and
expires in June 2004.


ITEM 3. LEGAL PROCEEDINGS.

On August 18, 2000, William G. Hays, Jr., liquidating agent for RDM Sports Group, Inc., and related debtors, filed an adversary proceeding against the Registrant, Smith Gambrell and Russell, LLP, David J. Harris, P.C. and David J. Harris, in the United States Bankruptcy Court for the Northern District of Georgia, Newnan Division, Adversary Proceeding No. 00-1065. The liquidating agent alleges that the Registrant breached its October 29, 1987 consulting agreement with RDM, breached fiduciary duties allegedly owed to RDM, and that the Registrant is liable for civil conspiracy and acting in concert with directors of RDM. The liquidating agent is seeking unspecified compensatory and punitive damages, along with attorney's fees, costs and interest. On April 2, 2001, the court granted the Registrant's motion to enforce the arbitration clause contained in the consulting agreement. The Registrant intends to vigorously defend this matter. Because this matter is in the preliminary stages and no arbitration date has been set, it is too early to predict the outcome of this matter.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 27, 2000, the Registrant held its Annual Meeting of Stockholders. The stockholders re-elected each of the Registrant's three directors to serve until the next Annual Meeting of Stockholders and the votes were cast as follows:

                            For            Withhold Authority
                         ---------         ------------------
Henry Fong               6,427,821               62,281
Russell L. Casement      6,428,191               61,376
Aaron Grunfeld           6,428,281               61,218

Additionally, the following proposal was presented and voted upon at the meeting and the votes were cast as follows:

To ratify the appointment of Gelfond Hochstadt Pangburn, P.C. as the independent auditor of the Registrant for the year ending December 31, 2000.

                      For            Against         Abstain        Non-Voted
                   ---------         -------         -------        ---------
Shares voted       6,436,424          8,637           5,501             0



                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


(a) Market Information

The Registrant's common stock trades on the Nasdaq SmallCap Stock Market under the symbol EQTX. The table below states the quarterly high and low last sale prices for the Registrant's common stock as reported by The Nasdaq Stock Market, and represent actual high and low last sale prices.


                                            Last Sale
                                            ---------
    Quarter ended                     High              Low
    -------------                     ----              ---
    1999
    ----
    March 31, 1999                   $12.44            $6.75
    June 30, 1999                    $41.88            $9.50
    September 30, 1999               $13.38            $9.50
    December 31, 1999                $10.00            $8.00

    2000
    ----
    March 31, 2000                   $11.13            $6.63
    June 30, 2000                    $9.38             $5.38
    September 30, 2000               $8.00             $5.63
    December 31, 2000                $6.25             $4.13

(b) Holders

The number of record holders of the Registrant's common stock as of March 27, 2001 was 2,127 according to the Registrant's transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name.

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

(d) Recent sales of unregistered securities

Not Applicable


ITEM 6. SELECTED FINANCIAL DATA.

The following tables contain selected financial data of the Registrant for the previous five years. As a result of the Registrant's change in accounting method from that of an investment company to that of an operating company following the Registrant's decertification as a BDC on January 4, 1999, as described more fully in Part I Item 1. Business, the following information is being presented in two separate tables. For the years ended December 31, 2000 and 1999, a table reflecting the Registrant's consolidated selected financial data as an operating company is being furnished. The selected financial data presented in the second table represents the Registrant's operations as an investment company for each of the fiscal years ended December 31, 1998, 1997 and 1996, respectively.


--------------------------------------------- ---------------- -----------------
                                                   2000              1999
--------------------------------------------- ---------------- -----------------
Revenues                                           $2,869,291        $2,340,175
--------------------------------------------- ---------------- -----------------
Net loss                                           (7,367,401)       (7,716,559)
--------------------------------------------- ---------------- -----------------
Net loss applicable to common stockholders         (8,617,401)      (10,985,572)
--------------------------------------------- ---------------- -----------------
Basic & diluted net loss per common share              ($1.21)           ($1.64)
--------------------------------------------- ---------------- -----------------
Total assets                                       $9,431,627       $41,744,937
--------------------------------------------- ---------------- -----------------
Total long-term liabilities                            79,627                 0
--------------------------------------------- ---------------- -----------------
Redeemable preferred stock                          1,536,000                 0
--------------------------------------------- ---------------- -----------------
Cash dividends                                              0                 0
--------------------------------------------- ---------------- -----------------


--------------------------------------------- ---------------- ----------------- ----------------
                                                   1998              1997             1996
--------------------------------------------- ---------------- ----------------- ----------------
Revenues                                             $447,840          $378,391         $632,765
--------------------------------------------- ---------------- ----------------- ----------------
Realized gain from sales of investments             1,108,340         1,003,951        1,226,190
--------------------------------------------- ---------------- ----------------- ----------------
Net investment (loss) and realized gain on          (925,245)         (401,649)          639,874
investments after income taxes
--------------------------------------------- ---------------- ----------------- ----------------
Increase (decrease) in unrealized                 (1,056,054)       (3,521,718)      (5,206,732)
appreciation on investments net of deferred
income taxes
--------------------------------------------- ---------------- ----------------- ----------------
Net increase (decrease) in net assets            $(1,981,299)      $(3,923,367)     $(4,566,858)
resulting from operations
--------------------------------------------- ---------------- ----------------- ----------------
Net increase (decrease) in net assets                 $(0.45)           $(1.25)          $(1.42)
resulting from operation per share
-------------------------------------------- ---------------- ----------------- ----------------
Total assets                                       $5,859,075        $5,038,425      $10,478,003
--------------------------------------------- ---------------- ----------------- ----------------
Total long-term liabilities                                 0                 0                0
--------------------------------------------- ---------------- ----------------- ----------------
Cash dividends                                              0                 0                0
--------------------------------------------- ---------------- ----------------- ----------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The following discussion and analysis of the Registrant's financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2000, 1999 and 1998. As a result of the Registrant's change from a BDC to an operating company as of January 4, 1999 effective January 1, 1999, the Registrant is presenting its financial statements as an operating company for the years ended December 31, 2000 and 1999, and as an investment company for the year ended December 31, 1998. Accordingly, the consolidated balance sheets, consolidated statement of operations and consolidated statement of cash flows for the years ended December 31, 2000 and 1999 are presented for the Registrant as an operating company. These statements include the accounts of the Registrant, its wholly owned subsidiary FTC and majority owned subsidiaries nMortgage and Triumph (four retail locations) for the entire year ended December 31, 2000, as well as its wholly-owned subsidiary Meridian Services for the fourth quarter of 2000. Also included in the December 31, 2000 consolidated financial statements are the results of the Registrant's 13.6% ownership interest in VP Sports which is accounted for on an equity basis and the results of FBMS through June 28, 2000. The 1999 statements include the Registrant, FTC and Triumph (five retail locations) as well as the accounts of majority owned subsidiary nMortgage and the Registrant's 35.7% investment in VP Sports for September through December 1999 following the Registrant's acquisition of FBMS, and VP Sports' acquisition of Victoria Precision both in August 1999. The financial statements for the year ended December 31, 1998 continue to be presented in the investment company format as audited in those years.

(a) Liquidity and Capital Resources.

As a result of the Registrant's change from a BDC to an operating company in 1999, the amount and sources of the Registrant's liquidity changed significantly. Prior to 1999 while operating as a BDC, the Registrant relied primarily on sales of portfolio securities as well as fees charged to investees for various services to fund its operations. During 1999 and 2000, as the Registrant continued to restructure its business, the Registrant relied primarily on private placements of equity securities to fund its operations and acquisitions as it sought to become an operating company. However, as in past years, during 1999 and 2000, the Registrant continued to divest certain of its portfolio securities to generate additional income.

For the year 2001, the Registrant, prior to consolidation of any subsidiaries, anticipates that its liquidity and capital resources are sufficient to fund its operations as it works toward completing its acquisitions of Key Financial Services and Nova Financial Services. While continuing to divest itself of portfolio securities remaining from the Registrant's BDC operations, the Registrant may also be required to fund its operations and acquisitions through the sale of equity securities which may cause further dilution to the Registrant's stockholders.

Ordinarily, all of the Registrant's subsidiaries operate on a stand-alone basis and each is individually responsible for its own liquidity. However, the Registrant may need to assist its subsidiaries from time-to-time should liquidity issues arise. Should additional liquidity be necessary to fund the operations of its subsidiaries or to complete any merger or acquisition, the Registrant believes it has sources available, including the sales of certain investments or the private placement of equity securities, to cover its needs.

On August 23, 1999, the Registrant acquired First Bankers Mortgage Services, Inc. ("FBMS") a mortgage banking company headquartered in Ft. Lauderdale, Florida in exchange for 250 shares of the Registrant's Series E Convertible Preferred Stock. In September 1999 the Registrant transferred all outstanding shares of FBMS to its then wholly owned subsidiary, nMortgage, Inc. On August 15, 2000, the Registrant reached an agreement to rescind the acquisition of FBMS, effective June 28, 2000. Under the terms of the agreement, all assets and liabilities of FBMS were returned to the previous owner effective June 28, 2000. As a result of the rescission, nMortgage retained certain technological rights which were developed after August 23, 1999 and funded by the Registrant's investment. These technological rights are valued at approximately $1.7 million, net of accumulated depreciation at December 31, 2000. Also as part of the agreement and rescission, the Registrant has agreed to issue up to 50 additional shares of its Series E Convertible Preferred Stock related to performance conditions under the terms of the acquisition agreement that were satisfied prior to the rescission bringing the total Series E shares outstanding to 300. As a result of the rescission, the Registrant divested itself of the assets, liabilities and operations of FBMS as of June 28, 2000 and the Registrant's investment in FBMS was written-off as of June 28, 2000 resulting in a loss of $3,979,000.

On September 7, 2000, effective September 27, 2000, Equitex acquired by merger all of the issued and outstanding common stock of the Meridian Residential Group, Inc. ("Meridian Residential") through its wholly-owned subsidiary, GR.com, Inc., in exchange for 425,000 shares of the Registrant's Series F Convertible Preferred Stock. GR.com, Inc. recently changed its name to Meridian Services, Inc. ("Meridian Services"). In connection with the Meridian Residential acquisition, nMortgage acquired from Meridian Capital Group, LLC, the proprietary business model, website, trademarks, corporate names and all related intellectual property rights related to Meridian Capital Group's GreatRate.com business, including the names GreatRate.com and GreatRateMortgage.com for a cash purchase price of $850,000. The Registrant issued 1,300 shares of its Series G Convertible Preferred Stock for net proceeds of $1,240,000 to fund the acquisition of GreatRate.com. The remaining funds were utilized for working capital needs.

Prior to the rescission, additional capital expenditures were incurred during the first half of 2000 as nMortgage completed its information technology in connection with its Internet-based product offerings. Following the closing of the Meridian Residential transaction, Meridian Services is now handling the mortgage lending activities of nMortgage which plans to move forward with its business plan and continue to roll out its business to consumer and business to business mortgage programs in conjunction with Meridian Services. Meridian Services is presently relying primarily on origination and other loan related fees from lenders to whom it brokers mortgage loans. As nMortgage and Meridian Services continue to develop the business to business Internet solutions, it is anticipated additional fees will be recognized from fee-based programs for private labeling third party Websites. This should generate additional loan-related as well as service-related fees. nMortgage and Meridian Services are currently cash flow positive and the Registrant anticipates both companies' liquidity and capital resources will be sufficient to fund their operations during 2001.

Triumph relies primarily on cash flows from operations for its working capital. In addition, during 1999 and 2000, Triumph received a cash infusion from the sale of an investment purchased from an officer of Triumph considerably below market value. This capital infusion provided additional cash of approximately $270,000 to operate its business and was considered a contribution of capital. In an effort to streamline its operations and lower its operating overhead, during 2000 and in the first quarter of 2001, Triumph closed its two independent retail operations leaving only its two GNC retail stores. As a result of Triumph's continuing losses, the Registrant may need to assist Triumph with its liquidity and capital resources needs during 2001 to help fund its operations.

During 2000, the Registrant participated with other third parties in making certain loans to VP Sports to assist both of its subsidiaries, Victoria Precision and Torpedo Sports, with liquidity needs during peak manufacturing periods. These loans were secured by certain of the assets of VP Sports' subsidiaries. It is anticipated the Registrant may make further advances to VP Sports and its subsidiaries during 2001 as additional peak liquidity and capital resource needs arise.

On June 29, 2000, the Registrant announced that it had executed a definitive agreement for the acquisitions of Key Financial Systems, Inc. ("Key") and Nova Financial Systems, Inc. ("Nova") based in Clearwater, Florida. Key is a three year old financial services call center organization that markets and services credit card programs and provides customer service support for online applications. Under the agreement, Key and Nova's current stockholders will receive a combination of cash and stock of the Registrant as described further in Part 1 above. The Registrant presently believes that it will have sources of cash available to complete the Key and Nova acquisitions through the private offering of equity securities of the Registrant or through the exercise of certain outstanding warrants and options of the Registrant.

For most of 1999, FTC relied exclusively on the Registrant for operating funds as the company continued to develop its business plan. During 2000, the Registrant ceased funding the operations of FTC and the company relied on internal sources of funds generated through cash flows from certain consulting services for its liquidity and capital resources. During 2000, FTC embarked on two initiatives to further its business plan and generate operating funds. Neither initiative was successful and at December 31, 2000, FTC had only limited operations. FTC's lease expired and the company currently operates from the home of its president. While future capital infusions by the Registrant may be necessary, it is anticipated the amounts can be absorbed by the Registrant given the relatively low overhead requirements at FTC. Given the present staffing at FTC and the past lack of success, the Registrant isn't anticipating significant revenues from FTC in 2001.

(b) Results of operations.

Because of the fundamental change in the Registrant's operations and financial presentation for 1999 and beyond, the comparison to prior years is difficult. As a result, the discussion and analysis of the Registrant's results of operations contain year over year financial comparisons for the years ended December 31, 2000 and 1999, while any comparisons to 1998 have been analyzed with a view toward the Registrant's current and future business operations.

REVENUES: Consolidated revenues for the year ended December 31, 2000 were $2,869,291 as compared to $2,340,175 for the Registrant and its subsidiaries for the year ended December 31, 1999. Revenues for the Registrant as a BDC were $447,840 in the year ended December 31, 1998.

                                                    2000           1999
                                                -------------- --------------
Equitex                                                $4,975        $53,965
FTC                                                    63,800              0
Triumph                                               376,394        738,456
nMortgage                                             110,564         50,000
FBMS (nMortgage subsidiary)                         1,433,475      1,497,754
Meridian                                              880,083              0
                                                -------------- --------------
                                                   $2,869,291     $2,340,175
                                                -------------- --------------

The Registrant's revenues for the years ended December 31, 2000 and 1999 on a stand-alone basis consisted primarily of interest income related to certain short-term loans to non-affiliated entities. Revenues decreased approximately 91% to of $4,975 as compared to $53,965 in 1999. As a holding company, the Registrant has no significant sources of revenue other than those of its operating subsidiaries. During both 1999 and 2000, the Registrant partially funded its operations from the sales of certain investments, which is considered other income not revenue. For the year 2001, the Registrant anticipates it will continue to divest certain of its investments to cover its operating overhead as it continues to work toward completion of its contemplated acquisition and merger transactions.

The Registrant's subsidiary FTC continued its attempts to develop its business plan during 2000. These activities generated $63,800 in consulting fee revenue for the year. FTC's other operating initiatives proved unsuccessful. As a result, FTC had only limited operations at year-end. FTC closed its office thereby reducing its overhead to negligible levels. The Registrant presently anticipates FTC will generate little or no operating revenue for the year 2001.

Triumph sales decreased by $362,062 in 2000 compared to 1999. The decrease is attributable to a sale of one of the Registrant's retail locations in January 2000; this location accounted for sales of $293,859 in 1999. Additionally, another store was closed in November 2000, and the Company plans on closing one more location at the end of the first quarter 2001, further reducing overhead costs. For the remainder of 2001, the Company plans on operating its two GNC franchised stores, which accounted for sales of $185,768 in 2000. Additionally, as a result of losses incurred in both 1999 and 2000, Triumph has replaced its senior management in charge of store operations and instituted tighter inventory and sales audit controls while installing point-of-sale computer systems to aid in inventory tracking. These initiatives will allow Triumph to concentrate its efforts on the two remaining GNC franchised stores and focus on a return to profitability.

During 2000, nMortgage generated revenues of $110,564, an increase of 60,564 over 1999 revenues of $50,000 primarily from consulting services to the mortgage industry.

FBMS revenues in 2000 (through June 28, 2000) were comprised of secondary marketing of $871,134, loan production and processing of $293,065 and interest and dividend income of $269,276. For FBMS 1999 (from August 1999) revenues consisted of secondary marketing of $395,034, loan production and processing of $302,811 and interest income of $799,909.

During 2000 nMortgage continued to implement changes in its operations, most notably the rescission of FBMS and the corresponding loss of mortgage origination revenue. During the second quarter of 2000, nMortgage transitioned from warehouse funding to table funding a majority of its mortgage loans. As a result of this change, nMortgage consolidated its operations and decreased its operating overhead resulting in certain write-offs and severance costs during the first six months of the year. Given these operational changes, nMortgage experienced an overall decrease in loan originations during the period both in the quarter ended June 30, 2000 as it changed its loan funding method, and in the quarter ended September 30, 2000 as it ceased operations following the FBMS rescission.

Revenues of $880,083 for Meridian Residential, acquired in September 2000, are included in 2000.

With the merger of GR.com and Meridian Residential complete, the combined companies now operating as Meridian Services sought an agreement with a financial institution allowing them to operate in a greater number of jurisdictions. During March 2001, Meridian Services entered into an agreement with a financial institution through which it will effectively be operating in all fifty states. The financial institution, utilizing its national charter and its private labeled Meridian-serviced Website, will be able to close loans in all fifty states. Meridian Services will purchase these closed loans to effectively be operating in all fifty states. The loans Meridian Services will be purchasing will be pre-sold by Meridian Services to third party investors.

As a result of these changes, the Registrant anticipates revenues from its mortgage operations will increase significantly in 2001 as Meridian Services continues to offer residential mortgage loans over the Internet utilizing nMortgage's Website GreatRate.com. Additional revenues will be generated through Meridian Services' agreement with the financial institution. In addition, nMortgage and Meridian will continue development of the business to business Internet solutions generating further revenues with a fully interactive customized Website system that connects the financial institution clients and their customers directly to Meridian Services. In the first quarter of 2001, Meridian Services has signed two agreements under this program.

COST OF PRODUCT SALES: The Registrant's cost of product sales for 2000 were $233,228 compared to $488,767 in 1999. The dollar decrease of $255,539 was caused by the Registrant selling one of its retail operations in January 2000. As a percentage of product sales the 2000 costs were approximately 62% compared to 66% in 1999.

LOAN PRODUCTION AND PROCESSING: The Registrant's loan production and processing costs for 2000 relating to the operations of FBMS through June 28, 2000, were $739,735 compared to $728,501 for 1999.

INTEREST EXPENSE, MORTGAGE BANKING OPERATIONS: The Registrant's interest expense relating to mortgage banking operations were $588,488 for the year ended December 31, 2000 compared to $785,193 for the year ended December 31, 1999. This interest is all related to FBMS warehouse lines of credit through June 28, 2000 in the year 2000 and from August 23 to December 31, 1999 in the year 1999.

SELLING, GENERAL AND ADMINISTRATIVE: The Registrant's selling, general and administrative expenses for 2000 were $161,668 for officer's bonus and $8,432,810 for other, compared to 1999 expenses of $883,164 for officer's bonus and $6,250,365 for other. The officer's bonus decreased in 2000 compared to 1999 as the market value (the basis of the bonus) increased substantially more in 1999 than in 2000 (see Part III Item II Compensation). Other selling, general and administrative expenses are summarized by company as follows.

                                               2000           1999
                                           -------------- --------------
Equitex                                       $1,839,850     $1,539,649
FTC                                              476,753        402,061
Triumph                                          543,393        592,616
nMortgage                                      2,220,308        628,839
FBMS                                           2,503,956      3,087,220
Meridian                                         848,550              0
                                           -------------- --------------
                                              $8,432,810     $6,250,365
                                           -------------- --------------

The Registrant's other selling, general and administrative expenses on a stand alone basis accounted for $1,839,850 in the year 2000 as compared to $1,539,649 in the year 1999. These amounts relate to operation of the holding company during both periods most notably legal and accounting expense which increased slightly for the year 2000 due in part to the Registrant's merger and acquisition activities.

FTC recorded $476,753 and $402,061 in selling, general and administrative expense during 2000 and 1999, respectively, $300,000 of which was the write-down of a note receivable in 2000.

Triumph's other selling, general and administrative expenses were $543,393 and $592,616 during 2000 and 1999, respectively. These amounts are attributable to the operation of the company's retail stores during 2000 and 1999, respectively, and experienced little change.

nMortgage's other selling, general and administrative expenses were $2,220,308 in 2000 compared to $628,839 in 1999. The main reasons for the increase of $1,591,469 was an increase in amortization of $829,007 and operating expenses of $393,977 for professional fees $219,508, employee related expenses of $141,635 and other of $32,839 all incurred by nMortgage subsequent to the rescission of FBMS on June 28, 2000. The increase also includes a non-recurring expense of $368,750 for preferred stock to be issued in connection with the rescission of FBMS.

FBMS other selling, general and administrative expenses were $2,503,956 in 2000 compared to $3,087,220 in 1999. A majority of the 1999 expense was incurred during the fourth quarter as FBMS was acquired in late August 1999. This compares to the 2000 expense which was incurred during the entire year with a majority of the expense occurring during the first six months. This reduction was due to FBMS continuing to implement changes in its operations from warehouse funding to table funding, thereby decreasing its operating overhead during the first half of 2000.

All of Meridian Services' total expenses of $848,550 were selling, general and administrative expenses. These were incurred during the fourth quarter of 2000 following the acquisition of Meridian Residential in September 2000.

LOSS ON FBMS RESCISSION: The Registrant's subsidiary, nMortgage, in connection with the June 28, 2000 FBMS rescission and divestiture recorded a loss of $3,979,000 in 2000.

IMPAIRMENT LOSSES: At December 31, 2000, management's assessment of website development costs for impairment indicated that the carrying value of $2,083,000 had been impaired. As a result, the Registrant recorded a charge of $353,000 during 2000.The Company also recorded a $454,250 impairment charge in 2000 related to the closings of two of its subsidiaries retail outlets. One outlet closed in November 2000 and the second closing will occur by March 31, 2001.

UNUSUAL GAIN ON SUBSIDIARY STOCK TRANSACTION: In November 2000, all of the nMortgage Series A preferred stock was converted to nMortgage common stock. Prior to conversion, the Registrant had included as minority interest the $5,132,000 applicable to the Series A preferred stock. Upon conversion, the former Series A preferred stockholders no longer had liquidation preferences greater than those of the nMortgage common stockholders. Consequently, $5,132,000 of 2000 losses incurred by nMortgage which were previously absorbed by the Registrant, were allocated to the minority interest resulting in a material unusual gain.

OTHER INCOME (EXPENSES): For the year ended December 31, 2000, other income (expense) included a net investment loss of $87,087, equity in losses of affiliates of $364,415, interest expense of $148,261, interest income of $113,229 and other income of $73,478 from Triumph's sale of the assets of a retail store in the first quarter. Other income (expense) in 1999 includes net investment loss of $571,267, equity in loss of affiliates of $418,209, and interest expense totaling $10,357 and interest income of $79,089.

During 2000 the Registrant and Triumph recorded unrealized holding losses on trading securities of $104,109 that was offset by realized gains from investment sales by the Registrant of $36,246 and realized losses from investment sales of $19,224 for Triumph. During 1999, the Registrant recorded investment income of $797,516 from the sales of investments. At December 31, 1999, the Registrant recorded a realized loss of $1,368,783 on trading securities resulting in the investment loss, net of $571,267.

Equity in net losses of affiliates corresponds to the Registrant's 13.6% ownership interest in VP Sports which is accounted for on an equity basis. VP Sports and its subsidiaries loss for 2000 was $1,684,684. The equity in losses of affiliates attributable to the loss was $364,415. The equity in losses attributable to the decrease in the Registrant's ownership of VP Sports from 35.7% January 1, 2000 to 13.6% at December 31, 2000 was $743,483 and is recorded as a reduction in additional paid-in capital.

NET LOSS: Net loss for the year ended December 31, 2000 was $7,367,371 as compared to $7,716,559 for the year ended December 31, 1999. As a BDC, the Registrant recorded net investment loss and net realized gain on investments after income taxes of $(925,245) and net decrease in net assets resulting from operations of $1,981,299 for the year ended December 31, 1998. Of the loss from operations before unusual gain for 2000, approximately $7,938,750 is attributable to the operations and rescission of FBMS. Excluding the operations and rescission of FBMS, the Registrant and its subsidiaries would have lost approximately $4,460,655 for the year ended December 31, 2000. Of this amount, which excludes the operations and rescission of FBMS, the Registrant accounts for approximately $1,680,100, FTC $526,580, Triumph Sports $974,300, nMortgage $1,060,230, loss from equity investments of $364,415. The above losses were partially offset by Meridian Services net income of $44,970, and the unusual gain of subsidiary stock transaction of $5,132,000.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS: Net loss applicable to common stockholders was $8,617,401 for the year ended December 31, 2000 and $10,985,572 for the year ended December 31, 1999. This amount gives effect to the amortization of the discount on the preferred stock of the Registrant if the preferred stockholders had converted their shares to common stock at year end as well as deemed preferred stock dividends. This amount does not reflect an actual loss at year end over and above the net loss figure presented above.

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

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company believes that it complies with the accounting and disclosure described in SAB No. 101; therefore, management believes that SAB No. 101 will not impact the Company's financial statements.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements are listed under Item 14.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 20, 1999 the Registrant dismissed Davis & Co., CPA's, P.C. as its independent certified public accountant. There have been no adverse opinions, disclaimers of opinion or qualifications or modifications as to uncertainty, audit scope or accounting principles regarding the reports of Davis & Co., CPA's, P.C. on the Registrant's financial statements for each of the fiscal years ended December 31, 1998 and 1997, or any subsequent interim period. The Audit Committee of the Registrant's Board of Directors approved the change of accountants and the Board of Directors of the Registrant ratified that action. There were no disagreements with Davis & Co., CPA's, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures leading to their dismissal.

There were no reportable events, in each case, during either of the Registrant's two most recent fiscal years or any subsequent interim period.

Simultaneously with the dismissal of its former accountants, the Registrant approved and engaged Gelfond Hochstadt Pangburn, P.C. to act as its independent certified public accountant as successor to Davis & Co., CPA's, P.C. During the Registrant's two most recent fiscal years or subsequent interim periods the Registrant has not consulted Gelfond Hochstadt Pangburn, P.C. regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements, or any matter that was the subject of a disagreement or a reportable event.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(a)(b)(c) Identification of directors, executive officers and certain significant persons

                                                               Length of
Name                   Age   Offices held                      Service
----                   ---   ------------                      -------
Henry Fong             65    President, Treasurer,             Since Inception
                             Principal Executive
                             Financial and Accounting
                             Officer and Director

Thomas B. Olson        35    Secretary                         Since 1988

Russell L. Casement    57    Director                          Since 1989

Aaron A. Grunfeld      54    Director                          Since 1991


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

(d) Family relationships.

     Not applicable.

(e) Business experience.

HENRY FONG
Mr. Fong has been the President, Treasurer and a director of the Registrant since inception. Since 1999 Mr. Fong has been a director of iGenisys, Inc., a business project management software company which is presently working to complete its initial public offering. Since December 2000 Mr. Fong has been a director of Popmail.com, Inc., a publicly traded Internet marketing company. From 1987 to June 1997, Mr. Fong was chairman of the board and chief executive officer of RDM Sports Group, Inc. (f/k/a Roadmaster Industries, Inc.) a publicly held investee of the Registrant and was its president and treasurer from 1987 to 1996. Subsequent to Mr. Fong's departure from RDM, it filed Chapter 11 bankruptcy petitions for RDM and all of its subsidiaries with the U.S. Bankruptcy Court for the Northern District of Georgia on August 29, 1997. From July 1996 to October 1997, Mr. Fong was a director of IntraNet Solutions, Inc., a publicly-held investee company which provides internet/intranet solutions to Fortune 1000 companies and was the chairman of the board and treasurer of its predecessor company, MacGregor Sports and Fitness, Inc. from February 1991 until the two companies merged in July 1996. From January 1993 to January 20, 1999, Mr. Fong was chairman of the board and Chief Executive Officer of California Pro Sports, Inc., a publicly traded manufacturer and distributor of in-line skates, hockey equipment and related accessories. From 1959 to 1982 Mr. Fong served in various accounting, finance and budgeting positions with the Department of the Air Force. During the period from 1972 to 1981 he was assigned to senior supervisory positions at the Department of the Air Force headquarters in the Pentagon. In 1978, he was selected to participate in the Federal Executive Development Program and in 1981, he was appointed to the Senior Executive Service. In 1970 and 1971, he attended the Woodrow Wilson School, Princeton University and was a Princeton Fellow in Public Affairs. Mr. Fong received the

Air Force Meritorious Civilian Service Award in 1982. Mr. Fong has passed the uniform certified public accountant exam. In March 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in FINANCIAL WORLD magazine's corporate American "Dream Team."

THOMAS B. OLSON
Mr. Olson has been Secretary of the Registrant since January 1988. From February 1990 to February 2000, Mr. Olson was a director, and from May 1994 to February 2000 secretary, of Immune Response, Inc. a publicly held investee of the Registrant which merged with, and is now known as, Opticon Medical, Inc. Mr. Olson has attended Arizona State University and the University of Colorado at Denver.

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

AARON A. GRUNFELD
Mr. Grunfeld has been a director of the Registrant since November 1991. Mr. Grunfeld has been engaged in the practice of law for more than twenty-nine years and has been of counsel to the firm of Resch Polster Alpert & Berger LLP, Los Angeles, California since November 1995. Mr. Grunfeld received an A.B. in Political Science from UCLA in 1968 and a J.D. from Columbia University School of Law in 1971. He is a member of the California Bar Association.

(f) Involvement in certain legal proceedings.

Not applicable.

(g) Promoters and control persons.

Not applicable.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 ("Section 16") requires the Registrant's officers, directors and persons who own more than ten percent of the Registrant's voting securities to file reports of their ownership and changes in such ownership with the Securities and Exchange Commission (the "Commission"). Commission regulations also require that such persons provide the Registrant with copies of all Section 16 reports they file. Based solely upon its review of such reports received by the Registrant, or written representations from certain persons that they were not required to file any reports under Section 16, the Registrant believes that, during 2000, its officers and directors have complied with all Section 16 filing requirements.


ITEM 11. EXECUTIVE COMPENSATION.

(a) General.

Henry Fong, the President of the Registrant and the only officer of the Registrant whose total compensation exceeded $100,000 for the fiscal year ended December 31, 2000, received an annual salary of $183,013. In January 1998, the Compensation Committee of the Registrant's board of directors retained an independent consultant to review the President's compensation. As a result of that review, a new compensation arrangement was instituted based on recommendations made by the independent consultant. In addition to Mr. Fong's annual salary, beginning January 1, 1998, Mr. Fong receives an annual bonus equaling 1% of the Registrant's total assets combined with 5% of the increase in the market value of the Registrant's common stock, excluding shares owned by the President, calculated quarterly from January 1 to December 31 of any fiscal year. If there is a negative computation in any given quarter, no bonus is paid and that negative amount is carried forward to offset the subsequent quarter's bonus during the fiscal year. Negative amounts will not be accumulated nor carried into subsequent fiscal years. During the year ended December 31, 2000, this bonus totaled $161,668. This new compensation arrangement replaces the previous bonus of 3% of the Registrant's total assets at year-end.

In April 1992, the Registrant obtained a life insurance policy with retirement benefits for Mr. Fong, which pays his beneficiary $2,600,000 in the event of Mr. Fong's death or provides for retirement benefits for Mr. Fong upon his retirement, provided he is at least 65, utilizing the cash value of the policy at that time. This benefit is being provided to Mr. Fong in consideration of his seventeen years of service to the Registrant and in anticipation of his serving the Registrant until retirement. The Registrant has no other retirement or pension plan for Mr. Fong. The annual premium on this policy is $105,414 per year for such period as may be necessary to fully fund the policy, and may be considered other future compensation to Mr. Fong. For the year ended December 31, 2000, $105,414 was paid toward the policy and an additional $59,586 was paid to Mr. Fong for deferred income taxes on the policy. Concurrently, the Registrant obtained a term Key-man Life Insurance policy which pays the Registrant $3,000,000 in the event of Mr. Fong's death. The Registrant paid $27,846 on this policy in 2000 that is not considered compensation to Mr. Fong.

(b) Summary compensation table.

The following table sets forth information regarding compensation paid to the officers of the Registrant during the years ended December 31, 2000, 1999 and 1998:


                           SUMMARY COMPENSATION TABLE

                                                                 Long-Term
                                                               Compensation
                            Annual Compensation Awards         ------------
                         -----------------------------------
      (a)        (b)      (c)         (d)           (e)             (g)             (i)
                                                   Other                            All
Name &                                             Annual                          Other
Principal                Salary      Bonus      Compensation      Options      Compensation
Position        Year      ($)         ($)           ($)          & SARs(#)          ($)
--------        ----      ---         ---           ---          ---------          ---
Henry Fong      2000    183,013     161,668         -0-           476,000       165,000(1)
President,
Treasurer
Principal
Executive
Officer and
Accounting
Officer

Henry Fong      1999    183,013     883,164         -0-           469,700       165,000(1)

Henry Fong      1998    183,013    1,208,042        -0-           469,655       165,000(1)

----------

(1) Includes payments and tax liability on the life insurance policy as explained more fully in "Item 10 (a) General" above.

(c) Option/SAR grants table.

                   OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                     GRANT DATE
                          INDIVIDUAL GRANTS                             VALUE
(a)              (b)             (c)             (d)       (e)           (f)
              Number of
             Securities    Percent of total
             Underlying     options/ SARs     Exercise                  Grant
              Options/        granted to       of Base                  Date
                SARs         employees in       Price   Expiration     Present
Name         Granted (#)     Fiscal Year       ($/Sh)      Date       Value($)
----         -----------     -----------       ------      ----       --------
Henry Fong     476,000           74%            $5.50   4/17/2005   2,588,488(1)

-----------

(1) Represents the value of the stock options based upon the closing stock price of the Registrant's common stock ($5.438) on the date of grant.


(d) Aggregated Option/SAR exercises and fiscal year-end Option/SAR value table.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES


  (a)             (b)             (c)             (d)              (e)
                                               Number of
                                              Securities         Value of
                                              Underlying       Unexercised
                                              Unexercised      In-the-Money
                                             Options/SARs      Options/SARs
                 Shares                      at FY-End (#)    at FY-End (#)
              Acquired on        Value       Exercisable/      Exercisable/
Name          Exercise (#)    Realized ($)   Unexercisable    Unexercisable
----          ------------    ------------   -------------    -------------

Henry Fong        -0-             -0-         945,700/-0-        $-0-/-0-


(e) Long Term Incentive Plans -- awards in last fiscal year.

Not applicable

(f) Defined benefit or actuarial plan disclosure.

Not applicable.

(g) Compensation of directors.

     (1)Standard Arrangements

Each independent member of the Registrant's Board of Directors, Messrs. Russell
L. Casement and Aaron A. Grunfeld, receive $10,000 per year payable monthly and $500 for each Board of Director's meeting attended either in person or by telephone. For the year ended December 31, 2000, Messrs. Casement and Grunfeld each received a total of $12,000. Members of the Board of Directors also receive reimbursement for expenses incurred in attending board meetings.

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

On June 2, 1998, the Registrant's Board of Directors authorized the granting of 75,000 options to purchase common stock of the Registrant to each of the Registrant's two independent directors at $3.19 per share for a period of five years. The grant of these options was contingent upon the Registrant's successful withdrawal as a BDC. On January 4, 1999 the Registrant filed for withdrawal as a BDC [see Part I, Item 1 (a) Business for a description of the Registrant's withdrawal of its election as a BDC].

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

On April 17, 2000, the Registrant's Board of Directors granted 84,000 options to purchase the Registrant's common stock to each of the Registrant's two independent directors. These options, granted under the 1999 Stock Option Plan, are exercisable at $5.50 per share and expire on April 17, 2005.

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

The Registrant's Compensation Committee for the year ended December 31, 2000 consisted of Mr. Grunfeld as chairman and Dr. Casement both of who continue to serve in that capacity. No member of the Compensation Committee was an officer or employee of the Registrant or any of its subsidiaries during the year. No executive officer of the Registrant served on the board of directors of any other entity with either member of the Compensation Committee.

(k) Board compensation committee report on executive compensation.

In January 1998, the Compensation Committee of the Registrant's Board of Directors retained an independent consultant to review the President's compensation. The compensation committee directed the consultant to review both the President's salary and bonus structure. The independent consultant analyzed the compensation structure of the Registrant and compared it to the compensation structures of companies similar to the Registrant. The consultant recommended no change in the President's salary. The consultant did recommend a change in the bonus component of the President's compensation from one based solely on the assets of the Registrant, to one based primarily on increases in the market value of the Registrant's common stock. The Compensation committee agreed and directed the consultant to provide a recommendation, based on its research, for a bonus plan tied to the Registrant's market performance.

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

During 2000, the Compensation Committee reviewed the compensation structure and determined no changes should be made. However, in the year 2000 as in past years, the Compensation Committee granted certain options to purchase common stock of the Registrant to the President. The Compensation Committee feels these options provide further incentive to the President to emphasize market performance of the Registrant's common stock.

Compensation Committee
Russell L. Casement
Aaron A. Grunfeld


(i) Performance graph.

                   12/30/95   12/29/96  12/31/97   12/31/98  12/31/99   12/31/00
--------------------------------------------------------------------------------
Nasdaq US           100.00     123.04    150.69     212.51    394.92     237.62
Nasdaq Financial    100.00     128.36    196.31     190.73    189.46     207.03
Equitex             100.00      69.07     30.97     261.90    304.76     183.35

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) (b) Security Ownership of Certain Beneficial Owners and Security Ownership of Management.

The following table contains information at February 28, 2001, as to the beneficial ownership of shares of the Registrant's common stock by each person who, to the knowledge of the Registrant at that date, was the beneficial owner of five percent or more of the outstanding shares of the class, each person who is a director or executive officer of the Registrant and all persons as a group who are executive officers and directors of the Registrant and as to the percentage of outstanding shares so held by them at February 28, 2001.


Name and address                    Amount and Nature of
of beneficial owner                 Beneficial Ownership (1)    Percent of Class
-------------------                 ------------------------    ----------------
Henry Fong                               1,564,719 (2)(3)            19.5%
7315 East Peakview Avenue
Englewood, Colorado 80111

Russell L. Casement                        486,900 (4)                6.5%
1355 S. Colorado Blvd., Suite 320
Denver, Colorado 80222

Aaron A. Grunfeld                          412,200 (5)                5.5%
10390 Santa Monica Blvd
Fourth Floor
Los Angeles, California 90025

All officers and directors               2,560,119 (6)               29.0%
as a group (four persons)
------------
(1) The beneficial owners exercise sole voting and investment power.

(2) Includes 945,700 shares underlying options granted under the Registrant's 1999 Stock Option Plan.

(3) Includes 403,719 shares owned by a corporation in which Mr. Fong is an officer and director.

(4) Includes 36,400 shares underlying options granted under the Registrant's 1993 Stock Option Plan for Non- Employee Directors and 329,500 shares underlying options granted under the Registrant's 1999 Stock Option Plan.

(5) Includes 50,000 shares underlying options granted under the Registrant's 1993 Stock Option Plan for Non- Employee Directors and 329,500 shares underlying options granted under the Registrant's 1999 Stock Option Plan.

(6) Includes 86,400 shares underlying options granted under the Registrant's 1993 Stock Option Plan for Non- Employee Directors and 1,671,000 shares underlying options granted under the Registrant's 1999 Stock Option Plan.


The issuance of 7,140,000 shares of the Registrant's common stock in the acquisitions of Nova Financial Systems, Inc. and Key Financial Systems, Inc., as described under Item 1 (a), may, at a subsequent date, result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a) Transactions with Management and Others.

The Registrant currently leases approximately 1,800 square feet of office space in Greenwood Executive Park, 6400 South Quebec, Englewood, Colorado from a partnership in which its President is the sole partner, on terms comparable to the existing market for similar facilities.

During 2000, the President of the Registrant, and a corporation in which he is the sole officer and director, loaned the Registrant a total of $670,000 of which $150,000 was repaid prior to year end. The remaining principal balance of $545,000 is due on demand and bears interest at 10% per annum.


The Registrant has placed members of its Board of Directors and its officers on the boards of directors of certain investee companies and other companies in which it has obtained an equity interest or to which it has made loans or guarantees. In most instances, the board representation was subsequent to these acquisitions, loans or guarantees.

On December 29, 2000, Meridian Services, Inc. (formerly GR.com, Inc.) a subsidiary of the Registrant, issued 35,325 shares of its Series A preferred stock to Gulfstream Financial Partners, LLC in exchange for 35,325 shares of the Registrant's common stock which were valued at $170,000. Each share of Series A preferred stock has a value equal to the closing bid price of the Registrant's common stock on December 29, 2000, which was $4.8125. Henry Fong, the President of the Registrant, is the sole member of Gulfstream Financial Partners, LLC.

(b) Certain business relationships.

Not applicable.

(c) Indebtedness of management.

In August 1999, the Registrant loaned a director, Aaron Grunfeld, $180,000. The note bears interest at 9.75% annually, is collateralized by 32,700 shares of the Registrant's common stock, and was originally due on November 18, 1999. The note has been extended to June 30, 2001. Mr. Grunfeld has consistently paid periodic interest payments which are currently paid to March 31, 2001. Following a payment in April 2000, there is a principal balance due at December 31, 2000 of $100,000.

(d) Transactions with promoters.

     Not applicable

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report immediately following the signature page.

                                                                         Page
1. Financial Statements and Supplementary Data

Independent auditors' report - Gelfond Hochstadt Pangburn, P.C.           F-1
---------------------------------------------------------------- -------------
Report of Independent Certified Public Accountants -
Davis & Co. CPA's. P.C.                                                   F-2
---------------------------------------------------------------- -------------
Consolidated balance sheet - December 31, 2000                            F-3
---------------------------------------------------------------- -------------
Consolidated balance sheet - December 31, 1999                            F-4
---------------------------------------------------------------- -------------
Consolidated statement of operations -
years ended December 31, 2000 and 1999                                    F-5
---------------------------------------------------------------- -------------
Statements of operations - year ended December 31, 1998                   F-6
---------------------------------------------------------------- -------------
Statements of changes in stockholders' equity - year ended
December 31, 1998                                                   F-7 - F-8
---------------------------------------------------------------- -------------
Statements of changes in stockholders' equity - years ended
December 31, 2000 and 1999                                         F-9 - F-12
---------------------------------------------------------------- -------------
Consolidated statement of cash flows - years ended
December 31, 2000 and 1999                                         F-13 - F14
---------------------------------------------------------------- -------------
Statements of cash flows - year ended  December 31, 1998                 F-15
---------------------------------------------------------------- -------------
Notes to consolidated financial statements                        F-16 - F-44
---------------------------------------------------------------- -------------

2. Financial Statements Schedules.

Schedule II - Valuation and Qualifying Accounts and Reserves              S-1
---------------------------------------------------------------- -------------

3. Exhibits.

3.1   Articles of Incorporation (1)
----- --------------------------------------------------------------------------
3.2   Bylaws (1)
----- --------------------------------------------------------------------------
3.3   Certificate of Designations of Registrant's Series D Convertible
      Preferred Stock. (4)
----- --------------------------------------------------------------------------
3.4   Certificate of Designations of Registrant's Series E Convertible
      Preferred Stock. (4)
----- --------------------------------------------------------------------------
3.5   Certificate of Designations of Registrant's Series F Convertible
      Preferred Stock. FILED HEREWITH
----- --------------------------------------------------------------------------
3.6 Certificate of Amendment to Certificate of Designation of Registrant's Series F Convertible Preferred Stock. FILED HEREWITH
----- --------------------------------------------------------------------------
3.7   Certificate of Designations of Registrant's Series G Convertible
      Preferred Stock. FILED HEREWITH
----- --------------------------------------------------------------------------
10.1  1993 Stock Option Plan (2)
----- --------------------------------------------------------------------------
10.2  1993 Stock Option Plan for Non-Employee Directors (2)
----- --------------------------------------------------------------------------
10.3  Custody Agreement between Colorado National Bank and the Registrant (2)
----- --------------------------------------------------------------------------
10.4  1999 Stock Option Plan. (3).
----- --------------------------------------------------------------------------
10.5 Rescission Agreement among Vincent Muratore, the Registrant, and nMortgage, Inc. (5)
----- --------------------------------------------------------------------------
10.6 Agreement and Plan of Merger by and among the Registrant, GR.com, Inc., Howard J. Zuckerman, David Brecher, Meridian Capital Group, LLC, and
      The Meridian Residential Group, Inc. (6)
----- --------------------------------------------------------------------------
21    List of Subsidiaries. FILED HEREWITH.
----- --------------------------------------------------------------------------

(1) Incorporated by reference from the like numbered exhibits filed with the Registrant's Registration Statement on Form S-18, No. 2-82104-D effective April 11, 1983.

(2) Incorporated by reference from the like numbered exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

(3) Incorporated by reference from the like numbered exhibits filed with the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998.

(4) Incorporated by reference from Exhibit 4 of the Registrant's Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on September 8, 1999.

(5) Incorporated by reference from Exhibit 10.1 of the Registrant's Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on August 30, 2000.

(6) Incorporated by reference from Exhibit 2.1 of the Registrant's Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on October 12, 2000.

(b) Reports on Form 8-K.

     On December 12, 2000, the Registrant filed a report on Form 8-K relating to Items 5 and 7.

     On October 12, 2000, the Registrant filed a report on Form 8-K relating to Items 2 and 7.

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



Date: April 3, 2001                    EQUITEX, INC.
                                       (Registrant)


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



Date: April 3, 2001                       /S/ HENRY FONG
                                          --------------------------------------
                                          Henry Fong, President,
                                          Treasurer and Director
                                          (Principal Executive, Financial,
                                          and Accounting Officer)

Date: April 3, 2001                       /S/ RUSSELL L. CASEMENT
                                          --------------------------------------
                                          Russell L. Casement, Director

Date: April 3, 2001                       /S/ AARON A. GRUNFELD
                                          --------------------------------------
                                          Aaron A. Grunfeld, Director

                         EQUITEX, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                           Page
                                                                                           ----
Independent auditors' report - Gelfond Hochstadt Pangburn, P.C.                             F-1

Report of Independent Certified Public Accountants - Davis & Co., CPAs, P.C.                F-2

Financial statements:

  Consolidated balance sheet - December 31, 2000                                            F-3

  Consolidated balance sheet - December 31, 1999                                            F-4

  Consolidated statements of operations - years ended December 31, 2000 and 1999            F-5

  Statement of operations - year ended December 31, 1998                                    F-6

  Statement of changes in stockholders' equity - year ended December 31, 1998         F-7 - F-8

  Consolidated statements of changes in stockholders' equity - years ended
   December 31, 2000 and 1999                                                        F-9 - F-12

  Consolidated statements of cash flows - years ended December 31, 2000 and 1999    F-13 - F-14

  Statement of cash flows - year ended December 31, 1998                                   F-15

  Notes to consolidated financial statements                                        F-16 - F-44

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Board of Directors
Equitex, Inc.

We have audited the accompanying consolidated balance sheets of Equitex, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Equitex, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.

Our audits referred to above included an audit of the 2000 and 1999 financial statement schedule listed under Item 14-2. In our opinion, this 2000 and 1999 financial statement schedule presents fairly, in all material respects, in relation to the 2000 and 1999 financial statements taken as a whole, the information required to be stated therein.



GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
March 30, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

To the Board of Directors
Equitex, Inc.

We have audited the accompanying statement of operations, statement of changes in stockholders' equity, and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 1998 financial statements referred to above present fairly, in all material respects, the results of Equitex, Inc.'s operations and its cash flows for the year ended December 31, 1998 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule on S-1 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the 1998 financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                       Davis & Co., CPAs, P.C.
                                       Certified Public Accountants


Englewood, Colorado
March 27, 1999

                         EQUITEX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2000

                                     ASSETS

Current assets:
    Cash and cash equivalents                                                                $    337,234
    Related party receivables, current portion (Note 5)                                           900,150
    Other receivables, net (Note 5)                                                               477,613
    Inventories                                                                                    70,084
    Marketable securities (Note 6)                                                                238,216
                                                                                             ------------
            Total current assets                                                                2,023,297
                                                                                             ------------

Equity investments (Note 6)                                                                       365,000
Other investments (Note 6)                                                                        867,471
Related party receivables, net of current portion (Note 5)                                         83,407
Other receivables (Note 5)                                                                        361,007
Furniture, fixtures and equipment, net  (Note 8)                                                  261,071
Intangible and other assets, net (Note 9)                                                       5,470,374
                                                                                             ------------
                                                                                                7,408,330
                                                                                             ------------

                                                                                             $  9,431,627
                                                                                             ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Notes and advances payable, related parties (Note 10)                                  $  1,877,631
      Accounts payable                                                                            377,763
      Accrued liabilities:
        Related parties (Note 13)                                                                 719,837
        Others                                                                                    162,259
                                                                                             ------------
           Total current liabilities                                                            3,137,490
                                                                                             ------------

Notes and advances payable, others (Note 10)                                                       79,627
                                                                                             ------------
           Total liabilities                                                                    3,217,117
                                                                                             ------------

Minority interest (Note 16)                                                                       631,070
                                                                                             ------------

Commitments and contingencies (Notes 10, 11, 17 and 18)

Series G, 6% redeemable convertible preferred stock; stated value $1,000 per share;
  1,300 shares issued and outstanding; liquidation preference, $1,690,000 (Note 17)             1,536,000
                                                                                             ------------

Stockholders' equity (Note 18):
      Preferred stock; 2,000,000 shares authorized:
        Series D convertible preferred stock, 6%, stated
        value $1,000 per share; 1,200 shares issued
         and outstanding; liquidation preference $1,585,000                                     1,200,000
        Series E convertible preferred stock, stated value $1,000 per share;
         250 shares issued and outstanding                                                        250,000
        Series F convertible preferred stock, 460,000 shares issued and outstanding,
         liquidation preference $3,864,000                                                      2,990,000
      Common stock, par value $.02; 7,500,000 shares authorized; 7,140,293
        shares issued; 7,071,618 shares outstanding                                               142,806
      Additional paid-in capital                                                               18,497,547
      Accumulated deficit                                                                     (18,563,981)
      Series E convertible preferred stock to be issued (50 preferred shares)                     368,750
      Receivable from Series E preferred stockholder                                             (553,645)
      Less treasury stock at cost (68,675 common shares)                                         (284,037)
                                                                                             ------------
           Total stockholders' equity                                                           4,047,440
                                                                                             ------------
                                                                                             $  9,431,627
                                                                                             ============

                 See notes to consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1999

                                     ASSETS

Cash and cash equivalents                                                          $    783,606
Mortgage loans held for sale, net (Notes 2 and 15)                                   14,787,080
Receivables, net:
      Related parties (Note 5)                                                        1,203,810
      Other                                                                             504,571
Inventories                                                                             167,346
Investments (Note 6):
      Marketable securities                                                             902,537
      Equity investments                                                              1,707,898
      Other investments                                                                 865,000
Furniture, fixtures and equipment, net (Note 8)                                       1,058,032
Goodwill and other assets, net (Note 9)                                              19,765,057
                                                                                   ------------
                                                                                   $ 41,744,937
                                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
      Warehouse loans                                                              $ 18,582,351
      Accounts payable                                                                1,584,926
      Accrued liabilities:
        Related parties (Note 13)                                                       454,235
        Others                                                                        2,773,989
      Notes and advances payable (Note 10):
        Related parties                                                                 832,000
        Others                                                                        1,941,954
                                                                                   ------------
           Total liabilities                                                         26,169,455
                                                                                   ------------

Minority interest (Note 16)                                                           6,473,070
                                                                                   ------------

Commitments and contingencies (Notes 10, 11 and 18)

Stockholders' equity (Note 18):
      Preferred stock; 2,000,000 shares authorized:
        Series D convertible preferred stock, 6%, stated
        value $1,000 per share; 1,200 shares issued
         and outstanding; liquidation preference $1,585,000                           1,200,000
        Series E convertible preferred stock, stated value $1,000
         per share; 250 shares issued and outstanding                                   250,000
      Common stock, par value $.02; 7,500,000 shares authorized; 7,140,293
        shares issued; 7,106,943 shares outstanding                                     142,806
      Additional paid-in capital                                                     18,820,223
      Accumulated deficit                                                           (11,196,580)
      Less treasury stock at cost (33,350 shares)                                      (114,037)
                                                                                   ------------
           Total stockholders' equity                                                 9,102,412
                                                                                   ------------
                                                                                   $ 41,744,937
                                                                                   ============

                 See notes to consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                2000            1999
                                                                            ------------    ------------
Revenues:
      Product sales                                                         $    376,394    $    738,456
      Loan production and processing revenues                                  1,173,148         302,811
      Secondary marketing revenues, net                                          871,134         395,034
      Interest and dividend income, mortgage banking operations                  269,276         799,909
      Other                                                                      179,339         103,965
                                                                            ------------    ------------
                                                                               2,869,291       2,340,175
                                                                            ------------    ------------
Expenses:
      Cost of product sales                                                      233,228         488,767
      Loan production and processing                                             739,735         728,501
      Interest expense, mortgage banking operations                              588,488         785,193
      Selling, general and administrative:
        Officer's bonus (Note 13)                                                161,668         883,164
        Other, includes FBMS selling, general and administrative (Note 3)      8,432,310       6,250,365
      Loss on FBMS rescission (Note 3)                                         3,979,000
      Impairment losses (Notes 6 and 7)                                          807,250
                                                                            ------------    ------------
                                                                              14,942,179       9,135,990
                                                                            ------------    ------------
Loss from operations before unusual gain                                     (12,072,888)     (6,795,815)
                                                                            ------------    ------------
Unusual gain resulting from allocation of a portion of subsidiary loss to minority interest upon conversion of preferred stock to
  common stock of a subsidiary (Note 16)                                       5,132,000
                                                                            ------------    ------------
Loss from operations                                                          (6,940,888)     (6,795,815)
                                                                            ------------    ------------
Other income (expenses):
      Investment losses, net (Note 6)                                            (87,087)       (571,267)
      Equity in losses of affiliates (Note 6)                                   (364,415)       (418,209)
      Interest income:
        Related parties                                                          108,276          79,089
        Other                                                                      4,953
      Interest expense:
        Related parties                                                         (130,574)        (10,357)
        Other                                                                    (17,687)
      Other                                                                       73,478
                                                                            ------------    ------------
                                                                                (413,056)       (920,744)
                                                                            ------------    ------------
Loss before income taxes                                                      (7,353,944)     (7,716,559)

Provision for income taxes                                                        13,457
                                                                            ------------    ------------
Net loss                                                                      (7,367,401)     (7,716,559)

Beneficial conversion features (Note 17)                                        (700,000)     (3,217,713)
Accretion of redemption value on Series G preferred stock (Note 17)             (453,000)
Deemed preferred stock dividends                                                 (97,000)        (51,300)
                                                                            ------------    ------------
Net loss applicable to common stockholders                                  $ (8,617,401)   $(10,985,572)
                                                                            ============    ============
Basic and diluted net loss per common share                                 $      (1.21)   $      (1.64)
                                                                            ============    ============
Weighted average number of common shares outstanding                           7,106,749       6,718,170
                                                                            ============    ============

                 See notes to consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

                             STATEMENT OF OPERATIONS

                          YEAR ENDED DECEMBER 31, 1998

Revenues:
      Interest and dividends                                               $    70,445
      Consulting and transaction fees                                          375,000
      Administrative fees                                                        2,371
      Miscellaneous                                                                 24
                                                                           -----------
                                                                               447,840
                                                                           -----------
Expenses:
      Salaries and consulting fees                                             300,613
      Officers' bonus                                                        1,208,042
      Office rent                                                               31,188
      Advertising and promotion                                                 48,612
      Legal and accounting                                                     276,359
      Loss on indemnity agreement
      Other general and administrative                                         266,129
      Interest                                                                 101,002
      Bad debt expense                                                         (34,435)
      Depreciation and amortization                                             12,833
      Employee benefits                                                        207,902
                                                                           -----------
                                                                             2,418,245
                                                                           -----------
Net investment loss                                                         (1,970,405)
                                                                           -----------
Net realized gain on investments and net unrealized gain on investments:
      Proceeds from sales of investments                                     1,712,802
      Less: cost of investments sold                                          (604,462)
                                                                           -----------
        Realized gain from sales of investments before income taxes          1,108,340
                                                                           -----------
      Net investment (loss) and realized gain on
        investments before income taxes                                       (862,065)
      Less: income tax benefit, deferred                                       (63,180)
                                                                           -----------
      Net investment (loss) and realized gain
        on investments after income taxes                                     (925,245)
Decrease in unrealized appreciation of investments                          (1,056,054)
Less: income tax benefit applicable to decrease
  in unrealized appreciation of investments                                    431,361
Add: allowance for income tax benefit                                         (431,361)
                                                                           -----------
                                                                            (1,056,054)
                                                                           -----------
Net decrease in net assets resulting from operations                       $(1,981,299)
                                                                           ===========
Decrease in net assets per share - primary                                 $      (.45)
                                                                           ===========
Weighted average number of common shares                                     4,416,988
                                                                           ===========

                 See notes to consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                          YEAR ENDED DECEMBER 31, 1998


                                                  Common stock
                                            --------------------------
                                                                                        Additional
                                                                           Treasury       paid-in
                                              Shares         Amount         stock         capital       Deficit
                                            -----------    -----------   -----------    -----------   -----------
Balances, January 1, 1998                     3,494,465    $    69,889   $  (114,037)   $ 4,644,275   $  (118,874)

Common stock sold to officer at
$1.16 per share                                  10,000            200                       11,400

Common stock sold to outside
directors at $1.16 per share                    139,200          2,784                      158,688

Common stock sold to officers
pursuant to option conversions at:
   $3.00 per share                               74,000          1,480                      220,520
   $3.19 per share                               29,000            580                       91,930

Common stock sold to others at :
   $ .75 per share                              330,000          6,600                      240,900
   $1.16 per share                              350,000          7,000                      399,000
   $3.25 per share                              366,000          7,320                    1,182,180

Common stock issued in exchange
for First TeleServices Corporation              625,000         12,500                      553,139

Commissions/fees paid
on 1998 private placement sales                                                            (133,408)

Net investment loss

Net realized gain on investments

Unrealized loss on investments
                                            -----------    -----------   -----------    -----------   -----------

Balances, December 31, 1998                   5,417,665        108,353      (114,037)     7,368,624      (118,874)
                                            -----------    -----------   -----------    -----------   -----------

                                  (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                          YEAR ENDED DECEMBER 31, 1998


                                                           Accumulated
                                       Accumulated          realized           Accumulated
                                           net            net gains from      unrealized net         Total
                                        investment            sales          appreciation on      stockholders'
                                           loss           of investments       investments           equity
                                     ----------------    ----------------    ----------------    ----------------
Balances, January 1, 1998            $    (13,431,269)   $     12,125,185    $        364,747    $      3,539,916

Common stock sold to officer at
$1.16 per share                                                                                            11,600

Common stock sold to outside
directors at $1.16 per share                                                                              161,472

Common stock sold to officers
pursuant to option conversions at:
   $3.00 per share                                                                                        222,000
   $3.19 per share                                                                                         92,510

Common stock sold to
others at :
   $ .75 per share                                                                                        247,500
   $1.16 per share                                                                                        406,000
   $3.25 per share                                                                                      1,189,500

Common stock issued in exchange
for First TeleServices Corporation                                                                        565,639

Commissions/fees paid
on 1998 private placement sales                                                                          (133,408)

Net investment loss                        (2,266,786)                                                 (2,266,786)

Net realized gain on
investments                                                     1,108,340                               1,108,340

Unrealized loss on
investments                                                                        (1,056,054)         (1,056,054)
                                     ----------------    ----------------    ----------------    ----------------
Balances, December 31, 1998               (15,698,055)         13,233,525            (691,307)          4,088,229
                                     ----------------    ----------------    ----------------    ----------------

                                  (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                     Convertible preferred
                                            stock                     Common stock
                                     ----------------------    ------------------------                  Additional
                                                                                           Treasury        paid-in
                                      Shares       Amount        Shares        Amount        stock         capital       Deficit
                                     --------    ----------    ----------    ----------   -----------    -----------   ------------
Balances, January 1, 1999                   -             -     5,417,665    $  108,353   $  (114,037)   $ 7,368,624   $   (118,874)

Cumulative effect of accounting
change                                                                                                                   (3,361,147)

Reclassification adjustment on
unrealized loss on investments

Issuance of Series A preferred
stock (net of offering costs)             900             9                                                  769,991

Issuance of Series B preferred
stock (net of offering costs)             600             6                                                  521,994

Issuance of Series C preferred
stock (net of offering costs)             600             6                                                  509,994

Private placement of common
stock (net of offering costs)                                     350,312         7,006                      936,984

Conversion of Series A, B and C
preferred stock to common stock        (2,100)          (21)      320,528         6,411                       (6,390)

Conversion of note payable and
accrued interest to common stock                                   48,688           974                      157,262

Exercises of stock options
issued to employees                                               665,600        13,312                    2,081,234

Exercises of warrants                                             337,500         6,750                    2,606,925

Issuance of warrants for services                                                                            150,000

Issuance of Series D preferred
stock (net of offering costs)           1,200     1,200,000                                                 (180,000)

Issuance of Series E preferred
stock                                     250       250,000                                                2,281,000

Subsidiary stock transactions                                                                              1,622,605

Net loss                                                                                                                 (7,716,559)
                                     --------    ----------    ----------    ----------   -----------    -----------   ------------
Balances, December 31, 1999             1,450     1,450,000     7,140,293       142,806      (114,037)    18,820,223    (11,196,580)
                                     --------    ----------    ----------    ----------   -----------    -----------   ------------

                                   (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                            Accumulated
                                          Accumulated         realized        Accumulated       Receivable
                                              net          net gains from    unrealized net    from Series E       Total
                                           investment          sales        appreciation on      preferred      stockholders'
                                              loss         of investments     investments       stockholder        equity
                                         --------------    --------------    --------------    --------------   --------------
Balances, January 1, 1999                $  (15,698,055)   $   13,233,525    $     (691,307)                -   $    4,088,229

Cumulative effect of accounting
change                                       15,698,055       (13,233,525)                                            (896,617)

Reclassification adjustment on
unrealized loss on investments                                                      691,307                            691,307

Issuance of Series A preferred stock
(net of offering costs)                                                                                                770,000

Issuance of Series B preferred stock
(net of offering costs)                                                                                                522,000

Issuance of Series C preferred stock
(net of offering costs)                                                                                                510,000

Private placement of common stock
(net of offering costs)                                                                                                943,990

Conversion of Series A, B and C
preferred stock to common stock

Conversion of note payable and
accrued interest in common stock                                                                                       158,236

Exercises of stock options issued to
employees                                                                                                            2,094,546

Exercises of warrants                                                                                                2,613,675

Issuance of warrants for services                                                                                      150,000

Issuance of Series D preferred
stock, (net of offering costs)                                                                                       1,020,000

Issuance of Series E preferred stock                                                                                 2,531,000

Subsidiary stock transactions                                                                                        1,622,605

Net loss                                                                                                            (7,716,559)
                                         --------------    --------------    --------------    --------------   --------------
Balances, December 31, 1999                        --                --                --                --          9,102,412
                                         --------------    --------------    --------------    --------------   --------------

                                   (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                     Convertible preferred
                                            stock                     Common stock
                                     ----------------------    ------------------------                  Additional
                                                                                           Treasury        paid-in
                                      Shares       Amount        Shares        Amount        stock         capital       Deficit
                                     --------    ----------    ----------    ----------   -----------    -----------   ------------
Subsidiary equity transaction                                                                                382,807

Common stock of subsidiary
to be issued                                                                                                  62,000

Equity investee stock issuances
and related decrease in
proportionate share of
equity investment                                                                                           (743,483)

Series E preferred stock
to be issued

Receivable from stockholder

Issuance of Series F preferred
stock                                 460,000     2,990,000

Purchase of 35,325 previously
issued shares of the Company's
common stock in exchange for the
issuance of Series A preferred
stock of Meridian Services,
Inc.                                                                                         (170,000)

Issuance of warrants for
services
                                                                                                             272,000

Offering costs in connection
with Series G redeemable
preferred stock issuance                                                                                     (60,000)

Issuance of warrants to
Series G preferred
stockholders                                                                                                 242,000

Deemed dividends on Series G
redeemable preferred stock                                                                                   (25,000)

Accretion of Series G
redeemable preferred stock                                                                                  (453,000)

Net loss                                                                                                                 (7,367,401)
                                     --------    ----------    ----------    ----------   -----------    -----------   ------------
Balances, December 31, 2000           461,450    $4,440,000     7,140,293    $  142,806   $  (284,037)   $18,497,547   $(18,563,981)
                                     ========    ==========    ==========    ==========   ===========    ===========   ============

                                   (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                            Accumulated
                                          Accumulated         realized                          Receivable
                                              net          net gains from       Series E       from Series E       Total
                                           investment          sales        Preferred Stock      preferred      stockholders'
                                              loss         of investments     to be Issued      stockholder        equity
                                         --------------    --------------    --------------    --------------   --------------
Subsidiary equity transaction                                                                                          382,807

Common stock of subsidiary
to be issued                                                                                                            62,000

Equity investee stock issuances
and related decrease in
proportionate share of
equity investment                                                                                                     (743,483)

Series E preferred stock to be
issued                                                                              368,750                            368,750

Receivable from stockholder                                                                          (553,645)        (553,645)

Issuance of Series F preferred
stock                                                                                                                2,990,000

Purchase of 35,325 previously
issued shares of the Company's
common stock in exchange for the
issuance of Series A preferred
stock of Meridian Services,
Inc.                                                                                                                  (170,000)

Issuance of warrants for services                                                                                      272,000

Offering costs in connection with
Series G redeemable preferred stock
issuance                                                                                                               (60,000)

Issuance of warrants to Series G
preferred stockholders                                                                                                 242,000

Deemed dividends on Series G
redeemable preferred stock                                                                                             (25,000)

Accretion of Series G redeemable
preferred stock                                                                                                       (453,000)

Net loss                                                                                                            (7,367,401)
                                         --------------    --------------    --------------    --------------   --------------
Balances, December 31, 2000                        --                --      $      368,750    $     (553,645)  $    4,047,440
                                         ==============    ==============    ==============    ==============   ==============

                 See notes to consolidated financial statements.
                                      F-12

                         EQUITEX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                              2000            1999
                                                          ------------    ------------
Cash flows used in operating activities:
Net loss                                                  $ (7,367,401)   $ (7,716,559)
                                                          ------------    ------------
Adjustments to reconcile net loss to net cash
  used in by operating activities:
   Loss on FBMS rescission                                   3,979,000
   Unusual gain on subsidiary stock transaction             (5,132,000)
   Impairment losses                                           807,250
   Gain on sale of subsidiary assets                           (76,620)
   Depreciation and amortization                             1,787,220         838,359
   Warrants issued for services                                702,750         150,000
   Provision for bad debts on notes receivable                 300,000          19,248
   Investment loss, net                                         87,087         571,267
   Equity in losses of affiliates                              364,415         418,209
Changes in assets and liabilities, net of business
  acquisitions and FBMS recission:
   Decrease in investments in trading securities               958,395         852,128
   Decrease in receivables                                                      40,500
   Decrease in mortgage loans held for sale                 13,828,929       3,545,354
   Decrease (increase) in inventories                           29,200        (109,797)
   (Increase) decrease in other assets                         (98,726)      1,093,098
   Decrease in accounts payable and accrued liabilities      4,099,952      (3,961,145)
                                                          ------------    ------------

   Total adjustments                                        21,636,852       3,457,221
                                                          ------------    ------------

Net cash provided by (used in) operating activities         14,269,451      (4,259,338)
                                                          ------------    ------------

Cash flows from investing activities:
   Purchase of other investments                                (2,471)       (410,000)
   Cash acquired on business acquisitions                     (256,000)     (2,327,500)
   Purchase of intellectual property rights                   (850,000)
   Purchases of furniture, fixtures and equipment           (2,534,406)       (278,025)
   Repayment of loans and notes receivable                                   1,017,630
   Issuance of loans and notes receivable                                   (2,903,242)
                                                          ------------    ------------

Net cash used in investing activities                       (3,642,877)     (4,901,137)
                                                          ------------    ------------

Cash flows from financing activities:
   Common stock issued for cash                                              5,652,211
   Proceeds from Series G preferred stock                    1,240,000       2,822,000
   Issuance of notes payable                                 2,082,298         758,897
   Warehouse loans and other notes payable                 (14,906,244)     (2,826,517)
   Proceeds from subsidiary stock transactions               1,627,000       3,505,000
                                                          ------------    ------------

Net cash (used in) provided by financing activities        (11,072,946)      9,911,591
                                                          ------------    ------------

                                   (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                        2000            1999
                                                                    ------------    ------------
Change in cash and cash equivalents                                     (446,372)        751,116
Cash and cash equivalents, beginning of year                             783,606          32,490
                                                                    ------------    ------------

Cash and cash equivalents, end of year                              $    337,234    $    783,606
                                                                    ============    ============

Supplemental disclosure of cash flow information:

   Cash paid for interest                                           $    539,719    $  2,939,873
                                                                    ============    ============

Supplemental disclosure of non-cash
 investing and financing activities:

   Common stock issued in satisfaction of
     note payable and accrued interest                              $       --      $    158,236
                                                                    ============    ============

   Conversion of subsidiary preferred stock to common stock         $               $  1,802,000
                                                                    ============    ============

   Amortization of discount on preferred stock                      $    700,000    $  3,217,713
                                                                    ============    ============

   Subsidiary stock transactions                                    $    396,300    $  1,622,605
                                                                    ============    ============
   Receivable from Series E preferred stockholder                   $    553,645
                                                                    ============

   Purchase of The Meridian Residential Group, Inc. (Note 4):
      Fair value of assets acquired                                 $    130,000
      Intangible assets                                                2,648,000
      Liabilities assumed                                                (45,000)
      Fair value of Series F Preferred Stock exchanged                (2,990,000)
                                                                    ------------
        Cash acquired                                               $   (256,000)
                                                                    ============
   Sale of Triumph retail store:
      Equipment                                                     $     38,500
      Intangible assets                                                   84,800
      Inventory                                                           68,142
      Note receivable issued in exchange                                (268,062)
                                                                    ------------
        Gain on sale of subsidiary assets                           $    (76,620)
                                                                    ============
   Purchase (rescission) of FBMS:
      Fair value of assets acquired (divested)                      $ (4,561,000)   $ 12,392,600
      Intangible assets recorded (impaired)                          (15,330,000)     18,900,000
      Liabilities (assumed) divested                                  12,922,000     (29,541,600)
      Preferred stock of subsidiary                                    2,990,000
      Fair value of Series E preferred stock exchanged                                (2,531,000)
                                                                    ------------    ------------
        Loss on rescission (2000) cash acquired (1999)              $ (3,979,000)   $   (780,000)
                                                                    ============    ============

   Subsidiary purchase of Victoria Precision, Inc.:
      Fair value of assets acquired                                                 $  5,769,500
      Intangible assets                                                                3,166,000
      Liabilities assumed                                                             (4,969,000)
      Fair value of assets exchanged                                                    (859,000)
                                                                                    ------------
        Cash paid                                                                   $  3,107,500
                                                                                    ============

                 See notes to consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

                             STATEMENT OF CASH FLOWS

                          YEAR ENDED DECEMBER 31, 1998

Cash flows used in operating activities:
Net loss                                                     $(1,981,299)
Adjustments to reconcile net loss to net cash
  used in operating activities:
      Depreciation and amortization                               12,833
      Provision for bad debts on notes receivable                (40,193)
      Realized gain on sale of investments                    (1,108,340)
      Unrealized loss on investments                           1,056,054
Proceeds from sales of investments                             1,712,802
Purchases of investments                                      (1,388,626)
Issuance of notes receivable                                    (943,365)
Collections of notes receivable                                  177,083
Changes in assets and liabilities:
   Increase in interest receivable                               (26,433)
   Decrease in accounts receivable - broker                       50,943
   Increase in other assets                                      (23,119)
   Increase in trade receivables                                   2,668
   Decrease in accounts payable and other accrued expenses       (45,059)
   Increase in accounts payable to brokers                         5,758
   Increase in deferred income taxes                              63,180
   Increase in bonus due to officer                              376,909
                                                             -----------
Net cash used in operating activities                         (2,098,204)
                                                             -----------
Cash flows from investing activities:
   Purchase of fixed assets                                      (10,396)
                                                             -----------
Net cash used in investing activities                            (10,396)
                                                             -----------

Cash flows from financing activities:
   Common stock issued for cash                                2,197,174
   Issuance of notes payable - officer                           165,000
   Issuance of notes payable - other                             250,000
   Repayment of notes payable                                   (480,271)
                                                             -----------
Net cash provided by financing activities                      2,131,903
                                                             -----------

Change in cash and cash equivalents                               23,303
Cash and cash equivalents, beginning of period                     9,187
                                                             -----------

Cash and cash equivalents, end of period                     $    32,490
                                                             ===========
Supplemental disclosures of cash flow information:
   Interest paid                                             $    95,677
                                                             ===========
   Interest received                                         $    42,217
                                                             ===========

Supplemental disclosure of non-cash investing activities:

   On August 13, 1998, the Company acquired all of the outstanding stock of First TeleServices Corporation in exchange for 625,000 shares of the Company's common stock, valued at $565,639.

                 See notes to consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 2000, 1999 AND 1998


1.    ORGANIZATION, RECENT TRANSACTIONS AND PLAN OF RESTRUCTURING:

      BUSINESS HISTORY AND BASIS OF PRESENTATION

      Equitex, Inc. (the "Company"), a Delaware Corporation, was incorporated on
        January 19, 1983. On July 30, 1984, the Company elected to become a Business Development Company ("BDC"), as defined in the Small Business Investment Incentive Act of 1980, an amendment to the Investment Company Act of 1940. This change resulted in the Company becoming a specialized type of investment company.

      On January 4, 1999, the Company withdrew its election to be treated as a BDC subject to the Investment Company Act. Subsequent to this withdrawal, the Company is required to present its financial statements consistent with those of a regular operating company as opposed to a BDC. Because the Company was a BDC during the year ended December 31, 1998, those financial statements reflect the BDC format.

      In connection with the Company's January 4, 1999 withdrawal of its election to be treated as a BDC, effective January 1, 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, Accounting Principles Board ("APB") Opinion No. 18, THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK, and SFAS No. 94, CONSOLIDATION OF ALL MAJORITY-OWNED SUBSIDIARIES. The cumulative effect of the accounting change was a decrease in stockholders' equity of $896,617. There was no effect on the 1999 consolidated statement of operations. These standards were not applicable to the Company in prior years, operating as a BDC.

      SFAS No. 115 requires that certain debt and equity securities be carried at market value and requires management to re-evaluate the appropriate classification of securities at each balance sheet date based on its intent to trade or hold the securities. APB No. 18 requires the use of the equity method of accounting for investments in which the investor has the ability to exercise significant influence over operating and financial policies of the investee enterprise. That ability is presumed to exist for investments of 20% or more and is presumed not to exist for investments of less than 20%. SFAS No. 94 provides that consolidated financial statements generally shall include enterprises in which the parent has a controlling financial interest.

      As discussed below, in connection with the Company's August 1999 acquisition of a mortgage banking company, the Company presented an unclassified balance sheet from the date of acquisition through December 31, 1999. In June 2000, the Company entered into a rescission agreement and divested itself of the mortgage banking subsidiary and through December 31, 2000, entered into acquisitions and other transactions in which a classified balance sheet was considered by management to represent a better presentation of the Company's financial position at December 31, 2000. In addition, certain 1999 balances have been reclassified to conform to the 2000 presentation.

      RECENT TRANSACTIONS AND PLAN OF RESTRUCTURING:

      The Company incurred significant operating losses in 2000 and 1999 and has a working capital deficiency and an accumulated deficit at December 31, 2000. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs. The Company has entered into recent transactions and has developed plans and strategies to address these matters, including the following:

               A. Effective June 28, 2000, the Company entered into a rescission agreement with the previous owner of First Bankers Mortgage Services, Inc. ("FBMS"), whereby all of the assets and liabilities of FBMS as of June 28, 2000, were returned to the previous owner of FBMS, (Note 3).

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


1.    ORGANIZATION, RECENT TRANSACTIONS AND PLAN OF RESTRUCTURING (CONTINUED):

      RECENT TRANSACTIONS AND PLAN OF RESTRUCTURING (CONTINUED):

               B. Under an agreement signed September 7, 2000, the Company acquired all of the issued and outstanding common stock of The Meridian Residential Group, Inc. The Company also acquired intellectual property rights related to the Meridian GreatRate.com business from Meridian Capital Group, LLC, a company affiliated with The Meridian Residential Group, Inc. through common ownership, for $850,000 (Note 4).

               C. In September 2000, the Company issued 1,300 shares of Series
                  G, 6% redeemable convertible preferred stock for $1,000 per share (Note 17).

               D. On June 29, 2000, the Company signed a definitive agreement with Key Financial Systems, Inc. ("Key") and Nova Financial Systems, Inc. ("Nova"), companies under common control with a nearly identical ownership structure, to acquire all of the outstanding capital stock of Key and Nova in exchange for the greater of 7,140,000 shares of Equitex common stock or 50% of the Company's post-acquisition common stock outstanding and $5 million cash. Key and Nova are both financial services companies which specialize in selling credit card programs designed for high credit risk clients. Prior to and as a condition of the Company's acquisition of Key and Nova, the Company intends to complete the following transactions:

                     1. The Company intends to increase the number of authorized shares of the Company's common stock from 7,500,000 shares to 50,000,000 shares, subject to stockholder approval (Note 18).

                     2. The Company intends to distribute all of its assets (which primarily consist of its investments in subsidiaries) to Equitex 2000, Inc. ("E2000"), a newly-formed subsidiary of the Company. E2000 also is to assume all liabilities of the Company. The outstanding common shares of E2000 are then to be distributed to the stockholders of the Company based on proportional ownership of the shares held by the Company's stockholders in a spin-off transaction. As a result of this transaction, the Company will be a publicly-traded, non-operating entity immediately prior to the date of the Company's acquisition of Key and Nova. The Company plans to record the acquisition of Key and Nova as an acquisition of Equitex, Inc. and a recapitalization of Key and Nova.

                     3. In order to finance the Company's acquisition of Key and Nova, the Company may issue a new series of preferred stock for net proceeds of $5,000,000, net of $500,000 of anticipated issue costs.

      PRINCIPLES OF CONSOLIDATION:

      The consolidated financial statements as of December 31, 2000 and 1999, include the accounts of Equitex, Inc., and the following significant subsidiaries; all significant intercompany accounts and transactions have been eliminated in consolidation:

                  EQUITEX, INC. AND SUBSIDIARIES

           YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


1.    ORGANIZATION, RECENT TRANSACTIONS AND PLAN OF RESTRUCTURING (CONTINUED):

      PRINCIPLES OF CONSOLIDATION (CONTINUED):

        FINANCIAL SERVICES SEGMENT:

                  MERIDIAN SERVICES, INC. ("Meridian", previously The Meridian Residential Group, Inc.); a New York corporation, acquired on September 27, 2000, originally incorporated in February 1996 to operate as a mortgage brokerage company; wholly-owned by the Company at December 31, 2000.

                  FBMS; a Florida mortgage banking corporation incorporated in 1990, acquired by the Company on August 23, 1999, and wholly-owned through June 28, 2000 (Note 3). FBMS was engaged in the origination and sale of residential mortgages, conventional mortgage products, and FHA and VA assisted mortgages under the U.S. HUD lending program. Mortgages were originated through retail branches and wholesale lending centers located principally in Florida.

                  NMORTGAGE, INC. ("nMortgage"); a Delaware corporation formed in September 1999. During the year ended December 31, 2000, due to the conversion of nMortgage preferred stock to common stock, the Company's ownership interest in nMortgage's voting common stock decreased from 100% to 69% (Note 16).

                  FIRST TELESERVICES CORPORATION ("FTC"); a Florida corporation incorporated in 1997, acquired by the Company in August 1998 (Note 6). FTC, wholly-owned by the Company, is a consumer finance company offering financial products and services to the sub-prime market.

        SPORTING GOODS/PRODUCT RELATED SEGMENT:

                  TRIUMPH SPORTS GROUP, INC. ("Triumph"); a Florida corporation formed in January 1998 for the purpose of acquiring operating entities in the non-manufacturing licensed and supplemental segments of the sporting goods and leisure-time industry. Between February and June of 1998, the Company acquired an 88% ownership interest in Triumph. Through December 31, 1999, Triumph owned and operated five retail vitamin/health supplement centers in south Florida. Triumph sold one center in January 2000. Triumph discontinued operations of one center in November 2000 and a second center in March 2001 (Note 6).

                  VP SPORTS, INC. ("VP Sports"); a Delaware corporation formed in December 1997 for the purpose of acquiring an operating entity in the sporting goods/recreation industry. Effective July 27, 1999, VP Sports acquired all of the outstanding common stock of Victoria Precision Inc. ("Victoria Precision"), a Canadian bicycle manufacturer. As a result of a private placement of VP Sports' common stock and other stock issuances, the Company's ownership interest in VP Sports was reduced from approximately 88% at December 31, 1998 to approximately 35.7% at December 31, 1999. In March 2000, VP Sports acquired all of the outstanding common stock of Torpedo Sports Inc. ("Torpedo"), a Canadian manufacturer of children's winter toy products. In 2000, due to additional stock issuances by VP Sports, the Company's ownership percentage decreased to approximately 13.6% at December 31, 2000 (Note
                  6).

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


1.    ORGANIZATION, RECENT TRANSACTIONS AND PLAN OF RESTRUCTURING (CONTINUED):

      PRINCIPLES OF CONSOLIDATION (CONTINUED):

      Minority interest at December 31, 2000, represents issued and outstanding preferred stock of nMortgage and Meridian. Minority interest at December 31, 1999, represents preferred stock of FBMS and nMortgage (Note 16). During the years ended December 31, 2000 and 1999, net losses incurred by the Company's majority-owned subsidiaries exceeded the minority interest in the common equity (deficiency) of the subsidiaries. As a result, the excess of losses applicable to the minority interest have been charged to the Company, and no minority interest is reflected in the Company's 2000 or 1999 statements of operations.

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

      MORTGAGE LOANS (FBMS):

      Through June 28, 2000, mortgage loans originated and intended for sale in the secondary market were carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, were recognized through a valuation allowance by charges to income. Gain or loss on sales of loans was recognized at the time of the sale. Origination fees and loan origination costs on such loans were recognized when the mortgage was sold, which was normally within 30 days of the origination of the loan. Interest earned on these mortgages was recognized as income from the time the mortgage was closed to the time the mortgage was sold.

      Through June 28, 2000, the Company funded mortgage loans to customers.
        Loans that management had the intent and ability to hold for the foreseeable future or until maturity or pay-off generally were reported at their outstanding unpaid principal balances adjusted for charge-offs, an allowance for loan losses, and any deferred fees or costs on originated loans. Interest income was accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, were deferred and recognized as an adjustment to the related loan yield using the interest method. Through June 28, 2000, the inventory of mortgage loans consisted primarily of first trust deed mortgages on residential properties located throughout the United States. As of December 31, 1999, the Company had mortgage loans held for sale of $14,787,080, which were net of an allowance for loan losses of $1,386,000. All mortgage loans were pledged as collateral for the warehouse loans through June 28, 2000.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

      MORTGAGE LOANS (FBMS) (CONTINUED):

      The accrual of interest on mortgage and commercial loans was discontinued at the time the loan was 90 days delinquent unless the credit was well-secured and in process of collection. Loans were placed on non-accrual or charged-off status at an earlier date if collection of principal or interest was considered doubtful. All interest accrued but not collected for loans that were placed on non-accrual or charged-off status was reversed against interest income. The interest on these loans was accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans were returned to accrual status when all the principal and interest amounts contractually due were brought current and future payments were reasonably assured.

      ALLOWANCE FOR LOAN LOSSES (FBMS):

      The allowance for loan losses was evaluated on a regular basis by management and was based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may have affected the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Loan losses were charged against the allowance when management believed the uncollectibility of a loan balance was confirmed. Subsequent recoveries, if any, were credited to the allowance.

      A loan was considered impaired when, based on current information and events, it was probable that the Company would be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment included payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experienced insignificant payment delays and payment shortfalls generally were not classified as impaired. Management determined the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment was measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan was collateral dependent.

      INVESTMENT VALUATION IN 1998 AS A BDC:

      Investments held by the Company in 1998 consisted of holdings of securities in and receivables of publicly and privately-held companies. The Company had representation on the boards of directors of four of its investee companies during 1998, and several investments were in companies in which there was either direct or indirect ownership or control of 5% or more of the outstanding voting shares. Through December 31, 1998, as a BDC, the Company utilized the fair value method adopted in 1984, which provided for the Company's Board of Directors to be responsible for the valuation of the Company's investments, including notes receivable and interest receivable. Fair value is the value, which could reasonably be expected to be realized in a current arms-length sale. Investments through December 31, 1998 were carried at fair value using the following four basic methods of valuation:

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

      INVESTMENT VALUATION IN 1998 AS A BDC (CONTINUED):

                1. Cost - The cost method is based on the original cost to the Company adjusted for amortization of original issue discounts, accrued interest for certain capitalized expenditures of the corporation, and other adjustments as determined to be appropriate by the Board of Directors in good faith taking into consideration such factors as available financial information of the investee, the nature of and duration of any restriction as to resale, and other factors which influence the market in which a security is purchased and sold. Such method is applied in the early stages of an investee's development until significant positive or adverse events subsequent to the date of the original investment require a change to another method.

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

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

      FURNITURE, FIXTURES, EQUIPMENT AND DEPRECIATION:

      Furniture, fixtures and equipment are stated at cost, and depreciation is provided by use of the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is depreciated over the estimated useful lives of the assets or the length of the respective leases, whichever period is shorter. Estimated useful lives of furniture, fixtures and equipment are as follows:

                  Vehicles                                     5 years
                  Office equipment and furniture               3 to 7 years
                  Computer hardware and software               3 to 5 years
                  Leasehold improvements                       7 years

      WEBSITE DEVELOPMENT COSTS AND AMORTIZATION:

      Website development costs related to the development of major interactive mortgage banking systems are capitalized and amortized over the estimated useful life of the related project, not to exceed three years.

      INTANGIBLE ASSETS AND AMORTIZATION:

      Goodwill represents the cost of the Company's investments in subsidiaries in excess of the net tangible assets acquired and is amortized on the straight-line method over fifteen years. Intellectual property rights, which consist of the Meridian intellectual property, are being amortized over three years.

      Tradename and franchise rights are related to Triumph. Franchise rights represent the initial fees paid by Triumph to operate its locations as General Nutrition Centers. The franchise operating agreement gives the Company the right to operate a General Nutrition Center for a specified term at a given location. In exchange, the Company is obligated to pay the franchisor a periodic payment of royalties based on a percentage of sales and to operate its centers to a certain level of minimum standards. Amortization of franchise rights is computed using the straight-line method over the life of the related agreement, which is ten years.

      Foreclosed assets acquired through, or in lieu of, loan foreclosure were held for sale by FBMS and were initially recorded at fair value at the date of foreclosure, establishing a new cost basis.

      SUBSIDIARY EQUITY TRANSACTIONS

      The Company recognizes in its consolidated financial statements, increases or decreases in its additional paid in capital resulting from the sales of previously issued stock by its subsidiaries which have the effect of reducing the parent's percentage equity holding.

      IMPAIRMENT OF LONG-LIVED ASSETS:

      The Company reviews long-lived assets, including goodwill and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. In connection with the June 28, 2000, FBMS rescission, the Company recorded a loss of $3,979,000 in 2000 (Note 3). In addition, during the fourth quarter of 2000, the Company recorded a $353,000 impairment charge related to web-site development costs (Note 9) and an $454,250 impairment charge related to the closings of two Triumph retail stores and related to impairment of goodwill (Note 7). Based on management's review, the Company does not believe that any other impairment has occurred as of December 31, 2000.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

      REVENUE RECOGNITION:

      Revenue from Meridian loan origination fees is recognized upon the completion and closing of a mortgage. Revenue from product sales which represent retail sales of vitamin/health supplement products, are recognized at the time of the sales transaction with the customer.

      COMPREHENSIVE INCOME:

      SFAS No. 130, REPORTING COMPREHENSIVE INCOME, establishes requirements for disclosure of comprehensive income, which includes certain items previously not included in the statements of operations, including unrealized gains and losses on certain investments in debt and equity securities, among others. In 2000 and 1999, net loss and comprehensive loss were the same. In 1998, SFAS No. 130 had no effect on the Company since it was following the fair value accounting guidelines required for BDC's.

      RECENTLY ISSUED ACCOUNTING STANDARDS:

      In June 1998, the Financial Accounting Standards Board issued SFAS No.
        133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement, as amended, is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities. Therefore, management believes that SFAS No. 133 will not have an impact on its financial position or results of operations.

      In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company believes that it complies with the accounting and disclosure described in SAB No. 101; therefore, management believes that SAB No. 101 will not impact the Company's financial statements.

      STOCK-BASED COMPENSATION:

      SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION defines a fair-value based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25") and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

      NET LOSS PER SHARE (NET ASSETS PER SHARE IN 1998):

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

      Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding for the year. In arriving at net loss applicable to common shareholders, amortization of the beneficial conversion features and accretion to redemption value related to the preferred stock and dividends on the preferred stock (Notes 17 and 18) increased this amount. Diluted loss per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share. The Company had no potential common stock instruments which would result in diluted loss per share in 2000, 1999 and 1998. At December 31, 2000, 1999 and 1998
        the total number of common shares issuable under the exercise of outstanding options and warrants and upon the conversion of convertible preferred stock was 4,115,324, 1,370,281 and 749,000 respectively.

      In 1998, in accordance with the fair value accounting method used by regulated investment companies, primary net assets (total stockholders' equity) per share at December 31, 1998 was $.74, based on weighted average shares outstanding of 5,384,315, and fully diluted net assets per share was $.65, based on weighted average shares outstanding of 6,156,015.

3. RESCISSION OF AUGUST 23, 1999 FBMS AGREEMENT AND PLAN OF REORGANIZATION, AND DIVESTITURE OF FBMS:

      On August 23, 1999, the Company acquired all of the outstanding common stock of FBMS in exchange for 250 shares of the Company's Series E Convertible Preferred Stock, valued at approximately $2,531,000. The transaction was accounted for as a purchase. The total purchase price was allocated to the assets and liabilities acquired based on their estimated fair values, including goodwill of approximately $18,900,000, which has been amortized by use of the straight line method over ten years.

      Effective June 28, 2000, the Company entered into a rescission agreement with the previous owner of FBMS, in which the Company and the previous owner agreed to rescind the terms of the August 23, 1999 FBMS Agreement and Plan of Reorganization. Under the terms of the rescission agreement, all assets and liabilities of FBMS as of June 28, 2000, were returned to the previous owner of FBMS.

      Pursuant to the terms of the settlement relating to the rescission agreement, the parties agreed that nMortgage retain certain technological rights related to the development of an interactive website developed subsequent to August 23, 1999, utilizing resources acquired through the FBMS acquisition (Note 9). Also as part of the settlement, the Company agreed to issue up 50 additional shares of Series E preferred stock related to certain performance conditions concerning the original acquisition that were satisfied prior to rescission to fund the resolution of certain claims (Note 17). The 50 additional shares of Series E preferred stock are convertible into 50,000 shares of common stock and are valued at $368,750, which was based on the quoted market price of the underlying shares of common stock at the date of rescission, and which was recorded as expense by the Company.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


3. RESCISSION OF AUGUST 23, 1999 FBMS AGREEMENT AND PLAN OF REORGANIZATION, AND DIVESTITURE OF FBMS (CONTINUED):

      In connection with the rescission agreement, the Company divested itself of the assets, liabilities, and operations of FBMS as of June 28, 2000, and as a result, recorded a loss of $3,979,000, which represents the write off of the Company's investment in FBMS, including remaining goodwill as of the date of the rescission. The operating results of FBMS have been included in the consolidated financial statements from the date of acquisition through the date of rescission.

      The following pro forma information has been prepared assuming the rescission of FBMS had taken place at the beginning of the respective periods. The pro forma information includes adjustments to remove the operating results of FBMS, related amortization of goodwill arising from the acquisition of FMBS, and the loss on the FBMS rescission.

      The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

                                                            Years ended December 31,
                                                              2000             1999
                                                          ------------     ------------
         Revenues                                       $  1,436,000     $    842,000
         Net gain (loss)                                $   (204,000)    $ (4,040,000)
         Net loss applicable to common shareholders     $ (1,046,000)    $ (7,927,000)
         Basic and diluted loss per common share        $       (.15)    $      (1.18)
         Shares used in per share calculation              7,106,749        6,718,170

4.    BUSINESS ACQUISITIONS:

      ACQUISITION OF MERIDIAN:

      Under an agreement signed September 7, 2000, the Company, through a newly-formed subsidiary GR.com, Inc., acquired all of the issued and outstanding common stock of The Meridian Residential Group, Inc. ("MRG") in exchange for 425,000 shares of Series F participating, convertible preferred stock, valued at approximately $2,762,000. The acquisition was completed on September 27, 2000. The Company also issued 35,000 shares of Series F preferred stock, valued at $228,000 as additional consideration for costs of the acquisition. The value of the Series F Preferred Stock was based upon the quoted market price of the Company's common stock ($6.50 per share) underlying the Series F Preferred Stock on September 7, 2000 (the date the agreement was signed). MRG was merged into GR.com, Inc. and GR.com Inc. subsequently changed its name to Meridian Services, Inc. In addition, E2000 is to issue additional shares of common stock to the MRG shareholders having a market value, at the time of issuance, equal to 20% of the annual increase in pre-tax net earnings compared to the immediately preceding year of the MRG business for each of the five years subsequent to closing, commencing with the year ended December 31, 2000, subject to certain limitations, as defined.

      The transaction was accounted for as a purchase, and the results of operations of Meridian are included in the Company's 2000 consolidated statements of operations from the date of acquisition. The total purchase price was allocated to the assets and liabilities acquired based on their estimated fair values, including goodwill of approximately $2,648,000, which is being amortized by the use of the straight-line method over fifteen years.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


4.    BUSINESS ACQUISITIONS (CONTINUED):

      ACQUISITION OF MERIDIAN (CONTINUED):

      The Company, through its subsidiary nMortgage, Inc., also acquired the proprietary business model, website, trademarks, corporate names and all intellectual property rights related to the Meridian GreatRate.com business, including the names GreatRate.com and GreatRate Mortgage.com from Meridian Capital Group, LLC, a company affiliated with MRG through common ownership, for $850,000 cash. The intellectual property rights are being amortized by use of the straight-line method over a three-year period.

      The following unaudited pro forma financial information for the years ended December 31, 2000 and 1999, give effect to the above acquisitions as if they had occurred at the beginning of each respective period.

                                                          Years ended December 31,
                                                         2000                  1999
                                                     -------------        -------------
        Revenue                                      $   4,654,000        $   4,585,000
        Net loss                                     $  (7,694,000)       $  (8,153,000)
        Net loss applicable to common shareholders   $  (8,944,000)       $ (11,422,000)
        Basic and diluted loss per common share      $       (1.26)       $       (1.70)
        Shares used in per share calculation             7,106,749            6,718,170

      The following unaudited pro forma financial information for the years ended December 31, 2000 and 1999, give effect to the Meridian acquisition and the FBMS rescission and divestiture as if they had occurred at the beginning of each respective period.

                                                          Years ended December 31,
                                                         2000                  1999
                                                     -------------        -------------
        Revenue                                      $   3,231,000        $   3,087,000
        Net loss                                     $    (122,000)       $  (4,476,000)
        Net loss applicable to common shareholders   $  (1,791,000)       $ (10,804,000)
        Basic and diluted loss per common share      $        (.25)       $       (1.61)
        Shares used in per share calculation             7,106,749            6,718,170


      The unaudited pro forma financial information above does not purport to represent the results which would actually have been obtained if the acquisitions had been in effect during the periods covered or any future results which may in fact be realized.

      ACQUISITIONS OF FTC AND TRIUMPH:

      In August 1998, the Company acquired all of FTC's outstanding common stock in exchange for 625,000 shares of the Company's common stock valued at $565,639. The Board of Directors used the Board appraisal method of valuation for this investment through December 31, 1998, and recorded FTC at $565,639, which was the net asset value of FTC's underlying assets and liabilities at the acquisition date. From the date of the acquisition through December 31, 1998, the Company loaned $160,000 to FTC for working capital purposes.

      In February and June 1998, the Company acquired a total of 1,500,000 shares of Triumph common stock in exchange for consulting services valued at $375,000, which represented an ownership interest of approximately 88% at December 31, 1998. The Company's president was also the president and a director of Triumph. Through December 31 1998, the investment was valued using the cost valuation method because no more recent common stock sales had occurred. During 1998, the Company loaned $561,569, to Triumph, which was used by Triumph primarily to acquire four retail vitamin/health supplement centers in south Florida. Triumph repaid $64,478 of these notes and $39,939 of interest during 1998, resulting in balances due the Company at December 31, 1998 of $899,018 and $23,088 for note principal and accrued interest, respectively. Both of these investments were accounted for and presented as investments in controlled companies as of and for the year ended December 31, 1998. At December 31, 1998, the fair value of these investments was $940,639. Effective January 1, 1999, in connection with the Company's change from a BDC to an operating company, the Company began consolidating FTC and Triumph pursuant to SFAS No. 94.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


5.    RECEIVABLES:

      Receivables at December 31, 2000 and 1999 consist of the following:

                                                                         2000            1999
                                                                      -----------    -----------
     RELATED PARTIES:
       Notes receivable from officers and directors of the
         Company; interest rates ranging from 8% to 10%; notes
         collateralized in part by shares of the Company's common
         stock; original maturities through March 2001, now due on
         demand                                                       $   130,895    $   569,000

       Notes receivable from affiliate; interest rates ranging
         from 8% to 10%; unsecured; due on demand                         477,081        300,000

       Advances receivable from affiliates; non-interest bearing;
         unsecured; due on demand                                         328,950        317,177

       Note receivable from employee; interest at 8.25%;
         unsecured; due in October 2001                                     7,600          8,800

       Interest receivable                                                 39,031          8,833
                                                                      -----------    -----------
                                                                          983,557      1,203,810
                                                                      -----------    -----------
       OTHER:

       Receivables,  non-interest bearing; unsecured                      216,177        167,390

       Notes receivable; interest at 15%; collateralized by real
         estate; due in September 2001 (Note 6)                           250,000           --

       Notes receivable; interest rates ranging from 8% to 12%;
         unsecured; maturing at various dates through December
         x2000x                                                           385,940        125,017

       Mortgage loans receivable from FBMS customers; interest
         rates ranging from 7.25% to 13.75%, maturing at various
         dates through 2030; collateralized by real estate                   --          374,500

       Interest receivable                                                 26,766           --
                                                                      -----------    -----------
                                                                          878,883        666,907
       Less allowance for uncollectible receivables                       (40,263)      (162,336)
                                                                      -----------    -----------
                                                                          838,620        504,571
                                                                      -----------    -----------
                                                                      $ 1,822,177    $ 1,708,381
                                                                      ===========    ===========

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


6.    INVESTMENTS:

      At December 31, 2000 and 1999, the company's investments consist of the following:

                  Investment type                                 Investment balance
                  ------------------------------               -------------------------
                                                                  2000           1999
                                                               -------------------------
                  Marketable securities (trading securities):
                    Intranet Solutions, Inc. [A]               $ 165,750     $   786,250
                    Other                                         72,466         116,287
                                                               ---------     -----------
                                                                 238,216         902,537
                                                               =========     ===========

                  Equity investments:
                    VP Sports [B]                              $ 365,000     $ 1,472,898
                    Net 1 Capital, LLC [C]                             -         235,000
                                                               ---------     -----------
                                                               $ 365,000     $ 1,707,898
                                                               =========     ===========

                  Other investments (cost basis investments):
                    First TeleBanc Corporation [D]             $ 800,000     $   800,000
                    Other                                         67,471          65,000
                                                               ---------     -----------
                                                               $ 867,471     $   865,000
                                                               =========     ===========

                  [A] On January 1, 1998, the Company owned 473,250 shares of common stock of Intranet Solutions, Inc. ("Intranet"). During 1998, the Company sold 284,665 shares of IntraNet for proceeds of $1,240,613, which was used to provide working capital, and which resulted in an ownership position of 188,585 shares (less than 5%) at December 31, 1998. These shares were valued using the public market valuation method at December 31, 1998. In addition, the Company paid the remaining balance of a 150,000 payable to IntraNet in January 1998.

                      Effective January 1, 1999, the Company classified its investment in IntraNet as a trading security pursuant to SFAS No. 115. As of December 31, 2000 and 1999, the market value of the IntraNet investment based on quoted market prices was $165,750 and $786,250, and the cost of the IntraNet investment was $34,318 and $216,159, respectively (an unrealized gain of $131,432 and $570,091). During 2000 and 1999, the Company realized gains on the sales of IntraNet securities of $21,107 and $638,764, respectively. At March 30, 2001, the market value of the IntraNet investment, based on the quoted market price per share, was approximately $78,000 .

                  [B] At December 31, 1998, the Company's investment in VP
                      Sports' common shares was valued using the private market valuation method. The valuation reflected the price at which the most recent common stock sales occurred in 1998. The Company's president is also the president and a director of VP Sports. During 1998, the Company loaned $103,131 to VP Sports for working capital purposes, of which $38,865 was repaid in 1998.

                  EQUITEX, INC. AND SUBSIDIARIES

           YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


6.    INVESTMENTS (CONTINUED):

                      Effective January 1, 1999, the Company began consolidating VP Sports. In connection with a private placement of VP Sports' common stock, the Company's ownership interest in VP Sports was reduced from approximately 88% at January 1, 1999 to approximately 35.7% at December 31, 1999. Due to the change in ownership percentage, the Company changed its method of accounting for its investment in VP Sports in 1999 from consolidation to the equity method of accounting. During 1999, a receivable of $64,266 at December 31, 1998 was repaid. Effective July 27, 1999, the Company, through its majority-owned subsidiary VP Sports and VP Sports' wholly-owned subsidiary, 9066-8609 Quebec Inc., a Canadian corporation, acquired all of the outstanding common shares of Victoria Precision, also a Canadian corporation, as well as the future rights to a four-year international consulting and non-compete agreement. The transaction was accounted for as a purchase. Total consideration of approximately $3,966,600 ($6,000,000 CDN) was required. The purchase price for the common stock was $2,000,000 CDN and was allocated to the assets and liabilities acquired based on their estimated fair values, including intangible assets of approximately $3,166,000, which are being amortized by the use of the straight-line method over four to ten years. In order to finance the 1999 acquisition, VP Sports completed a $4,500,000 private placement of 36 units; each unit consisting of 100 shares of $1,000 per share, 8% convertible preferred stock, 12,500 shares of VP Sports common shares, and warrants to purchase 287,500 shares of VP Sports common stock at $.10 per share.

                      In March 2000, VP Sports acquired all of the outstanding common stock of Torpedo Sports, Inc. for $420,000. The transaction was accounted for as a purchase, and the purchase price was allocated to the assets and liabilities acquired based on their estimated fair values.

                      During 2000, the Company's ownership interest in VP Sports decreased to approximately 13.6% as of December 31, 2000 due to issuances of common stock by VP Sports. The Company's ownership interest in the underlying assets of VP Sports decreased by $743,483 which has been recorded as a decrease to the investment and additional paid-in capital The Company continues to account for its investment in VP Sports under the equity method of accounting due to the Company's ability to exercise significant influence over operating and financial policies of VP Sports.

                  [C] In March 1999, FTC entered into a joint-venture agreement with Net 1 Capital, LLC ("Net 1 Capital"), a Florida Limited Liability Company, formed for the purpose of acquiring pre-existing portfolios of consumer debt and servicing and/or marketing these portfolios. The Company invested $250,000 for a 50% interest in Net 1 Capital. The Company also loaned Net 1 Capital $317,629, which was repaid in 1999. The Company accounted for Net 1 Capital under the equity method of accounting through December 31, 2000. In March 2001, the Company entered into an agreement with the joint venture partner to exchange its investment to the joint venture partner in exchange for a $250,000 note receivable.

                  [D] During 1998, the Company and FTC acquired a 9% interest in First TeleBanc Corporation ("FTB"), a closely-held Florida corporation, for $625,000. On December 30, 1998, First TeleBanc acquired all of the outstanding common stock of Boca Raton First National Bank. During 1999, the Company acquired an additional interest in FTB for $175,000. At December 31, 2000 and 1999, the Company's ownership interest in FTB is 7.2% and 8.1%, respectively. During 2000 and 1999, the Company accounted for its investment in First TeleBanc at cost.

                  EQUITEX, INC. AND SUBSIDIARIES

           YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


6.    INVESTMENTS (CONTINUED):

      The  Company's  equity in the net  losses of its  equity  investments  was
        $364,415 and $418,209 for the years ended December 31, 2000 and 1999. Summarized unaudited combined financial information for these investments as of and for the years ended December 31, 2000 and 1999, is as follows:

                                                      2000              1999
                                                  ------------     ------------

                Current assets                    $ 12,218,138     $  6,834,574
                Non-current assets                   5,784,223        7,552,862
                                                  ------------     ------------
                  Total assets                    $ 18,002,361     $ 14,387,436
                                                  ============     ============

                Current liabilities               $ 12,264,499     $  6,070,949
                Non-current liabilities              2,620,083        2,144,775
                                                  ------------     ------------
                Total liabilities                   14,884,582        8,215,724
                Total equity                         3,117,779        6,171,712
                                                  ------------     ------------
                  Total liabilities and equity    $ 18,002,361     $ 14,387,436
                                                  ============     ============

                Revenues                          $ 19,604,490     $  4,142,540
                Gross profit                      $  3,492,809     $    611,100
                Operating losses                  $ (1,064,279)    $ (1,134,212)
                Net loss                          $ (1,684,681)    $ (1,026,292)

      INVESTMENT IN RDM SPORTS GROUP (FORMERLY ROADMASTER INDUSTRIES):

      During 1998, the Company valued its investment in RDM using the public market valuation method. In addition, the Company recorded administrative fees from RDM totaling $25,893. Effective January 1, 1999, the Company classified its investment in RDM as an available for sale security pursuant to SFAS No. 115, and during 1999, in connection with the Company's evaluation of investments for impairment, management determined that the decline in the value of its investment in RDM was other than temporary. As a result, the Company adjusted the unrealized loss on this investment of $1,201,355 (which represented 4,979,437 shares of RDM common stock), previously recorded as a component of stockholders' equity, to a realized loss, and fully reserved a note receivable from Hutch Sports USA (an RDM subsidiary) which had a carrying value of $56,475 at January 1, 1998. These adjustments resulted in a $1,257,830 charge to the 1999 statement of operations. The Company owns 4,979,437 shares of RDM common stock at December 31, 2000, valued at $0.

      OTHER INVESTMENTS:

      During 1999, the Company determined that two cost-basis investments which totaled $70,000 at December 31, 1998 were impaired, and were written off in the 1999 statement of operations.

      Other trading securities at December 31, 2000 and 1999 are recorded at estimated fair value, based on quoted market prices, of $72,466 and $116,287, respectively, which is $206,260 and $38,517 less than cost. During 1999, the Company realized gains of $158,752 from the sales of certain other trading securities held by the Company. At March 30, 2001, the aggregate market value of the other trading securities had not materially changed.

                  EQUITEX, INC. AND SUBSIDIARIES

           YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


7.    TRIUMPH OPERATIONS:

      Effective January 1, 2000, Triumph sold the assets of one of its five retail stores in exchange for a $268,000 note receivable. In connection with this transaction, Triumph recorded a gain on the sale of approximately $76,600, which is included in other income in the accompanying statement of operations. In November 2000 and March 2001, the Company terminated operations at two other retail stores. In connection with these store closings, the Company recorded an $88,900 impairment loss in 2000. During the fourth quarter of 2000, in connection with the store closings and an evaluation of future undiscounted cash flows, the Company concluded that an impairment charge of $365,350 was necessary to write off the carrying amount of goodwill related to the Triumph operations.

8.    FURNITURE, FIXTURES AND EQUIPMENT:

      Furniture, fixtures, and equipment consist of the following at December 31, 2000 and 1999:

                                                2000            1999
                                            -----------    -------------
           Vehicles                         $   121,575     $     30,542
           Office equipment and furniture       234,304        1,410,699
           Computer hardware and software             -          430,082
           Leasehold improvements               197,494           76,759
                                            -----------     ------------
                                                553,373        1,948,082
           Less accumulated depreciation       (292,302)        (890,050)
                                            -----------     ------------
                                            $   261,071     $  1,058,032
                                            ===========     ============

9.    INTANGIBLE AND OTHER ASSETS:

      Intangible and other assets consist of the following at December 31, 2000 and 1999:

                                               2000               1999
                                           ------------     -------------
           Goodwill                        $  2,729,717     $  19,072,300
           Website development costs          1,730,000                 -
           Intellectual property rights         850,000                 -
           Tradename and franchise rights        67,326           172,800
           Deposits                             213,377           454,094
           Other                                 22,655           227,872
           Foreclosed assets of FBMS                  -           299,400
           Restricted cash of FBMS                    -           210,169
                                           ------------     -------------
                                              5,613,075        20,436,635
           Less accumulated amortization       (142,701)         (671,578)
                                           ------------     --------------
                                           $  5,470,374     $  19,765,057
                                           ============     =============

      Subsequent to the August 23, 1999 acquisition of FBMS, the Company, utilizing resources acquired through the FBMS acquisition, incurred costs in the development of an interactive mortgage-banking website. Through December 31, 1999, website development primarily consisted of planning-stage activities and was expensed as incurred pursuant to criteria outlined in Emerging Issues Task Force ("EITF") Issue No. 00-2. Beginning in January 2000 and continuing through early June 2000, FBMS incurred additional costs of website development, including costs approximating $2,500,000 related to website application and infrastructure development, and graphics and content development, which were capitalized pursuant to EITF Issue 00-2 and SOP 98-1. These website development costs are now being utilized by the Company and are being amortized over a three-year term.

                  EQUITEX, INC. AND SUBSIDIARIES

           YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


9.    INTANGIBLE AND OTHER ASSETS (CONTINUED):

      At December 31, 2000, management's assessment of website development costs for impairment indicated that the carrying value of $2,083,000 had been impaired. Management's assessment included an evaluation of undiscounted future cash flows and the results of an external appraisal. As a result, the carrying value of the website development costs was reduced by $353,000.

      Deposits include a contract deposit receivable whereby the Company is the plaintiff in an action in which it is seeking to recover $300,000 deposited into an escrow account pending the receipt of required documentation. The defendant has not delivered the required documents. This deposit has been recorded at an estimated net realizable value of $150,000 at December 31, 2000 and 1999.

10.   NOTES AND ADVANCES PAYABLE:

      At December 31, 2000 and 1999, notes and advances payable consist of the following:

                                                                         2000         1999
                                                                      ----------   ----------
        RELATED PARTIES:
         Notes payable to affiliates; interest rates ranging from
             8%-10%; unsecured; due on demand                         $1,326,792   $  542,000

         Advances payable to affiliate, non-interest bearing, due
             on demand                                                       500      240,000

         Notes payable to officer/director; interest rates ranging
             from 8%-12% unsecured; due on demand                        533,000       50,000
                                                                      ----------   ----------
                                                                       1,860,292      832,000
                                                                      ----------   ----------
        OTHERS:

         Note payable to bank by FBMS; interest at 18%; unsecured;
             balance originally due November 1999; due on demand
             through date of FBMS rescission                                --        477,000

         Notes payable to individuals by FBMS; interest rates
             ranging from 8% to 18%, unsecured; notes matured at
             various dates through August 2000; at December 31,
             1999, $454,473 of the notes payable were in default            --        723,160

         Note payable to bank by FBMS; interest at 1.5% over bank's prime rate (10% at December 31, 1999) loan was
             collateralized by property and equipment                       --        250,000

         Capital lease obligations of FBMS, maturities at various
             dates through October 2002                                     --        398,391

          Other                                                           96,966       93,403
                                                                      ----------   ----------
                                                                          96,966    1,941,954
                                                                      ----------   ----------
                                                                       1,957,258   $2,773,954
                                                                                   ==========
        Less current notes and advances payable                        1,877,631
                                                                      ----------

      Long-term notes and advances payable                             $  79,627
                                                                       =========

                  EQUITEX, INC. AND SUBSIDIARIES

           YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


10.   NOTES AND ADVANCES PAYABLE (CONTINUED):

      Notes and advances payable are due as follows:

                  Year ending
                 December 31,
                 ------------
                     2001                  $        1,877,631
                     2002                              18,453
                     2003                              21,157
                     2004                              24,256
                     2005                              15,761
                                           ------------------
                                           $        1,957,258
                                           ==================

11.   COMMITMENTS AND CONTINGENCIES:

      LEASES:

      The Company leases its Florida corporate facilities under a non-cancelable operating lease which expires in February 2004. The Company also leases office space in New York under a non-cancelable operating lease which expires in August 2005. Future minimum lease payments under these operating leases are as follows:

                  Year ending
                 December 31,
                 ------------
                     2001                  $          101,000
                     2002                              99,000
                     2003                              90,000
                     2004                              66,000
                     2005                              25,000
                                           ------------------
                                           $          381,000
                                           ==================

      In addition, the Company leases office space in Colorado on a month-to-month basis for $2,500 per month from Beacon Investments, a corporation in which the Company's president is the sole shareholder Total rent expense for the years ended December 31, 2000, 1999, and 1998 was approximately $297,000, $272,000 and $30,000, respectively.

      CONSULTING AND EMPLOYMENT AGREEMENTS:

      In connection with the acquisition of Meridian, the Company entered into consulting and employment agreements which requires nMortgage to issue to the consultant/employee common shares of nMortgage equal to 2% of the issued and outstanding common shares of nMortgage on a fully diluted basis. The Company has recognized $62,000 of expense related to the issuance of these shares through December 31, 2000. The employment agreement also required nMortgage to grant to the employee options to purchase up to 150,000 shares of nMortgage common stock at $1.00 per share, the estimated fair value of the nMortgage common stock at the date of grant.

                  EQUITEX, INC. AND SUBSIDIARIES

           YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


11.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

      CONSULTING AND EMPLOYMENT AGREEMENTS (CONTINUED):

      In September 2000, the Company entered into a consulting agreement for services to be performed subsequent to December 31, 2000, in which, upon the satisfaction of various performance criteria, the Company is to issue 75,000 shares of common stock and warrants to purchase and additional 75,000 shares of common stock at an exercise price equal to 80% of the average closing bid price of the Company's common stock ten days prior to issuance. At the date of commitment, the total compensation cost was calculated to be approximately $750,000, which is to be recognized subsequent to year-end as the performance criteria are satisfied.

      LITIGATION:

      On August 18, 2000, William G. Hays, Jr., liquidating agent for RDM Sports
        Group, Inc., and related debtors, filed an adversary proceeding against the Registrant, Smith Gambrell and Russell, LLP, David J. Harris, P.C. and David J. Harris, in the United States Bankruptcy Court for the Northern District of Georgia, Newnan Division, Adversary Proceeding No. 00-1065. The liquidating agent alleges that the Registrant breached its October 29, 1987 consulting agreement with RDM, breached fiduciary duties allegedly owed to RDM, and that the Registrant is liable for civil conspiracy and acting in concert with directors of RDM. The liquidating agent is seeking unspecified compensatory and punitive damages, along with attorney's fees, costs and interest. On April 2, 2001, the court granted the Registrant's motion to enforce the arbitration clause contained in the consulting agreement. The Registrant intends to vigorously defend this matter. Because this matter is in the preliminary stages and no arbitration date has been set, it is too early to predict the outcome of this matter.

      The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows of the Company.

12.   INCOME TAXES:

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

      The difference between the expected tax benefit computed at the federal statutory income tax rate of 34% and the effective tax rate for the years ended December 31, 2000 and 1999 was due primarily to the tax effect of the valuation allowance and due to state income taxes. The provision for income taxes in 2000 represents New York State income taxes, and the provision for income taxes in 1998 represents deferred income tax expense.

      The following is a summary of the Company's deferred tax assets and liabilities at December 31, 2000 and 1999:

                                                                  2000             1999
                                                              ------------     ------------
           Deferred tax assets:
              Accrued items not currently deductible          $    209,000     $    281,260
              Tax benefit of unrealized loss on investments         25,000          465,390
              Allowance for loan losses                            115,000          592,690
              Intangible assets                                     28,000
              Net operating loss carryforwards                   4,886,000        2,531,000
                                                              ------------     ------------
           Total deferred tax assets                             5,263,000        3,870,340
           Valuation allowance                                  (5,263,000)      (3,870,340)
                                                              ------------     ------------
           Net deferred tax asset (liability)                 $          -     $          -
                                                              ============     ============

      Net operating loss carryforwards of approximately $14,300,000 are available to offset future taxable income, if any, through 2020. The net operating loss carryforwards may be subject to certain limitations due to business acquisitions and other transactions. A valuation allowance has been provided to reduce the deferred tax assets, as realization of the assets is not assured.

                  EQUITEX, INC. AND SUBSIDIARIES

           YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


13.   RELATED PARTY TRANSACTIONS:

      REVENUE CONCENTRATIONS, 1998:
                                  Controlled  Affiliated     Other      Total
                                   ---------  ----------  ----------  ---------

      Interest and other income    $  68,043  $       10  $    2,416  $  70,469
      Consulting/transaction fees    375,000                            375,000
      Administrative fees                          2,371                  2,371
                                   ---------  ----------  ----------  ---------

                                   $ 443,043  $    2,381  $    2,416  $ 447,840
                                   =========  ==========  ==========  =========

      During 1998, one investee company accounted for 96% of the Company's total revenues of $447,840.

      BONUSES TO OFFICERS:

      In August 1998, the Company's Board of Directors approved a bonus arrangement with the Company's president. The bonus arrangement, effective January 1, 1998, provides for an annual bonus to be calculated quarterly based on a combination of 1% of the Company's assets and 5% of the increase in the market value of the Company's common stock each quarter. The unpaid portion of these bonuses was $614,522 and $452,854 at December 31, 2000 and 1999, respectively.

      DIRECTORS' FEES:

      During the years ended December 31, 2000, 1999, and 1998 the Company paid
        $12,000, $13,000 and $12,500 to each of its two outside directors for their attendance at meetings held each year.

14.   BENEFIT PLANS:

      OFFICER RETIREMENT PLAN:

      As part of the Company president's total compensation package, the Company purchased a whole life insurance policy on April 1, 1992, in order to provide for the president's retirement. The Company pays an annual premium on behalf of the president and also reimburses the president each year for the personal income tax on this additional compensation. Should the president die prior to age sixty-five, the policy pays a $2,600,000 death benefit to his beneficiary. Upon retirement, provided the president is at least sixty-five, the cash surrender value and death benefit rider become the president's property. For each of the years in the three-year period ended December 31, 2000, the Company paid $105,414 per year in premiums and $59,586 per year of additional compensation to the president for related income taxes.

      EMPLOYEE BENEFIT PLAN (FBMS):

      The Company's former subsidiary, FBMS, had a defined contribution retirement plan covering all full-time employees of FBMS who had three months of service and were at least twenty-one years of age. For the period ended December 31, 1999, FBMS's matching contribution equaled 50% of the portion of the participant's contribution which did not exceed 2% of the participant's compensation. FBMS incurred contribution expense of $21,200 for the period ended December 31, 1999.

                  EQUITEX, INC. AND SUBSIDIARIES

           YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


15.   FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

      The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

      MORTGAGE LOANS HELD FOR SALE:

      Through June 28, 2000, the fair value of mortgage loans held for sale was based on commitments on hand from investors or prevailing market prices. For variable-rate loans that re-price frequently and with no significant change in credit risk, fair values were based on carrying values. Fair values for certain mortgage loans were based on quoted market prices of similar loans sold (adjusted for differences in loan characteristics). Fair values for non-performing loans were estimated using discounted cash flow analyses or underlying collateral values, where applicable. The fair value of mortgage loans held for sale at December 31, 1999 was $14,923,000 (carrying value of $14,787,080).

      RECEIVABLES:

      The fair values of notes and advances receivable from non-related parties approximates their carrying values because of the short maturities of these instruments. The fair values of notes and advances receivable from related parties are not practicable to estimate, based upon the related party nature of the underlying transactions.

      WAREHOUSE AND OTHER NOTES AND ADVANCES PAYABLE:

      The fair values of warehouse notes payable and notes and advances payable to non-related parties approximates their carrying values because of the short maturities of the notes. The fair values of notes and advances payable to related parties are not practicable to estimate, based upon the related party nature of the underlying transactions.

      OTHER FINANCIAL INSTRUMENTS:

      The fair value of other financial instruments (cash and cash equivalents, accounts receivables, accounts payable and accrued expenses) approximate their carrying amounts because of the short maturities of these instruments.

16.   SUBSIDIARY STOCK TRANSACTIONS:

      During the year ended December 31, 1999, nMortgage issued 3,505,000 shares of Series A Preferred Stock for cash of $3,505,000 and issued 40,000 shares of Series B Preferred stock in exchange for payables of $461,070. These preferred stock balances are presented as minority interest in the December 31, 1999, consolidated balance sheet. Also included in minority interest at December 31, 1999, is $2,507,000 of FBMS preferred stock.

                  EQUITEX, INC. AND SUBSIDIARIES

           YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


16.   SUBSIDIARY STOCK TRANSACTIONS (CONTINUED):

      During the first quarter of 2000, nMortgage issued an additional 1,627,000 shares of Series A preferred stock for cash of $1,627,000. In November 2000, all of the nMortgage Series A preferred stock was converted to nMortgage common stock. Prior to conversion, the Company had included as minority interest the $5,132,000 applicable to the Series A preferred stock. Upon conversion, the former Series A preferred stockholders no longer had liquidation preferences greater than those of the nMortgage common stockholders. Consequently, $5,132,000 of 2000 losses incurred by nMortgage which were previously absorbed by the Company, were allocated to the minority interest resulting in a material unusual gain pursuant to paragraph 25 of APB No. 30. The Company has recorded the gain as a fourth quarter transaction in accordance with paragraph 21 of APB No. 28.

      In December 2000, Meridian purchased 35,325 shares of Equitex common stock from an entity related through common ownership in exchange for Meridian preferred stock. As a result of this transaction, the Company recorded an increase in minority interest and in treasury stock of $170,000, which was the quoted market value of the Equitex common stock at the date of the transaction.

      In connection with the nMortgage preferred stock issuances in 2000, the Company issued warrants to purchase 100,000 shares of Equitex common stock at a weighted average exercise price of $5.50 per share. The warrants were valued at $183,000 utilizing the Black-Scholes option pricing method, and were accounted for as costs of the subsidiary stock issuance. These warrants expire in April 2004.

      In 1999, in connection with VP Sports' private placement of common stock, the Company's underlying equity in its investment in VP Sports increased by $1,622,605, which was accounted for as an increase to additional paid-in capital.

17.   SERIES G REDEEMABLE CONVERTIBLE PREFERRED STOCK:

      In September 2000, the Company issued 1,300 shares of 6%, Series G convertible preferred stock (the "Series G Preferred Stock") along with warrants to purchase 130,000 shares of common stock for $1,000 per share, which is the stated value per share (total proceeds of $1,300,000 less issue costs of $60,000). The Series G Preferred Stock is convertible, together with any accrued but unpaid dividends, at any time into shares of the Company's common stock at a conversion price per share equal to the lesser of $6.50 or 65% of the average closing bid price of the Company's common stock as specified in the agreement. The warrants were valued at $242,000 utilizing the Black-Scholes option pricing model, and therefore $242,000 of the total proceeds was allocated to the warrants, resulting in an imputed interest rate of 7.4%.

      Because the Series G Preferred Stock contained an immediate beneficial conversion feature, both additional paid-in capital and the accumulated deficit were increased by $700,000 in 2000, the amount of the discount resulting from the beneficial conversion feature. The holder of the Series G Preferred Stock is entitled to cumulative dividends at 6% per annum plus a 4% dividend default rate, payable quarterly commencing September 30, 2000. Dividends are payable in cash or, at the Company's option, in shares of the Company's common stock. Cumulative dividends at December 31, 2000 are $25,000. All outstanding shares of Series G Preferred Stock automatically convert into common stock on August 31, 2003. The Series G Preferred Stock is redeemable at the Company's option at any time at a redemption price equal to $1,350 per share plus any accrued but unpaid dividends. Through December 31, 2000, the Company recorded a $478,000 accretion to the Series G Preferred Stock balance so that the carrying value of the Series G Preferred Stock will equal the redemption amount at the mandatory redemption date.

      The Company was required to redeem the Series G Preferred Stock if the Company's shareholders had not approved an increase in the number of shares of authorized common stock from 7,500,000 to 50,000,000 effective on or before March 4, 2001, or if a registration statement relating to the resale of certain shares of the Company's common stock underlying the Series G Preferred Stock and not been declared effective on or before 180 days of its filing. These events did not occur before March 4, 2001. However, the Series G investor has agreed to extend the redemption date to May 15, 2001. Due to the terms and conditions of the Series G Preferred Stock, which may require mandatory redemption, the Series G Preferred Stock is not included in stockholders' equity at December 31, 2000.

                  EQUITEX, INC. AND SUBSIDIARIES

           YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


18.   STOCKHOLDERS' EQUITY:

      AUTHORIZED CAPITAL:

      The Company's authorized capital consists of, among other classes of securities, 7,500,000 common shares. As of December 31, 2000, there are 7,140,293 common shares issued and 7,071,618 shares outstanding. In addition, the Company has outstanding certain classes of securities which are convertible into common shares which would, if converted, cause the Company to exceed its authorized common shares. This is prohibited by the laws of the State of Delaware and therefore, until the Company is able to convene a Special Meeting of the Shareholders pursuant to the proxy solicitation requirements of Section 14 of the Securities Exchange Act of 1934, and the laws of the State of Delaware, it cannot permit such conversions, which means the Company is or will be in default of certain terms and conditions of such instruments. The securities affected consist of the following at December 31, 2000:

                (1) 1,200 shares of Series D preferred shares convertible into 414,629 common shares,
                (2) 300 shares of Series E preferred shares convertible into 300,000 common shares,
                (3) 460 shares of Series F preferred shares convertible into 525,715 common shares,
                (4) 1,300 shares of Series G preferred shares convertible into 423,580 common shares,
                (5)    Warrants convertible into 670,000 common shares, and
                (6)    Options convertible into 1,786,400 common shares.

       The Company has filed preliminary proxy solicitation materials to convene a Special Meeting of Shareholders to among other things, increase its authorized shares in an amount sufficient to permit the conversion of its authorized and/or outstanding convertible securities.

      SERIES A, B, AND C CONVERTIBLE PREFERRED STOCK:

      In January and February 1999, the Company issued a total of 2,100 shares of 6%, Series A, B, and C convertible preferred stock for $1,000 cash per share, which was the stated value per share. Each series of preferred stock was convertible into common stock at any time by the holders at a conversion price equal to 65% of the average closing bid price of the Company's common stock as specified in the agreements.

      Because this preferred stock contained an immediate beneficial conversion feature, both additional paid-in capital and the accumulated deficit were increased by $1,333,098, the amount of the discount due to this beneficial conversion feature. The holders were entitled to receive a cumulative annual dividend of $60 per share, payable quarterly, and had preference to any other dividends which might have been paid by the Company. The dividend was payable either in cash or in shares of the Company's common stock, at the Company's option. The preferred stockholders also received warrants to purchase a total of 250,000 shares of the Company's common stock at 120% of the market price as of the grant date. In addition, the placement agent was issued 20,000 shares of the Company's common stock, valued at $200,000, in exchange for services in connection with the preferred stock sales.

      In April 1999, all 2,100 shares of the Series A, B and C convertible preferred stock, plus accrued dividends on those shares, were converted into 320,528 shares of the Company's common stock, at an average conversion price of $6.63 per share.

                  EQUITEX, INC. AND SUBSIDIARIES

           YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


18.   STOCKHOLDERS' EQUITY (CONTINUED):

      SERIES D CONVERTIBLE PREFERRED STOCK:

      In May 1999, the Company reached an agreement with an accredited investor to sell up to 3,500 shares of Series D, 6% convertible preferred stock (the "Series D Preferred Stock") for $1,000 cash per share, which is the stated value per share. In August 1999, the Company sold 1,200 shares of the Series D Preferred Stock for $1,200,000. The balance of $2,300,000 for the remaining 2,300 shares of Series D Preferred Stock was held in escrow through September 2000, pending authorization by the Company's stockholders of a sufficient number of shares of the Company's common stock to cover those shares underlying the Series D Preferred Stock. In September 2000, under a mutual agreement with the investor the escrow proceeds were released to the investor and no additional Series D Preferred Stock was issued.

      The Series D Preferred Stock contains a liquidation preference equal to the sum of the stated value of each share plus an amount equal to 30% of the stated value plus the aggregate of all accrued and unpaid dividends on each share of Series D Preferred Stock until the most recent dividend payment date or date of liquidation, dissolution or winding up of the Company.

      The Series D Preferred Stock is convertible into common stock at any time at a conversion price per share of common stock equal to 65% of the average closing bid price of the Company's common stock as specified in the agreement. Because this preferred stock contained an immediate beneficial conversion feature, both additional paid-in capital and the accumulated deficit were increased by $1,884,615, the amount of discount resulting from the beneficial conversion feature. The holder is entitled to receive a cumulative annual dividend of $60 per share, payable quarterly, and has preference to any other dividends which might be paid by the Company. The dividend is payable either in cash or in shares of the Company's common stock, at the discretion of the Company. Cumulative dividends on the Series D Preferred Stock at December 31, 2000 is $97,000.

      SERIES E CONVERTIBLE PREFERRED STOCK AND RECEIVABLE FROM SERIES E
        PREFERRED STOCKHOLDER:

      In connection with the FBMS acquisition, the Company issued 250 shares of Series E Convertible Preferred Stock (the "Series E Preferred Stock") valued at approximately $2,531,000, and contingent consideration consisting of up to 750 shares of Series E Preferred Stock, as specified in the acquisition agreement. In conjunction with the agreement and FBMS rescission agreement, the Company agreed to issue an additional 50 shares of Series E Preferred Stock to the owner relating to certain performance conditions pursuant to the FBMS acquisition that were satisfied prior to rescission. The 50 additional shares of Series E preferred stock are convertible into 50,000 shares of common stock and are valued at $368,750, which was based on the quoted market price of the underlying shares of common stock at the date of rescission, and which was recorded as expense by the Company.

      The holder of the Series E Preferred Stock is not entitled to dividends, does not have a liquidation preference and does not have voting rights. The Series E Preferred stock, is convertible into 250,000 shares of the Company's common stock upon the approval of an increase in the authorized shares of common stock from 7,500,000 shares to 50,000,000 shares, or the subsequent merger of the Company with or into another company, or the sale of substantially all the Company's assets.

      In 2000, certain FBMS obligations totaling $553,645 most of which were guaranteed by the Company were paid on behalf of the Company by the Company's president or by the Company's subsidiary, nMortgage. The Company recorded a payable to the president as well as a receivable from the of the previous owner of FBMS, who is also the Series E Preferred Stockholder. Due to the uncertainty regarding the ultimate realization of the receivable, the balance is classified as a reduction to stockholders' equity at December 31, 2000.

                  EQUITEX, INC. AND SUBSIDIARIES

           YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


18.   STOCKHOLDERS' EQUITY (CONTINUED):

      SERIES F CONVERTIBLE PREFERRED STOCK:

      In connection with the Company's acquisition of Meridian in September
        2000, the Company issued a total of 460,000 shares of Series F convertible preferred stock (the "Series F Preferred Stock"), valued at $6.50 per share, which was the quoted market price of the Company's common stock on September 7, 2000 (the date the agreement was signed). The Series F Preferred Stock includes a stated value of $8.00 per share and contains a liquidation preference in the amount of 105% of the stated value. Series F Preferred Stockholders are entitled to dividends in the amount declared with respect to the Company's common stock. The Series F Preferred Stock may be converted into shares of the Company's common stock at any time following the date of issuance until forty-two months following the issue date, at a conversion price per share of common stock equal to $7.00 per share. Forty-two months after issue, the Series F Preferred Stock outstanding is subject to mandatory conversion into shares of the Company's common stock, utilizing the stated value per share.

      COMMON STOCK:

      During 1999, the Company sold 330,312 shares of common stock in a private placement for cash of $3.25 per share. In addition, a note holder exchanged a note and accrued interest totaling $158,236 for 48,688 shares of the Company's common stock in the same private placement. In addition, employees and officers of the Company exercised options to purchase 665,600 shares of common stock for $2,094,546. An additional 337,500 shares were issued pursuant to warrant exercises for $2,613,675.

      In March 1998, the Company's Board of Directors authorized a private placement offering of up to 500,000 shares of the Company's common stock at $1.16 per share. As of the private placement closing on May 21, 1998, 499,200 shares had been sold. In June 1998, the Company's Board of Directors authorized an additional private placement of up to 750,000 shares of the Company's common stock at $3.25 per share. All 750,000 shares under this placement were sold during 1998 and 1999.

      During 1998, the Company sold to an officer of the Company, 10,000 shares of common stock at $1.16 per share. Another 139,200 shares were sold to outside directors at $1.16 per share. Common stock sales to unrelated individuals during 1998 were as follows:

                Share price                        Number sold
                -----------                        -----------
                $ .75                                  330,000
                $1.16                                  350,000
                $3.25                                  371,000

      OTHER EQUITY TRANSACTIONS:

      During the year ended December 31, 2000, an officer/shareholder of the Company sold marketable securities to Triumph for $10,000. The difference between the cost and market value of these securities at the date of the sale totaled $382,807 and was recorded as an increase to additional paid-in capital.

                  EQUITEX, INC. AND SUBSIDIARIES

           YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


18.   STOCKHOLDERS' EQUITY (CONTINUED):

      STOCK OPTIONS AND WARRANTS:

      In 1993, the Company adopted two stock option plans: the 1993 Stock option
        Plan (the "Option Plan") and the 1993 Stock Option Plan for Non-Employee Directors (the "Directors' Plan"). In January 1999, the Company's Board of Directors adopted an incentive stock option plan covering up to 1,000,000 shares of the Company's common stock. During 1999, the Company granted incentive stock options for 29,000 shares and 8,000 shares to the Company's officers and employees, respectively. In addition, non-statutory stock options for 472,000 and 491,000 shares were granted to officers and directors, respectively. All options were granted at a price of $6.75 per share which represents the market value of the Company's common stock at the grant date.

      In April 2000, the Company's Board of Directors increased the incentive stock option plan to cover up to 1,700,000 shares of the Company's common stock. During 2000, the Company granted incentive stock options for 511,000 shares and 21,000 shares to the Company's officers and employees, respectively. In addition, non-statutory stock options for 168,000 shares were granted to directors. All options were granted at a price of $5.50 per share which represents the market value of the Company's common stock at the grant date.

      In 2000, 1999 and 1998, the Board of Directors granted the following stock options to officers, directors and employees of the Company:

                                                       Number      Option
                 Option type         Grantee         of shares     price
                 -------------      ---------       -----------   --------

         2000:   Incentive          Officers            511,000   $   5.50
                 Incentive          Employees            21,000   $   5.50
                 Non-qualified      Directors           168,000   $   5.50
                                                    -----------
                                                        700,000
                                                    ===========

         1999:   Incentive          Officers             29,000   $   6.75
                 Incentive          Employees             8,000   $   6.75
                 Non-qualified      Officers            472,000   $   6.75
                 Non-qualified      Directors           491,000   $   6.75
                                                    -----------
                                                      1,000,000
                                                    ===========

         1998:   Incentive          Officer              62,000   $   3.19
                 Non-qualified      Officers            447,655   $   3.19
                 Non-qualified      Employees            28,800   $   3.19
                                                    -----------
                                                        538,455
                                                    ===========

                  EQUITEX, INC. AND SUBSIDIARIES

           YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


18.   STOCKHOLDERS' EQUITY (CONTINUED):

      STOCK OPTIONS AND WARRANTS (CONTINUED):

      A summary of the status of the Company's stock options outstanding and exercisable and weighted average exercise prices is as follows:

                                1993 Plans              1999 Plan                  Total
                           --------------------- --------------------- -------------------
                                        Weighted              Weighted            Weighted
                                        average               average             average
                                        exercise              exercise            exercise
                             Shares      price     Shares      price     Shares    Price
                           ----------    -----   ----------    -----   ---------   -----

       January 1,1998         311,545     3.00                           311,545    3.00
        Granted               538,455     3.19                           538,455    3.19
        Exercised             (98,000)    3.05                           (98,000)   3.05
        Canceled/expired
                           ----------    -----   ----------    -----   ---------   -----

       December 31, 1998      752,000     3.13                           752,000    3.13
        Granted                                   1,000,000    $6.75   1,000,000    6.75
        Exercised            (665,600)    3.10                          (665,600)   3.10
        Canceled/expired
                           ----------    -----   ----------    -----   ---------   -----

       December 31, 1999       86,400     3.19    1,000,000    6.75    1,086,400    6.46
        Granted                                     700,000    5.50      700,000    5.50
        Exercised
        Canceled/expired
                           ----------    -----   ----------    -----   ---------   -----

       December 31, 2000       86,400    $3.19    1,700,000    $6.24   1,786,400   $6.08
                           ==========    =====   ==========    =====   =========   =====

      Options exercisable at December 31, 2000 expire from 2004 through 2005.
        Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common share would have increased to the pro forma amounts indicated below:

                                                           2000              1999             1998
                                                       -------------     ------------     -----------
           Net loss applicable to common stockholders
             (decrease in net assets), as reported     $ (8,617,401)     $(10,985,572)    $(1,981,299)
           Net loss applicable to common stockholders
             (decrease in net assets), pro forma       $(10,619,000)     $(14,417,000)    $(2,724,000)
           Net loss (decrease in net assets) per
             share, as reported                        $      (1.49)     $     (1.64)     $     (.45)
           Net loss (decrease in net assets) per
             share, pro forma                          $      (1.21)     $     (2.15)     $     (.62)

      The fair value of each option granted during 2000, 1999, and 1998 was estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were utilized:

                                               2000        1999        1998
                                              -------     -------     -------

             Expected dividend yield             0           0           0
             Expected stock price volatility    56%         71%         83%
             Risk-free interest rate           5.1%         6%         6.5%
             Expected life of options         3 years     3 years     5 years

                  EQUITEX, INC. AND SUBSIDIARIES

           YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


18.   STOCKHOLDERS' EQUITY (CONTINUED):

      STOCK OPTIONS AND WARRANTS (CONTINUED):

      In 2000, the Company issued warrants and options to purchase up to 135,000 shares of the Company's common stock to outside consultants. The warrants and options are exercisable immediately at exercise prices of between $5.50 and $6.36 per share. The Company valued these warrants and options, which expire through April 2004, at $272,000 utilizing the Black-Scholes option pricing model. This amount has been recorded as expense in 2000.

      In connection with the Company's private placements of common and preferred stock in 1999, the Company issued warrants to purchase 397,500 shares of the Company's common stock at a weighted average exercise price of $7.99 per share. During 1999, 337,500 of these warrants were exercised. The remaining 60,000 warrants outstanding at December 31, 2000 expire in February 2002. In 1999, an additional warrant to purchase 50,000 shares of the Company's common stock at $3.75 per share was granted to an unrelated entity for services valued at $150,000.

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

      Beginning in 1999, in connection with the Company's acquisitions, the Company has three reportable segments: the accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective business units. As of and during the years ended December 31, 2000 and 1999, the segment results were as follows:

           2000
           ----
                                                         Sporting goods/     Corporate activities
                                             Financial       product      --------------------------
                                             services        related      Investments       Other          Total
                                            -----------    -----------    -----------    -----------    -----------
           Revenues                         $ 2,453,109    $   416,182                                  $ 2,869,291
           Segment loss                      (3,703,295)      (844,546)   $  (347,251)   $(2,472,309)    (7,367,401)
           Total assets                       2,953,885        908,811      1,470,687      4,098,244      9,431,627
           Capital expenditures               2,512,014         11,266                       876,230      3,399,510
           Depreciation and  amortization     1,460,184        161,373                       165,663      1,787,220
           Impairment losses                    353,000        454,250                                      807,250
           Loss on FBMS rescission            3,979,000                                                   3,979,000

           1999
           ----
                                                         Sporting goods/     Corporate activities
                                             Financial       product      --------------------------
                                             services        related      Investments       Other          Total
                                            -----------    -----------    -----------    -----------    -----------
           Revenues                         $ 1,547,754    $   738,456                   $    53,965    $ 2,340,175
           Segment loss                      (4,153,125)      (800,997)   $  (571,257)    (2,191,180)    (7,716,559)
           Total assets                      35,998,614      1,211,539      2,915,435      1,619,349     41,744,937
           Capital expenditures                 135,329        122,335                        20,361        278,025
           Depreciation and  amortization       737,629         87,954                        12,776        838,359

                  EQUITEX, INC. AND SUBSIDIARIES

           YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


20.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

      Selected unaudited quarterly financial data for the year ended 2000 is summarized below:

                                                                        2000 Quarters Ended
                                                       -------------------------------------------------------
                                                          First         Second        Third        Fourth
                                                         Quarter       Quarter       Quarter     Quarter (c)
                                                       -------------------------------------------------------
        Revenues                                        $ 1,457,293   $   321,427   $   197,413   $   893,158
        Loss from operations before unusual gain (a)     (1,850,592)   (5,756,864)   (1,072,209)   (3,393,223)
        Unusual gain (b)                                                                            5,132,000
        Net income (loss)                                (1,909,215)   (6,974,844)   (1,496,448)   (3,013,106)
        Net income (loss) applicable to
         common shareholders                             (1,926,915)   (6,993,044)   (2,219,948)    2,522,506
        Basic income (loss) per common share                  (0.27)        (0.98)        (0.31)         0.35
        Diluted income (loss) per common share                                                           0.22

        (a)In June 2000, the Company entered into a rescission agreement with FBMS, and as a result, recorded a loss of $3,979,000 in the second quarter of 2000. The operating results of FBMS have been included in the consolidated financial statements from the date of acquisition through the date of rescission.

        (b)In November 2000, all of the nMortgage Series A preferred stock was converted to nMortgage common stock. Prior to conversion, the Company had included as minority interest the $5,132,000 applicable to the Series A preferred stock. Upon conversion, the former Series A preferred stockholders no longer had liquidation preferences greater than those of the nMortgage common stockholders. Consequently $5,132,000 of 2000 losses incurred by nMortgage which were previously absorbed by the Company, were allocated to the minority interest resulting in a material unusual gain pursuant to paragraph 25 of APB No. 30. The Company has recorded the gain as a fourth quarter transaction in accordance with paragraph 21 of APB No. 28.

        (c)In the fourth quarter of 2000, the Company recorded impairment charges of $807,250.

                                  EQUITEX, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                   SCHEDULE II


                               Column A     Column B       Column C         Column D       Column E

                                                           Charged
                                Balance      Charged       to other                         Balance
                               beginning    to costs/      accounts-                        at end
                               of period    expenses       describe        Deductions      of period
                              -----------   --------    ---------------    -----------    -------------
For the year ended
December 31, 2000:
Allowance for
 uncollectible accounts:
   Mortgage loans held
       for sale               $ 1,386,000          -    $(1,386,000)(a)              -              -
   Mortgage loans
      receivable                   57,500          -        (57,500)(a)                             -
   Notes receivable                56,575          -                  -    $   (56,575)             -
   Interest receivable                 65          -                  -            (65)             -
   Accounts receivable             48,596          -                  -         (8,333)     $    40,263

For the year ended
December 31, 1999:

Allowance for
 uncollectible accounts:
   Mortgage loans held
       for sale               $ 1,386,000          -                 -               -      $ 1,386,000
   Mortgage loans
      receivable                   57,500          -                 -               -           57,500
   Notes receivable                   100   $ 45,601    $    10,874(b)               -           56,575
   Interest receivable              1,830          -                 -     $    (1,765)              65
   Accounts receivable             57,705          -                 -          (9,109)          48,596

For the year ended
December 31, 1998:

Allowance for uncollectible
 accounts:
   Notes receivable           $    40,293          -                 -         (40,193)             100
   Interest receivable                 35   $  1,795                 -               -            1,830
   Accounts receivable             53,742      3,936                 -               -           57,705


(a) Amount was returned to the previous owner of FBMS under the terms of the rescission agreement.

(b) Amount was reclassified between the allowance for uncollectible interest and accounts receivable.

                                  EQUITEX, INC.
                        UNAUDITED PRO FORMA CONSOLIDATED
                              FINANCIAL INFORMATION

The following unaudited pro forma consolidated statement of operations presents the pro forma consolidated operations of Equitex, Inc. for the year ended December 31, 1998. Because the Company withdrew its election to be a BDC on January 4, 1999, this unaudited pro forma information reflects the 1998 financial information as if the Company was an operating company rather than a BDC for all of 1998. As a result of being an operating company, the 1998 pro forma unaudited financial information is presented on a consolidated basis and includes the accounts of Equitex, Inc., its wholly-owned subsidiary First Teleservices Corporation, which was acquired in August 1998 and two majority-owned subsidiaries, VP Sports, Inc. and Triumph Sports, Inc., which were formed in December 1997 and January 1998, respectively. Pro forma adjustments were made for revaluing certain investments from fair market value to cost, consolidating three entities versus carrying them as investments at fair value, eliminating all intercompany receivables, payables, income and expense, and recording gains and losses on trading securities.

                                  EQUITEX, INC.
                   PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                    YEAR ENDED DECEMBER 31, 1998 (UNAUDITED)
                            (As if operating company)


      Sales, consulting and other fees                        $    574,425
      Interest and dividend income                                   7,052
      Gain (loss) on trading securities                            105,367
                                                              ------------
                                                                   686,844
                                                              ------------
      Cost of goods sold                                           201,898
      Advertising and promotion                                     54,088
      Interest                                                     112,040
      Bad debt expense                                             (34,435)
      Depreciation and amortization                                 37,512
      General and administrative                                 3,178,710
                                                              ------------

                                                                 3,549,813
                                                              ------------
      Loss before minority interest and taxes                   (2,862,969)
      Minority interest in income (loss)                            34,571
                                                              ------------

      Loss before income taxes                                  (2,828,398)
      Provision for income taxes - deferred                        (63,180)
                                                              ------------

      Net loss                                                  (2,891,578)

      Other comprehensive income, net of tax
         Unrealized holding gains on securities arising
          during period                                             2,732
                                                              ------------

      Comprehensive loss                                      $ (2,888,846)
                                                              ============

      Basic and diluted net loss per common share             $      (.65)
                                                              ============

      Weighted average number of common shares outstanding       4,416,988
                                                              ============