Form 10KSB/A
period 1998-12-31
EQUITEX INC
filed 2001-05-16
CIK 716101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A-2
================================================================================
       /X/      ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                For the fiscal year ended: DECEMBER 31, 1998

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

                                  EQUITEX, INC.
                                      INDEX


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

         On December 31, 1998, the Company completed a private placement of an aggregate of 371,000 shares of common stock to 11 accredited investors. The aggregate consideration received was $1,205,750. The Company relied upon the exemptions from registration provided by Sections 4(6) and 4(2) of the Securities Act and Rule 506 promulgated thereunder based upon (i) representations from all of the purchasers of the common stock that they were accredited or sophisticated investors with experience in investing in securities such that they could evaluate the merits and risks related to the Company's securities; (ii) that no general solicitation of the securities was made by the Company; (iii) representations from the purchasers of the common stock to the Company that they were acquiring the securities for its their own accounts and not with a view towards further distribution; (iv) the shares of common stock were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act; (v) the Company placed appropriate restrictive legends on the certificates representing the securities regarding the restricted nature of these securities; and (vi) prior to completion of the transaction, the purchasers of the common stock were informed in writing of the restricted nature of the securities, provided with all information regarding the Company as required under Rule 502 of Regulation D and were given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2001                     EQUITEX, INC.
                                       (Registrant)

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

Date: May 14, 2001                     /S/ HENRY FONG
                                       -----------------------------------
                                       Henry Fong, President,
                                       Treasurer and Director
                                       (Principal Executive, Financial,
                                       and Accounting Officer)

Date: May 14, 2001                     /S/ RUSSELL L. CASEMENT
                                       -----------------------------------
                                       Russell L. Casement, Director

Date: May 14, 2001                     /S/ AARON A. GRUNFELD
                                       -----------------------------------
                                       Aaron A. Grunfeld, Director