Form 10QSB/A
period 1999-03-31
EQUITEX INC
filed 2001-05-16
CIK 716101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A-2

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

                                  EQUITEX, INC.
                                      INDEX


                                                                        PAGE
                                                                        ----
PART II.

Item 2.  Changes in Securities                                           1

         Signatures                                                      4

PART II.  OTHER INFORMATION


Item 2.   Changes in Securities

          On January 4, 1999, the Company issued 900 shares of its Series A Preferred Stock (the "Series A Shares") to The Shaar Fund, Ltd, for aggregate consideration of $900,000. The Series A Shares are convertible without the payment of additional consideration at any time, and from time to time at a conversion price per share of common stock equal to 65% of the then market price of the common stock. The Company also issued to the purchasers of the Series A Shares, warrants to acquire up to 90,000 shares of the Company's common stock at an exercise price of $8.205 per share (the "Series A Warrants"). The Company did not receive any additional consideration for the issuance of the Series A Warrants. The Series A Warrants expire on January 4, 2002.. The Company relied upon the exemptions from registration provided by Sections 4(6) or 4(2) of the Securities Act and Rule 506 promulgated thereunder based upon (i) representations provided by The Shaar Fund, Ltd, that it is an accredited or sophisticated investor with experience in investing in securities such that they could evaluate the merits and risks related to the Company's securities;
          (ii) that no general solicitation of the securities was made by the Company; (iii) the Shaar Fund represented to the Company that it was acquiring the securities for its own account and not with a view towards further distribution; (iv) the Series A Shares and Warrants were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act; (v) the Company placed appropriate restrictive legends on the certificates representing the securities regarding the restricted nature of these securities; and
          (vi) prior to completion of the transaction, the purchasers of the Series A Shares and Warrants were informed in writing of the restricted nature of the securities, provided with all information regarding the Company as required under Rule 502 of Regulation D and were given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations.

          On January 12, 1999, the Company issued 600 shares of its Series B Preferred Stock (the "Series B Shares") to Taurus Enterprises, Thundercloud Corporation, World Capital Funding, LLC, Tabacalera Ltd., Joseph Sloves, and Augustine Fund, LP, for aggregate consideration of $600,000. The Series B Shares are convertible without the payment of additional consideration at any time, and from time to time at a conversion price per share of common stock equal to 65% of the then market price of the common stock. The Company also issued to the purchasers of the Series B Shares, warrants to acquire up to 50,000 shares of the Company's common stock at an exercise price of $10.00 per share and warrants to acquire up to 50,000 shares of the Company's common stock at an exercise price of $8.895 per share (the "Series B Warrants"). The Company did not receive any additional consideration for the issuance of the Series B Warrants. The Series B Warrants expire on January 12, 2002. The Company relied upon the exemptions from registration provided by Sections 4(6) or 4(2) of the Securities Act and Rule 506 promulgated thereunder based upon (i) representations from each of the purchasers of the Series B Shares and Warrants that they are accredited or sophisticated investors with experience in investing in securities such that they could evaluate the merits and risks related to the Company's securities; (ii) that no general solicitation of the securities was made by the Company; (iii) the purchasers of the Series B Shares and Warrants represented to the Company that they were acquiring the securities for their own account and not with a view towards further distribution; (iv) the Series B Shares and Warrants were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act; (v) the Company placed appropriate restrictive legends on the certificates representing the securities regarding the restricted nature of these securities; and (vi) prior to completion of the transaction, the purchasers of the Series B Shares and Warrants were informed in writing of the restricted nature of the securities, provided with all information regarding the Company as required under Rule 502 of Regulation D and were given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations.

          On February 4, 1999, the Company issued 600 shares of its Series C Preferred Stock (the "Series C Shares") to The Shaar Fund, Ltd, for aggregate consideration of $600,000. The Series C Shares are convertible without the payment of additional consideration at any time, and from time to time at a conversion price per share of common stock equal to 65% of the then market price of the common stock. The Company also issued to the purchaser of the Series C Shares, warrants to acquire up to 60,000 shares of the Company's common stock at an exercise price of $11.73 per share (the "Series C Warrants"). The Company did not receive any additional consideration for the issuance of the Series C Warrants. The Series C Warrants expire on February 4, 2002.. The Company relied upon the exemptions from registration provided by Sections 4(6) or 4(2) of the Securities Act and Rule 506 promulgated thereunder based upon (iii) the Shaar Fund represented to the Company that it was acquiring the securities for its own account and not with a view towards further distribution; (iv) the Series C Shares and Warrants were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act; (v) the Company placed appropriate restrictive legends on the certificates representing the securities regarding the restricted nature of these securities; and (vi) prior to completion of the transaction, the purchasers of the Series A Shares and Warrants were informed in writing of the restricted nature of the securities, provided with all information regarding the Company as required under Rule 502 of Regulation D and were given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations.

          On December 1, 1998, the Company issued 20,000 shares of its common stock to World Capital Funding, LLC ("World Capital"), in consideration for consulting services provided to the Company in connection with the sales of the Series A, Series B and Series C Shares discussed above. World Capital did not act as an underwriter or placement agent for the Company. The Company valued the services performed by World Capital at $200,000. The Company relied upon the exemptions from registration provided by Sections 4(6) or 4(2) of the Securities Act and Rule 506 promulgated thereunder based upon (i) representations from World Capital that it is an accredited or sophisticated investor with experience in investing in securities such that it could evaluate the merits and risks related to the Company's securities; (ii) that no general solicitation of the securities was made by the Company; (iii) World Capital represented to the Company that it was acquiring the securities for its own account and not with a view towards further distribution; (iv) the warrants were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act; (v) the Company placed appropriate restrictive legends on the certificates representing the common stock regarding the restricted nature of these securities; and
          (vi) prior to completion of the transaction, World Capital was informed in writing of the restricted nature of the securities, provided with all information regarding the Company as required under Rule 502 of

          Regulation D and were given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations.

          On February 15, 1999, the Company issued 48,688 shares of common stock to Jeffrey I. Werbalowsky, a note holder, in exchange of the remaining principal balance, any accrued but unpaid interest, and any other right, title or interest in, to or concerning the promissory note dated September 15, 1998. The aggregate value of consideration received by the Company for the debt conversion was $158,236. The Company relied upon the exemptions from registration provided by Sections 4(6) and 4(2) of the Securities Act and Rule 506 promulgated thereunder based upon (i) representations from the purchaser of the common stock that he was an accredited or sophisticated investor with experience in investing in securities such that they could evaluate the merits and risks related to the Company's securities; (ii) that no general solicitation of the securities was made by the Company; (iii) Mr. Werbalowsky represented to the Company that he was acquiring the securities for his own account and not with a view towards further distribution; (iv) the shares of common stock were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act;(v) the Company placed appropriate restrictive legends on the certificates representing the securities regarding the restricted nature of these securities; and (vi) prior to completion of the transaction, the purchaser of the common stock was informed in writing of the restricted nature of the securities, provided with all information regarding the Company as required under Rule 502 of Regulation D and were given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations.

          On March 11, 1999, the Company completed a private placement of an aggregate of 330,312 shares of common stock to 15 accredited investors. The aggregate consideration received was $1,073,514. The Company relied upon the exemptions from registration provided by Sections 4(6) and 4(2) of the Securities Act and Rule 506 promulgated thereunder based upon (i) representations from all of the purchasers of the common stock that they were accredited or sophisticated investors with experience in investing in securities such that they could evaluate the merits and risks related to the Company's securities; (ii) that no general solicitation of the securities was made by the Company; (iii) representations from the purchasers of the common stock to the Company that they were acquiring the securities for its their own accounts and not with a view towards further distribution; (iv) the shares of common stock were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act; (v) the Company placed appropriate restrictive legends on the certificates representing the securities regarding the restricted nature of these securities; and (vi) prior to completion of the transaction, the purchasers of the common stock were informed in writing of the restricted nature of the securities, provided with all information regarding the Company as required under Rule 502 of Regulation D and were given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations.

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


Date: May 14, 2001