Form 10-K/A
period 1999-12-31
EQUITEX INC
filed 2001-05-16
CIK 716101

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-K/A-2

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

Documents incorporated by reference: NO

                                  EQUITEX, INC.
                                      INDEX


                                                                        PAGE
                                                                        ----
PART II.

Item 5.  Market for Registrant's Common Equity
           and Related Stockholder Matters                               1

         Signatures                                                      7

PART IV.

Item 14. Financial statements                                            8

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(d) Recent sales of unregistered securities

         On August 13, 1998, the Company issued 625,000 shares of its common stock to the shareholders of First Teleservices Corp. in exchange for all of the issued and outstanding common stock of First Teleservices Corp. The Company valued the shares issued in this transaction at an aggregate amount of $565,639. The Company relied upon the exemptions from registration provided by Sections 3(b) or 4(2) of the Securities Act and Rules 505 and 506 promulgated thereunder based upon (i) representations from each of the shareholders of First Teleservices Corp. that they are accredited or sophisticated investors with experience in investing in securities such that they could evaluate the merits and risks related to the Company's securities; (ii) that no general solicitation of the securities was made by the Company; were informed in writing of the restricted nature of the securities, provided with all information regarding the Company as required under Rule 502 of Regulation D and were given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations. the securities issued to the shareholders of First Teleservices Corp. were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act; (iv) the Company placed appropriate restrictive legends and stop transfer instructions with its transfer agent regarding the restricted nature of these securities; and (v) prior to completion of the transaction, the First Teleservices Corp. shareholders were informed in writing of the restricted nature of the securities, provided with all information regarding the Company as required under Rule 502 of Regulation D and were given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations. The Company did not pay any fees or commissions to third parties with respect to this transaction.

         On April 8, 1999, the Company issued 145,788 shares of its common stock to holders of the Company's Series A Convertible Preferred Stock (the "Series A Shares") upon conversion of 900 Series A Shares. Under the terms of the Series A Shares, conversion does not require the payment of any consideration. The Company relied upon the exemption provided under Section 3(a)(9) of the Securities Act for the issuance of the common stock upon conversion, based upon the following factors: (i) the Company was the issuer of the Series A Shares and the common stock issued upon conversion; (ii) the conversion right is only available to holders of the Series A Shares; (iii) no additional consideration was paid to the Company by the holders of the Series A Shares to complete the conversion, nor were the terms of the Series A Shares modified to provide for the conversion; and (iv) no commission or other remuneration was paid in connection with the conversion.

         On April 8, 1999, the Company issued 77,941 shares of its common stock to holders of the Company's Series B Convertible Preferred Stock (the "Series B Shares") upon conversion of 600 Series B Shares. Under the terms of the Series B Shares, conversion does not require the payment of any consideration. The Company relied upon the exemption provided under Section 3(a)(9) of the Securities Act for the issuance of the common stock upon conversion, based upon the following factors: (i) the Company was the issuer of the Series B Shares and the common stock issued upon conversion; (ii) the conversion right is only available to holders of the Series B Shares; (iii) no additional consideration was paid to the Company by the holders of the Series B Shares to complete the conversion, nor were the terms of the Series B Shares modified to provide for the conversion; and (iv) no commission or other remuneration was paid in connection with the conversion.

         On April 8, 1999, the Company issued 96,799 shares of its common stock to holders of the Company's Series C Convertible Preferred Stock (the "Series C Shares") upon conversion of 600 Series C Shares. Under the terms of the Series C Shares, conversion does not require the payment of any consideration. The Company relied upon the exemption provided under Section 3(a)(9) of the Securities Act for the issuance of the common stock upon conversion, based upon the following factors: (i) the Company was the issuer of the Series C Shares and the common stock issued upon conversion; (ii) the conversion right is only available to holders of the Series C Shares; (iii) no additional consideration was paid to the Company by the holders of the Series C Shares to complete the conversion, nor were the terms of the Series C Shares modified to provide for the conversion; and (iv) no commission or other remuneration was paid in connection with the conversion.

         On April 19, 1999, the Company issued 50,000 shares of its common stock to Quest Capital upon the exercise of warrants issued to Quest. The aggregate consideration received by the Company upon exercise was $187,500. The Company relied upon the exemptions from registration provided by Sections 4(6) or 4(2) of the Securities Act and Rule 506 promulgated thereunder based upon (i) representations provided by Quest at the time of exercise that it was an accredited investor; (ii) that no general solicitation of the securities was made by the Company; (iii) the securities issued upon exercise of the warrants were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act, however, because the securities were registered for resale by Quest pursuant to an effective registration statement, no restrictive legend was placed on the certificates or stop transfer instructions noted by the Company's transfer agent; (vi) written representations by Quest to the Company that it would comply with the manner of sale provisions described in the registration statement covering its resale of the securities and (vii) prior to completion of the transaction, Quest was provided with all information regarding the Company as required under Rule 502 of Regulation D and was given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations. The Company did not pay any fees or commissions to third parties with respect to this transaction.

         On April 19, 1999, the Company issued 40,000 shares of its common stock to the holders of its outstanding Series B Warrants, upon the exercise of 40,000 of those warrants. The aggregate consideration received by the Company upon exercise was $335,800. The Company relied upon the exemptions from registration provided by Sections 4(6) or 4(2) of the Securities Act and Rule 506 promulgated thereunder based upon (i) representations provided by the warrant holders at the time of exercise that they were accredited investors; (ii) that no general solicitation of the securities was made by the Company; (iii) the securities issued upon exercise of the warrants were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act, however, because the securities were registered for resale by the holders of the Series B Warrants pursuant to an effective registration statement, no restrictive legend was placed on the certificates or stop transfer instructions noted by the Company's transfer agent; (vi) written representations by the holders of the Series B Warrants to the Company that they would comply with the manner of sale provisions described in the registration statement covering their resale of the securities; and (vii) prior to completion of the transaction, the holders of the warrants were provided with all information regarding the Company as required under Rule 502 of Regulation D and were given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations. The Company did not pay any fees or commissions to third parties with respect to this transaction.

         On April 23, 1999, the Company issued 90,000 shares of its common stock to the holders of its outstanding Series A Warrants, upon the exercise of 90,000 of those warrants. The aggregate consideration received by the Company upon exercise was $738,450. The Company relied upon the exemptions from registration provided by Sections 4(6) or 4(2) of the Securities Act and Rule 506 promulgated thereunder based upon (i) representations provided by the warrant holders at the time of exercise that they were accredited investors; (ii) that no general solicitation of the securities was made by the Company; (iii) the securities issued upon exercise of the warrants were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act however, because the securities were registered for resale by the holders of the Series A Warrants, pursuant to an effective registration statement, no restrictive legend was placed on the certificates or stop transfer instructions noted by the Company's transfer agent; (vi) written representations by the holders of the Series A Warrants to the Company that they would comply with the manner of sale provisions described in the registration statement covering their resale of the securities; and (vii) prior to completion of the transaction, the holders of the warrants were provided with all information regarding the Company as required under Rule 502 of Regulation D and were given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations. The Company did not pay any fees or commissions to third parties with respect to this transaction.

         On April 23, 1999, the Company issued 20,000 shares of its common stock to Alan Gainsford upon the exercise of warrants issued to Mr. Gainsford. The aggregate consideration received by the Company upon exercise was $145,000. The Company relied upon the exemptions from registration provided by Sections 4(6) or 4(2) of the Securities Act and Rule 506 promulgated thereunder based upon (i) representations provided by Mr. Gainsford at the time of exercise that he was an accredited investor; (ii) that no general solicitation of the securities was made by the Company; (iii) the securities issued upon exercise of the warrants were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act, however, because the securities were registered for resale by Mr. Gainsford pursuant to an effective registration statement, no restrictive legend was placed on the certificates or stop transfer instructions noted by the Company's transfer agent; (vi) written representations by Mr. Gainsford to the Company that he would comply with the manner of sale provisions described in the registration statement covering his resale of the securities; and (vii) prior to completion of the transaction, Mr. Gainsford was provided with all information regarding the Company as required under Rule 502 of Regulation D and was given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations. The Company did not pay any fees or commissions to third parties with respect to this transaction.

         On April 27, 1999, the Company issued 60,000 shares of its common stock to the holders of its outstanding Series C Warrants, upon the exercise of 60,000 of those warrants. The aggregate consideration received by the Company upon exercise was $703,800. The Company relied upon the exemptions from registration provided by Sections 4(6) or 4(2) of the Securities Act and Rule 506 promulgated thereunder based upon (i) representations provided by the warrant holders at the time of exercise that they are accredited investors; (ii) that no general solicitation of the securities was made by the Company; (iii) the securities issued upon exercise of the warrants were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act, however, because the securities were registered for resale by the holders of the Series C Warrants pursuant to an effective registration statement, no restrictive legend was placed on the certificates or stop transfer instructions noted by the Company's transfer agent; (vi) written representations by the holders of the Series C Warrants to the Company that they would comply with the manner of sale provisions described in the registration statement covering their resale of the securities; and (vii) prior to completion of the transaction, the holders of the warrants were provided with all information regarding the Company as required under Rule 502 of Regulation D and were given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations. The Company did not pay any fees or commissions to third parties with respect to this transaction.

         On May 6, 1999, the Company issued 20,000 shares of its common stock to Alan Gainsford upon the exercise of warrants issued to Mr. Gainsford. The aggregate consideration received by the Company upon exercise was $145,000. The Company relied upon the exemptions from registration provided by Sections 4(6) or 4(2) of the Securities Act and Rule 506 promulgated thereunder based upon (i) representations provided by Mr. Gainsford at the time of exercise that he is an accredited investor; (ii) that no general solicitation of the securities was made by the Company; (iii) the securities issued upon exercise of the warrants were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act, however, because the securities were registered for resale by Mr. Gainsford pursuant to an effective registration statement, no restrictive legend was placed on the certificates or stop transfer instructions noted by the Company's transfer agent; (vi) written representations by Mr. Gainsford to the Company that he would comply with the manner of sale provisions described in the registration statement covering his resale of the securities; and (vii) prior to completion of the transaction, Mr. Gainsford was provided with all information regarding the Company as required under Rule 502 of Regulation D and was given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations. The Company did not pay any fees or commissions to third parties with respect to this transaction.

         On May 19, 1999, the Company issued 22,500 shares of its common stock to Alan Gainsford upon the exercise of warrants issued to Mr. Gainsford. The aggregate consideration received by the Company upon exercise was $163,125. The Company relied upon the exemptions from registration provided by Sections 4(6) or 4(2) of the Securities Act and Rule 506 promulgated thereunder based upon (i) representations provided by Mr. Gainsford at the time of exercise that he is an accredited investor; (ii) that no general solicitation of the securities was made by the Company; (iii) the securities issued upon exercise of the warrants were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act, however, because the securities were registered for resale by Mr. Gainsford pursuant to an effective registration statement, no restrictive legend was placed on the certificates or stop transfer instructions noted by the Company's transfer agent; (vi) written representations by Mr. Gainsford to the Company that he would comply with the manner of sale provisions described in the registration statement covering his resale of the securities; and (vii) prior to completion of the transaction, Mr. Gainsford was provided with all information regarding the Company as required under Rule 502 of Regulation D and was given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations. The Company did not pay any fees or commissions to third parties with respect to this transaction.

         On July 7, 1999, the Company issued 35,000 shares of its common stock to Jeffrey Werbalowsky upon the exercise of warrants issued to Mr. Werbalowsky. The aggregate consideration received by the Company upon exercise was $253,750. The Company relied upon the exemptions from registration provided by Sections 4(6) or 4(2) of the Securities Act and Rule 506 promulgated thereunder based upon (i) representations provided by Mr. Werbalowsky at the time of exercise that he is an accredited investor; (ii) that no general solicitation of the securities was made by the Company; (iii) the securities issued upon exercise of the warrants were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act, however, because the securities were registered for resale by Mr. Werbalowsky pursuant to an effective registration statement, no restrictive legend was placed on the certificates or stop transfer instructions noted by the Company's transfer agent; (vi) written representations by Mr. Werbalowsky to the Company that he would comply with the manner of sale provisions described in the registration statement covering his resale of the securities; and (vii) prior to completion of the transaction, Mr. Werbalowsky was provided with all information regarding the Company as required under Rule 502 of Regulation D and was given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations. The Company did not pay any fees or commissions to third parties with respect to this transaction.

         On August 23, 1999, the Company issued 250 shares of its Series E Convertible Preferred Stock (the "Series E Shares") to the shareholders of First Bankers Mortgage Services, Inc. ("First Bankers"), in exchange for all of the issued and outstanding common stock of First Bankers. The Company valued the shares issued in this transaction at an aggregate amount of $2,531,000. Each Series E Share automatically converts, without the payment of additional consideration, into 1,000 shares of the Company's common stock upon the approval by the Company's shareholders of an increase in the number authorized shares of the Company's common stock. The Company relied upon the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder based upon (i) representations from each of the shareholders of First Bankers that they are accredited or sophisticated investors with experience in investing in securities such that they could evaluate the merits and risks related to the Company's securities; (ii) that no general solicitation of the securities was made by the Company; (iii) each of the First Bankers shareholders represented to the Company that they were acquiring the shares for their own account and not with a view towards further distribution; (iv) the securities issued to the shareholders of First Bankers. were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act; (v) the Company placed appropriate restrictive legends and stop transfer instructions with its transfer agent regarding the restricted nature of these securities; and (vi) prior to completion of the transaction, the First Bankers shareholders were informed in writing of the restricted nature of the securities, provided with all information regarding the Company as required under Rule 502 of Regulation D and were given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations. The Company did not pay any fees or commissions to third parties with respect to this transaction.

         On August 27, 1999, the Company sold 3,500 shares of its Series D 6% Convertible Preferred Stock (the "Series D Shares") to The Shaar Fund Ltd, for aggregate consideration of $3,500,000. Of the aggregate gross proceeds, $2,300,000 has been placed into escrow along with 2,300 Series D Shares to be released upon satisfaction of certain conditions, including an increase in the number of authorized common shares of the company from 7,500,000 to 50,000,000. The Series D Shares are convertible without the payment of additional consideration at any time, and from time to time at a conversion price per share of common stock equal to 65% of the then market price of the common stock. The Company relied upon the exemptions from registration provided by Sections 4(6) or 4(2) of the Securities Act and Rule 506 promulgated thereunder based upon (i) representations from each of the purchasers of the Series D Shares accredited or sophisticated investors with experience in investing in securities such that they could evaluate the merits and risks related to the Company's securities;
(ii) that no general solicitation of the securities was made by the Company;
(iii) representations form the Shaar Fund that it was acquiring the securities for its own account and not with a view towards further distribution; (iv) the Series D Shares were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act; (v) the Company placed appropriate restrictive legends on the certificates representing the securities regarding the restricted nature of these securities; and (vi) prior to completion of the transaction, the purchasers of the Series D Shares were informed in writing of the restricted nature of the securities, provided with all information regarding the Company as required under Rule 502 of Regulation D and were given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations.

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