Form 10-Q/A
period 2000-09-30
EQUITEX INC
filed 2001-05-16
CIK 716101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


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

                           PART II. OTHER INFORMATION

Item 2.       Changes in Securities

On September 6, 2000, the Company issued 31,250 shares of its Series F 6% Convertible Preferred Stock (the "Series F Shares") to The Shaar Fund Ltd, as an introduction fee for introducing the Company to Meridian Residential Group, Inc. ("Meridian"). The Shaar Fund performed no other services in connection with the acquisition of Meridian. The Series F Shares are convertible into shares of common stock any time and from time to time at the option of the holder until March 7, 2004, at a conversion price of $7.00 per share. On March 7, 2004, all remaining Series F Shares shall be automatically converted into shares of common stock. To the extent that the holders of the Series F Shares realize proceeds from the sale of the shares of common stock received upon conversion in an amount that is less than conversion price, the Company has agreed to issue the holders additional shares of our common stock having a market value equal to any such deficiency. The Company relied upon the exemptions from registration provided by Sections 4(6) or 4(2) of the Securities Act and Rule 506 promulgated thereunder based upon (i) representations from the Shaar Fund that it is an accredited or sophisticated investor with experience in investing in securities such that it could evaluate the merits and risks related to the Company's securities; (ii) that no general solicitation of the securities was made by the Company; (iii) the Shaar Fund represented to the Company that it was acquiring the securities for its own account and not with a view towards further distribution; (iv) the Series F Shares were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act; (v) the Company placed appropriate restrictive legends on the certificates representing the securities regarding the restricted nature of these securities; and (vi) prior to completion of the transaction, the purchasers of the Series F Shares were informed in writing of the restricted nature of the securities, provided with all information regarding the Company as required under Rule 502 of Regulation D and were given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations.

On September 6, 2000, the Company sold 1,300 shares of its Series G 6% Convertible Preferred Stock (the "Series G Shares") to The Shaar Fund Ltd, for aggregate consideration of $1,300,000. The Series G Shares are convertible without the payment of additional consideration at any time, and from time to time, at a conversion price per share equal to the lesser of $6.50 or 65% of the average closing bid price of the Company's common stock. All outstanding Series G Shares shall be automatically converted into common stock on August 31, 2003. The Company relied upon the exemptions from registration provided by Sections 4(6) or 4(2) of the Securities Act and Rule 506 promulgated thereunder based upon (i) representations from each of the purchasers of the Series G Shares accredited or sophisticated investors with experience in investing in securities such that they could evaluate the merits and risks related to the Company's securities; (ii) that no general solicitation of the securities was made by the Company; (iii) the Series G Shares were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act; (iv) the Company placed appropriate restrictive legends on the certificates representing the securities regarding the restricted nature of these securities; and (v) prior to completion of the transaction, the purchasers of the Series G Shares were provided with all information regarding the Company as required under Rule 502 of Regulation D and were given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations.

On September 7, 2000, the Company issued 425,000 shares of its Series F Shares in consideration for the acquisition of all of the issued and outstanding common stock of the Meridian Residential Group, Inc. ("Meridian"). The aggregate value of the Series F Shares issued was $2,763,000. The Company also issued 35,000 shares of Series F Shares valued at $228,000 as additional consideration for costs of the acquisition. The aggregate value of the Series F Shares issued was $2,991,000. The Series F Shares are convertible into shares of common stock any time and from time to time at the option of the holder until March 7, 2004, at a conversion price of $7.00 per share. On March 7, 2004, all remaining Series F Shares shall be automatically converted into shares of common stock. To the extent that the holders of the Series F Shares realize proceeds from the sale of the shares of common stock received upon conversion in an amount that is less than conversion price, the Company has agreed to issue the holders additional shares of our common stock having a market value equal to any such deficiency. The Company relied upon the exemptions from registration provided by Sections 4(6) or 4(2) of the Securities Act and Rule 506 promulgated thereunder based upon (i) representations from each of the Meridian shareholders that they are an accredited or sophisticated investor with experience in investing in securities such that they could evaluate the merits and risks related to the Company's securities; (ii) that no general solicitation of the securities was made by the Company; (iii) the Series F Shares were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act; (iv) the Company placed appropriate restrictive legends on the certificates representing the securities regarding the restricted nature of these securities; and (v) prior to completion of the transaction, the shareholders of Meridian were provided with all information regarding the Company as required under Rule 502 of Regulation D and were given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations.

On September 21, 2000, the Company issued 3,750 Series F Shares to Fred LeBaron, an attorney, in exchange for legal services valued at $30,000. The services were performed in connection with the acquisition of Meridian. The Series F Shares are convertible into shares of common stock any time and from time to time at the option of the holder until March 7, 2004, at a conversion price of $7.00 per share. On March 7, 2004, all remaining Series F Shares shall be automatically converted into shares of common stock. To the extent that the holders of the Series F Shares realize proceeds from the sale of the shares of common stock received upon conversion in an amount that is less than conversion price, the Company has agreed to issue the holders additional shares of our common stock having a market value equal to any such deficiency. The Company relied upon the exemptions from registration provided by Sections 4(6) or 4(2) of the Securities Act and Rule 506 promulgated thereunder based upon (i) representations from Mr. LeBaron that he is an accredited or sophisticated investor with experience in investing in securities such that he could evaluate the merits and risks related to the Company's securities; (ii) that no general solicitation of the securities was made by the Company; (iii) Mr. LeBaron represented to the Company that he was acquiring the securities for his own account and not with a view towards further distribution; (iv) the Series F Shares were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities

Act; (iv) the Company placed appropriate restrictive legends on the certificates representing the securities regarding the restricted nature of these securities; and (v) prior to completion of the transaction, Mr. LeBaron was informed in writing of the restricted nature of the securities, provided with all information regarding the Company as required under Rule 502 of Regulation D and was given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Equitex, Inc.
                                       (Registrant)



Date: May 14, 2001                     By:/s/ Henry Fong
                                          --------------------------------------
                                          Henry Fong
                                          President, Treasurer and
                                          Chief Financial Officer