Form 10-K/A
period 2000-12-31
EQUITEX INC
filed 2001-05-16
CIK 716101

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

Documents incorporated by reference: YES

                                  EQUITEX, INC.
                                      INDEX


                                                                        PAGE
                                                                        ----
PART II.

Item 6.  Selected Financial Data                                         1

Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                    2

         Signatures                                                     10

PART IV.

Item 14. Financial statements                                           11

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


--------------------------------------------- ---------------- -----------------
                                                   2000              1999
--------------------------------------------- ---------------- -----------------
Revenues                                           $2,869,291        $2,340,175
--------------------------------------------- ---------------- -----------------
Net loss                                          (12,499,401)       (7,716,559)
--------------------------------------------- ---------------- -----------------
Net loss applicable to common stockholders        (13,749,401)      (10,985,572)
--------------------------------------------- ---------------- -----------------
Basic & diluted net loss per common share              ($1.93)           ($1.64)
--------------------------------------------- ---------------- -----------------
Total assets                                       $9,431,627       $41,744,937
--------------------------------------------- ---------------- -----------------
Total long-term liabilities                            79,627                 0
--------------------------------------------- ---------------- -----------------
Redeemable preferred stock                          1,536,000                 0
--------------------------------------------- ---------------- -----------------
Cash dividends                                              0                 0
--------------------------------------------- ---------------- -----------------

--------------------------------------------- ---------------- ----------------- ----------------
                                                   1998              1997             1996
--------------------------------------------- ---------------- ----------------- ----------------
Revenues                                             $447,840          $378,391         $632,765
--------------------------------------------- ---------------- ----------------- ----------------
Realized gain from sales of investments             1,108,340         1,003,951        1,226,190
--------------------------------------------- ---------------- ----------------- ----------------
Net investment (loss) and realized gain on           (925,245)         (401,649)          639,874
investments after income taxes
--------------------------------------------- ---------------- ----------------- ----------------
Increase (decrease) in unrealized                  (1,056,054)       (3,521,718)      (5,206,732)
appreciation on investments net of deferred
income taxes
--------------------------------------------- ---------------- ----------------- ----------------
Net increase (decrease) in net assets             $(1,981,299)      $(3,923,367)     $(4,566,858)
resulting from operations
--------------------------------------------- ---------------- ----------------- ----------------
Net increase (decrease) in net assets                  $(0.45)           $(1.25)          $(1.42)
resulting from operation per share
--------------------------------------------- ---------------- ----------------- ----------------
Total assets                                       $5,859,075        $5,038,425      $10,478,003
--------------------------------------------- ---------------- ----------------- ----------------
Total long-term liabilities                                 0                 0                0
--------------------------------------------- ---------------- ----------------- ----------------
Cash dividends                                              0                 0                0
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

(a)Liquidity and Capital Resources.

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

At December 31, 2000, the Registrant had a cash position on a consolidated basis of $337,234. Cash flows provided by operating activities in 2000 increased to $14,390,665 from cash used in operating activities of $(4,259,338) in 1999. The operations and rescission of First Bankers Mortgage Services, Inc. ("FBMS") contributed significantly to this change, which is not indicative of the Registrant's expectations in either the short or long-term. A significant portion of this change was the decrease in mortgage loans held for sale and decrease in accounts payable and accrued liabilities aggregating $17,928,881, which was related to the restructuring and subsequent rescission of FBMS. The Registrant does not expect this trend to continue in the future as the Registrant's mortgage operations utilize the table funding method for loans and no longer carry warehouse lines of credit, thus minimizing mortgage loans held for sale. Also of note were the loss on FBMS rescission and unusual gain on subsidiary stock transaction which are non-recurring items not expected to affect future cash flow. On a short-term basis, until such time as the acquisitions of Key Financial Systems and Nova Financial transactions are complete, the Registrant anticipates negative liquidity from operations. However, the Registrant expects the operations of Key Financial Systems and Nova Financial will positively affect the long-term liquidity prospects for the Registrant given their historical operating profitability.

Cash flows used in investing activities was $(3,130,877) in 2000 as compared to $(4,901,137) in 1999. The significantly higher capital expenditures in 1999 were the result of cash paid for the acquisition of FBMS and the issuances of loans and notes receivable that did not occur in 2000. These were offset by purchases of furniture, fixtures and equipment related to the acquisition of the Meridian Residential Group. Cash flows from investing activities will be significantly affected by the proposed acquisitions of Key Financial Systems and Nova Financial Systems should those acquisitions be completed during 2001.

Cash flows used in financing activities were $(11,706,160) in 2000 versus cash provided by financing activities of $9,911,591 in 1999. Warehouse loans and other notes payable of $(16,655,458) significantly affected the Registrant's financing activities during 2000. This is a non-recurring item related to the FBMS mortgage lending activities and as a result of the rescission, is not expected to affect future periods. As in previous periods, the Registrant financed its acquisitions and provided additional cash for operations through the sale of equity securities in both years 2000 and 1999. The Registrant expects this trend to continue in the short-term as the Registrant works to complete the acquisitions of Key Financial Systems and Nova Financial Systems in which the agreements require approximately $5,000,000 in cash. The Registrant presently anticipates this will be financed through a private placement of equity securities. Sales of equity securities could also continue in the long-term as certain of the Registrant's options, warrants and preferred securities that are convertible into common stock may not be converted during the year 2001, thus carrying-over for possible conversion in the year 2002.

For the year 2001, the Registrant, prior to consolidation of any subsidiaries, anticipates that its liquidity and capital resources are sufficient to fund its operations as it works toward completing its acquisitions of Key Financial Services and Nova Financial Services. In the short-term, over the next twelve months, the Registrant believes it will be able to meet its liquidity needs through one or more of the following: the sale of certain portfolio securities remaining from the Registrant's BDC operations; the sale of equity securities which may cause further dilution to the Registrant's stockholders; and possibly through borrowings from related and/or third parties.

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

On August 23, 1999, the Registrant acquired FBMS a mortgage banking company headquartered in Ft. Lauderdale, Florida in exchange for 250 shares of the Registrant's Series E Convertible Preferred Stock. In September 1999, the Registrant transferred all outstanding shares of FBMS to its then wholly owned subsidiary, nMortgage, Inc. On August 15, 2000, the Registrant reached an agreement to rescind the acquisition of FBMS, effective June 28, 2000. Under the terms of the agreement, all assets and liabilities of FBMS were returned to the previous owner effective June 28, 2000. As a result of the rescission, nMortgage retained certain technological rights which were developed after August 23, 1999 and funded by the Registrant's investment. These technological rights are valued at approximately $2.1 million, net of accumulated depreciation, at December 31, 2000. Also as part of the agreement and rescission, the Registrant has agreed to issue up to 50 additional shares of its Series E Convertible Preferred Stock related to performance conditions under the terms of the acquisition that were satisfied prior to the rescission, bringing the total Series E shares outstanding to 300. As a result of the rescission, the Registrant divested itself of the assets, liabilities and operations of FBMS as of June 28, 2000 and the Registrant's investment in FBMS was written-off as of June 28, 2000 resulting in a loss of $3,979,000.

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

(b) Results of operations.

Because of the fundamental change in the Registrant's operations and financial presentation for 1999 and beyond, the comparison to prior years is difficult. As a result, the discussion and analysis of the Registrant's results of operations contain year over year financial comparisons for the years ended December 31, 2000 and 1999, while any comparisons to 1998 have been analyzed with a view toward the Registrant's current and future business operations. The Registrant's operations are divided into segments consisting of: financial services which includes the operations of FBMS, nMortgage and Meridian Services; sporting goods/product related which includes the operations of Triumph and VP Sports; and corporate activities which includes the Registrant prior to consolidation.

REVENUES: Consolidated revenues for the year ended December 31, 2000 were $2,869,291 as compared to $2,340,175 for the Registrant and its subsidiaries for the year ended December 31, 1999. Revenues for the Registrant as a BDC were $447,840 in the year ended December 31, 1998.

                             NET REVENUES BY SEGMENT

                                           2000                  1999
                                           ----                  ----
                                              Percent               Percent
Segment                             Amount    of Total    Amount    of Total
Financial services                $2,487,922      87%   $1,547,754      66%
Sporting goods/product related       376,394      13%      738,456      32%
Corporate activities                   4,975       -%       53,965       2%
                                  ----------  -------   ----------  -------
                                  $2,869,291     100%    2,340,175     100%
                                  ----------  -------   ----------  -------

Financial Services Segment
--------------------------
Financial services sales increased by $940,168 or approximately 61%. The increase included the effect of the acquisition of the Meridian Residential Group which was acquired in September 2000, and which had revenues of $880,083. Excluding this acquisition, revenues would have increased by approximately 4% for the financial services segment. nMortgage revenues increased by $60,564 in 2000 over 1999 as a result of increased consulting services performed. During 2000, nMortgage continued to implement changes in its operations, most notably the rescission of FBMS and the corresponding loss of mortgage origination revenue. During the second quarter of 2000, nMortgage transitioned from warehouse funding to table funding a majority of its mortgage loans. As a result of this change, nMortgage consolidated its operations and decreased its operating overhead resulting in certain write-offs and severance costs during the first six months of the year. Given these operational changes, nMortgage experienced an overall decrease in loan originations during the period both in the quarter ended June 30, 2000 as it changed its loan funding method, and in the quarter ended September 30, 2000 as it ceased operations following the FBMS rescission. The Registrant anticipates a further increase in consulting services for 2001.

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

FBMS revenues of $1,433,475 in 2000 (through June 28, 2000) were comprised of secondary marketing of $871,134, loan production and processing of $293,065 and interest and dividend income of $269,276. For FBMS 1999 (from August 1999 when

FBMS was acquired) revenues of $1,497,754 consisted of secondary marketing of $395,034, loan production and processing of $302,811 and interest income of $799,909.

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

Sporting Goods Segment
----------------------
Triumph sales decreased by $362,062 in 2000 compared to 1999. The decrease is attributable to a sale of one of the Registrant's retail locations in January 2000; this location accounted for sales of $293,859 in 1999. Additionally, another store was closed in November 2000, and the Company plans on closing one more location at the end of the first quarter 2001, further reducing overhead costs. For the remainder of 2001, the Company plans on operating its two GNC franchised stores, which accounted for sales of $185,768 in 2000. Additionally, as a result of losses incurred in both 1999 and 2000, Triumph has replaced its senior management in charge of store operations and instituted tighter inventory and sales audit controls while installing point-of-sale computer systems to aid in inventory tracking. These initiatives will allow Triumph to concentrate its efforts on the two remaining GNC franchised stores and focus on a return to profitability.

Corporate Segment
-----------------
The Registrant's revenues for the years ended December 31, 2000 and 1999 on a stand-alone basis consisted primarily of interest income related to certain short-term loans to non-affiliated entities. Revenues decreased approximately 91% to of $4,975 as compared to $53,965 in 1999. As a holding company, the Registrant has no significant sources of revenue other than those of its operating subsidiaries. During both 1999 and 2000, the Registrant partially funded its operations from the sales of certain investments, which is considered other income not revenue. For the year 2001, the Registrant anticipates it will continue to divest certain of its investments to cover its operating overhead as it continues to work toward completion of its contemplated acquisition and merger transactions.

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

             SELLING, GENERAL AND ADMINISTRATIVE EXPENSE BY SEGMENT

Segment                                          2000           1999
-------                                          ----           ----
Financial services                            $6,049,567     $4,118,100
Sporting Goods/product related                   543,393        592,616
Corporate activities                           1,839,850      1,539,649
                                              ----------     ----------
                                              $8,432,810     $6,250,365
                                              ----------     ----------

Financial Services Segment
--------------------------
Financial services other selling, general and administrative expenses increased by $1,931,467 or by 47% for 2000 compared to 1999. The increase included the effect of the acquisition of Meridian in September 2000 which had selling, general and administrative expenses of $848,550.

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

Sporting Goods Segment
----------------------
Triumph's other selling, general and administrative expenses were $543,393 and $592,616 during 2000 and 1999, respectively. These amounts are attributable to the operation of the company's retail stores during 2000 and 1999, respectively, and experienced little change.

Corporate Segment
-----------------
The Registrant's other selling, general and administrative expenses on a stand alone basis accounted for $1,839,850 in the year 2000 as compared to $1,539,649 in the year 1999. These amounts relate to operation of the holding company during both periods most notably legal and accounting expense which increased slightly for the year 2000 due in part to the Registrant's merger and acquisition activities.

LOSS ON FBMS RESCISSION: The Registrant's subsidiary, nMortgage, in connection with the June 28, 2000 FBMS rescission and divestiture recorded a loss of $3,979,000 in 2000.

IMPAIRMENT LOSSES: At December 31, 2000, management's assessment of website development costs for impairment indicated that the carrying value of $2,083,000 had been impaired. As a result, the Registrant recorded a charge of $353,000 during 2000. The Company also recorded a $454,250 impairment charge in 2000 related to the closings of two of its subsidiaries retail outlets. One outlet closed in November 2000 and the second closing will occur by March 31, 2001.

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

NET LOSS: Net loss for the year ended December 31, 2000 was $12,499,401 as compared to $7,716,559 for the year ended December 31, 1999. As a BDC, the Registrant recorded net investment loss and net realized gain on investments after income taxes of $(925,245) and net decrease in net assets resulting from operations of $1,981,299 for the year ended December 31, 1998.

                               NET LOSS BY SEGMENT

Segment                                          2000             1999
-------                                          ----             ----
Financial services                           $(9,426,786)     $(3,945,667)
Sporting Goods/product related                (1,352,170)        (800,997)
Corporate activities                          (1,720,445)      (2,969,895)
                                            ------------      -----------
                                            $(12,499,401)     $(7,716,559)
                                            ------------      -----------

Financial Services Segment
--------------------------
Financial services loss increased by $5,481,119. This was primarily due to the rescission of FBMS which accounted for $3,979,043 of the loss. FTC lost $526,580 and nMortgage lost $6,192,186. These losses were offset by income of $44,970 for Meridian Services.

Sporting Goods Segment
----------------------
Triumph lost $987,755 in 2000 compared to $387,800 in 1999. The increased loss was due to the closing of two stores and the related impairment charges of $454,250. The Registrant recorded net losses in its equity investment in VP Sports of $364,415 and $413,197 in 2000 and 1999, respectively.

Corporate Segment
-----------------
The Registrant had a loss of $1,720,445 in 2000 compared to a loss of $2,969,895 in 1999.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS: Net loss applicable to common stockholders was $13,749,401 for the year ended December 31, 2000 and $10,985,572 for the year ended December 31, 1999. This amount gives effect to the amortization of the discount on the preferred stock of the Registrant if the preferred stockholders had converted their shares to common stock at year end as well as deemed preferred stock dividends. This amount does not reflect an actual loss at year end over and above the net loss figure presented above.

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



Date: May 15, 2001                     EQUITEX, INC.
                                       (Registrant)


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



Date: May 15, 2001                        /S/ HENRY FONG
                                          --------------------------------------
                                          Henry Fong, President,
                                          Treasurer and Director
                                          (Principal Executive, Financial,
                                          and Accounting Officer)

Date: May 15, 2001                        /S/ RUSSELL L. CASEMENT
                                          --------------------------------------
                                          Russell L. Casement, Director

Date: May 15, 2001                        /S/ AARON A. GRUNFELD
                                          --------------------------------------
                                          Aaron A. Grunfeld, Director

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

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                           Page
                                                                                           ----
Independent auditors' report - Gelfond Hochstadt Pangburn, P.C.                             F-1

Report of Independent Certified Public Accountants - Davis & Co., CPAs, P.C.                F-2

Financial statements:

  Consolidated balance sheet - December 31, 2000 (as restated)                              F-3

  Consolidated balance sheet - December 31, 1999                                            F-4

  Consolidated statements of operations - years ended December 31, 2000
   (as restated) and 1999                                                                   F-5

  Statement of operations - year ended December 31, 1998                                    F-6

  Statement of changes in stockholders' equity - year ended December 31, 1998         F-7 - F-8

  Consolidated statements of changes in stockholders' equity - years ended
   December 31, 2000 (as restated) and 1999                                          F-9 - F-12

  Consolidated statements of cash flows - years ended December 31, 2000
   (as restated) and 1999                                                           F-13 - F-14

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

As discussed in Note 21, the Company restated its 2000 consolidated financial statements to account for the reduction of certain minority interest as a capital transaction instead of as an unusual gain.

GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
March 30, 2001, except
for Notes 16, 20, and
21, as to which the
date is May 15, 2001

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




                                       Davis & Co., CPAs, P.C.
                                       Certified Public Accountants


Englewood, Colorado
March 27, 1999

                         EQUITEX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2000
                             (as restated, Note 21)

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
                                                                                             ------------

Stockholders' equity (Note 18):
      Preferred stock; 2,000,000 shares authorized:
        Series D convertible preferred stock, 6%, stated
        value $1,000 per share; 1,200 shares issued
         and outstanding; liquidation preference $1,585,000                                     1,200,000
        Series E convertible preferred stock, stated value $1,000 per share;
         250 shares issued and outstanding                                                        250,000
        Series F convertible preferred stock, 460,000 shares issued and outstanding,
         liquidation preference $3,864,000                                                      2,990,000
      Common stock, par value $.02; 7,500,000 shares authorized; 7,140,293
        shares issued; 7,071,618 shares outstanding                                               142,806
      Additional paid-in capital                                                               23,629,547
      Accumulated deficit                                                                     (23,695,981)
      Series E convertible preferred stock to be issued (50 preferred shares)                     368,750
      Receivable from Series E preferred stockholder                                             (553,645)
      Less treasury stock at cost (68,675 common shares)                                         (284,037)
                                                                                             ------------
           Total stockholders' equity                                                           4,047,440
                                                                                             ------------
                                                                                             $  9,431,627
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

                         EQUITEX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                2000            1999
                                                                            ------------    ------------
                                                                            (as restated,
                                                                               Note 21)
Revenues:
      Product sales                                                         $    376,394    $    738,456
      Loan production and processing revenues                                  1,173,148         302,811
      Secondary marketing revenues, net                                          871,134         395,034
      Interest and dividend income, mortgage banking operations                  269,276         799,909
      Other                                                                      179,339         103,965
                                                                            ------------    ------------
                                                                               2,869,291       2,340,175
                                                                            ------------    ------------
Expenses:
      Cost of product sales                                                      233,228         488,767
      Loan production and processing                                             739,735         728,501
      Interest expense, mortgage banking operations                              588,488         785,193
      Selling, general and administrative:
        Officer's bonus (Note 13)                                                161,668         883,164
        Other, includes FBMS selling, general and administrative (Note 3)      8,432,810       6,250,365
      Loss on FBMS rescission (Note 3)                                         3,979,000
      Impairment losses (Notes 6 and 7)                                          807,250
                                                                            ------------    ------------
                                                                              14,942,179       9,135,990
                                                                            ------------    ------------
Loss from operations                                                         (12,072,888)     (6,795,815)
                                                                            ------------    ------------
Other income (expenses):
      Investment losses, net (Note 6)                                            (87,087)       (571,267)
      Equity in losses of affiliates (Note 6)                                   (364,415)       (418,209)
      Interest income:
        Related parties                                                          108,276          79,089
        Other                                                                      4,953
      Interest expense:
        Related parties                                                         (130,574)        (10,357)
        Other                                                                    (17,687)
      Other                                                                       73,478
                                                                            ------------    ------------
                                                                                (413,056)       (920,744)
                                                                            ------------    ------------
Loss before income taxes                                                     (12,485,944)     (7,716,559)

Provision for income taxes                                                        13,457
                                                                            ------------    ------------
Net loss                                                                     (12,499,401)     (7,716,559)

Beneficial conversion features (Note 17)                                        (700,000)     (3,217,713)
Accretion of redemption value on Series G preferred stock (Note 17)             (453,000)
Deemed preferred stock dividends                                                 (97,000)        (51,300)
                                                                            ------------    ------------
Net loss applicable to common stockholders                                  $(13,749,401)   $(10,985,572)
                                                                            ============    ============
Basic and diluted net loss per common share                                 $      (1.93)   $      (1.64)
                                                                            ============    ============
Weighted average number of common shares outstanding                           7,106,749       6,718,170
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

                                  (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                             (as restated, Note 21)

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

                                   (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                             (as restated, Note 21)

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

                                   (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                             (as restated, Note 21)

                                     Convertible preferred
                                            stock                     Common stock
                                     ----------------------    ------------------------                  Additional
                                                                                           Treasury        paid-in
                                      Shares       Amount        Shares        Amount        stock         capital       Deficit
                                     --------    ----------    ----------    ----------   -----------    -----------   ------------
Subsidiary equity transaction                                                                                382,807

Conversion of subsidiary preferred
stock to subsidiary common stock                                                                           5,132,000

Common stock of subsidiary
to be issued                                                                                                  62,000

Equity investee stock issuances
and related decrease in
proportionate share of
equity investment                                                                                           (743,483)

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

Issuance of warrants for
services
                                                                                                             272,000

Offering costs in connection
with Series G redeemable
preferred stock issuance                                                                                     (60,000)

Issuance of warrants to
Series G preferred
stockholders                                                                                                 242,000

Deemed dividends on Series G
redeemable preferred stock                                                                                   (25,000)

Accretion of Series G
redeemable preferred stock                                                                                  (453,000)

Net loss                                                                                                                (12,499,401)
                                     --------    ----------    ----------    ----------   -----------    -----------   ------------
Balances, December 31, 2000           461,450    $4,440,000     7,140,293    $  142,806   $  (284,037)   $23,629,547   $(23,695,981)
                                     ========    ==========    ==========    ==========   ===========    ===========   ============

                                   (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                             (as restated, Note 21)

                                                            Accumulated
                                          Accumulated         realized                          Receivable
                                              net          net gains from       Series E       from Series E       Total
                                           investment          sales        Preferred Stock      preferred      stockholders'
                                              loss         of investments     to be Issued      stockholder        equity
                                         --------------    --------------    --------------    --------------   --------------
Subsidiary equity transaction                                                                                          382,807

Conversion of subsidiary preferred
stock to subsidiary common stock                                                                                     5,132,000

Common stock of subsidiary
to be issued                                                                                                            62,000

Equity investee stock issuances
and related decrease in
proportionate share of
equity investment                                                                                                     (743,483)

Series E preferred stock to be
issued                                                                              368,750                            368,750

Receivable from stockholder                                                                          (553,645)        (553,645)

Issuance of Series F preferred
stock                                                                                                                2,990,000

Purchase of 35,325 previously
issued shares of the Company's
common stock in exchange for the
issuance of Series A preferred
stock of Meridian Services,
Inc.                                                                                                                  (170,000)

Issuance of warrants for services                                                                                      272,000

Offering costs in connection with
Series G redeemable preferred stock
issuance                                                                                                               (60,000)

Issuance of warrants to Series G
preferred stockholders                                                                                                 242,000

Deemed dividends on Series G
redeemable preferred stock                                                                                             (25,000)

Accretion of Series G redeemable
preferred stock                                                                                                       (453,000)

Net loss                                                                                                           (12,499,401)
                                         --------------    --------------    --------------    --------------   --------------
Balances, December 31, 2000                        --                --      $      368,750    $     (553,645)  $    4,047,440
                                         ==============    ==============    ==============    ==============   ==============

                 See notes to consolidated financial statements.
                                      F-12

                         EQUITEX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                              2000            1999
                                                          ------------    ------------
                                                          (as restated,
                                                             Note 21)
Cash flows used in operating activities:
Net loss                                                  $(12,499,401)   $ (7,716,559)
                                                          ------------    ------------
Adjustments to reconcile net loss to net cash
  used in by operating activities:
   Loss on FBMS rescission                                   3,979,000
   Impairment losses                                           807,250
   Gain on sale of subsidiary assets                           (76,620)
   Depreciation and amortization                             1,787,220         838,359
   Warrants issued for services                                702,750         150,000
   Provision for bad debts on notes receivable                 300,000          19,248
   Investment loss, net                                         87,087         571,267
   Equity in losses of affiliates                              364,415         418,209
Changes in assets and liabilities, net of business
  acquisitions and FBMS recission:
   Decrease in investments in trading securities               958,395         852,128
   Decrease in receivables                                     121,214          40,500
   Decrease in mortgage loans held for sale                 13,828,929       3,545,354
   Decrease (increase) in inventories                           29,200        (109,797)
   (Increase) decrease in other assets                         (98,726)      1,093,098
   Decrease in accounts payable and accrued liabilities      4,099,952      (3,961,145)
                                                          ------------    ------------

   Total adjustments                                        26,890,066       3,457,221
                                                          ------------    ------------

Net cash provided by (used in) operating activities         14,390,665      (4,259,338)
                                                          ------------    ------------

Cash flows from investing activities:
   Purchase of other investments                                (2,471)       (410,000)
   Cash acquired (paid) on business acquisitions               256,000      (2,327,500)
   Purchase of intellectual property rights                   (850,000)
   Purchases of furniture, fixtures and equipment           (2,534,406)       (278,025)
   Repayment of loans and notes receivable                                   1,017,630
   Issuance of loans and notes receivable                                   (2,903,242)
                                                          ------------    ------------

Net cash used in investing activities                       (3,130,877)     (4,901,137)
                                                          ------------    ------------

Cash flows from financing activities:
   Common stock issued for cash                                              5,652,211
   Proceeds from Series G preferred stock                    1,240,000       2,822,000
   Issuance of notes payable                                 2,082,298         758,897
   Warehouse loans and other notes payable                 (16,655,458)     (2,826,517)
   Proceeds from subsidiary stock transactions               1,627,000       3,505,000
                                                          ------------    ------------

Net cash (used in) provided by financing activities        (11,706,160)      9,911,591
                                                          ------------    ------------

                                   (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                        2000            1999
                                                                    ------------    ------------
                                                                    (as restated,
                                                                      Note 21)
Change in cash and cash equivalents                                     (446,372)        751,116
Cash and cash equivalents, beginning of year                             783,606          32,490
                                                                    ------------    ------------

Cash and cash equivalents, end of year                              $    337,234    $    783,606
                                                                    ============    ============

Supplemental disclosure of cash flow information:

   Cash paid for interest                                           $    539,719    $  2,939,873
                                                                    ============    ============

Supplemental disclosure of non-cash
 investing and financing activities:

   Common stock issued in satisfaction of
     note payable and accrued interest                              $       --      $    158,236
                                                                    ============    ============

   Conversion of subsidiary preferred stock to common stock         $  5,132,000    $  1,802,000
                                                                    ============    ============

   Amortization of discount on preferred stock                      $    700,000    $  3,217,713
                                                                    ============    ============

   Subsidiary stock transactions                                    $    396,300    $  1,622,605
                                                                    ============    ============
   Receivable from Series E preferred stockholder                   $    553,645
                                                                    ============

   Purchase of The Meridian Residential Group, Inc. (Note 4):
      Fair value of assets acquired                                 $    130,000
      Intangible assets                                                2,648,000
      Liabilities assumed                                                (45,000)
      Fair value of Series F Preferred Stock exchanged                (2,990,000)
                                                                    ------------
        Cash acquired                                               $   (256,000)
                                                                    ============
   Sale of Triumph retail store:
      Equipment                                                     $     38,500
      Intangible assets                                                   84,800
      Inventory                                                           68,142
      Note receivable issued in exchange                                (268,062)
                                                                    ------------
        Gain on sale of subsidiary assets                           $    (76,620)
                                                                    ============
   Purchase (rescission) of FBMS:
      Fair value of assets acquired (divested)                      $ (4,561,000)   $ 12,392,600
      Intangible assets recorded (impaired)                          (15,330,000)     18,900,000
      Liabilities (assumed) divested                                  12,922,000     (29,541,600)
      Preferred stock of subsidiary                                    2,990,000
      Fair value of Series E preferred stock exchanged                                (2,531,000)
                                                                    ------------    ------------
        Loss on rescission (2000) cash acquired (1999)              $ (3,979,000)   $   (780,000)
                                                                    ============    ============

   Subsidiary purchase of Victoria Precision, Inc.:
      Fair value of assets acquired                                                 $  5,769,500
      Intangible assets                                                                3,166,000
      Liabilities assumed                                                             (4,969,000)
      Fair value of assets exchanged                                                    (859,000)
                                                                                    ------------
        Cash paid                                                                   $  3,107,500
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

                                                            Years ended December 31,
                                                              2000             1999
                                                          ------------     ------------
         Revenues                                       $  1,436,000     $    842,000
         Net loss                                       $ (5,336,000)    $ (4,040,000)
         Net loss applicable to common shareholders     $ (6,178,000)    $ (7,927,000)
         Basic and diluted loss per common share        $       (.87)    $      (1.18)
         Shares used in per share calculation              7,106,749        6,718,170

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

                                                          Years ended December 31,
                                                         2000                  1999
                                                     -------------        -------------
        Revenue                                      $   4,654,000        $   4,585,000
        Net loss                                     $ (12,826,000)       $  (8,153,000)
        Net loss applicable to common shareholders   $ (14,076,000)       $ (11,422,000)
        Basic and diluted loss per common share      $       (1.98)       $       (1.70)
        Shares used in per share calculation             7,106,749            6,718,170

      The following unaudited pro forma financial information for the years ended December 31, 2000 and 1999, give effect to the Meridian acquisition and the FBMS rescission and divestiture as if they had occurred at the beginning of each respective period.

                                                          Years ended December 31,
                                                         2000                  1999
                                                     -------------        -------------
        Revenue                                      $   3,231,000        $   3,087,000
        Net loss                                     $  (5,254,000)       $  (4,476,000)
        Net loss applicable to common shareholders   $  (6,923,000)       $ (10,804,000)
        Basic and diluted loss per common share      $        (.97)       $       (1.61)
        Shares used in per share calculation             7,106,749            6,718,170


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

      The following is a summary of the Company's deferred tax assets and liabilities at December 31, 2000 and 1999:

                                                                  2000             1999
                                                              ------------     ------------
           Deferred tax assets:
              Accrued items not currently deductible          $    209,000     $    281,260
              Tax benefit of unrealized loss on investments         25,000          465,390
              Allowance for loan losses                            115,000          592,690
              Intangible assets                                     28,000
              Net operating loss carryforwards                   6,887,000        2,531,000
                                                              ------------     ------------
           Total deferred tax assets                             7,264,000        3,870,340
           Valuation allowance                                  (7,264,000)      (3,870,340)
                                                              ------------     ------------
           Net deferred tax asset (liability)                 $          -     $          -
                                                              ============     ============

      Net operating loss carryforwards of approximately $19,400,000 are available to offset future taxable income, if any, through 2020. The net operating loss carryforwards may be subject to certain limitations due to business acquisitions and other transactions. A valuation allowance has been provided to reduce the deferred tax assets, as realization of the assets is not assured.

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

                  EQUITEX, INC. AND SUBSIDIARIES

           YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


16.   SUBSIDIARY STOCK TRANSACTIONS (CONTINUED):

      During the first quarter of 2000, nMortgage issued an additional 1,627,000 shares of Series A preferred stock for cash of $1,627,000. In November 2000, all of the nMortgage Series A preferred stock was converted to nMortgage common stock. As a result of this transaction, minority interest was reduced by $5,132,000 and additional paid in capital was increased (Note 21).

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
                           ==========    =====   ==========    =====   =========   =====

      Options exercisable at December 31, 2000 expire from 2004 through 2005.
        Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common share would have increased to the pro forma amounts indicated below:

                                                           2000              1999             1998
                                                       -------------     ------------     -----------
           Net loss applicable to common stockholders
             (decrease in net assets), as reported     $(13,749,401)     $(10,985,572)    $(1,981,299)
           Net loss applicable to common stockholders
             (decrease in net assets), pro forma       $(15,751,000)     $(14,417,000)    $(2,724,000)
           Net loss (decrease in net assets) per
             share, as reported                        $      (1.93)     $     (1.64)     $     (.45)
           Net loss (decrease in net assets) per
             share, pro forma                          $      (2.21)     $     (2.15)     $     (.62)

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

           2000
           ----
                                                         Sporting goods/     Corporate activities
                                             Financial       product      --------------------------
                                             services        related      Investments       Other          Total
                                            -----------    -----------    -----------    -----------    -----------
           Revenues                         $ 2,487,922    $   376,394                   $     4,975    $ 2,869,291
           Segment loss                      (9,426,786)    (1,352,170)   $   (17,164)   $(1,703,281)   (12,499,401)
           Total assets                       2,953,885        908,811      1,470,687      4,098,244      9,431,627
           Capital expenditures               2,512,014         11,266                       876,230      3,399,510
           Depreciation and  amortization     1,460,184        161,373                       165,663      1,787,220
           Impairment losses                    353,000        454,250                                      807,250
           Loss on FBMS rescission            3,979,000                                                   3,979,000

           1999
           ----
                                                         Sporting goods/     Corporate activities
                                             Financial       product      --------------------------
                                             services        related      Investments       Other          Total
                                            -----------    -----------    -----------    -----------    -----------
           Revenues                         $ 1,547,754    $   738,456                   $    53,965    $ 2,340,175
           Segment loss                      (3,945,667)      (800,997)   $  (571,257)    (2,398,638)    (7,716,559)
           Total assets                      35,998,614      1,211,539      2,915,435      1,619,349     41,744,937
           Capital expenditures                 135,329        122,335                        20,361        278,025
           Depreciation and  amortization       737,629         87,954                        12,776        838,359

                  EQUITEX, INC. AND SUBSIDIARIES

           YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


20.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

      Selected unaudited quarterly financial data for the year ended 2000 is summarized below:

                                                                        2000 Quarters Ended
                                                       -------------------------------------------------------
                                                          First         Second        Third        Fourth
                                                         Quarter       Quarter       Quarter     Quarter (b)
                                                       -------------------------------------------------------
        Revenues                                        $ 1,457,293   $   321,427   $   197,413   $   893,158
        Loss from operations (a)                         (1,850,592)   (5,756,864)   (1,072,209)   (3,393,223)
        Net loss                                         (1,909,215)   (6,974,844)   (1,496,448)   (2,118,894)
        Net loss applicable to
         common shareholders                             (1,926,915)   (6,993,044)   (2,219,948)   (2,609,494)
        Basic income (loss) per common share                  (0.27)        (0.98)        (0.31)        (0.37)

        (a)In June 2000, the Company entered into a rescission agreement with FBMS, and as a result, recorded a loss of $3,979,000 in the second quarter of 2000. The operating results of FBMS have been included in the consolidated financial statements from the date of acquisition through the date of rescission.

        (b)In the fourth quarter of 2000, the Company recorded impairment charges of $807,250.


21.   RESTATEMENT OF 2000 CONSOLIDATED FINANCIAL STATEMENTS:

      Subsequent to the original issuance of the Company's December 31, 2000 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the accounting for the reduction of minority interest attributable to nMortgage Series A preferred shareholders, the Company determined that the reduction in minority interest of $5,132,000 should represent an increase to additional paid-in capital instead of as an unusual gain as originally reported. The Company's 2000 consolidated financial statements have been restated to increase its net loss by $5,132,000 ($.72 per share) and increase capital in excess of par value by an equal amount.

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