Form 10-Q
period 2001-03-31
EQUITEX INC
filed 2001-05-21
CIK 716101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001


             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________to_________


                           Commission File No. 0-12374


                                  EQUITEX, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



             Delaware                                    84-0905189
             ------------------------------------------------------
             (State or other jurisdiction of          (IRS Employer
             incorporation or organization)     Identification No.)


                            7315 East Peakview Avenue
                            Englewood, Colorado 80111
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)


                                 (303) 796-8940
               (Registrant's telephone number including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding at May 21, 2001: 7,071,618

                         EQUITEX, INC. AND SUBSIDIARIES



PART I    FINANCIAL INFORMATION                                             Page
                                                                            ----

          Item 1. Financial statements:

                  Independent Accountants' Report on financial
                  statements                                                   3

                  Condensed consolidated balance sheets - March
                  31, 2001 and December 31, 2000                             4-5

                  Condensed consolidated statements of operations-
                  Three months ended March 31, 2001 and 2000                   6

                  Condensed consolidated statement of changes in
                  stockholders' equity - three months ended March
                  31, 2001                                                   7-8

                  Condensed consolidated statements of cash
                  flows - three months ended March 31, 2001, and 2000       9-10

                  Notes to condensed consolidated financial statements     11-16

          Item 2. Management's discussion and analysis of financial
                  condition and results of operations                      17-22

          Item 3. Quantitative and qualitative disclosures of market risk     23

PART II   OTHER INFORMATION

          Item 1.  Legal proceedings                                          23

          Item 2.  Changes in securities and use of proceeds                  23

          Item 3.  Defaults upon senior securities                            23

          Item 4.  Submission of matters to a vote of security holders        23

          Item 5.  Other information                                          23

          Item 6.  Exhibits and reports on Form 8-K                           23

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements




                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors
Equitex, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Equitex, Inc. and subsidiaries as of March 31, 2001, the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2001 and 2000, and the related condensed consolidated statement of stockholders' equity for the three months ended March 31, 2001. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 30, 2001, except for Notes 16, 20, and 21, as to which the date is May 15, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.




GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
May 18, 2001

                         EQUITEX, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                         March 31,  December 31,
                                                           2001         2000
                                                        ----------   ----------
                                                       (Unaudited)

Current assets:
    Cash and cash equivalents                           $   81,908   $  337,234
    Related party receivables, current portion             975,419      900,150
    Other receivables, net                                 330,799      477,613
    Inventories                                             55,082       70,084
    Marketable securities and short-term investments       215,313      238,216
                                                        ----------   ----------

           Total current assets                          1,658,521    2,023,297
                                                        ----------   ----------

Equity investments                                         276,400      365,000
Other investments                                          867,471      867,471
Related party receivables, net of current portion           83,407       83,407
Other receivables                                          367,658      361,007
Furniture, fixtures and equipment, net                     260,949      261,071
Intangible and other assets, net                         5,179,502    5,470,374
                                                        ----------   ----------

                                                         7,035,387    7,408,330
                                                        ----------   ----------

                                                        $8,693,908   $9,431,627
                                                        ==========   ==========


                                   (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         March 31,     December 31,
                                                           2001            2000
                                                       ------------    ------------
                                                       (Unaudited)

Current liabilities:
     Notes and advances payable, related parties       $  1,888,839    $  1,877,631
     Accounts payable                                       518,155         377,763
     Accrued liabilities:
       Related parties                                      842,474         719,837
       Others                                               146,098         162,259
                                                       ------------    ------------
         Total current liabilities                        3,395,566       3,137,490
                                                       ------------    ------------

     Notes and advances payable, others                     147,868          79,627
                                                       ------------    ------------
         Total liabilities                                3,543,434       3,217,117
                                                       ------------    ------------

Minority interest                                           631,070         631,070
                                                       ------------    ------------

Commitments and contingencies

Series G, 6% redeemable convertible preferred stock;
 stated value $1,000 per share; 1,300 shares issued
 and outstanding; liquidation preference, $1,770,500      1,770,500       1,536,000
                                                       ------------    ------------

Stockholders' equity:
     Preferred stock; 2,000,000 shares authorized;
       Series D, 6%, stated value $1,000 per share;
        1,200 shares issued and outstanding;
        liquidation preference $1,585,000                 1,200,000       1,200,000
       Series E, stated value $1,000 per share; 250
        shares issued and outstanding                       250,000         250,000
       Series F, 460,000 shares issued and
        outstanding, liquidation preference
        $3,864,000                                        2,990,000       2,990,000
     Common stock, par value $.02; 7,500,000 shares
        authorized; 7,140,293 shares issued;
        7,071,618 shares outstanding                        142,806         142,806
     Additional paid-in capital                          24,550,047      23,629,547
     Accumulated deficit                                (25,915,017)    (23,695,981)
     Series E preferred stock to be issued
        (50 preferred shares)                               368,750         368,750
     Receivable from Series E preferred stockholder        (553,645)       (553,645)
     Less treasury stock at cost
        (68,675 common shares)                             (284,037)       (284,037)
                                                       ------------    ------------
         Total stockholders' equity                       2,748,904       4,047,440
                                                       ------------    ------------

                                                       $  8,693,908    $  9,431,627
                                                       ============    ============

           See notes to condensed consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (UNAUDITED)

                                                   2001           2000
                                               -----------    -----------
Revenues:
     Product sales                             $    68,895    $   115,564
     Loan production and processing revenues       687,075        196,475
     Secondary marketing revenues, net                --          860,575
     Interest and dividend income,
       mortgage banking operations                    --          192,200
     Other                                          14,621         55,364
                                               -----------    -----------
                                                   770,591      1,420,178
                                               -----------    -----------
Expenses:
     Cost of product sales                          44,781         72,633
     Loan production and processing                   --          593,374
     Selling, general and administrative         2,800,318      2,641,878
                                               -----------    -----------
                                                 2,845,099      3,307,885
                                               -----------    -----------

Loss from operations                            (2,074,508)    (1,887,707)
                                               -----------    -----------

Other income (expenses):
     Investment (loss) gain, net                   (34,572)       154,125
     Equity in (losses) gains of affiliates        (88,600)        66,506
     Interest income:
       Related parties                              15,188         14,430
       Other                                         7,574         22,685
     Interest expense:
       Related parties                             (38,956)       (40,058)
       Other                                          (814)      (312,674)
     Other income (expense)                           (753)        73,478
                                               -----------    -----------
                                                  (140,933)       (21,508)
                                               -----------    -----------

Loss before income taxes                        (2,215,441)    (1,909,215)
Provision for income taxes                          (3,595)
                                               -----------    -----------

Net loss                                        (2,219,036)    (1,909,215)
Accretion of redemption value on
  Series G preferred stock                        (184,000)          --
Deemed preferred stock dividends                   (68,300)       (17,700)
                                               -----------    -----------
Net loss applicable to common shareholders     $(2,471,336)   $(1,926,915)
                                               ===========    ===========

Basic and diluted net loss per common share    $      (.35)   $      (.27)
                                               ===========    ===========
Weighted average number of common
  shares outstanding                             7,071,618      7,140,293
                                               ===========    ===========

           See notes to condensed consolidated financial statements.

                         EQUITEX, INC., AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                        THREE MONTHS ENDED MARCH 31, 2001

                                   (UNAUDITED)


                                                         Convertible
                                                       preferred stock            Common stock
                                                   -----------------------   -----------------------
                                                                                                        Treasury
                                                     Shares       Amount       Shares       Amount       Stock
                                                   ----------   ----------   ----------   ----------   ----------

Balances, January 1, 2001                             461,450   $4,440,000    7,140,293   $  142,806   $ (284,037)

Repricing of stock options and warrants

Expense incurred upon repricing of stock options

Issuance of warrants for services

Common stock of subsidiary to be issued

Common stock of Company to be issued

Accretion of Series G redeemable preferred stock

Net loss
                                                   ----------   ----------   ----------   ----------   ----------

Balances, March 31, 2001                              461,450   $4,440,000    7,140,293   $  142,806   $ (284,037)
                                                   ==========   ==========   ==========   ==========   ==========

                                   (Continued)

                         EQUITEX, INC., AND SUBSIDIARIES

                        THREE MONTHS ENDED MARCH 31, 2001

                                   (UNAUDITED)


                                                                                                   Receivable
                                                    Additional                       Series E     from Series E      Total
                                                     paid-in        Accumulated  Preferred Stock    preferred     stockholders'
                                                     capital          Deficit      to be issued    stockholder       equity
                                                   ------------    ------------    ------------   ------------    ------------

Balances, January 1, 2001                          $ 23,629,547    $(23,695,981)   $    368,750   $   (553,645)   $  4,047,440

Repricing of stock options and warrants                 138,000                                                        138,000

Expense incurred upon repricing of stock options

Issuance of warrants for services                       436,000                                                        436,000

Common stock of subsidiary to be issued                  62,000                                                         62,000

Common stock of Company to be issued                    519,000                                                        519,000

Accretion of Series G redeemable preferred stock       (234,500)                                                      (234,500)

Net loss                                                             (2,219,036)                                    (2,219,036)
                                                   ------------    ------------    ------------   ------------    ------------

Balances, March 31, 2001                           $ 24,550,047    $(25,915,017)   $    368,750   $   (553,645)   $  2,748,904
                                                   ============    ============    ============   ============    ============

            See notes to condensed consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (UNAUDITED)

                                                         2001           2000
                                                     -----------    -----------
Cash flows used in operating activities:
Net loss                                             $(2,219,036)   $(1,909,215)
                                                     -----------    -----------
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization                       322,334        544,458
     Gain on sale of subsidiary assets                      --          (76,620)
     Repricing of stock options and warrants             138,000           --
     Warrants issued for services                        436,000           --
     Common stock of Company and subsidiary
       to be issued for services                         581,000           --
     Provision for bad debts                                --           12,867
     Investment loss (gain), net                          34,572       (154,125)
     Equity in losses (earnings) of affiliates            88,600        (66,506)
Changes in assets and liabilities:
     Decrease in investments in trading securities        88,332        200,435
     Decrease (increase) in receivables                   80,631        (39,496)
     Decrease in mortgage loans held for sale               --        8,085,869
     Decrease (increase) in inventories                   15,002        (10,338)
     Increase in other assets                               --         (171,375)
     Increase (decrease) in accounts payable
        and accrued liabilities                          246,868       (292,026)
                                                     -----------    -----------

     Total adjustments                                 2,031,339      8,033,143
                                                     -----------    -----------

Net cash (used in) provided by operating activities     (187,697)     6,123,928
                                                     -----------    -----------

Cash flows from investing activities:
     Purchase of other investments                      (100,000)       (12,471)
     Sales of other investments                             --          278,032
     Purchases of furniture, fixtures and equipment      (31,340)        (8,658)
     Repayment of loans and notes receivable             148,488          3,484
     Issuance of loans and notes receivable             (164,225)      (300,526)
                                                     -----------    -----------

Net cash used in investing activities                   (147,077)       (40,139)
                                                     -----------    -----------

Cash flows from financing activities:
     Issuance of notes payable                           219,425        447,721
     Repayment of notes payable                         (139,977)       (80,320)
     Warehouse loans and other notes payable                --       (8,034,964)
     Proceeds from subsidiary stock transactions            --        1,522,000
                                                     -----------    -----------

Net cash provided by (used in) financing activities       79,448     (6,145,563)
                                                     -----------    -----------

                                  (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (UNAUDITED)

                                                       2001         2000
                                                    ---------    ---------

Decrease in cash and cash equivalents                (255,326)     (61,774)

Cash and cash equivalents, beginning                  337,234      783,606
                                                    ---------    ---------

Cash and cash equivalents, ending                   $  81,908    $ 721,832
                                                    =========    =========


Supplemental disclosure of cash flow information:

     Cash paid for interest:                        $     543    $ 335,879
                                                    =========    =========



Supplemental disclosure of non-cash
 investing and financing activities:

     Subsidiary equity transaction                               $ 382,807
                                                                 =========

     Sale of subsidiary assets:
       Equipment                                                    38,500
       Intangible assets                                            84,800
       Inventory                                                    68,142
       Note receivable issued in exchange                         (268,062)
                                                                 ---------

       Gain on sale of subsidiary assets                         $ (76,620)
                                                                 =========


            See notes to condensed consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

1.   Basis of presentation:

     The condensed consolidated financial statements of Equitex, Inc. and subsidiaries (the "Company") as of March 31, 2001, and for the three-month periods ended March 31, 2001 and 2000, have been prepared by the Company, without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position as of March 31, 2001 and the related results of operations, and cash flows of the Company for the three-month periods ended March 31, 2001 and 2000 have been made. Those adjustments consist only of normal and recurring adjustments, except as described below. The condensed consolidated balance sheet as of December 31, 2000, has been derived from the audited consolidated balance sheet of the Company as of that date.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company's Form 10-K/A annual report for 2000, filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2001 and 2000, are not necessarily indicative of the results to be expected for the full year.

     The condensed consolidated financial statements as of and for the periods ended March 31, 2001 and March 31, 2000, include the accounts of Equitex, Inc., and the following significant subsidiaries: nMortgage, Inc. ("nMortgage"), and through June 28, 2000, it's wholly-owned subsidiary First Bankers Mortgage Services, Inc. ("FBMS"), First Teleservices Corporation ("FTC"), Triumph Sports Group, Inc. ("Triumph") and Meridian Services, Inc. ("Meridian"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Minority interest at March 31, 2001, represents issued and outstanding preferred stock of nMortgage and Meridian. During the three months ended March 31, 2001 and March 31, 2000, net losses incurred by the Company's majority-owned subsidiaries exceeded the minority interest in the common equity (deficiency) of the subsidiaries. As a result, the excess of losses applicable to the minority interest have been charged against the Company and no minority interest is reflected in the Company's statements of operations for the three months ended March 31, 2001 and 2000.

2.   Commitments and contingencies:

     Litigation:

     On August 18, 2000, William G. Hays, Jr., liquidating agent for RDM Sports
       Group, Inc. and related debtors, filed an adversary proceeding against the Company, Smith Gambrell and Russell, LLP, David J. Harris, P.C. and David J. Harris, in the United States Bankruptcy Court for the Northern District of Georgia, Newnan Division, Adversary Proceeding No. 00-1065. The liquidating agent alleges that the Company breached its October 29, 1987 consulting agreement with RDM, breached fiduciary duties allegedly owed to RDM, and that the Company is liable for civil conspiracy and acting in concert with directors of RDM. The liquidating agent is seeking unspecified compensatory and punitive damages, along with attorney's fees, costs and interest.

                         EQUITEX, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

2.   Commitments and contingencies (continued):

     Litigation (continued):

     On April 2, 2001, the court granted the Company's motion to enforce the arbitration clause contained in the consulting agreement. The Company intends to vigorously defend this matter. Because this matter is in the preliminary stages and no arbitration date has been set, it is too early to predict the outcome of this matter.

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows of the Company.

     Consulting and employment agreements:

     In connection with the acquisition of Meridian in September 2000, the Company entered into certain consulting and employment agreements which requires nMortgage to issue to the consultant/employee common shares of nMortgage equal to 2% of the issued and outstanding common shares of nMortgage on a fully diluted basis. The Company has recognized $62,000 of expense during the three months ended March 31, 2001, in accordance with these agreements. The employment agreement also required nMortgage to grant to the employee options to purchase up to 150,000 shares of nMortgage common stock at $1.00 per share, the estimated fair value of the nMortgage common stock at the date of grant.

     In September 2000, the Company entered into a consulting agreement for services to be performed subsequent to December 31, 2000, in which, upon the satisfaction of various performance criteria, the Company is to issue 75,000 shares of common stock and warrants to purchase and additional 75,000 shares of common stock at an exercise price equal to 80% of the average closing bid price of the Company's common stock ten days prior to issuance. At the date of commitment, the total compensation cost was calculated to be approximately $750,000, which is to be recognized subsequent to December 31, 2000 as the performance criteria are satisfied. These services have not yet been performed and therefore this expense has not yet been recognized by the Company.

3.   Series G redeemable convertible preferred stock:

     In September 2000, the Company issued 1,300 shares of 6%, Series G convertible preferred stock (the "Series G Preferred Stock") along with warrants to purchase 130,000 shares of common stock for $1,000 per preferred share, which is the stated value per share (total proceeds of $1,300,000 less issue costs of $60,000). The Series G Preferred Stock is convertible, together with any accrued but unpaid dividends, at any time into shares of the Company's common stock at a conversion price per share equal to the lesser of $6.50 or 65% of the average closing bid price of the Company's common stock as specified in the agreement. The warrants were valued at $317,000 utilizing the Black-Scholes option-pricing model, and therefore $317,000 of the total proceeds was allocated to the warrants, resulting in an imputed interest rate of 7.4%.

                         EQUITEX, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


3.   Series G redeemable convertible preferred stock (continued):

     Because the Series G Preferred Stock contained an immediate beneficial conversion feature, both additional paid-in capital and the accumulated deficit were increased by $700,000 during the third quarter of 2000, the amount of the discount resulting from the beneficial conversion feature. The holder of the Series G Preferred Stock is entitled to cumulative dividends at 6% per annum plus a 4% dividend default rate, payable quarterly commencing September 30, 2000. Dividends are payable in cash or, at the Company's option, in shares of the Company's common stock. Cumulative dividends at March 31, 2001 are $75,500. All outstanding shares of Series G Preferred Stock automatically convert into common stock on August 31, 2003. The Series G Preferred Stock is redeemable at the Company's option at any time at a redemption price equal to $1,350 per share plus any accrued but unpaid dividends. During the three months ended March 31, 2001, the Company recorded a $184,000 accretion to the Series G Preferred Stock balance so that the carrying value of the Series G Preferred Stock will equal the redemption amount at the mandatory redemption date.

     The Company was required to redeem the Series G Preferred Stock if the Company's shareholders had not approved an increase in the number of shares of authorized common stock from 7,500,000 to 50,000,000 effective on or before March 4, 2001, or if a registration statement relating to the resale of certain shares of the Company's common stock underlying the Series G Preferred Stock and not been declared effective on or before 180 days of its filing. These events did not occur before March 4, 2001. However, the Series G investor agreed to extend the redemption date to July 1, 2001. Due to the terms and conditions of the Series G Preferred Stock, which may require mandatory redemption, the Series G Preferred Stock is not included in stockholders' equity at March 31, 2001.

4.   Stockholders' equity:

     Series D convertible preferred stock:

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

                         EQUITEX, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


4.   Stockholders' equity (continued):

     Series E convertible preferred stock and receivable from Series E preferred stockholder:

     In connection with the August 23, 1999 acquisition of FBMS, the Company issued 250 shares of Series E Convertible Preferred Stock (the "Series E Preferred Stock") valued at approximately $2,531,000, and contingent consideration consisting of up to 750 shares of Series E Preferred Stock, as specified in the acquisition agreement. In conjunction with the FBMS acquisition and the June 28, 2000 FBMS rescission agreement, the Company agreed to issue an additional 50 shares of Series E Preferred Stock to the owner relating to certain performance conditions pursuant to the FBMS acquisition that were satisfied prior to rescission. The 50 additional shares of Series E preferred stock are convertible into 50,000 shares of common stock and are valued at $368,750, which was based on the quoted market price of the underlying shares of common stock at the date of rescission, and which was recorded as expense by the Company in 2000.

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

     In 2000, certain FBMS obligations totaling $553,645 most of which were guaranteed by the Company were paid on behalf of the Company by the Company's president or by the Company's subsidiary, nMortgage. The Company recorded a payable to the president as well as a receivable from the previous owner of FBMS, who is also the Series E Preferred Stockholder. Due to the uncertainty regarding the ultimate realization of the receivable, the balance is classified as a reduction to stockholders' equity at March 31, 2001 and December 31, 2000.

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

                         EQUITEX, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


4.   Stockholders' equity (continued):

     Options and warrants:

     During the three months ended March 31, 2001, the Company reduced the exercise price of certain existing options and warrants to purchase up to 314,300 shares of the Company's common stock. As a result of the reduction in exercise price, these stock options and warrants are now accounted for as variable awards from the date of modification through the date the award is exercised, forfeited, or expires unexercised. Through March 31, 2001, the Company recognized $138,000 of stock based compensation expense related to these repriced options and warrants, which is included in selling, general and administrative expense for the quarter ended March 31, 2001.

     During the three months ended March 31, 2001, the Company also issued three-year options to purchase 250,000 shares of the Company's common stock at $4.00 per share (the market price of the common stock at the date of grant) to consultants, for services provided to the Company. These options were valued at $436,000 based upon the Black-Scholes option pricing model. The company also agreed to issue 100,000 shares of the Company's common stock, valued at $5.19 per share (the market price of the common stock at the date of grant) to other consultants, for services provided to the Company. The total value of the options and stock grants was $955,000 and has been recorded in selling, general and administrative expense for the quarter ended March 31, 2001.

5.   Subsidiary transactions:

     Effective January 1, 2000, Triumph sold the assets of one of its five retail stores in exchange for a $268,000 note receivable due in 2004. In connection with this transaction, Triumph recorded a gain on the sale of approximately $76,600, which is included in other income in the accompanying statement of operations for the three months ended March 31, 2000.

     During the three months ended March 31, 2000, an officer/shareholder of the Company sold marketable securities to Triumph for $10,000. The difference between the cost and market value of these securities at the date of the sale totaled $382,807 and was recorded as an increase to additional paid-in capital.

6.   Proposed business transactions:

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

                         EQUITEX, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

6.     Proposed business transactions (continued):

     Consummation of the Nova and Key acquisitions is subject to a number of conditions, including (i) the distribution of the Company's business development assets, net of liabilities assumed, to a new wholly-owned subsidiary, Equitex 2000, Inc. ("E2000"), and the spin-off of E2000 to existing shareholders; (ii) the approval of the Nova and Key mergers by the Company's stockholders; and (iii) stockholder approval of the increase in the authorized shares of common stock from 7,500,000 to 50,000,000 shares. A special meeting of the Company's stockholders has been scheduled for June 22, 2001 to consider and vote on three proposals related to the Nova and Key mergers.

7.   Operating segments:

     As of and during the three-month periods ended March 31, 2001, and 2000, the segment results were as follows:

     2001:
     ----                                           Sporting goods/
                                      Financial         product           Corporate activities
                                                                     -----------------------------
                                      services          related       Investments         Other         Total
                                   --------------   -------------    ------------    -------------   -----------

     Revenues                      $      699,815   $      68,895                    $       1,881   $   770,591
     Segment loss                        (344,775)       (168,819)   $    (33,995)      (1,671,447)   (2,219,036)
     Total assets                       2,785,306         894,900         933,756        4,079,946     8,693,908

     2000:
     ----                                           Sporting goods/
                                      Financial         product            Corporate activities
                                                                     ----------------------------
                                      services          related       Investments        Other         Total
                                   --------------   -------------    ------------    -------------   -----------

     Revenues                      $    1,304,250   $     115,564                    $         364   $ 1,420,178
     Segment income (loss)             (1,708,014)         50,417    $    256,051         (507,669)   (1,909,215)


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

(a) Liquidity.
(b) Capital Resources.

At March 31, 2001, the Registrant had a cash position on a consolidated basis of $81,908. Cash flows used in operating activities in the first quarter was $187,697 versus cash provided by operating activities of $6,123,928 in the first quarter of 2000. A significant portion of the change was the decrease in mortgage loans held for sale of $8,085,869, which was related to the restructuring and subsequent rescission of the acquisition of First Bankers Mortgage Services, Inc. ("FBMS") during 2000. The Registrant does not expect this trend to continue in the future as the Registrant's mortgage operations utilize the table funding method for loans and no longer carry warehouse lines of credit, thus minimizing mortgage loans held for sale. Also of note is the repricing of options and warrants, warrants issued for services and common stock issued for services which aggregated $1,093,000 during the first quarter, significantly affecting the first quarter net loss. On a short-term basis, until such time as the acquisitions of Key Financial Systems and Nova Financial transactions are complete, the Registrant anticipates negative liquidity from operations. However, the Registrant expects the operations of Key Financial Systems and Nova Financial will positively affect the long-term liquidity prospects for the Registrant given their historical operating profitability.

Cash flows used in investing activities was $(147,077) in 2001 as compared to $(40,139) in 2000. This change was the result of purchases of investments and repayment of loans which were not offset by sale of other investments as in the 2000 period. The Registrant expects cash flows from investing activities in the final half of 2001 will be significantly affected by the proposed acquisitions of Key Financial Systems and Nova Financial Systems should those acquisitions be completed during the latter half of 2001.

Cash flows provided by financing activities were $79,448 in the first quarter 2001 versus cash used in financing activities of $(6,145,563) in 2000. Repayment of warehouse loans of $(8,034,964) significantly affected the Registrant's financing activities during the 2000 quarter. This is a non-recurring item related to the FBMS mortgage lending activities and as a result of the rescission. The Registrant issued $219,425 in notes payable which was offset by the repayment of notes payable of $(139,977) during the first quarter which provided the entire cash flows from financing activities. The Registrant is working to complete the acquisitions of Key Financial Systems and Nova Financial Systems in which the agreements require approximately $5,000,000 in cash. The Registrant presently anticipates this will be financed through a private placement of equity securities. Sales of equity securities could also continue in the long-term as certain of the Registrant's options, warrants and preferred securities that are convertible into common stock may not be converted during the year 2001, thus carrying-over for possible conversion in the year 2002.

For the remainder of 2001, the Registrant, prior to consolidation of any subsidiaries, anticipates that its liquidity and capital resources are sufficient to fund its operations as it works toward completing its acquisitions of Key Financial Services and Nova Financial Services. In the short-term, over the next twelve months, the Registrant believes it will be able to meet its liquidity needs through one or more of the following: the sale of certain portfolio securities remaining from the Registrant's BDC operations; the sale of equity securities which may cause further dilution to the Registrant's stockholders; and possibly through borrowings from related and/or third parties.

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

On August 23, 1999, the Registrant acquired FBMS a mortgage banking company headquartered in Ft. Lauderdale, Florida in exchange for 250 shares of the Registrant's Series E Convertible Preferred Stock. In September 1999, the Registrant transferred all outstanding shares of FBMS to its then wholly owned subsidiary, nMortgage, Inc. On August 15, 2000, the Registrant reached an agreement to rescind the acquisition of FBMS, effective June 28, 2000. Under the terms of the agreement, all assets and liabilities of FBMS were returned to the previous owner effective June 28, 2000. As a result of the rescission, nMortgage retained certain technological rights which were developed after August 23, 1999 and funded by the Registrant's investment. These technological rights are valued at approximately $1.6 million, net of accumulated depreciation, at March 31, 2001. Also as part of the agreement and rescission, the Registrant has agreed to issue up to 50 additional shares of its Series E Convertible Preferred Stock related to performance conditions under the terms of the acquisition that were satisfied prior to the rescission, bringing the total Series E shares outstanding to 300. As a result of the rescission, the Registrant divested itself of the assets, liabilities and operations of FBMS as of June 28, 2000 and the Registrant's investment in FBMS was written-off as of June 28, 2000 resulting in a loss of $3,979,000.

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

Triumph relies primarily on cash flows from operations for its working capital. In addition, during 2000, Triumph received a cash infusion from the sale of an investment purchased from an officer of Triumph considerably below market value. This capital infusion provided additional cash of approximately $270,000 to operate its business and was considered a contribution of capital. In an effort to streamline its operations and lower its operating overhead, during 2000 and in the first quarter of 2001, Triumph closed its two independent retail operations leaving only its two GNC retail stores. As a result of Triumph's continuing losses, the Registrant may need to assist Triumph with its liquidity and capital resources needs during the remainder 2001 to help fund its operations.

During 2000 as well as in the first quarter of 2001, the Registrant participated with other third parties in making certain loans to VP Sports to assist both of its subsidiaries, Victoria Precision and Torpedo Sports, with liquidity needs during peak manufacturing periods. Certain of the assets of VP Sports' subsidiaries secured these loans. It is anticipated the Registrant may make further advances to VP Sports and its subsidiaries during the remainder of 2001 as additional peak liquidity and capital resource needs arise.

On June 29, 2000, the Registrant announced that it had executed a definitive agreement for the acquisitions of Key Financial Systems, Inc. ("Key") and Nova Financial Systems, Inc. ("Nova") based in Clearwater, Florida. Key is a three-year-old financial services call center organization that markets and services credit card programs and provides customer service support for online applications. Under the agreement, Key and Nova's current stockholders will receive a combination of cash and stock of the Registrant. A special meeting of the Registrant's stockholders has been scheduled for June 22, 2001 to consider and vote upon three proposals related to the Key and Nova acquisitions. The Registrant presently believes that it will have sources of cash available to complete the Key and Nova acquisitions through the private offering of equity securities of the Registrant or through the exercise of certain outstanding warrants and options of the Registrant.

During 2000, the Registrant ceased funding the operations of its subsidiary First TeleServices Corp. ("FTC") and the company relied on internal sources of funds generated through cash flows from certain consulting services for its liquidity and capital resources. During 2000, FTC embarked on two initiatives to further its business plan and generate operating funds. Neither initiative was successful and at December 31, 2000, FTC had very limited operations. FTC's lease expired and the company currently operates from the home of its president. While future capital infusions by the Registrant may be necessary, it is anticipated the Registrant given the relatively low overhead requirements of FTC can absorb the amounts. Given the present staffing at FTC and the past lack of success, the Registrant isn't anticipating significant revenues or losses from FTC in 2001.


(c) Results of operations.

The Registrant's operations are divided into segments consisting of: financial services which includes the operations of FBMS (during the year 2000), FTC, nMortgage and Meridian Services; sporting goods/product related which includes the operations of Triumph and equity in the gains and losses of VP Sports; and corporate activities which includes the Registrant prior to consolidation.

REVENUES: Consolidated revenues for the quarter ended March 31, 2001 were $770,591 as compared to $1,420,178 for the Registrant and its subsidiaries for the quarter ended March 31, 2000. Net revenues by segment were as follows:

                             NET REVENUES BY SEGMENT
                                                 Quarter ended
                                                    March 31
                                          ---------------------------
                                          2001                   2000
                                          ----                   ----
                                              Percent                Percent
Segment                           Amount      of Total     Amount    of Total
-------                           ------      --------     ------    --------
Financial services                  $699,815       91%   $1,304,250       92%
Sporting goods/product related        68,895        9%      115,564        8%
Corporate activities                   1,881        -%          364        -%
                                  ----------  --------   ----------  --------
                                    $770,591      100%   $1,420,178      100%
                                  ----------  --------   ----------  --------

Financial Services Segment
--------------------------
Financial services sales decreased by $649,587 or approximately 46%. The decrease included the effect of the rescission of FBMS and the corresponding loss of revenue. A majority of the financial services revenues for the quarter ended March 31, 2001 were from the operations of Meridian Services which accounted for $687,075 of the total. nMortgage contributed $12,740 in revenues from its consulting services as compared to $1,249,250 million from FBMS operations during the first quarter of 2000.

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

At year end 2000, FTC closed its office thereby reducing its overhead to negligible levels and effectively ceasing day to day operations. As a result, FTC had no revenues during the quarter ended March 31, 2001 as compared to $55,000 in revenues in the first quarter of 2000 which represented a majority of FTC's revenues for the entire year. The Registrant presently anticipates FTC will generate little or no operating revenue for the remainder of 2001.

While first quarter revenues were lower in 2001 as compared to 2000, the Registrant anticipates revenues from its mortgage operations will increase significantly in 2001 as Meridian Services continues to offer residential mortgage loans over the Internet utilizing nMortgage's Website GreatRate.com. Additional revenues will be generated through Meridian Services' agreement with the financial institution. In addition, nMortgage and Meridian will continue development of the business to business Internet solutions generating further revenues with a fully interactive customized Website system that connects the financial institution clients and their customers directly to Meridian Services. In the first quarter of 2001, Meridian Services has signed two agreements under this program.

Sporting Goods Segment
----------------------
Triumph sales decreased by $46,669 in the first quarter 2001 compared to the same period in 2000. The decrease is attributable to the sale and closing of two of the Registrant's retail locations in the year 2000 and the closing of one location in the first quarter of 2001. For the remainder of 2001, the Company plans on operating its two GNC franchised stores, which accounted for sales of $185,768 in 2000. Additionally, as a result of losses incurred in both 1999 and 2000, Triumph has replaced its senior management in charge of store operations and instituted tighter inventory and sales audit controls while installing point-of-sale computer systems to aid in inventory tracking. These initiatives will allow Triumph to concentrate its efforts on the two remaining GNC franchised stores and focus on a return to profitability.

Corporate Segment
-----------------
The Registrant's revenues for the quarters ended March 31, 2001 and 2000 on a stand-alone basis consisted primarily of interest income related to certain short-term loans to non-affiliated entities. Revenues increased to $1,881 as compared to $364 in 2000. As a holding company, the Registrant has no significant sources of revenue other than those of its operating subsidiaries. During both 2000 and 2001, the Registrant partially funded its operations from the sales of certain investments, which is considered other income not revenue. For the year 2001, the Registrant anticipates it will continue to divest certain of its investments to cover its operating overhead as it continues to work toward completion of its contemplated acquisition and merger transactions.

COST OF PRODUCT SALES: The Registrant's cost of product sales for the quarter ended March 31, 2001 were $44,781 compared to $72,633 in 2000. The dollar decrease of $27,852 was caused by the Registrant operating only two of its retail operations in the first quarter of 2001 as compared to four locations in 2000.

LOAN PRODUCTION AND PROCESSING: The Registrant had no loan production and processing costs for 2001 relating to the operations of FBMS as compared to $593,374 for 2000 as a result of the FBMS rescission as of June 28, 2000.

SELLING, GENERAL AND ADMINISTRATIVE: The Registrant's selling, general and administrative expenses for the quarter ended March 31, 2001 were $2,800,318 compared to 2000 expenses of $2,641,878 for the same period. Selling, general and administrative expenses are summarized by segment as follows.

             SELLING, GENERAL AND ADMINISTRATIVE EXPENSE BY SEGMENT

                                                Quarter ended
                                                   March 31
                                              -----------------
Segment                                       2001         2000
-------                                       ----         ----
Financial services                         $1,029,048   $2,090,374
Sporting Goods/product related                 79,431      109,977
Corporate activities                        1,691,839      441,527
                                           ----------   ----------
                                           $2,800,318   $2,641,878
                                           ----------   ----------

Financial Services Segment
--------------------------
Financial services selling, general and administrative expenses decreased by $1,061,326 or by 49% for 2001 compared to 2000. The decrease included the effect of the rescission of FBMS which when combined with nMortgage accounted for $2,029,056 of the total in 2000. In 2001, nMortgage had $292,479 and Meridian Services $729,322 in selling, general and administrative expenses.

FTC recorded $7,247 and $61,318 in selling, general and administrative expenses during the quarters ended March 31, 2001 and 2000, respectively. This decrease of $54,071 or 88% is the result of FTC's limited operations during the first quarter of 2001 as compared to 2000. This trend should continue during the remainder of 2001.

Sporting Goods Segment
----------------------
Triumph's selling, general and administrative expenses were $79,431 and $109,977 for the first quarter 2001 and 2000, respectively. This change of $30,546 or 28% is a direct result of triumph operating four stores during the 2000 period versus only two stores during the 2001 period.

Corporate Segment
-----------------
The Registrant's selling, general and administrative expenses on a stand alone basis accounted for $1,691,839 in the first quarter 2001 as compared to $441,527 in the first quarter 2000. These expenses increased $1,250,312 or 283% in 2001 primarily as a result of non-cash compensation expense related to the repricing of certain options and warrants as well as the issuance of warrants and common stock to consultants. Without the effect of this expense which totaled approximately $1,093,000, selling, general and administrative expenses increased approximately $157,000 in 2001 as compared to 2000 or 36% as a result of increased legal and accounting expenses related to the acquisitions of Key and Nova as well as amortization of technology acquired in the acquisition of Greatrate.com.

OTHER INCOME (EXPENSES): For the quarter ended March 31, 2001, other income (expense) included a net investment loss of $34,572, equity in losses of affiliates of $88,600, interest expense of $39,770, interest income of $22,762 and other expense of $753 from the loss on the sale of the assets of FTC. Other income (expense) in 2000 includes net investment gain of $154,125, equity in gain of affiliates of $66,506, interest expense totaling $352,732 and interest income of $73,478.

During 2001, the Registrant recorded losses on trading securities of $39,168 that was offset by unrealized gains from investment of $5,173. During 2000, the Registrant recorded investment income of $154,125 from the sales of investments.

Equity in net losses (gains) of affiliates corresponds to the Registrant's 13.6% ownership interest in VP Sports which is accounted for on an equity basis.

NET LOSS: On a consolidated basis, the net loss for the quarter ended March 31, 2001 was $2,219,036 as compared to $1,909,215 for the quarter ended March 31, 2000. The net loss summarized by segments is as follows:

                               NET LOSS BY SEGMENT

                                                 Quarter ended
                                                    March 31
                                               ------------------
Segment                                        2001          2000
-------                                        ----          ----
Financial services                         $(  344,775)  $(1,708,014)
Sporting Goods/product related                (168,819)       50,417
Corporate activities                        (1,705,442)     (251,618)
                                           -----------   -----------
                                           $(2,219,036)  $(1,909,215)
                                           -----------   -----------

Financial Services Segment
--------------------------
Financial services loss decreased by $1,363,239 in 2001 versus 2000. This was primarily due to the rescission of FBMS which when added to nMortgage accounted for $1,701,696 of the loss in 2000. nMortgage's loss in the first quarter 2001 was $313,808 while FTC lost $35,808 in 2001 versus $6,318 in 2000. These losses were offset by income of $4,841 for Meridian Services in 2001.

Sporting Goods Segment
----------------------
Triumph lost $80,219 in the first quarter 2001 compared to $16,089 in 2000. The increased segment loss was due to the equity losses in affiliate of $88,600 for VP Sports in 2001 as compared to a gain of $66,506 in 2000.

Corporate Segment
-----------------
The Registrant had a loss of $1,705,442 in the first quarter of 2001 compared to a loss of $251,618 in 2000. This loss is primarily due to increased legal and accounting expenses as well as increased compensation expenses in 2001.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS: Net loss applicable to common stockholders was $2,471,336 for the quarter ended March 31, 2001 and $1,926,915 for the quarter ended March 31, 2000. This amount gives effect to the amortization of the discount on the preferred stock of the Registrant if the preferred stockholders had converted their shares to common stock at quarter end as well as deemed preferred stock dividends. This amount does not reflect an actual loss at quarter end over and above the net loss figure presented above.

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


                                         Equitex, Inc.
                                         (Registrant)



Date: May 21, 2001                       By:  /s/ Henry Fong
                                              ----------------------------
                                              Henry Fong
                                              President, Treasurer and
                                               Chief Financial Officer