Form 10-Q
period 2001-06-30
EQUITEX INC
filed 2001-08-20
CIK 716101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2001


             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________to_________


                           Commission File No. 0-12374


                                  EQUITEX, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



Delaware                                                              84-0905189
-------------------------------                              -------------------
(State or other jurisdiction of                                   (IRS Employer
incorporation or organization)                               Identification No.)


                            7315 East Peakview Avenue
                            Englewood, Colorado 80111
                -------------------------------------------------
               (Address of principal executive offices) (Zip code)


                                 (303) 796-8940
                -------------------------------------------------
               (Registrant's telephone number including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding at August 15, 2001: 18,284,820

                         EQUITEX, INC. AND SUBSIDIARIES



PART I    FINANCIAL INFORMATION                                             Page
                                                                            ----

         Item 1.  Financial statements:

                  Independent accountants' report                              3

                  Condensed consolidated balance sheets - June
                  30, 2001 and December 31, 2000                             4-5

                  Condensed consolidated statements of operations-
                  three and six months ended June 30, 2001 and 2000            6

                  Condensed consolidated statement of changes in
                  stockholders' equity - six months ended June 30, 2001      7-8

                  Condensed consolidated statements of cash
                  flows - six months ended June 30, 2001 and 2000           9-10

                  Notes to condensed consolidated financial statements     11-22

         Item 2.  Management's discussion and analysis of financial
                  condition and results of operations                      24-29

         Item 3.  Quantitative and qualitative disclosures of market risk     29

PART II  OTHER INFORMATION

         Item 1.  Legal proceedings                                           30

         Item 2.  Changes in securities and use of proceeds                30-31

         Item 3.  Defaults upon senior securities                             31

         Item 4.  Submission of matters to a vote of security holders         32

         Item 5.  Other information                                           32

         Item 6.  Exhibits and reports on Form 8-K                            32

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors
Equitex, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Equitex, Inc. and subsidiaries as of June 30, 2001, and the related condensed consolidated statements of operations for the three-month and six-month periods then ended, the condensed consolidated statements of stockholders' equity for the six months ended June 30, 2001 and cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements as of June 30, 2001 and for the three and six-month periods ended June 30, 2001 and 2000 for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 30, 2001, except for Notes 16, 20, and 21, as to which the date is May 15, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


GELFOND HOCHSTADT PANGBURN, P.C.




Denver, Colorado
August 15, 2001

                         EQUITEX, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                          June 30,  December 31,
                                                            2001         2000
                                                         ----------   ----------
                                                        (Unaudited)
                                                          (Note 8)

Current assets:
    Cash and cash equivalents                            $  177,168   $  337,234
    Mortgage loans held for sale                            241,465
    Related party receivables, current portion              983,615      900,150
    Other receivables, net                                  350,241      477,613
    Inventories                                              43,555       70,084
    Marketable securities and short term investments        124,284      238,216
                                                         ----------   ----------

     Total current assets                                 1,920,328    2,023,297
                                                         ----------   ----------

Equity investments                                          190,400      365,000
Other investments                                           867,471      867,471
Related party receivables, net of current portion            83,407       83,407
Other receivables                                           376,275      361,007
Furniture, fixtures and equipment, net                      240,817      261,071
Intangible and other assets, net                          4,861,889    5,470,374
                                                         ----------   ----------

                                                          6,620,259    7,408,330
                                                         ----------   ----------

                                                         $8,540,587   $9,431,627
                                                         ==========   ==========
                                  (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               June 30,      December 31,
                                                                 2001            2000
                                                             ------------    ------------
                                                             (Unaudited)
                                                               (Note 8)
Current liabilities:
     Warehouse loans                                         $    235,200
     Notes and advances payable, related parties                2,067,334    $  1,877,631
     Accounts payable                                             650,763         377,763
     Accrued liabilities:
       Related parties                                          1,011,614         719,837
       Others                                                     232,504         162,259
                                                             ------------    ------------
         Total current liabilities                              4,197,415       3,137,490
                                                             ------------    ------------

     Notes and advances payable, others                           157,733          79,627
                                                             ------------    ------------
         Total liabilities                                      4,355,148       3,217,117
                                                             ------------    ------------

Minority interest                                                 470,020         631,070
                                                             ------------    ------------

Commitments and contingencies

Series G, 6%, redeemable convertible preferred stock;
 stated value $1,000 per share; 1,300 shares issued and
 outstanding; liquidation preference, $1,690,000                                1,536,000
                                                                             ------------

Stockholders' equity:
     Preferred stock; 2,000,000 shares authorized;
       Series D, 6%, stated value $1,000 per share; 725
        and 1,200 shares issued and outstanding;
        liquidation preference $1,585,000                         725,000       1,200,000
       Series E, stated value $1,000 per share; 250 shares
        issued and outstanding in 2000                                            250,000
       Series F, 460,000 shares issued and outstanding;
        liquidation preference 3,864,000                        2,990,000       2,990,000
       Series G, 6%, stated value $1,000 per share; 1,300
        shares issued and outstanding; liquidation
        preference $1,798,000                                   1,770,500
     Common stock, par value $.02; 50,000,000 shares
        authorized; 7,687,657 and 7,140,293 shares issued;
        7,618,982 and 7,071,618 shares outstanding                153,753         142,806
     Common stock and warrants to be issued                     1,528,000
     Deferred compensation cost                                  (708,500)
     Additional paid-in capital                                25,814,850      23,629,547
     Accumulated deficit                                      (27,677,002)    (23,695,981)
     Series E preferred stock to be issued (50 preferred
        shares, issued and converted to common stock in
        June 2001)                                                                368,750
     Receivable from former Series E preferred stockholder       (597,145)       (553,645)
     Less treasury stock at cost (68,675 common shares)          (284,037)       (284,037)
                                                             ------------    ------------
         Total stockholders' equity                             3,715,419       4,047,440
                                                             ------------    ------------
                                                             $  8,540,587    $  9,431,627
                                                             ============    ============

            See notes to condesed consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                    Three months                  Six months
                                                   ended June 30,               ended June 30,
                                                2001           2000          2001           2000
                                            -----------    -----------    -----------    -----------
Revenues:
   Product sales                            $    43,672    $   105,024    $   112,567    $   220,588
   Loan production and processing
     revenues                                   855,254         96,590      1,542,329        293,065
   Secondary marketing revenues, net                            10,559                       871,134
   Interest and dividend income, mortgage
     banking operations                                        105,340                       334,655
   Other                                         38,319          3,914         52,940         59,278
                                            -----------    -----------    -----------    -----------
                                                937,245        321,427      1,707,836      1,778,720
                                            -----------    -----------    -----------    -----------
Expenses:
   Cost of product sales                         29,603         63,688         73,384        136,321
   Loan production and processing                              146,361                       739,735
   Selling, general and administrative        2,732,308      1,889,242      5,533,626      4,531,120
   Loss on FBMS rescission (Note 2)                          3,979,000                     3,979,000
                                            -----------    -----------    -----------    -----------
                                              2,761,911      6,078,291      5,607,010      9,386,176
                                            -----------    -----------    -----------    -----------
Loss from operations                         (1,824,666)    (5,756,864)    (3,899,174)    (7,607,456)
                                            -----------    -----------    -----------    -----------
Other income (expenses):
   Investment gains (losses), net                24,597       (256,915)        (9,975)      (102,790)
   Equity in losses of affiliates               (86,000)      (629,404)      (174,600)      (562,898)
   Interest income:
     Related parties                             16,293                        31,481
     Other                                        8,182                        15,756
   Interest expense:
     Related parties                            (40,391)       (74,560)       (79,347)      (114,618)
     Other                                       (6,148)      (257,101)        (6,962)      (569,775)
   Other income (expense)                       (13,728)                      (14,481)        73,478
                                            -----------    -----------    -----------    -----------
                                                (97,195)    (1,217,980)      (238,128)    (1,276,603)
                                            -----------    -----------    -----------    -----------

Loss before income taxes and minority
  interest                                   (1,921,861)    (6,974,844)    (4,137,302)    (8,884,059)
Provision for income taxes                       (1,174)                       (4,769)
                                            -----------    -----------    -----------    -----------
Loss before minority interest                (1,923,035)    (6,974,844)    (4,142,071)    (8,884,059)
Minority interest                               161,050                       161,050
                                            -----------    -----------    -----------    -----------
Net loss                                     (1,761,985)    (6,974,844)    (3,981,021)    (8,884,059)
Accretion of redemption value on
   Series G preferred stock                                                  (184,000)
Deemed preferred stock dividends                (30,900)       (18,200)       (99,200)       (35,900)
                                            -----------    -----------    -----------    -----------
Net loss applicable to common
  shareholders                              $(1,792,885)   $(6,993,044)   $(4,264,221)   $(8,919,959)
                                            ===========    ===========    ===========    ===========
Basic and diluted net loss per common
  share                                     $      (.25)   $      (.98)   $      (.60)   $     (1.25)
                                            ===========    ===========    ===========    ===========
Weighted average number of common
  shares outstanding                          7,151,951      7,140,293      7,112,226      7,140,293
                                            ===========    ===========    ===========    ===========

            See notes to condensed consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 2001

                                   (UNAUDITED)

                                                                                                             Common
                                                 Convertible                                               stock and
                                                preferred stock            Common stock                     warrants     Deferred
                                            ------------------------   ---------------------   Treasury       to be    compensation
                                              Shares        Amount      Shares      Amount      stock        issued        cost
                                            ----------   -----------   ---------   ---------  ----------   -----------  ----------
Balances, January 1, 2001                      461,450   $ 4,440,000   7,140,293   $ 142,806  $ (284,037)         --          --

Repricing of stock options and warrants

Issuance of common stock  for services

Common stock of subsidiary to be issued

Common stock of Company issued for
 services                                                                120,000      2,400

Accretion of Series G redeemable preferred stock

Reclassification of Series G redeemable
preferred stock                                  1,300     1,770,500

Conversion of Series D and E
 preferred stock to common stock                  (775)     (725,000)    427,364       8,547

Agreement to issue common stock and
 warrants for services                                                                                      $1,528,000  $(1,528,000)

Amortization of deferred compensation cost                                                                                  819,500

Payment of FBMS obligations (Note 4)

Net loss
                                            ----------   -----------   ---------   ---------  ----------   -----------  -----------
Balances, June 30, 2001                        461,975   $ 5,485,500   7,687,657   $ 153,753  $ (284,037)  $ 1,528,000  $  (708,500)
                                            ==========   ===========   =========   =========  ==========   ===========  ===========

                                   (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                         SIX MONTHS ENDED JUNE 30, 2001

                                   (UNAUDITED)

                                                                                             Receivable
                                                                                            from former
                                              Additional                      Series E        Series E          Total
                                                paid-in      Accumulated   preferred stock   preferred      stockholders'
                                                capital        deficit       to be issued   stockholder        equity
                                             ------------    ------------    ------------   ------------    ------------

Balances, January 1, 2001                    $ 23,629,547    $(23,695,981)   $    368,750   $   (553,645)   $  4,047,440

Repricing of stock options and warrants           138,000                                                        138,000

Issuance of warrants for services                 436,000                                                        436,000

Common stock of subsidiary to be issued           124,000                                                        124,000

Common stock of Company issued for
 services                                         636,600                                                        639,000

Accretion of Series G redeemable preferred
 stock                                           (234,500)                                                      (234,500)

Reclassification of Series G redeemable
 preferred stock                                                                                               1,770,500

Conversion of Series D and E
 preferred stock to common stock                1,085,203                        (368,750)                            --

Agreement to issue common stock and
 warrants for services                                                                                                --

Amortization of deferred compensation cost                                                                       819,500

Payment of FBMS obligations (Note 4)                                                             (43,500)        (43,500)

Net loss                                                       (3,981,021)                                    (3,981,021)
                                             ------------    ------------    ------------   ------------    ------------

Balances, June 30, 2001                      $ 25,814,850    $(27,677,002)           --     $   (597,145)   $  3,715,419
                                             ============    ============    ============   ============    ============

            See notes to condensed consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            SIX MONTHS ENDED JUNE 30,

                                   (UNAUDITED)

                                                                  2001             2000
                                                              ------------    ------------
Cash flows used in operating activities:
Net loss                                                      $ (3,981,021)   $ (8,884,059)
                                                              ------------    ------------
Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
     Depreciation and amortization                                 662,624       1,547,393
     Repricing of stock options and warrants                       138,000
     Loss on FBMS rescission                                                     3,979,000
     Loss (gain) on sale of subsidiary assets                       14,481         (76,620)
     Common stock issued for services                              639,000
     Warrants issued for services                                  436,000
     Common stock of subsidiary to be issued                       124,000
     Deferred compensation expense for services                    819,500
     Minority interest                                            (161,050)
     Increase in receivable from former Series E
       preferred stockholder (Note 4)                              (43,500)
     Provision for bad debts                                                        22,628
     Investment loss, net                                           24,073         102,790
     Equity in losses of affiliates                                174,600         562,898
     Changes in assets and liabilities:
       (Increase) decrease in investments in trading
         securities                                                (14,098)        347,876
       Decrease (increase) in receivables                           50,775          (6,820)
       (Increase) decrease in mortgage loans held for sale        (241,465)     13,838,929
       Decrease (increase) in inventories                           26,529          (4,331)
       Increase in other assets                                    (11,020)       (317,971)
       Increase in accounts payable and accrued liabilities        635,023         832,675
                                                              ------------    ------------
       Total adjustments                                         3,273,472      20,828,447
                                                              ------------    ------------
Net cash (used in) provided by operating activities               (707,549)     11,944,388
                                                              ------------    ------------
Cash flows from investing activities:
     Purchase of other investments                                (100,000)        (12,471)
     Sales of other investments                                    203,957         278,032
     Purchases of furniture, fixtures and equipment                (37,856)        (16,243)
     Repayment of loans and notes receivable                       160,553         115,998
     Issuance of loans and notes receivable                       (182,690)     (2,767,017)
     Proceeds from sales of furniture, fixtures and
       equipment                                                       510
                                                              ------------    ------------
Net cash provided by (used in) investing activities                 44,474      (2,401,701)
                                                              ------------    ------------

                                   (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                            SIX MONTHS ENDED JUNE 30,

                                   (UNAUDITED)

                                                                  2001            2000
                                                              ------------    ------------
Cash flows from financing activities:
     Issuance of notes payable                                     423,035       3,358,432
     Repayment of notes payable                                   (155,226)        (80,320)
     Warehouse loans and other notes payable                       235,200     (14,906,244)
     Proceeds from subsidiary stock transactions                                 1,522,000
                                                              ------------    ------------
Net cash provided by (used in) financing activities                503,009     (10,106,132)
                                                              ------------    ------------
Decrease in cash and cash equivalents                             (160,066)       (563,445)
Cash and cash equivalents, beginning                               337,234         783,606
                                                              ------------    ------------

Cash and cash equivalents, ending                             $    177,168    $    220,161
                                                              ============    ============
Supplemental disclosure of cash flow information:
     Cash paid for interest:                                  $     13,655    $    530,424
                                                              ============    ============
Supplemental disclosure of non-cash investing and financing
  activities:
     Conversion of preferred stock to common stock            $  1,093,750
                                                              ============
     Rescission and divestiture of FBMS:
       Fair value of assets divested                                          $ (4,561,000)
       Liabilities divested                                                     15,912,000
       Intangible assets impaired                                              (15,330,000)
                                                                              ------------
         Loss on FBMS rescission                                              $  3,979,000
                                                                              ============
     Sale of subsidiary assets:
       Equipment                                                              $     38,500
       Intangible assets                                                            84,880
       Inventory                                                                    68,062
       Note receivable issued in exchange                                         (268,062)
                                                                              ------------
         Gain on sale of subsidiary assets                                    $    (76,620)
                                                                              ============


            See notes to condensed consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

1.   Basis of presentation:

     The condensed consolidated financial statements of Equitex, Inc. and subsidiaries (the "Company") for the three-month and six-month periods ended June 30, 2001 and 2000, have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of June 30, 2001, and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments, except for those described in Note 2. The condensed consolidated balance sheet as of December 31, 2000, has been derived from the audited consolidated balance sheet of the Company as of that date.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company's Form 10-K/A annual report for 2000, filed with the Securities and Exchange Commission on May 16, 2001. The results of operations for the six months ended June 30, 2001 and 2000, are not necessarily indicative of the results to be expected for the full year.

     The condensed consolidated financial statements as of and for the periods ended June 30, 2001 include the accounts of Equitex, Inc., and the following significant subsidiaries: nMortgage, Inc. ("nMortgage"), and through June 28, 2000, it's wholly-owned subsidiary First Bankers Mortgage Services, Inc. ("FBMS"), First Teleservices Corporation ("FTC"), Triumph Sports Group, Inc. ("Triumph") and Meridian Services, Inc. ("Meridian"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Minority interest at June 30, 2001, represents issued and outstanding preferred stock of nMortgage and Meridian. Minority interest reflected in the Company's statement of operations for the six months ended June 30, 2001 represents net losses of nMortgage allocated to minority preferred stockholders.

     On August 6, 2001, the Company acquired Nova Financial Systems, Inc., a
       Florida corporation ("Nova") and Key Financial Systems, Inc. ("Key"), both companies that were under common control with nearly an identical ownership structure, in exchange for (i) 9,084,773 shares of the Company's common stock, (ii) cash consideration of $5 million, (iii) warrants to acquire an aggregate of 990,134 shares of the Company's common stock exercisable at $0.02 per share, and (iv) warrants to acquire an aggregate of 3,933,350 shares of the Company's common stock exercisable at $5.65 per share. In order to raise the cash consideration of $5 million, the Company issued two new series of convertible preferred stock; the Series H 8% Convertible Preferred Stock which raised an aggregate of $2,359,000, and the Series I 6% Convertible Preferred Stock which raised an aggregate of $4,000,000. (Notes 4 and 8)

2.   Rescission of FBMS Agreement and Plan of Reorganization and divestiture of
     FBMS:

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

     Pursuant to the terms of the settlement relating to the rescission agreement, the parties agreed that nMortgage was to retain certain technological rights which were developed subsequent to August 23, 1999. In addition, as part of the settlement, the Company agreed to issue up to 50 additional shares of Series E convertible preferred stock relating to certain performance conditions pursuant to the FBMS acquisition that were satisfied prior to the rescission (Note 4).

                         EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

2. Rescission of FBMS Agreement and Plan of Reorganization and divestiture of FBMS (continued):

     As a result of the rescission agreement, the Company divested itself of the assets, liabilities, and operations of FBMS as of June 28, 2000, and as a result, recorded a loss of $3,979,000, represents the write off of the Company's investment in FBMS, including remaining goodwill as of the date of the rescission. The operating results of FBMS have been included in the consolidated statements of operations from the date of acquisition through the date of rescission.

     The following pro forma information has been prepared assuming the rescission of FBMS had taken place on January 1, 2000. The pro forma information includes adjustments to remove the operating results of FBMS, related amortization of goodwill arising from the acquisition of FMBS, the loss on the FBMS rescission, and to include amortization expense related to the technological rights retained in the rescission transaction.

     The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

                                                        Six months ended
                                                          June 30, 2000
                                                       -----------------
           Revenues                                    $         345,000
           Net loss                                    $      (1,735,000)
           Net loss applicable to common shareholders  $      (1,771,000)
           Basic and diluted loss per common share     $            (.24)
           Shares used in per share calculation                7,140,293

3.   Commitments and contingencies:

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

                         EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

3.   Commitments and contingencies (continued):

     Litigation (continued):

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows of the Company.

     Consulting and employment agreements:

     In connection with the acquisition of Meridian in September 2000, the Company entered into certain consulting and employment agreements which require nMortgage to issue to the consultant/employee common shares of nMortgage equal to 2% of the issued and outstanding common shares of nMortgage on a fully diluted basis. The Company has recognized $124,000 of expense during the six months ended June 30, 2001, in accordance with these agreements. The employment agreement also required nMortgage to grant to the employee options to purchase up to 150,000 shares of nMortgage common stock at $1.00 per share, the estimated fair value of the nMortgage common stock at the date of grant.

     In September 2000, the Company entered into a consulting agreement for services to be performed subsequent to December 31, 2000, in which, upon the satisfaction of various performance criteria, the Company is to issue 75,000 shares of common stock and warrants to purchase and additional 75,000 shares of common stock at an exercise price equal to 80% of the average closing bid price of the Company's common stock ten days prior to issuance. At the date of commitment, the total compensation cost was calculated to be approximately $750,000, which is to be recognized subsequent to December 31, 2000 as the performance criteria are satisfied. The Company has recognized $625,000 of expense during the six months ended June 30, 2001, in accordance with the terms of this agreement.

     In April 2001, the Company entered into a consulting agreement for investor relations and development services, in which, upon the satisfaction of various performance criteria, the Company is to issue 150,000 shares of common stock. At the date of the commitment, the total compensation cost was calculated to be approximately $778,000, which is to be recognized as the performance criteria are satisfied. The Company has recognized $194,500 of expense during the six months ended June 30, 2001, in accordance with the terms of this agreement.

4.   Stockholders' equity:

     Series D convertible preferred stock:

     The holder of each share of Series D convertible preferred stock (the
       "Series D Preferred Stock") is entitled to a 6% cumulative annual dividend, payable quarterly. The dividend is payable either in cash or in shares of the Company's common stock, at the discretion of the Company. The Series D Preferred Stock contains a liquidation preference equal to the sum of the stated value of each share plus an amount equal to 100% of the stated value plus the aggregate of all accrued and unpaid dividends on each share of Series D Preferred Stock until the most recent dividend payment date or date of liquidation, dissolution or winding up of the Company.

                         EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

4.   Stockholders' equity (continued):

     Series D convertible preferred stock (continued):

     The Series D Preferred Stock is convertible into common stock at any time, at a conversion price per share of common stock equal to 65% of the average closing bid price of the Company's common stock as specified in the agreement.

     In May and June 2001, 475 shares of the Series D Preferred Stock plus accrued dividends of $65,401 on those shares, were converted into 127,364 shares of common stock, at an average conversion price of $4.24 per share.

     Series E convertible preferred stock and receivable from former Series E preferred stockholder:

     In connection with the August 23, 1999 acquisition of FBMS, the Company issued 250 shares of Series E convertible preferred stock (the "Series E Preferred Stock") valued at approximately $2,531,000, and contingent consideration consisting of up to 750 shares of Series E Preferred Stock, as specified in the acquisition agreement. In conjunction with the June 28, 2000 FBMS rescission agreement, the Company agreed to issue an additional 50 shares of Series E Preferred Stock to the owner relating to certain performance conditions pursuant to the FBMS acquisition that were satisfied prior to rescission. The 50 additional shares of Series E preferred stock are convertible into 50,000 shares of common stock and are valued at $368,750, which was based on the quoted market price of the underlying shares of common stock at the date of rescission, and which was recorded as expense by the Company in 2000.

     In June 2001, all 300 shares of the Series E Preferred Stock were converted into 300,000 shares of common stock, at a conversion price of $1,000 per share.

     Certain FBMS obligations totaling $597,145 and $553,645 at June 30, 2001 and December 31, 2000, respectively, most of which were guaranteed by the Company, were paid on behalf of the Company by the Company's president or by the Company's subsidiary, nMortgage. The Company recorded a payable to the president as well as a receivable from the previous owner of FBMS, who is also the former Series E preferred stockholder. Due to the uncertainty regarding the ultimate realization of the receivable, the balance is classified as a reduction to stockholders' equity at June 30, 2001 and December 31, 2000.

                         EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

4.   Stockholders' equity (continued):

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

     In July 2001, all 460,000 shares of Series F Preferred Stock were converted into 525,716 shares of common stock, at a conversion price of $7.00 per share.

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

     Because the Series G Preferred Stock contained an immediate beneficial conversion feature, both additional paid-in capital and the accumulated deficit were increased by $700,000 during the third quarter of 2000, the amount of the discount resulting from the beneficial conversion feature. The holder of the Series G Preferred Stock is entitled to cumulative dividends at 6% per annum plus a 4% dividend default rate, payable quarterly commencing September 30, 2000. Dividends are payable in cash or, at the Company's option, in shares of the Company's common stock. All outstanding shares of Series G Preferred Stock automatically convert into common stock on August 31, 2003. The Series G Preferred Stock is redeemable at the Company's option at any time through August 31, 2003 at a redemption price equal to $1,350 per share plus any accrued but unpaid dividends. Through June 30, 2001, the Company recorded a $650,500 accretion to the Series G Preferred Stock balance so that the carrying value of the Series G Preferred Stock will equal the redemption amount at the redemption date.

     In May 2001, the Company satisfied criteria which removed the manadatory redemption requirements from the Series G Preferred Stock terms; and therefore the Series G Preferred Stock has been reclassified to stockholders' equity at June 30, 2001.

                         EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

4.   Stockholders' equity (continued):

     Series H Convertible Preferred Stock:

     In July 2001, the Company issued 2,359 shares of 8%, Series H Convertible
       Preferred Stock (the "Series H Preferred Stock") for $1,000 per share, which is the stated value per share (total proceeds of $2,359,000 less issue costs of approximately $300,000). Each share of Series H Preferred Stock automatically converted into 200 shares of the Company's common stock and 200 warrants to purchase common stock on July 19, 2001. Each warrant is exercisable until July 19, 2004 at an exercise price equal to the average of the last trade of the Company's common stock twenty days prior to July 19, 2001.

     Series I Convertible Preferred Stock:

     In August 2001, the Company issued 4,000 shares of 6%, Series I Convertible
       Preferred Stock (the "Series I Preferred Stock") along with warrants to purchase 400,000 shares of common stock for $1,000 per share, which is the stated value per share (total proceeds of $4,000,000 less issue costs of approximately $500,000). The Series I Preferred Stock is convertible, together with any accrued but unpaid dividends, at any time into shares of the Company's common stock at a conversion price per share equal to the lesser of $5.98 or 65% of the average closing price of the Company's common stock as specified in the agreement.

     Options and warrants:

     In June 2001, 21,000 options issued under the 1999 stock option plan were forfeited and reissued to both an employee and a director of the Company. The options were granted with an exercise price above market value at the date of issuance and are exercisable through June 2006.

     In August 2001, the Company issued 78,645 shares of common stock at a price equal to the closing stock price at the date of issuance along with warrants to purchase 78,645 shares of common stock in exchange for $495,510 in related party receivables due by the Company's subsidiary Triumph. The warrants were granted with an exercise price above market value at the date of issuance and are exercisable through August 2006.

     In August 2001, the Company issued 78,339 shares of common stock along with warrants to purchase 78,339 shares of common stock to Equitex 2000, Inc. ("Equitex 2000"), a wholly owned subsidiary of the Company. The warrants were granted with an exercise price above market at the date of issuance and are exercisable through August 2006. The stock and warrants were valued at approximately $410,000.

     Debt conversions:

     In August 2001, the Company converted $859,062 in notes and other payables due to related parties of the Company into 163,466 shares of the Company's common stock at a price equal to the closing stock price at the date of issuance along with warrants to purchase 163,466 shares of common stock. The warrants were granted with an exercise price above market value at the date of issuance and are exercisable through August 2006.

                         EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

5.   Subsidiary transactions:

     Effective January 1, 2000, Triumph sold the assets of one of its five retail stores in exchange for a $268,000 note receivable. In connection with this transaction, Triumph recorded a gain on the sale of approximately $76,600, which is included in other income in the accompanying statement of operations for the six-months ended June 30, 2000. In November 2000 and March 2001, the Company terminated operations at two other retail stores. In connection with these store closings, the Company recorded an $88,900 impairment loss in 2000. During the fourth quarter of 2000, in connection with the store closings and an evaluation of future undiscounted cash flows, the Company concluded that an impairment charge of $365,350 was necessary to write off the carrying amount of goodwill related to the Triumph operations.

     During the six-months ended June 30, 2000, an officer/shareholder of the Company sold marketable securities to Triumph for $10,000. The difference between the cost and market value of these securities at the date of the sale totaled $382,807 and was recorded as an increase to additional paid-in capital.

6.   Proposed business transactions:

     Proposed transactions with Chex Services, Inc.:

     On August 13, 2001, the Company announced the signing of a letter of intent with Chex Services, Inc. ("Chex"). Chex is a financial services company that provides check cashing, automated teller machines and credit card advances to customers primarily at gaming establishments. The Company's are currently in the process of negotiating a definitive agreement and the terms of the transaction.

7.   Operating segments:

     As of and during the three and six month periods ended June 30, 2001 and 2000, the segment results were as follows:

     Three months ended June 30,:
     ---------------------------
     2001:

                                           Sporting goods/      Corporate activities
                             Financial         product      -------------------------------
                             services          related       Investments           Other         Total
                          --------------   -------------    -------------     -------------   -----------
     Revenues             $      892,290   $      43,672                      $       1,283   $   937,245
     Segment gain (loss)         (76,537)       (177,414)   $      23,421        (1,531,455)   (1,761,985)

     2000:
                                           Sporting goods/      Corporate activities
                             Financial         product      -------------------------------
                             services          related       Investments           Other         Total
                          --------------   -------------    -------------     -------------   -----------
     Revenues             $      186,330   $     122,502    $      12,481     $         114   $   321,427
     Segment (loss)           (1,337,033)       (774,553)        (161,901)       (4,701,357)   (6,974,844)

                         EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

7.   Operating segments (continued):

     Six months ended June 30,:
     -------------------------
     2001:
                                           Sporting goods/      Corporate activities
                             Financial         product      -------------------------------
                             services          related       Investments           Other         Total
                          --------------   -------------    -------------     -------------   -----------
     Revenues             $    1,592,105   $     112,567                      $       3,164   $ 1,707,836
     Segment (loss)             (430,722)       (346,233)   $     (10,574)       (3,193,492)   (3,981,021)
     Total assets              2,995,536         868,870          755,551         3,920,630     8,540,587

     2000:
                                           Sporting goods/      Corporate activities
                             Financial         product      -------------------------------
                             services          related       Investments           Other         Total
                          --------------   -------------    -------------     -------------   -----------
     Revenues             $    1,492,275   $     238,066    $      47,901     $         478   $ 1,778,720
     Segment (loss)           (3,100,383)       (724,136)          (7,776)       (5,051,764)   (8,884,059)
     Total assets              3,462,312       1,530,515        1,960,218         1,328,095     8,281,140

8.   Unaudited pro forma financial information:

     On June 22, 2001, at a Special Meeting of the Stockholders, the stockholders of the Company approved three proposals outlined in the Definitive Special Meeting Proxy Statement dated May 16, 2001. These proposals included the following:

     A. A proposal to increase the number of authorized shares of the Company's common stock from 7,500,000 shares to 50,000,000 shares.

     B. A proposal to provide for the distribution by the Company of all of its assets (which primarily consist of its investments in subsidiaries) to Equitex 2000; the assumption of all the Company's liabilities by Equitex 2000; and the subsequent distribution of Equitex 2000 common shares to the stockholders of the Company in a spin off transaction.

     C. A proposal to acquire all of the outstanding capital stock of Nova and Key, companies under common control with nearly an identical ownership structure, in exchange for 50% of the outstanding common stock of the Company on a post acquisition basis, cash consideration of $5 million and a warrant. Effective August 6, 2001 the Company completed these acquisitions.

     The following unaudited pro forma condensed statements of operations for the Company for the six months ended June 30, 2001, and for the year ended December 31, 2000, give effect to the transactions described above as if they had occurred effective January 1, 2001 and January 1, 2000 respectively. The following unaudited pro forma condensed balance sheet as of June 30, 2001, gives effect to the transactions as if they had occurred on June 30, 2001.

     The summary historical data has been derived from and should be read in conjunction with the audited consolidated financial statements of the Company, included in its Annual Report on Form 10-K/A for the year ended December 31, 2000, and its unaudited interim financial statements included in its Quarterly Report on Form 10-Q for the period ended March 31, 2001.

                         EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

8.   Unaudited pro forma financial information (continued):

     These unaudited pro forma condensed financial statements do not purport to present results which would actually have been obtained if the transactions had been in effect during the periods covered or any future results which may in fact be realized. These unaudited pro forma condensed financial statements should be read in conjunction with the accompanying notes and the separate historical financial statements of the Company referred to above.

     Description of Equitex pro forma adjustments:

     A. To reflect the distribution by the Company of all of its assets to Equitex 2000, and the assumption by Equitex 2000 of the Company's liabilities.

     B.1 To reflect the issuance of 2,359 shares of Series H Preferred Stock in exchange for net proceeds of $2,059,000 (net of $300,000 issue costs), which is to be used along with the proceeds from the Series I Preferred Stock (see B.2) in connection with the Company's acquisition of Key and Nova. All shares of Series H Preferred Stock converted into 471,800 shares of the Company's common stock on July 19, 2001.

     B.2 To reflect the issuance of 4,000 shares of Series I Preferred Stock in exchange for net proceeds of $3,500,000 (net of $500,000 issue costs), which is to be used along with the proceeds from the Series H Preferred Stock in connection with the Company's acquisitions of Key and Nova.

     B.3 To reflect the conversion of all 460,000 shares of Series F Preferred Stock into 525,716 shares of the Company's common stock on July 19, 2001.

     B.4 To reflect the issuance of 112,500 shares of the Company's common stock to consultants upon the exercise of warrants and the issuance of 320,450 shares to related parties for debt conversions and the purchase of receivables prior to the completion of the acquisitions.

     C. To reflect the acquisition of all of the outstanding common shares of Key and Nova, companies under common control with nearly an identical ownership structure, and consolidation of Key and Nova. All intercompany accounts have been eliminated. The purchase price consists of 9,084,773 shares of the Company's common stock (which represents 50% of the outstanding common shares of the Company, after giving effect to the consummation of the merger), and warrants for the purchase of common stock of the Company equal to 100% of any warrants, options, preferred stock or other securities outstanding at the closing date and exchangeable for or convertible into the Company's common shares.

         The transaction is recorded as a reverse acquisition. The purchase price applied to the reverse acquisition has been based on the net book value of the underlying assets of the Company prior to the transaction plus $5,000,000.

     D. To reflect estimated federal and state income tax effects of the transactions described above, taking into consideration available net operating losses.

                         EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

8.   Unaudited pro forma financial information (continued)

     UNAUDITED PRO FORMA C0NDENSED BALANCE SHEET
     JUNE 30, 2001

                                                                       Distribution
                                                                        of assets/   Acquisition
                                                                      assumption of       of
                                      Equitex, Inc.                    liabilities     Key/Nova
                                          and                             to/by       (combined
                                      subsidiaries      Stock         Equitex 2000,    balance       Pro forma
     ASSETS                            Historical    transactions          Inc.        sheets)       combined
                                      ------------   -----------       -----------   ------------   -----------
                                                                         (SEE A)        (SEE C)
     Cash and cash equivalents        $    177,168   $ 2,059,000 (B1)  $  (736,168)  $    482,291   $   482,291
                                                       3,500,000 (B2)                  (5,000,000)
     Receivables                         2,035,003                      (2,035,003)     6,709,744     6,709,744
     Investments                         1,182,155                      (1,182,155)
     Intangible and other assets         5,146,261                      (5,146,261)       308,257       308,257
                                      ------------   -----------       -----------   ------------   -----------
     Total assets                     $  8,540,587   $ 5,559,000       $(9,099,587)  $  2,500,292   $ 7,500,292
                                      ============   ===========       ===========   ============   ===========

     LIABILITIES AND STOCKHOLDERS'
     EQUITY

     Accounts payable                 $    650,763                     $  (650,763)  $  1,236,930   $ 1,236,930
     Accrued expenses and other
       liabilities                       1,244,118                      (1,244,118)       244,252       244,252
     Notes payable                       2,460,267                      (2,460,267)
     Due to cardholders                                                                 4,826,807     4,826,807
                                      ------------   -----------       -----------   ------------   -----------
     Total liabilities                   4,355,148                      (4,355,148)     6,307,989     6,307,989
                                      ------------   -----------       -----------   ------------   -----------
     Minority interest                     470,020                        (470,020)
                                      ------------   -----------       -----------   ------------   -----------
     Preferred stock                     5,485,500   $ 4,000,000 (B2)
                                                      (2,990,000)(B3)                                 6,495,500
     Common stock                          153,753         9,436 (B1)
                                                          10,514 (B3)
                                                           8,659 (B4)                     181,695       364,057
     Accumulated deficit               (27,677,002)                                    27,471,811      (205,191)
     Other stockholders' equity
      (deficiency)                      25,753,168     4,520,391        (4,274,419)   (31,461,203)   (5,462,063)
                                      ------------   -----------       -----------   ------------   -----------
     Total stockholders' equity          3,715,419     5,559,000        (4,274,419)    (3,807,697)    1,192,303
                                      ------------   -----------       -----------   ------------   -----------
     Total liabilities and
       stockholders' equity           $  8,540,587   $ 5,559,000       $(9,099,587)  $  2,500,292   $ 7,500,292
                                      ============   ===========       ===========   ============   ===========

                         EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

8.   Unaudited pro forma financial information (continued)

     UNAUDITED PRO FORMA C0NDENSED STATEMENT OF OPERATIONS
     SIX MONTHS ENDED JUNE 30, 2001

                                                          Adjustments
                                                              to
                                                            reflect      Adjustments
                                                         distribution         to
                                          Equitex, Inc.    of assets/    reflect the
                                               and        liabilities   acquisitions
                                          subsidiaries    to Equitex          of             Pro forma
                                           Historical     2000, Inc.     Key and Nova        combined
                                           -----------    -----------    -----------        -----------
                                                            (SEE A)        (SEE C)

     Product sales                         $   112,567  $    (112,567)
     Credit card income                                                  $ 4,878,997        $ 4,878,997
     Loan production and processing          1,542,329     (1,542,329)
     Application fees, net of direct
        marketing costs                                                    2,230,938          2,230,938
     Other                                      52,940        (52,940)       180,811            180,811
                                           -----------    -----------    -----------        -----------

     Total income                            1,707,836     (1,707,836)     7,290,746          7,290,746

     Cost of sales                              73,384        (73,384)
                                           -----------    -----------    -----------        -----------

     Gross profit                            1,634,452     (1,634,452)     7,290,746          7,290,746
                                           -----------    -----------    -----------        -----------

     Selling, general and administrative     5,533,626     (5,533,626)     3,315,806          3,315,806
     Application processing fees and
        third party servicing fees                                         2,592,416          2,592,416
     Provision for credit card losses                                        205,345            205,345
     Other                                     238,128       (238,128)
                                           -----------    -----------    -----------        -----------

     Total operating expenses                5,771,754     (5,771,754)     6,113,567          6,113,567
                                           -----------    -----------    -----------        -----------

     Income (loss) before income taxes
        and minority interest               (4,137,302)     4,137,302      1,177,179          1,177,179
     Provision for income taxes                  4,769         (4,769)                (D)
                                           -----------    -----------    -----------        -----------
     Income (loss) before minority
         interest                           (4,142,071)     4,142,071      1,177,179          1,177,179
     Minority interest                         161,050       (161,050)
                                           -----------    -----------    -----------        -----------
     Net income (loss)                     $(3,981,021)   $ 3,981,021    $ 1,177,179        $ 1,177,179
                                           ===========    ===========    ===========        ===========
     Basic and diluted net income
        (loss) per common share            $     (0.60)                                     $      0.06
                                           ===========                                      ===========
     Weighted average number of
        common shares outstanding            7,112,226                                       18,169,546
                                           ===========                                      ===========

                         EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

8.   Unaudited pro forma financial information (continued)

     UNAUDITED PRO FORMA C0NDENSED STATEMENT OF OPERATIONS
     YEAR ENDED DECEMBER 31, 2000

                                                            Adjustments
                                                                to
                                                              reflect     Adjustments
                                                           distribution         to
                                          Equitex, Inc.     of assets/    reflect the
                                                and         liabilities   acquisitions
                                           subsidiaries     to Equitex          of              Pro forma
                                            Historical      2000, Inc.    Key and Nova           combined
                                           ------------    ------------   ------------         ------------
                                                            (SEE A)        (SEE C)

     Product sales                         $    376,394  $     (376,394)
     Credit card income                                                   $ 11,594,818        $ 11,594,818
     Loan production and processing           1,173,148      (1,173,148)
     Secondary market, net                      871,134        (871,134)
     Application fees, net of direct
        marketing costs                                                      2,735,438           2,735,438
     Other                                      448,615        (448,615)       182,618             182,618
                                           ------------    ------------   ------------        ------------
     Total income                             2,869,291      (2,869,291)    14,512,874          14,512,874

     Cost of sales                              233,228        (233,228)
                                           ------------    ------------   ------------        ------------
     Gross profit                             2,636,063      (2,636,063)    14,512,874          14,512,874
                                           ------------    ------------   ------------        ------------
     Selling, general and administrative      8,594,478      (8,594,478)     5,221,993           5,221,993
     Loan production and processing             739,735        (739,735)
     Application processing fees and
       third party servicing fees                                            5,677,641           5,677,641
     Provision for credit card losses                                           56,520              56,520
     Impairment loss                            807,250        (807,250)
     Net investment loss                        451,502        (451,502)
     Interest expense                           736,749        (736,749)
     Loss on FBMS recission                   3,979,000      (3,979,000)
     Other                                     (186,707)        186,707
                                           ------------    ------------   ------------        ------------
     Total operating expenses                15,122,007     (15,122,007)    10,956,154          10,956,154
                                           ------------    ------------   ------------        ------------
     Income (loss) before income taxes      (12,485,944)     12,485,944      3,556,720           3,556,720
     Provision for income taxes                  13,457         (13,457)       668,000  (D)        668,000
                                           ------------    ------------   ------------        ------------
     Net income (loss)                     $(12,499,401)   $ 12,499,401   $  2,888,720        $  2,888,720
                                           ============    ============   ============        ============
     Net income (loss) applicable to
      common stockholders                  $(13,749,401)                                      $  1,638,720
                                           ============                                       ============
     Basic net income (loss)
      per common share                     $     (1.93)                                       $       0.12
                                           ============                                       ============
     Diluted net income (loss)
      per common share                     $     (1.93)                                       $       0.08
                                           ===========                                        ============
     Weighted average number of
      common shares outstanding              7,106,749                                          14,247,042
                                           ===========                                        ============

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

(a) Liquidity.
(b) Capital Resources.

On August 6, 2001, the Registrant completed the distribution of all of its assets and liabilities, net of $5,000,000 in cash utilized to complete the acquisitions of Nova Financial Systems, Inc. ("Nova") and Key Financial Systems, Inc. ("Key"), to Equitex 2000 In addition, effective August 6, 2001, the Registrant completed its acquisitions of Nova and Key. As a result of these transactions, beginning in August 2001, the historical cash flow information detailed below as well as discussions of liquidity and capital resources of the Registrant's current operations will move to Equitex 2000. On a going forward basis following the acquisitions of Nova and Key, liquidity and capital resources issues for the Registrant will be related to the operations of Nova and Key.

At June 30, 2001, the Registrant had a cash position on a consolidated basis of $177,168. Cash flows used in operating activities in the six months ended June 30, 2001 was $(707,549) versus cash provided by operating activities of $11,944,388 during the same period of 2000. A significant portion of the change was the decrease in mortgage loans held for sale of $13,838,929, which was related to the restructuring and subsequent rescission of the acquisition of First Bankers Mortgage Services, Inc. ("FBMS") during 2000. The Registrant does not expect this trend to continue in the future as the Registrant's mortgage operations primarily utilize the table funding method for loans, thus minimizing mortgage loans held for sale. Also of note is the repricing of options and warrants, warrants issued for services, deferred compensation expense for services and common stock issued for services which aggregated $2,032,500 during the six months ended June 30, 2001, significantly affecting the net loss for the period. On a short-term basis, until the acquisitions of Nova and Key are complete, the Registrant anticipates negative liquidity from operations. However, the Registrant expects the operations of Key and Nova will positively affect the long-term liquidity prospects for the Registrant given their historical operating profitability.

Cash flows provided by investing activities was $44,474 in the six months ended June 30, 2001 as compared to cash flows used in investing activities of $(2,401,701) in 2000. In the 2001 period, the Registrant received cash from the sales of investments and repayment of loans and notes receivable. In the 2000 period, issuances of loans and notes receivable accounted for a majority of cash used in investing activities. The Registrant expects cash flows from investing activities in the final half of 2001 will be significantly affected by the acquisitions of Key and Nova.

Cash flows provided by financing activities were $503,009 in the first six months of 2001 versus cash used in financing activities of $(10,106,132) in 2000. Repayment of warehouse loans of $(14,906,244)

                                    ITEM TWO
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION

significantly affected the Registrant's financing activities during the 2000 quarter. This is a non-recurring item related to the FBMS mortgage lending activities and as a result of the rescission. The Registrant issued $658,235 in notes payable and warehouse loans and other notes payable that were offset by the repayment of notes payable of $(155,226) during the six month period in 2001.

In order to complete the acquisitions of Key and Nova, which required $5,000,000 in cash, the Registrant commenced two private placements of preferred stock. The Registrant received net proceeds from the Series H and Series I preferred stock private placements of approximately $5,560,000. Of this amount, $5,000,000 was used to complete the Nova and Key acquisitions; the remainder was distributed to Equitex 2000 providing immediate liquidity. In addition, the conversion of certain warrants during the third quarter of 2001, prior to the acquisitions of Nova and Key, provided additional liquidity to Equitex 2000 as cash remaining from those exercises was distributed per the distribution agreement to Equitex 2000 at August 3, 2001. Sales of equity securities could also continue in the long-term for Equitex 2000 providing additional liquidity. Certain of the Registrant's options, warrants and preferred securities that are convertible into common stock may not be converted during the year 2001, thus carrying-over for possible conversion in the year 2002 providing additional liquidity for the Registrant following the acquisitions of Nova and Key.

On August 23, 1999, the Registrant acquired FBMS a mortgage banking company headquartered in Ft. Lauderdale, Florida in exchange for 250 shares of the Registrant's Series E convertible preferred stock ("Series E Preferred Stock"). In September 1999, the Registrant transferred all outstanding shares of FBMS to its then wholly owned subsidiary, nMortgage, Inc. On August 15, 2000, the Registrant reached an agreement to rescind the acquisition of FBMS, effective June 28, 2000. Under the terms of the agreement, all assets and liabilities of FBMS were returned to the previous owner effective June 28, 2000. As a result of the rescission, nMortgage retained certain technological rights which were developed after August 23, 1999 and funded by the Registrant's investment. These technological rights are valued at approximately $1.4 million, net of accumulated depreciation, at June 30, 2001. Also as part of the agreement and rescission, the Registrant has agreed to issue up to 50 additional shares of its Series E Preferred Stock related to performance conditions under the terms of the acquisition that were satisfied prior to the rescission, bringing the total Series E Preferred Stock outstanding to 300. On June 22, 2001, all 300 shares of the Series E Preferred Stock automatically converted into 300,000 shares of the Registrant's common stock. As a result of the rescission, the Registrant divested itself of the assets, liabilities and operations of FBMS as of June 28, 2000 and the Registrant's investment in FBMS was written-off as of June 28, 2000 resulting in a loss of $3,979,000.

Meridian Services is now handling the mortgage lending activities of nMortgage, which plans to move forward with its business plan and continue to roll out its business to consumer and business to business mortgage programs in conjunction with Meridian Services. Meridian Services is presently relying primarily on origination and other loan related fees from lenders to whom it brokers mortgage loans. As nMortgage and Meridian Services continue to develop the business to business Internet solutions, it is anticipated additional fees will be recognized from fee-based programs for private labeling third party websites. This should generate additional loan-related as well as service-related fees. nMortgage and Meridian Services are currently cash flow positive and the Registrant anticipates both companies' liquidity and capital resources will be sufficient to fund their operations during 2001.

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

During 2000, the Registrant ceased funding the operations of its subsidiary First TeleServices Corp. ("FTC") and the company relied on internal sources of funds generated through cash flows from certain consulting services for its liquidity and capital resources. During 2000, FTC embarked on two initiatives to further its business plan and generate operating funds. Neither initiative was successful and at December 31, 2000, FTC had very limited operations. FTC has closed its offices and is presently inactive. Given the present staffing at FTC and the past lack of success, the Registrant does not anticipate significant revenues or losses from FTC in 2001.

(c) Results of operations.

The Registrant's historical operations discussed below, which were distributed to Equitex 2000 on August 6, 2001, are divided into segments consisting of: financial services, which includes the operations of FBMS (during the year
2000), FTC, nMortgage and Meridian Services; sporting goods/product related, which includes the operations of Triumph and equity in the gains and losses of VP Sports; and corporate activities, which includes the Registrant prior to consolidation. Effective August 6, 2001, the Registrant completed its acquisitions of Nova and Key. As a result of these transactions, the future results of operations of the Registrant will be related to the operations of Nova and Key. The Registrant's current operations will move to Equitex 2000.

REVENUES: Consolidated revenues for the three and six months ended June 30, 2001 were $937,245 and $1,707,836, respectively, as compared to $321,427 and $1,778,720 for the Registrant and its subsidiaries for the three and six months ended June 30, 2000. Net revenues by segment were as follows:

                             NET REVENUES BY SEGMENT

                                     Six months ended                                Three months ended
                                          June 30                                         June 30
                     ----------------------------------------------    ----------------------------------------------
                                  Percent                  Percent                  Percent                  Percent
                                    of                       of                       of                       of
Segment                 2001       Total         2000       Total         2001       Total          2000      Total
-------              ----------   --------    ----------   --------    ----------   --------    ----------   --------
Financial services   $1,592,105         94%   $1,492,275         84%   $  892,290         95%   $  186,330         58%
Sporting
goods/product
related                 112,567          6%      238,066         13%       43,672          5%      122,502         38%
Corporate
activities                3,164         -%        48,379          3%        1,283         -%        12,595          4%
                     ----------   --------    ----------   --------    ----------   --------    ----------   --------
                     $1,707,836        100%   $1,778,720        100%   $  937,245        100%   $  321,427        100%
                     ==========   ========    ==========   ========    ==========   ========    ==========   ========

Financial Services Segment
--------------------------
Financial services sales increased by $99,830 and $705,960 for the three and six months ended June 30, 2001 compared to the three and six months ended June 30, 2000. The revenues for the three and six months ended June 30, 2000 were derived from the operations of FBMS. The revenues for the three and six months ended June 30, 2001 were $855,254 and $1,542,329, respectively, for Meridian Services and $37,036 and $49,776, respectively, for nMortgage.

During March 2001, Meridian Services entered into an agreement with a financial institution. The financial institution, utilizing its national charter and its private labeled Meridian-serviced Website, will be able to close loans in all

                                    ITEM TWO
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION

fifty states. Meridian Services will purchase these closed loans to effectively operate in all fifty states. The loans Meridian Services will purchase will be pre-sold by Meridian Services to third party investors.

At year end 2000, FTC closed its office thereby reducing its overhead to negligible levels and effectively ceasing day to day operations. As a result, FTC had no revenues through June 30, 2001 as compared to $58,500 in revenues in the first six months of 2000 which represented a majority of FTC's revenues for the entire year. The Registrant presently anticipates FTC will generate little or no operating revenue for the remainder of 2001.

Through June 30, 2001, revenues were slightly higher in 2001 as compared to 2000. The Registrant anticipates revenues from its mortgage operations to increase in 2001 as Meridian Services continues to offer residential mortgage loans over the Internet utilizing nMortgage's website GreatRate.com. Additional revenues will be generated through Meridian Services' agreement with a financial institution described above. In addition, nMortgage and Meridian will continue development of the business to business Internet solutions generating further revenues with a fully interactive customized Website system that connects the financial institution clients and their customers directly to Meridian Services. As of June 30, 2001, Meridian Services has signed five agreements under this program.

Sporting Goods Segment
----------------------
Triumph sales decreased by $78,830 and $125,499 for the three and six months ended June 30, 2001 compared to the same periods in 2000. The decrease is attributable to the sale and closing of two of the Registrant's retail locations in the year 2000 and the closing of one location in the first quarter of 2001. For the remainder of 2001, the Company plans to operate its two GNC franchised stores, which accounted for sales of $185,768 in 2000. Additionally, as a result of losses incurred in both 1999 and 2000, Triumph replaced its senior management in charge of store operations and instituted tighter inventory and sales audit controls while installing point-of-sale computer systems to aid in inventory tracking. These initiatives will allow Triumph to concentrate its efforts on the two remaining GNC franchised stores and a return to profitability.

Corporate Segment
-----------------
The Registrant's revenues for the three and six months ended June 30, 2001 were $1,283 and $3,164, respectively. On a stand-alone basis, the Registrant's revenues consist primarily of interest income related to certain short-term loans to non-affiliated entities. For the three and six months ended June 30, 2000, the Registrant's revenues were $12,595 and $48,379 respectively. As a holding company, the Registrant has no significant sources of revenue other than those of its operating subsidiaries. During both 2000 and 2001, the Registrant partially funded its operations from the sales of certain investments, which is considered other income not revenue. For the year 2001, the Registrant anticipates it will continue to divest certain of its investments to cover its operating overhead as it continues to work toward completion of its contemplated acquisition and merger transactions.

COST OF PRODUCT SALES: The Registrant's cost of product sales for the three and six months ended June 30, 2001 were $28,603 and $73,384 compared to $63,688 and $136,321 in 2000. The decreases of $35,085 and $62,937 for the three and six months ended June 30, 2001 were caused by the Registrant operating only two of its retail operations in 2001 as compared to four locations in 2000.

LOAN PRODUCTION AND PROCESSING: The Registrant had no loan production and processing costs for 2001 as a result of the FBMS rescission as of June 28, 2000 as compared to $146,361 and $739,735 for the three and six months ended June 30, 2000 relating to the operations of FBMS.

SELLING, GENERAL AND ADMINISTRATIVE: The Registrant's selling, general and administrative expenses for the three and six months ended June 30, 2001 were $2,733,308 and $5,533,626, respectively, compared to 2000 expenses of $1,889,242 and $4,531,120 for the same periods. Selling, general and administrative expenses are summarized by segment as follows:

                                    ITEM TWO
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION

             SELLING, GENERAL AND ADMINISTRATIVE EXPENSE BY SEGMENT

                                     Six months ended       Three months ended
                                          June 30                 June 30
                                 -----------------------   -----------------------
Segment                             2001         2000         2001         2000
-------                          ----------   ----------   ----------   ----------
Financial services               $2,136,719   $3,592,415   $1,107,671   $1,502,041
Sporting Goods/product related      147,648      213,175       68,217      103,198
Corporate activities              3,249,259      725,530    1,557,420      284,003
                                 ----------   ----------   ----------   ----------
                                 $5,533,626   $4,531,120   $2,733,308   $1,889,242
                                 ==========   ==========   ==========   ==========

Financial Services Segment
--------------------------
Financial services selling, general and administrative expenses decreased by $1,455,696 for the six months ended June 30, 2001 compared to 2000. The decrease included the effect of the rescission of FBMS which when combined with nMortgage accounted for $3,004,525 of the total in 2000. In the first six months of 2001, nMortgage had $585,590 in selling, general and administrative expenses compared to $72,163 for the six months ended June 30, 2000. The increase was substantially due to amortization of $350,166 and consulting fees of $124,000. Meridian Services had selling, general and administrative expenses of $1,462,600 for the six months ended June 30, 2001.

FTC recorded $7,823 and $128,058 in selling, general and administrative expenses during the six months ended June 30, 2001 and 2000, respectively. This decrease of $120,235 is the result of FTC's limited operations during 2001 as compared to 2000. This trend should continue during the remainder of 2001.

For the three months ended June 30, 2001, the financial services segment's selling, general and administrative expenses increased by $65,630 to $1,107,671. The increase was due to the inclusion of Meridian Services for the three months ended June 30, 2001 of $813,984. There were no expenses for Meridian in the same period for 2000 as Meridian Services was acquired in September 2000. nMortgage selling, general and administrative expenses increased by $268,050 for the three months ended June 30, 2001 compared to June 30, 2000. The increase was substantially due to consulting services of $62,000 and amortization expense of $175,082.

Sporting Goods Segment
----------------------
Triumph's selling, general and administrative expenses were $147,648 and $213,175 for the first six months of 2001 and 2000, respectively. The decrease of $65,527 is a direct result of Triumph operating four stores during the 2000 period versus two stores during the 2001 period. For the three months ended June 30, 2001, Triumph's selling, general and administrative expenses decreased by $34,981 as a result of only operating two stores in 2000.

Corporate Segment
-----------------
The Registrant's selling, general and administrative expenses on a stand alone basis accounted for $3,249,259 in the first six months of 2001 as compared to $725,530 in the first six months of 2000. These expenses increased $2,523,729 in 2001 primarily as a result of non-cash compensation expense related to the repricing of certain options and warrants as well as the issuance of warrants and common stock to consultants. Without the effect of this expense, which totaled approximately $1,913,000, selling, general and administrative expenses increased approximately $611,000 in 2001 as compared to 2000 due to increased amortization expense and significantly increased legal and accounting expense related primarily to the acquisitions of Nova and Key.

For the three months ended June 30, 2001 the Registrant's selling, general and administrative expenses increased by $1,273,417. The increase was due to primarily to approximately $940,000 in non-cash compensation expense for

                                    ITEM TWO
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION

warrants and common stock issued to consultants as well as increased legal and accounting expense related to the Nova and Key acquisitions.

OTHER INCOME (EXPENSES): For the six months ended June 30, 2001, other income (expense) included a net investment loss of $9,975, equity in losses of affiliates of $174,600, interest expense of $86,309, interest income of $47,237 and other expense of $14,481 from the loss on the sale of the assets of FTC $(753) and Triumph $(13,728). Other income (expense) in 2000 includes net investment losses of $102,790, equity in losses of affiliates of $562,898, interest expense totaling $684,393 and other income of $73,478.

During the six month period ended June 30, 2001, the Registrant recorded losses on trading securities of $24,073 that was offset by unrealized gains from investment of $13,499. During 2000, the Registrant recorded investment losses of $56,117 from the sales of investments during the same period that was offset by unrealized gains of $440. Triumph recognized realized losses of $6,412 and unrealized losses of $40,701 for the six months ended June 30, 2000.

For the three months ended June 30, 2001, other expenses decreased by $1,120,785, compared to the three months ended June 30, 2000. The three months ended June 30, 2000 included investment losses and equity losses of affiliates of $256,915 and $629,404, respectively, compared to investment gains of $24,597 and equity losses of affiliates of $86,000, respectively for the three months ended June 30, 2001. Additionally, interest expense other decreased from $257,101 for the three months ended June 30, 2000 to $6,148 for the three months ended June 30, 2001 as a result of the rescission of FBMS.

Equity in net losses (gains) of affiliates corresponds to the Registrant's 13.6% ownership interest in VP Sports which is accounted for on an equity basis.

NET LOSS: On a consolidated basis, the net loss for the six months ended June 30, 2001 was $3,981,021 as compared to $8,884,059 for the six months ended June 30, 2000. For the three months ended June 30, 2001, there was a consolidated net loss of $1,761,985 compared to $6,974,844 for the three months ended June 30, 2000. The net loss as summarized by segments is as follows:

                               NET LOSS BY SEGMENT

                                      Six months ended             Three months ended
                                           June 30                       June 30
                                 --------------------------    --------------------------
Segment                              2001           2000           2001           2000
-------                          -----------    -----------    -----------    -----------
Financial services               $  (430,722)   $(3,100,383)   $   (76,537)   $(1,337,033)
Sporting Goods/product related      (346,233)      (724,136)      (177,414)      (774,553)
Corporate activities              (3,204,066)    (5,059,540)    (1,508,034)    (4,863,258)
                                 -----------    -----------    -----------    -----------
                                 $(3,981,021)   $(8,884,059)   $(1,761,985)   $(6,974,844)
                                 ===========    ===========    ===========    ===========

Financial Services Segment
--------------------------
Financial services loss decreased by $2,669,661 in the first six months of 2001 versus the same period in 2000. This was primarily due to losses recorded by FBMS which accounted for $2,901,887 of the loss in 2000. nMortgage's loss in the six months ended June 30, 2001 was $443,617 compared to a loss of $72,163 in 2000. FTC lost $64,501 in 2001 versus $126,333 in 2000. These losses were offset by income of $77,396 for Meridian Services in 2001. For the three months ended June 30, 2001, financial losses decreased by $1,260,496, compared to the three months ended June 30, 2000. The 2000 period included the results of FBMS which accounted for a loss of $1,290,953. Also included in the three months ended June 30, 2000 results was a loss of $91,681 for FTC. These losses were offset by income of nMortgage of $45,781. Included in the losses for the three months ended June 30, 2001 were nMortgage and FTC for $129,539 and $28,693, respectively, offset by income of $81,965 for Meridian Services.

                                    ITEM TWO
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION

Sporting Goods Segment
----------------------
Triumph lost $346,233 in the six months ended June 30, 2001 compared to $724,136 in 2000. The increased segment loss was due to the equity losses in affiliate of $174,600 for VP Sports in the six months ended June 30, 2001 as compared to a loss of $562,898 in 2000. For the three months ended June 30, 2001, Triumph lost $177,414 compared to $774,553 for the three months ended June 30, 2000. The loss in the quarter ended June 30, 2000 included equity losses in affiliates of $629,404 compared to $86,000 in equity losses for the quarter ended June 30, 2001.

Corporate Segment
-----------------
The Registrant had a loss of $3,204,066 in the six months ended June 30, 2001 compared to a loss of $5,059,540 in 2000. The 2000 loss included the rescission of FBMS which accounted for $4,438,932 of the 2000 loss. For the three months ended June 30, 2001, the corporate segment had a loss of $1,508,034 as compared to $4,863,258 for the same period in 2000 which included the loss on the rescission of FBMS.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS: Net loss applicable to common stockholders was $4,264,221 for the six months ended June 30, 2001 and $8,919,959 for the six months ended June 30, 2000. This amount gives effect to the amortization of the discount on the preferred stock of the Registrant if the preferred stockholders had converted their shares to common stock at quarter end as well as deemed preferred stock dividends. This amount does not reflect an actual loss at quarter end over and above the net loss figure presented above. For the three months ended June 30, 2001, the net loss applicable to common stockholders was $1,792,885 compared to $6,993,044 for the three months ended June 30, 2000. The three and six month results in 2000 included losses of FBMS of $5,729,953 and $7,568,441.

OTHER ISSUES

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have derivative financial instruments and does not participate in hedging activities. Therefore, management believes that SFAS No. 133 will not have an impact on the Company's financial position or results of operations.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company believes that it complies with the accounting and disclosure described in SAB No. 101; therefore, management believes that SAB No. 101 will not impact the Company's financial statements.


                                   ITEM THREE
             QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Not applicable

                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

              None

Item 2.       Changes in Securities

     On May 18, 2001, the Company issued 76,913 shares of its $0.02 par value common stock (the "May Shares") to The Shaar Fund Ltd, upon conversion of 300 shares of the Company's Series D 6% Convertible Preferred Stock valued at $300,000 and accrued dividends of $40,755. This represents a conversion price of $4.43 per share. The Company relied upon the exemptions from registration provided by Sections 4(6) or 4(2) of the Securities Act and Rule 506 promulgated thereunder based upon (i) representations from The Shaar Fund that it is an accredited or sophisticated investor with experience in investing in securities such that it could evaluate the merits and risks related to the Company's securities; (ii) that no general solicitation of the securities was made by the Company; (iii) The Shaar Fund represented to the Company that it was acquiring the securities for its own account and not with a view towards further distribution; (iv) the May Shares were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act; (v) the Company placed appropriate restrictive legends on the certificates representing the securities regarding the restricted nature of these securities; and (vi) prior to completion of the transaction, The Shaar Fund was informed in writing of the restricted nature of the securities, provided with all information regarding the Company as required under Rule 502 of Regulation D and were given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations.

     On June 6, 2001, the Company issued 50,451 shares of its $0.02 par value common stock (the "June Shares") to The Shaar Fund Ltd, upon conversion of 175 shares of the Company's Series D 6% Convertible Preferred Stock valued at $175,000 and accrued dividends of $26,646. This represents a conversion price of $3.96 per share. The Company relied upon the exemptions from registration provided by Sections 4(6) or 4(2) of the Securities Act and Rule 506 promulgated thereunder based upon (i) representations from The Shaar Fund that it is an accredited or sophisticated investor with experience in investing in securities such that it could evaluate the merits and risks related to the Company's securities; (ii) that no general solicitation of the securities was made by the Company; (iii) The Shaar Fund represented to the Company that it was acquiring the securities for its own account and not with a view towards further distribution; (iv) the June Shares were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act; (v) the Company placed appropriate restrictive legends on the certificates representing the securities regarding the restricted nature of these securities; and (vi) prior to completion of the transaction, The Shaar Fund was informed in writing of the restricted nature of the securities, provided with all information regarding the Company as required under Rule 502 of Regulation D and were given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations.

     On June 22, 2001, the Company issued 300,000 shares of its $0.02 par value common stock (the "Second June Shares") to Equitex 2000, Inc. upon conversion of 300 shares of the Company's Series E Convertible Preferred Stock valued at $300,000. This represents a conversion price of $1.00 per share. The Company relied upon the exemptions from registration provided by Sections 4(6) or 4(2) of the Securities Act and Rule 506 promulgated thereunder based upon (i) representations from Equitex 2000 that it is an accredited or sophisticated investor with experience in investing in securities such that it could evaluate the merits and risks related to the Company's securities; (ii) that no general solicitation of the securities was made by the Company; (iii) Equitex 2000 represented to the Company that it was acquiring the securities for its own account and not with a view towards further distribution; (iv) the Second June Shares were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act; (v) the Company placed appropriate restrictive legends on the certificates representing the securities regarding the restricted nature of these securities; and (vi) prior to completion of the transaction, Equitex 2000 was informed in writing of the restricted nature of the securities, provided with all information regarding the Company as required under Rule 502 of Regulation D and were given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations.

     On June 25, 2001, the Company issued 20,000 shares of its $0.02 par value common stock (the "Third June Shares") to a consultant in consideration for non-finanacial consulting services valued at $120,000 or $6.00 per share. The Company relied upon the exemptions from registration provided by Sections 4(6) or 4(2) of the Securities Act and Rule 506 promulgated thereunder based upon (i) representations from the consultant that he is an accredited or sophisticated investor with experience in investing in securities such that he could evaluate the merits and risks related to the Company's securities; (ii) that no general solicitation of the securities was made by the Company; (iii) the consultant represented to the Company that he was acquiring the securities for his own account and not with a view towards further distribution; (iv) the Fifth June Shares were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act; (v) the Company placed appropriate restrictive legends on the certificates representing the securities regarding the restricted nature of these securities; and (vi) prior to completion of the transaction, the consultant was informed in writing of the restricted nature of the securities, provided with all information regarding the Company as required under Rule 502 of Regulation D and were given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations.

     On June 26, 2001, the Company issued 50,000 shares of its $0.02 par value common stock (the "Fourth June Shares") to a consultant in consideration for non-finanacial consulting services valued at $259,500 or $5.19 per share. The Company relied upon the exemptions from registration provided by Sections 4(6) or 4(2) of the Securities Act and Rule 506 promulgated thereunder based upon (i) representations from the consultant that he is an accredited or sophisticated investor with experience in investing in securities such that he could evaluate the merits and risks related to the Company's securities; (ii) that no general solicitation of the securities was made by the Company; (iii) the consultant represented to the Company that he was acquiring the securities for his own account and not with a view towards further distribution; (iv) the Fifth June Shares were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act; (v) the Company placed appropriate restrictive legends on the certificates representing the securities regarding the restricted nature of these securities; and (vi) prior to completion of the transaction, the consultant was informed in writing of the restricted nature of the securities, provided with all information regarding the Company as required under Rule 502 of Regulation D and were given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations.

     On June 26, 2001, the Company issued 50,000 shares of its $0.02 par value common stock (the "Fifth June Shares") to a consultant in consideration for non-finanacial consulting services valued at $259,500 or $5.19 per share. The Company relied upon the exemptions from registration provided by Sections 4(6) or 4(2) of the Securities Act and Rule 506 promulgated thereunder based upon (i) representations from the consultant that he is an accredited or sophisticated investor with experience in investing in securities such that he could evaluate the merits and risks related to the Company's securities; (ii) that no general solicitation of the securities was made by the Company; (iii) the consultant represented to the Company that he was acquiring the securities for his own account and not with a view towards further distribution; (iv) the Fifth June Shares were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act; (v) the Company placed appropriate restrictive legends on the certificates representing the securities regarding the restricted nature of these securities; and (vi) prior to completion of the transaction, the consultant was informed in writing of the restricted nature of the securities, provided with all information regarding the Company as required under Rule 502 of Regulation D and were given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations.

Item 3.       Defaults upon Senior Securities

              None

Item 4.       Submission of Matters to a Vote of Security Holders

              On June 22, 2001, a Special Meeting of the Registrant's stockholders was held in Denver, Colorado. The following proposals were presented and voted upon at the meeting and the votes were cast as follows:

     1. To consider and vote upon an amendment to paragraph 4 of the Certificate of Incorporation to increase the number of authorized shares of Equitex's common stock, $.02 par value, from 7,500,000 shares to 50,000,000 shares.

                             For           Against          Abstain
                             ---           -------          -------
         Shares voted     6,935,159         37,703          11,561

2. To consider and vote upon the distribution by Equitex of all of its assets and liabilities to Equitex 2000, Inc., a wholly-owned and Delaware-chartered subsidiary of Equitex, and the distribution by Equitex of all of the outstanding shares of common stock of Equitex 2000 to the stockholders of Equitex on the basis of one share of common stock of Equitex 2000 for each share of common stock of Equitex.

                             For           Against          Abstain
                             ---           -------          -------
         Shares voted     3,838,403         26,588           9,773

3. To consider and vote upon the acquisition all of the outstanding capital stock of Nova Financial Systems and Key Financial Systems , companies under common control with nearly an identical ownership structure, in exchange for the greater of 7,140,000 shares or 50% of the outstanding common stock of Equitex on a post acquisition basis, cash consideration of $5 million and a warrant. This proposal is subject to the approval of proposal number one.

                             For           Against          Abstain
                             ---           -------          -------
         Shares voted     3,830,869         30,514          13,381

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Equitex, Inc.
                                   (Registrant)



Date: August 20, 2001              By:  /s/ Henry Fong
                                        ---------------------------------------
                                        Henry Fong
                                        President, Treasurer and
                                        Chief Financial Officer