Form 10-Q/A
period 2001-06-30
EQUITEX INC
filed 2001-08-30
CIK 716101

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

     B.1 To reflect the issuance of 2,359 shares of Series H Preferred Stock in exchange for net proceeds of $2,059,000 (net of $300,000 issue costs), which is to be used along with the proceeds from the Series I Preferred Stock (see B.2) in connection with the Company's acquisition of Key and Nova. All shares of Series H Preferred Stock converted into 471,800 shares of the Company's common stock on July 19, 2001. Because the Series H Preferred Stock contained an immediate beneficial conversion feature, net loss applicable to common stockholders was increased by $212,310, the amount of the discount resulting from the beneficial conversion feature.

     B.2 To reflect the issuance of 4,000 shares of Series I Preferred Stock in exchange for net proceeds of $3,500,000 (net of $500,000 issue costs), which is to be used along with the proceeds from the Series H Preferred Stock in connection with the Company's acquisitions of Key and Nova. Because the Series I Preferred Stock contained an immediate beneficial conversion feature, net loss applicable to common stockholders was increased by $2,153,846, the amount of the discount resulting from the beneficial conversion feature.

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

                         EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

8.   Unaudited pro forma financial information (continued)

     UNAUDITED PRO FORMA C0NDENSED STATEMENT OF OPERATIONS
     SIX MONTHS ENDED JUNE 30, 2001

                                                          Adjustments
                                                              to
                                                            reflect      Adjustments
                                                         distribution         to
                                          Equitex, Inc.    of assets/    reflect the
                                               and        liabilities   acquisitions
                                          subsidiaries    to Equitex          of             Pro forma
                                           Historical     2000, Inc.     Key and Nova        combined
                                           -----------    -----------    -----------        -----------
                                                            (SEE A)        (SEE C)
     Product sales                         $   112,567  $    (112,567)
     Credit card income                                                  $ 4,878,997        $ 4,878,997
     Loan production and processing          1,542,329     (1,542,329)
     Application fees, net of direct
        marketing costs                                                    2,230,938          2,230,938
     Other                                      52,940        (52,940)       180,811            180,811
                                           -----------    -----------    -----------        -----------

     Total income                            1,707,836     (1,707,836)     7,290,746          7,290,746

     Cost of sales                              73,384        (73,384)
                                           -----------    -----------    -----------        -----------

     Gross profit                            1,634,452     (1,634,452)     7,290,746          7,290,746
                                           -----------    -----------    -----------        -----------

     Selling, general and administrative     5,533,626     (5,533,626)     3,315,806          3,315,806
     Application processing fees and
        third party servicing fees                                         2,592,416          2,592,416
     Provision for credit card losses                                        205,345            205,345
     Other                                     238,128       (238,128)
                                           -----------    -----------    -----------        -----------

     Total operating expenses                5,771,754     (5,771,754)     6,113,567          6,113,567
                                           -----------    -----------    -----------        -----------

     Income (loss) before income taxes
        and minority interest               (4,137,302)     4,137,302      1,177,179          1,177,179
     Provision for income taxes                  4,769         (4,769)                (D)
                                           -----------    -----------    -----------        -----------
     Income (loss) before minority
        interest                            (4,142,071)     4,142,071      1,177,179          1,177,179
     Minority interest                         161,050       (161,050)
                                           -----------    -----------    -----------        -----------
     Net income (loss)                     $(3,981,021)   $ 3,981,021    $ 1,177,179        $ 1,177,179

     Accretion of redemption value on
        Series G preferred stock              (184,000)                                        (184,000)

     Deemed preferred stock dividends          (99,200)                                         (99,200)

     Beneficial conversion features                                         (212,310) (B1)
                                                                          (2,153,846) (B2)   (2,366,156)
                                           -----------    -----------    -----------        -----------
     Net loss applicable to common
        stockholders                       $(4,264,221)   $ 3,981,021    $(1,188,977)       $(1,472,177)
                                           ===========    ===========    ===========        ===========
     Basic and diluted net loss
        per common share                   $     (0.60)                                     $     (0.08)
                                           ===========                                      ===========
     Weighted average number of
        common shares outstanding            7,112,226                                       18,169,546
                                           ===========                                      ===========

                         EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

8.   Unaudited pro forma financial information (continued)

     UNAUDITED PRO FORMA C0NDENSED STATEMENT OF OPERATIONS
     YEAR ENDED DECEMBER 31, 2000

                                                            Adjustments
                                                                to
                                                              reflect     Adjustments
                                                           distribution         to
                                          Equitex, Inc.     of assets/    reflect the
                                                and         liabilities   acquisitions
                                           subsidiaries     to Equitex          of              Pro forma
                                            Historical      2000, Inc.    Key and Nova           combined
                                           ------------    ------------   ------------         ------------
                                                            (SEE A)        (SEE C)

     Product sales                         $    376,394  $     (376,394)
     Credit card income                                                   $ 11,594,818        $ 11,594,818
     Loan production and processing           1,173,148      (1,173,148)
     Secondary market, net                      871,134        (871,134)
     Application fees, net of direct
        marketing costs                                                      2,735,438           2,735,438
     Other                                      448,615        (448,615)       182,618             182,618
                                           ------------    ------------   ------------        ------------
     Total income                             2,869,291      (2,869,291)    14,512,874          14,512,874

     Cost of sales                              233,228        (233,228)
                                           ------------    ------------   ------------        ------------
     Gross profit                             2,636,063      (2,636,063)    14,512,874          14,512,874
                                           ------------    ------------   ------------        ------------
     Selling, general and administrative      8,594,478      (8,594,478)     5,221,993           5,221,993
     Loan production and processing             739,735        (739,735)
     Application processing fees and
       third party servicing fees                                            5,677,641           5,677,641
     Provision for credit card losses                                           56,520              56,520
     Impairment loss                            807,250        (807,250)
     Net investment loss                        451,502        (451,502)
     Interest expense                           736,749        (736,749)
     Loss on FBMS recission                   3,979,000      (3,979,000)
     Other                                     (186,707)        186,707
                                           ------------    ------------   ------------        ------------
     Total operating expenses                15,122,007     (15,122,007)    10,956,154          10,956,154
                                           ------------    ------------   ------------        ------------
     Income (loss) before income taxes      (12,485,944)     12,485,944      3,556,720           3,556,720
     Provision for income taxes                  13,457         (13,457)       668,000  (D)        668,000
                                           ------------    ------------   ------------        ------------
     Net income (loss)                     $(12,499,401)   $ 12,499,401   $  2,888,720        $  2,888,720

     Accretion of redemption value on
       Series G preferred stock                (453,000)                                          (453,000)

     Deemed preferred stock dividends           (97,000)                                           (97,000)

     Beneficial conversion features            (700,000)                      (212,310) (B1)
                                                                            (2,153,846) (B2)    (3,066,156)
                                           ------------    ------------   ------------        ------------
     Net loss applicable to common
       stockholders                        $(13,749,401)   $ 12,499,401   $    522,564        $   (727,436)
                                           ============    ============   ============        ============
     Basic and diluted net loss
       per common share                    $     (1.93)                                       $      (0.05)
                                           ============                                       ============
     Weighted average number of
       common shares outstanding              7,106,749                                         14,247,042
                                           ============                                       ============

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


                                   Equitex, Inc.
                                   (Registrant)



Date: August 30, 2001              By:  /s/ Henry Fong
                                        ---------------------------------------
                                        Henry Fong
                                        President, Treasurer and
                                        Chief Financial Officer