Form 10-Q/A
period 2001-06-30
EQUITEX INC
filed 2001-10-22
CIK 716101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A-2


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


GELFOND HOCHSTADT PANGBURN, P.C.



/s/ Gelfond Hochstadt Pangburn, P.C.
Denver, Colorado
August 15, 2001

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

                         EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

8.   Unaudited pro forma financial information (continued)


     UNAUDITED PRO FORMA C0NDENSED BALANCE SHEET
     JUNE 30, 2001

                                                                       Distribution
                                                                        of assets/   Acquisition
                                                                      assumption of       of
                                      Equitex, Inc.                    liabilities     Key/Nova
                                          and                             to/by       (combined
                                      subsidiaries      Stock         Equitex 2000,    balance       Pro forma
     ASSETS                            Historical    transactions          Inc.        sheets)       combined
                                      ------------   -----------       -----------   ------------   -----------
                                                                         (SEE A)        (SEE C)
     Cash and cash equivalents        $    177,168   $ 2,059,000 (B1)  $  (736,168)  $    482,292   $   482,292
                                                       3,500,000 (B2)                  (5,000,000)
     Receivables                         2,035,003                      (2,035,003)     6,583,086     6,583,086
     Investments                         1,182,155                      (1,182,155)
     Intangible and other assets         5,146,261                      (5,146,261)       308,257       308,257
                                      ------------   -----------       -----------   ------------   -----------
     Total assets                     $  8,540,587   $ 5,559,000       $(9,099,587)  $  2,373,635   $ 7,373,635
                                      ============   ===========       ===========   ============   ===========

     LIABILITIES AND STOCKHOLDERS'
     EQUITY

     Accounts payable                 $    650,763                     $  (650,763)  $  1,236,390   $ 1,236,390
     Accrued expenses and other
       liabilities                       1,244,118                      (1,244,118)       244,252       244,252
     Notes payable                       2,460,267                      (2,460,267)
     Due to cardholders                                                                 4,700,149     4,700,149
                                      ------------   -----------       -----------   ------------   -----------
     Total liabilities                   4,355,148                      (4,355,148)     6,180,791     6,180,791
                                      ------------   -----------       -----------   ------------   -----------
     Minority interest                     470,020                        (470,020)
                                      ------------   -----------       -----------   ------------   -----------
     Preferred stock                     5,485,500   $ 4,000,000 (B2)
                                                      (2,990,000)(B3)                                 6,495,500
     Common stock                          153,753         9,436 (B1)
                                                          10,514 (B3)
                                                           8,659 (B4)                     181,695       364,057
     Accumulated deficit               (27,677,002)                                    27,471,011      (205,991)
     Other stockholders' equity
      (deficiency)                      25,753,168     4,520,391        (4,274,419)   (31,459,862)   (5,460,722)
                                      ------------   -----------       -----------   ------------   -----------
     Total stockholders' equity          3,715,419     5,559,000        (4,274,419)    (3,807,156)    1,192,844
                                      ------------   -----------       -----------   ------------   -----------
     Total liabilities and
       stockholders' equity           $  8,540,587   $ 5,559,000       $(9,099,587)  $  2,373,635   $ 7,373,635
                                      ============   ===========       ===========   ============   ===========

                         EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

8.   Unaudited pro forma financial information (continued)

     UNAUDITED PRO FORMA C0NDENSED STATEMENT OF OPERATIONS
     SIX MONTHS ENDED JUNE 30, 2001

                                                          Adjustments
                                                              to
                                                            reflect      Adjustments
                                                         distribution         to
                                          Equitex, Inc.    of assets/    reflect the
                                               and        liabilities   acquisitions
                                          subsidiaries    to Equitex          of             Pro forma
                                           Historical     2000, Inc.     Key and Nova        combined
                                           -----------    -----------    -----------        -----------
                                                            (SEE A)        (SEE C)
     Product sales                         $   112,567  $    (112,567)
     Credit card income                                                  $ 4,878,997        $ 4,878,997
     Loan production and processing          1,542,329     (1,542,329)
     Application fees, net of direct
        marketing costs                                                    2,230,938          2,230,938
     Other                                      52,940        (52,940)       180,811            180,811
                                           -----------    -----------    -----------        -----------

     Total income                            1,707,836     (1,707,836)     7,290,746          7,290,746

     Cost of sales                              73,384        (73,384)
                                           -----------    -----------    -----------        -----------

     Gross profit                            1,634,452     (1,634,452)     7,290,746          7,290,746
                                           -----------    -----------    -----------        -----------

     Selling, general and administrative     5,533,626     (5,533,626)     3,207,354          3,207,354
     Application processing fees and
        third party servicing fees                                         2,700,868          2,700,868
     Provision for credit card losses                                        205,345            205,345
     Other                                     238,128       (238,128)
                                           -----------    -----------    -----------        -----------

     Total operating expenses                5,771,754     (5,771,754)     6,113,567          6,113,567
                                           -----------    -----------    -----------        -----------

     Income (loss) before income taxes
        and minority interest               (4,137,302)     4,137,302      1,177,179          1,177,179
     Provision for income taxes                  4,769         (4,769)                (D)
                                           -----------    -----------    -----------        -----------
     Income (loss) before minority
        interest                            (4,142,071)     4,142,071      1,177,179          1,177,179
     Minority interest                         161,050       (161,050)
                                           -----------    -----------    -----------        -----------
     Net income (loss)                     $(3,981,021)   $ 3,981,021    $ 1,177,179        $ 1,177,179

     Accretion of redemption value on
        Series G preferred stock              (184,000)                                        (184,000)

     Deemed preferred stock dividends          (99,200)                                         (99,200)

     Beneficial conversion features                                         (212,310) (B1)
                                                                          (2,153,846) (B2)   (2,366,156)
                                           -----------    -----------    -----------        -----------
     Net loss applicable to common
        stockholders                       $(4,264,221)   $ 3,981,021    $(1,188,977)       $(1,472,177)
                                           ===========    ===========    ===========        ===========
     Basic and diluted net loss
        per common share                   $     (0.60)                                     $     (0.08)
                                           ===========                                      ===========
     Weighted average number of
        common shares outstanding            7,112,226                                       18,169,546
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


                                   Equitex, Inc.
                                   (Registrant)



Date: October 22, 2001             By:  /s/ Henry Fong
                                        ---------------------------------------
                                        Henry Fong
                                        President, Treasurer and
                                        Chief Financial Officer