Form 10-Q
period 2001-09-30
EQUITEX INC
filed 2001-11-19
CIK 716101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2001


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding at November 14, 2001: 18,494,502

                         EQUITEX, INC. AND SUBSIDIARIES

PART I    FINANCIAL INFORMATION                                             Page
                                                                            ----
          Item 1.  Financial statements:

                   Independent accountants' report                             3

                   Condensed consolidated/combined balance sheets -
                   September 30, 2001 and December 31, 2000 (unaudited)        4

                   Condensed consolidated/combined statements of
                   operations- three and nine months ended
                   September, 2001 and 2000 (unaudited)                        5

                   Condensed consolidated/combined statement of
                   changes in stockholders' equity - nine months ended
                   September 30, 2001(unaudited)                             6-7

                   Condensed consolidated/combined statements of cash
                   flows - nine months ended September 30, 2001
                   and 2000 (unaudited)                                      8-9

                   Notes to condensed consolidated/combined
                   financial statements                                    10-22

          Item 2.  Management's discussion and analysis of financial
                   condition and results of operations                        23

          Item 3.  Quantitative and qualitative disclosures of market risk    28

PART II   OTHER INFORMATION

          Item 1.  Legal proceedings                                          29

          Item 2.  Changes in securities and use of proceeds                  29

          Item 3.  Defaults upon senior securities                            30

          Item 4.  Submission of matters to a vote of security holders        30

          Item 5.  Other information                                          30

          Item 6.  Exhibits and reports on Form 8-K                           30

                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors
Equitex, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Equitex, Inc. and subsidiaries as of September 30, 2001 and the related condensed consolidated/combined statements of operations for the three-month and nine-month periods then ended, the condensed consolidated/combined statements of stockholders' equity for the nine months ended September 30, 2001 and cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated/combined financial statements as of September 30, 2001 and for the three-month and nine-month periods ended September 30, 2001 and 2000 for them to be in conformity with generally accepted accounting principles.



/S/ GELFOND HOCHSTADT PANGBURN, P.C.
GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
November 16, 2001

                         EQUITEX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED/COMBINED BALANCE SHEETS
                                   (UNAUDITED)
                                    (Note 1)

                                     ASSETS

                                                            September 30,   December 31,
                                                                2001            2000
                                                             -----------    -----------

Cash and cash equivalents                                    $   315,689    $    73,611
Credit card receivables, net                                   1,692,109        906,296
Other receivables                                              6,106,604      5,278,085
Leaseholds and equipment, net                                    296,985        266,643
Prepaid expenses and other                                       207,967        638,829
Deferred income tax benefit                                    1,380,000           --
                                                             -----------    -----------
                                                             $ 9,999,354    $ 7,163,464
                                                             ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Due to cardholders                                           $ 4,999,740    $ 4,389,443
Notes and advances payable, related parties                      249,700        325,000
Accounts payable                                               1,280,681        680,635
Accrued liabilities:
    Related parties                                              250,092           --
    Others                                                       100,557        870,221
                                                             -----------    -----------
       Total liabilities                                       6,880,770      6,265,299
                                                             -----------    -----------
Commitments and contingencies (Note 7)

Stockholders' equity:
    Preferred stock; 2,000,000 shares authorized:
     Series D, 6%, stated value
     $1,000 per share;
       725 shares issued and outstanding;
       liquidation preference $1,034,000                         725,000           --
     Series G, 6%, stated value $1,000 per share; 1,300
       shares issued and outstanding; liquidation
       preference $1,834,000                                   1,770,500           --
     Series I, 6%, stated value $1,000 per share; 3,600
       shares issued and outstanding; liquidation
       preference $4,535,000                                   3,600,000           --
    Common stock, $0.02 par value; 50,000,000 shares
     authorized; 18,384,835 and 8,903,730 shares issued;
     18,351,485 and 8,903,730 shares outstanding at
      September 30, 2001 and December 31, 2000,
      respectively                                               367,697        178,075
    Common stock and warrants to be issued                     2,640,009           --
    Deferred compensation cost                                (1,733,000)          --
    Additional paid-in capital                                (4,102,500)       220,760
    Retained earnings (deficit)                                  (35,085)       499,330
    Less treasury stock at cost (33,350 common shares)          (114,037)          --
                                                             -----------    -----------
         Total stockholders' equity                            3,118,584        898,165
                                                             -----------    -----------
                                                             $ 9,999,354    $ 7,163,464
                                                             ===========    ===========

       See notes to condensed consolidated/combined financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED/COMBINED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                    (Note 1)

                                                    Three months                   Nine months
                                                ended September 30,            ended September 30,
                                                2001            2000           2001            2000
                                            ------------    ------------   ------------    ------------
Credit card income:
   Card servicing fees                      $  2,946,653    $  2,477,045   $  7,627,389    $  8,814,801
   Other                                         109,174         105,539        307,434         301,454
                                            ------------    ------------   ------------    ------------
                                               3,055,827       2,582,584      7,934,823       9,116,255
Provision for (recovery of) losses                40,256         146,310        245,601         (90,267)
                                            ------------    ------------   ------------    ------------
   Net credit card income after
     provision for losses                      3,015,571       2,436,274      7,689,222       9,206,522
                                            ------------    ------------   ------------    ------------
Other income:
   Application fees,
     net of direct marketing costs               941,624       1,539,763      3,172,562       2,191,907
   Other                                         154,998          58,785        335,809         107,677
                                            ------------    ------------   ------------    ------------
                                               1,096,622       1,598,548      3,508,371       2,299,584
                                            ------------    ------------   ------------    ------------
Total income                                   4,112,193       4,034,822     11,197,593      11,506,106
                                            ------------    ------------   ------------    ------------
Operating expenses:
   Salaries and wages                          1,188,857         686,661      3,179,621       1,923,858
   Employee benefits                             113,461          82,497        330,882         259,427
   Third party servicing fees                  1,639,082       1,469,888      4,339,950       4,346,229
   Occupancy and equipment                       155,156         129,950        390,407         336,070
   Interest expense, related parties                 672            --              672            --
   Other operating expenses                      784,058         530,563      1,547,976       1,217,979
                                            ------------    ------------   ------------    ------------
                                               3,881,286       2,899,559      9,789,508       8,083,563
                                            ------------    ------------   ------------    ------------
Income before taxes                              230,907       1,135,263      1,408,085       3,422,543
Income tax (expense) benefit                     (60,000)           --           57,500            --
                                            ------------    ------------   ------------    ------------
Net income                                       170,907       1,135,263      1,465,585       3,422,543

Beneficial conversion features (Note 8)       (2,366,156)           --       (2,366,156)           --
Deemed preferred stock dividends (Note 8)        (60,600)           --          (60,600)           --
                                            ------------    ------------   ------------    ------------
Net income (loss) applicable to common
  shareholders                              $ (2,255,849)   $  1,135,263   $   (961,171)   $  3,422,543
                                            ============    ============   ============    ============
Basic and diluted net income (loss) per
  common share                              $      (0.15)   $       0.13   $      (0.09)   $       0.38
                                            ============    ============   ============    ============
Weighted average number of common
  shares outstanding                          14,585,390       8,903,730     10,896,018       8,903,730
                                            ============    ============   ============    ============

            See notes to condensed consolidated financial statements.
                                        5

                         EQUITEX, INC. AND SUBSIDIARIES

  CONDENSED CONSOLIDATED/COMBINED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)
                                    (Note 1)

                                             Convertible preferred stock          Common stock                         Common stock
                                             --------------------------    --------------------------    Treasury      and warrants
                                               Shares         Amount          Shares        Amount        stock        to be issued
                                             -----------    -----------    -----------    -----------   -----------    -----------
Balances, January 1, 2001 (Note 1)                  --             --        7,506,614    $   150,132          --             --

Common stock of Key and Nova
issued for cash                                                                181,043          3,621

Dividends paid to Key and Nova
shareholders by Key and Nova

Common stock of Equitex issued from July
1, 2001 through August 5, 2001 - Includes
525,716 common shares issued upon
conversion of Series F Preferred Stock,
471,800 common shares issued upon
conversion of Series H Preferred Stock,
239,484 common shares issued upon the
exercise of options and warrants, and
163,466 common shares issued uon the
conversion of debt (Note 8)                                                  1,430,466         28,610
                                                                           -----------    -----------
Balances as of August 6, 2001, prior to
acquisition of Key and Nova (represents
issued shares, including 33,350 shares
of treasury stock)                                                           9,118,123        182,362

Issuance of common stock in connection
with the acquisition of Key and Nova -
preferred stock of Equitex outstanding
includes 725 shares of Series D, 1,300
shares of Series G, and 4,000 shares of
Series I Preferred Stock                           6,025    $ 6,495,500      9,084,773        181,696   $  (114,037)   $ 1,528,000

Conversion of Series I Preferred Stock
to common stock                                     (400)      (400,000)       115,274          2,305

Common stock issued for services                                                66,665          1,333                     (345,991)

Cancellation of agreement to issue
common stock for services                                                                                                 (415,000)

Agreements to issue common stock
and warrants for services                                                                                                1,873,000

Amortization of deferred compensation cost

Net income
                                             -----------    -----------    -----------    -----------   -----------    -----------
Balances, September 30, 2001                       5,625    $ 6,095,500     18,384,835    $   367,697   $  (114,037)   $ 2,640,009
                                             ===========    ===========    ===========    ===========   ===========    ===========

                                   (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

  CONDENSED CONSOLIDATED/COMBINED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (CONTINUED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)
                                    (Note 1)

                                                       Deferred       Additional     Retained         Total
                                                     compensation      paid-in       earnings      stockholders'
                                                         cost          capital       (deficit)       equity
                                                      -----------    -----------    -----------    -----------
Balances, January 1, 2001 (Note 1)                           --      $   248,703    $   499,330    $   898,165

Common stock of Key and Nova
issued for cash                                                          996,379                     1,000,000

Dividends paid to Key and Nova
Shareholders                                                                         (2,000,000)    (2,000,000)

Common stock of Equitex issued from July
1, 2001 through August 5, 2001 - Includes
525,716 common shares issued upon
conversion of Series F Preferred Stock,
471,800 common shares issued upon
conversion of Series H Preferred Stock,
239,484 common shares issued upon the
exercise of options and warrants, and
163,466 common shares issued uon the
conversion of debt (Note 8)                                              (28,610)                           --
                                                                     -----------

Balances as of August 6, 2001, prior to
acquisition of Key and Nova (represents
issued shares, including 33,350 shares
of treasury stock)                                                     1,216,472

Issuance of common stock in connection
with the acquisition of Key and Nova -
preferred stock of Equitex outstanding
includes 725 shares of Series D, 1,300
shares of Series G, and 4,000 shares of
Series I Preferred Stock                              $  (589,834)    (6,061,325)                    1,440,000

Conversion of Series I preferred stock
to common stock                                                          397,695                            --

Common stock issued for services                                         344,658                            --

Cancellation of agreement to issue
common stock for services                                 415,000                                           --

Agreements to issue common stock
and warrants for services                              (1,733,000)                                     140,000

Amortization of deferred compensation cost                174,834                                      174,834

Net income                                                                            1,465,585      1,465,585
                                                      -----------    -----------    -----------    -----------
Balances, September 30, 2001                          $(1,733,000)   $(4,102,500)   $   (35,085)   $ 3,118,584
                                                      ===========    ===========    ===========    ===========

       See notes to condensed consolidated/combined financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                   (UNAUDITED)

                                                                  2001          2000
                                                              -----------    -----------

Cash flows provided by operating activities:
Net income                                                    $ 1,465,585    $ 3,422,543
                                                              -----------    -----------
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Provision for (recovery of) losses                           245,601        (90,267)
     Depreciation and amortization                                 84,310         91,507
     Deferred compensation expense for services                   174,834           --
     Changes in assets and liabilities:
       Increase in other receivables                             (828,915)      (180,127)
       Increase in due from shareholders                             --         (606,500)
       Decrease in deferred income taxes                           60,000        606,500
       Decrease in other assets                                   430,862            900
       Increase in due to card holders                            610,297        373,023
       Increase in accounts payable and accrued liabilities        70,270        571,146
                                                              -----------    -----------
     Total adjustments                                            847,259        766,182
                                                              -----------    -----------
Net cash provided by operating activities                       2,312,844      4,188,725
                                                              -----------    -----------

Cash flows from investing activities:
     Net (increase) decrease in credit card receivables        (1,031,414)       282,954
     Purchases of furniture, fixtures and equipment              (114,652)       (49,325)
                                                              -----------    -----------
Net cash (used in) provided by investing activities            (1,146,066)       233,629
                                                              -----------    -----------

Cash flows from financing activities:
     Common stock of Key and Nova issued for cash               1,000,000           --
     Dividends paid to Key and Nova shareholders               (2,000,000)    (3,925,000)
     Issuance of notes payable, related parties                  (249,700)          --
     Repayment of notes payable, related parties                  325,000           --
                                                              -----------    -----------
Net cash used in financing activities                            (924,700)    (3,925,000)
                                                              -----------    -----------

Increase in cash and cash equivalents                             242,078        497,354
Cash and cash equivalents, beginning                               73,611         57,664
                                                              -----------    -----------
Cash and cash equivalents, ending                             $   315,689    $   555,018
                                                              ===========    ===========

                                   (Contineud)

                         EQUITEX, INC. AND SUBSIDIARIES

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                   (UNAUDITED)

                                                                2001            2000
                                                              -----------    -----------


Supplemental disclosure of non-cash investing and financing activities:

   Issuance of common stock by Equitex to acquire
    Key and Nova resulting recognition of a deferred tax
    asset                                                     $ 1,440,000
                                                              ===========


   Conversion of preferred stock to common stock              $   400,000
                                                              ===========

   Common stock issued under deferred compensation
     agreements                                               $   345,991
                                                              ===========

   Cancellation of agreement to issue common stock
      for services                                            $   415,000
                                                              ===========

   Amortization of discount on preferred stock                $ 2,366,156
                                                              ===========

       See notes to condensed consolidated/combined financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

1.   ORGANIZATION AND BASIS OF PRESENTATION AND INTERIM FINANCIAL STATEMENTS:

     ORGANIZATION AND BASIS OF PRESENTATION:

      On August 6, 2001, Equitex, Inc. ("Equitex") distributed all of its assets
       (which primarily consisted of its investments in subsidiaries) to Equitex 2000, Inc. ("Equitex 2000"), a newly-formed subsidiary of Equitex. Equitex 2000 also assumed all liabilities of Equitex. The outstanding common shares of Equitex 2000 are to be distributed to the stockholders of Equitex based on proportional ownership of the shares held by the Equitex stockholders in a spin-off transaction. The shares of Equitex 2000 are being held in escrow pending effectiveness of Equitex 2000's Form 10 Registration Statement. Subsequent to the distribution, Equitex had no remaining operations.

      Also on August 6, 2001, immediately following the transaction described above, Equitex acquired Key Financial Systems, Inc. ("Key") and Nova Financial Systems, Inc. ("Nova"), both Florida companies that were under common control with nearly an identical ownership structure. The Company acquired Key and Nova in exchange for (i) 9,084,773 shares of the Company's common stock, (ii) cash of $5 million, (iii) warrants to acquire an aggregate of 990,134 shares of common stock exercisable at $0.02 per share, and (iv) warrants to acquire an aggregate of 3,933,350 shares of the Company's common stock exercisable at $5.65 per share. In order to raise the cash consideration of $5 million, the Company issued two new series of convertible preferred stock: 2,359 shares of Series H, 8% convertible preferred stock in exchange for $2,359,000, and 4,000 shares of Series I, 6% convertible preferred stock in exchange for $4,000,000 (Note 8).

      The transaction has been recorded as a reverse acquisition. The purchase price applied to the reverse acquisition has been based on the net book value of the underlying assets of the Company prior to the transaction plus $5,000,000. The historical stockholders' equity of Key and Nova prior to the merger has been retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any differences in the par value of the Equitex, Key, and Nova common stock, with an offset to additional paid-in capital. The restated retained earnings of the acquirer is carried forward after the acquisition.

      Key and Nova design and market credit card products aimed at the sub-prime market. The credit card products are marketed for an unaffiliated bank under an agreement that provides the Company with a 100% participation interest in the receivables and related rights associated with credit cards issued and requires the payment of monthly servicing fees to the bank. The Company provides collection and customer service related to the credit cards issued.

      The accompanying unaudited financial statements present the condensed consolidated financial position of the Company, Key and Nova as of September 30, 2001, and the results of their operations and cash flows for the three month and nine month periods ended September 30, 2001 and 2000. The financial statements presented for periods prior to August 6, 2001 consist of a combined balance sheet of Key and Nova as of December 31, 2000, and combined statements of operations and cash flows of Key and Nova through August 5, 2001. Subsequent to August 5, 2001, the accompanying unaudited financial statements present the financial position, results of operations and cash flows of the Company on a consolidated basis. The condensed combined balance sheet as of December 31, 2000 has been derived from the separate audited balance sheets of Key and Nova as of that date. All significant intercompany accounts and transactions have been eliminated in consolidation.

                         EQUITEX, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

1. ORGANIZATION, AND BASIS OF PRESENTATION AND INTERIM FINANCIAL STATEMENTS (CONTINUED):

      INTERIM FINANCIAL STATEMENTS:

      The condensed consolidated interim financial statements of Equitex, Inc.
       and subsidiaries (the "Company") for the three-month and nine-month periods ended September 30, 2001 and 2000, have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of September 30, 2001 and December 31, 2000, and for the periods ended September 30, 2001 and 2000 have been made. Except as described above, those adjustments consist only of normal and recurring adjustments.

      Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been condensed or omitted. These condensed consolidated/combined financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company's Form 10-K/A annual report for 2000 and the Company's definitive proxy statement, both filed with the Securities and Exchange Commission ("SEC") on May 16, 2001, as well as a Form 8-K/A filed with the SEC on October 22, 2001. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2.    SIGNIFICANT ACCOUNTING POLICIES:

      PRESENTATION OF CASH FLOWS:

      Cash flows from credit card receivables are reported net.

      CREDIT CARD RECEIVABLES:

      Credit card receivables are stated at cost plus refundable and earned fees
       (the balance reported to customers), reduced by allowances for refundable fees and losses.

      Fees are accrued monthly on active credit card accounts and included in credit card receivables, net of estimated uncollectable amounts. Accrual of income is discontinued on credit card accounts that have been closed or charged off. Accrued fees on credit card loans are charged off with the card balance, generally when the account becomes 90 days past due.

      The allowance for losses is established through a provision for losses charged to expense. Receivables are charged against the allowance for losses when management believes that collectibility of principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing accounts, based on evaluation of the collectibility of the accounts and prior loss experience. This evaluation also takes into consideration such factors as changes in the volume of the credit card receivable portfolio, overall portfolio quality, and current economic conditions that may affect the borrower's ability to pay. While management uses the best information available to make its evaluation, this estimate is susceptible to significant change in the near term.

                         EQUITEX, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

      OTHER RECEIVABLES AND DUE TO CARDHOLDERS:

      The Company charges a fully refundable reservation fee equal to each cardholder's borrowing limit upon issuance of a credit card. The amount due to cardholders represents the balance of reservation fees that would have to be refunded to cardholders should they close their accounts at the balance sheet date. Funds held in trust at Key Bank & Trust to secure payment of this liability are reflected in other receivables in the accompanying balance sheets.

      LEASEHOLDS AND EQUIPMENT:

      Leaseholds and equipment are stated at cost less accumulated depreciation.
       Depreciation is computed principally by the double declining-balance method over the assets' estimated useful lives.

      INCOME TAXES:

      Through August 5, 2001, both Key and Nova maintained S Corporation status for federal income tax purposes. As an S corporation, the shareholders reported their respective share of net income on their income tax returns. Effective August 6, 2001, in connection with the Company's acquisition of Key and Nova, Key and Nova terminated their S corporation status and became C corporations. As a C corporation, income taxes are provided for the tax effects of transactions reported in the financial statements and a deferred income tax liability or asset is recognized for temporary differences between the Company's financial statements and tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

      ESTIMATES:

      Preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

      SEGMENT INFORMATION:

      Statement of Financial Accounting Standards ("SFAS") No. 131, DISCLOSURES
       ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, establishes standards for the reporting and disclosure of information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers.

                         EQUITEX, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

      SEGMENT INFORMATION (CONTINUED):

      Management has determined that the Company operates in one dominant, operating segment that involves designing and marketing credit card products aimed at the sub-prime market. Substantially all of the Company's assets and employees are located in Florida, and all revenues are generated within the United States.

      NET INCOME (LOSS) PER SHARE:

      SFAS No. 128, EARNINGS PER SHARE, requires dual presentation of basic and diluted earnings or loss per share ("EPS") with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

      Earnings and loss per share of common stock is computed based on the average number of common shares outstanding during the period. The historical earnings per share of Key and Nova prior to the merger has been retroactively restated to reflect the new capital structure. Stock options, warrants, common stock to be issued, and convertible preferred stock are not considered in the calculations for the three month and nine month periods ended September 30, 2001, as the impact of the potential common shares would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share. Key and Nova did not have any outstanding dillutive equity instruments outstanding for the three month or nine month periods ending September 30, 2000, therefore diluted earnings per share is equivalent to basic loss per share.

      RECENTLY ISSUED ACCOUNTING STANDARDS:

      In July 2001, the Financial Accounting Standards Board ("FASB") issued
       SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited after that date. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortized over their useful lives. Thus, amortization of goodwill and intangible assets with indefinite lives will cease upon adoption of the statement. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001. The Company is currently assessing the impact, if any, that SFAS No. 141 and SFAS No. 142 may have on its financial condition or results of operations.

      In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR IMPAIRMENT OR
       DISPOSAL OF LONG-LIVED ASSETS, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact, if any, that SFAS No. 144 may have on its financial condition and results of operations.

                         EQUITEX, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

3.    CREDIT CARD RECEIVABLES:

      The composition of credit receivables at September 30, 2001, and at December 31, 2000, is as follows:

                                                    2001            2000
                                                ------------    ------------
                                                (Unaudited)     (Unaudited)

      Credit card receivables                   $ 49,865,331    $ 31,994,865
      Refundable reservation fees                (47,982,019)    (30,834,483)
                                                ------------    ------------
                                                   1,883,312       1,160,382
      Less allowance for losses                      191,203         254,086
                                                ------------    ------------
                                                $  1,692,109    $    906,296
                                                ============    ============

      Changes in the allowance for losses for the nine-month and three month periods ended September 30, 2001 and 2000, are as follows:

                                Nine-months ended      Three-months ended
                                  September 30,            September 30,
                              ---------------------   ---------------------
                                2001         2000       2001         2000
                              ---------   ---------   ---------   ---------
                             (Unaudited) (Unaudited) (Unaudited) (Unaudited)

      Balances, beginning     $ 254,086   $ 529,498   $ 217,921   $ 116,340

       Provision for
        (recovery of) losses    245,601     (90,267)     40,256     146,310
       Amounts charged-off     (308,484)   (261,612)    (66,974)    (85,031)
                              ---------   ---------   ---------   ---------
      Balances, ending        $ 191,203   $ 177,619   $ 191,203   $ 177,619
                              =========   =========   =========   =========

                         EQUITEX, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

4.    OTHER RECEIVABLES:

      The composition of other receivables at September 30, 2001, and at December 31, 2000, is as follows:

                                                  2001              2000
                                             --------------    --------------
                                               (Unaudited)       (Unaudited)

      Due from Key Bank & Trust              $      479,485    $    1,532,254
      Due from Net 1st National Bank              4,018,000         2,150,410
      Due from Merrick Bank                         937,230         1,490,231
      Other                                         671,889           105,190
                                             --------------    --------------
                                             $    6,106,604    $    5,278,085
                                             ==============    ==============

      The amounts due from Key Bank & Trust and Net 1st National Bank are held in trust accounts by the respective bank.

5.    LEASEHOLDS AND EQUIPMENT:

      The major classes of property and equipment and total accumulated depreciation at September 30, 2001, and at December 31, 2000, are as follows:

                                                  2001              2000
                                             --------------    --------------
                                               (Unaudited)       (Unaudited)

      Leasehold improvements                 $      125,854    $      116,202
      Furniture and equipment                       464,522           360,011
      Software                                       16,433            15,944
                                             --------------    --------------
                                                    606,809           492,157
      Less accumulated depreciation                 309,824           225,514
                                             --------------    --------------
                                             $      296,985    $      266,643
                                             ==============    ==============

6.    TRANSACTIONS WITH RELATED PARTIES:

      Notes payable include $249,700 and $325,000 at September 30, 2001 and
       December 31, 2000, respectively, of short-term borrowings from shareholders. Such amounts were borrowed in September 2001 and December 2000, respectively, to provide working capital. Shareholder borrowings bear interest at 10%, are due on demand, and are repaid from cash flow generated by ongoing operations.

                         EQUITEX, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

6.    TRANSACTIONS WITH RELATED PARTIES (CONTINUED):

      Key has entered into an agreement with Paragon Water Member Services
       ("Paragon"), a company that was affiliated with Key through common ownership prior to Equitex's acquisition of Key on August 6, 2001, whereby Paragon provides credit card marketing services for the Company. Paragon earns commissions for card applications that are not subsequently refunded. Total expense under this agreement was $1,771,523 and $318,796 for the three months ended September 30, 2001 and 2000, respectively, and $3,765,359 and $318,796 during the nine months ended September 30, 2001 and 2000, respectively. The Company owed Paragon $250,092 as of September 30, 2001, and no amount was owed to Paragon at December 31, 2000.

      Effective March 19, 2001, Key entered into an agreement with Paragon to assume the management of Paragon's telemarketing operations. Under the agreement Key assumed certain operating expenses and is paid a management fee representing 75% of the net operating profits of the telemarketing operations. Total net losses under this agreement were $20,548 and $0 for the three months ended September 30, 2001 and 2000, respectively, and $216,698 and $0 during the nine months ended September 30, 2001 and 2000, respectively. The Company is responsible for any operating losses, with the right of offset against future operating profits.

7.    COMMITMENTS, CONTINGENCIES AND CREDIT RISK:

      LITIGATION:

      The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on the consolidated results of operations, financial position or cash flows of the Company.

      LEASE COMMITMENTS:

      Key and Nova rent office space under a non-cancelable operating lease with initial terms through September 30, 2004. The office lease has a five year renewal option. The future minimum rental payments due under the non-cancelable lease as of September 30, 2001, is as follows:

                    Year ending
                    December 31,                         Amount
                    -------------------------------------------------
                    2001 (Remainder)               $          100,400
                    2002                                      408,300
                    2003                                      431,000
                    2004                                      450,100
                                                   ------------------
                                                   $        1,389,800
                                                   ==================

      During the nine months ended September 30, 2001 and 2000, rent expense amounted to approximately $258,000 and $222,000, respectively.

      In addition, the Company leases office space in Colorado on a month-to-month basis for $2,500 per month from a corporation in which the Company's president is the sole shareholder.

                         EQUITEX, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

7.    COMMITMENTS, CONTINGENCIES AND CREDIT RISK (CONTINUED):

      CONTINGENCIES:

      A credit limit has been established for each cardholder account acquired by Key and Nova. By agreement, the credit limit can be terminated at any time for any reason. Because the initial reservation fee charged to all account holders is fully refundable, the total of accounts with credit limits in excess of cardholder balances is reflected as a liability in the amount of $4,999,740 and $4,389,443 as of September 30, 2001 and December 31, 2000, respectively, in the accompanying balance sheets.

      Credit cards are issued throughout the United States to customers that are considered high credit risks. The Company evaluates each customer's credit worthiness on a case-by-case basis. Because of the reservation fee charged upon issuance of credit cards, charges for purchases or cash advances are generally limited to the amount of payments collected from each customer less fees charged.

      The Company's credit card receivables were initiated under membership terms with VISA and MasterCard. Modification of these terms by VISA and MasterCard could adversely affect operating results.

      CONSULTING AGREEMENTS:

      In September 2000, the Company entered into a consulting agreement for services to be performed subsequent to December 31, 2000, in which, upon the satisfaction of various performance criteria, the Company is to issue 75,000 shares of common stock and warrants to purchase and additional 75,000 shares of common stock at an exercise price equal to 80% of the average closing bid price of the Company's common stock ten days prior to issuance. At the date of commitment, the total compensation cost was calculated to be approximately $750,000, which was recognized subsequent to December 31, 2000, as the performance criteria were satisfied. The Company recognized $687,500 of expense prior to the August 6, 2001 merger, and $62,500 of expense subsequent to the August 6, 2001 merger, which is included in the Company's operations for the three month and nine month periods ended September 30, 2001.

      In April 2001, the Company entered into a consulting agreement for investor relations and development services, in which, upon the satisfaction of various performance criteria, the Company is to issue 150,000 shares of common stock. At the date of commitment, the total compensation cost was calculated to be approximately $778,000, which was to be recognized as the performance criteria are satisfied. In October 2001, the Company exercised its right to cancel this contract and agreed to issue only 70,000 shares of common stock for certain performance criteria that were met upon cancellation of the contract. Therefore, compensation cost was recalculated to be approximately $363,000 at the date of the original commitment. The Company recognized $250,666 of expense prior to the August 6, 2001 merger, and $112,334 of expense subsequent to the August 6, 2001 merger, which is included in the Company's operations for the three month and nine month periods ended September 30, 2001.

                         EQUITEX, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

7.    COMMITMENTS, CONTINGENCIES AND CREDIT RISK (CONTINUED):

      CONSULTING AGREEMENTS (CONTINUED):

      In September 2001, the Company entered into a consulting agreement for investor communications and public relations, in which the Company is to issue 350,000 shares of common stock and warrants to purchase an additional 350,000 shares of common stock in equal increments of 50,000 shares at exercise prices from $4 to $10 per share. At the date of the commitment, the total compensation cost was calculated to be approximately $1,733,000, which is to be recognized in subsequent periods as the services are performed.

8.    STOCKHOLDERS' EQUITY:

      ISSUANCES AND ACTIVITY PRIOR TO THE AUGUST 6, 2001 MERGER:

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

      SERIES G REDEEMABLE CONVERTIBLE PREFERRED STOCK:

      The holder of the Series G redeemable convertible preferred stock (the
       "Series G Preferred Stock") is entitled to cumulative dividends at 6% per annum plus a 4% dividend default rate, payable quarterly commencing September 30, 2000. Dividends are payable in cash or, at the Company's option, in shares of the Company's common stock. The Series G Preferred Stock contains a liquidation preference equal to the sum of the stated value of each share plus an amount equal to 30% of the stated par value plus the aggregate of all accrued and unpaid dividends on each share of Series G Preferred Stock until the most recent dividend payment date or date of liquidation, dissolution or winding up of the Company. All outstanding shares of Series G Preferred Stock automatically convert into common stock on August 31, 2003. The Series G Preferred Stock is redeemable at the Company's option at any time through August 31, 2003 at a redemption price equal to $1,350 per share plus any accrued but unpaid dividends.

                         EQUITEX, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

8.   STOCKHOLDERS' EQUITY (CONTINUED):

      ISSUANCES AND ACTIVITY PRIOR TO THE AUGUST 6, 2001 MERGER (CONTINUED):

      SERIES G REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED):

      The Series G Preferred Stock is convertible, together with any accrued but unpaid dividends, at any time into shares of the Company's common stock at a conversion price per share equal to the lesser of $6.50 or 65% of the average closing bid price of the Company's common stock as specified in the agreement. The warrants were valued at $242,000 utilizing the Black-Scholes option-pricing model, and therefore $242,000 of the total proceeds was allocated to the warrants, resulting in an imputed interest rate of 7.4%.

      At June 30, 2001, Equitex, Inc. had 7,687,657 shares of common stock issued and 462,025 shares of Series D, F and G convertible preferred stock outstanding valued at $5,485,500. In July 2001, prior to the merger, all of the Series F convertible shares (460,000 shares) valued at $2,990,000 were converted into 525,716 shares of common stock at a conversion price of $7.00 per share.

      SERIES H CONVERTIBLE PREFERRED STOCK:

      In July 2001, prior to the merger, the Company issued 2,359 shares of 8%, Series H Convertible Preferred Stock (the "Series H Preferred Stock") for $1,000 per share, which is the stated value per share (total proceeds of $2,359,000 less issue costs of approximately $300,000). Each share of Series H Preferred Stock automatically converted into 200 shares of the Company's common stock (471,800 shares) and 200 warrants to purchase common stock on July 19, 2001. Each warrant is exercisable until July 19, 2004 at an exercise price of $5.78 per share.

      Because the Series H Preferred Stock contained an immediate beneficial conversion feature, net income applicable to common stockholders was decreased by $212,310 during the third quarter of 2001, the amount of the discount resulting from the beneficial conversion feature.

      SERIES I REDEEMABLE CONVERTIBLE PREFERRED STOCK:

      In August 2001, the Company issued 4,000 shares of 6%, Series I
       Convertible Preferred Stock (the "Series I Preferred Stock") along with warrants to purchase 400,000 shares of common stock for $1,000 per share, which is the stated value per share (total proceeds of $4,000,000 less issue costs of approximately $500,000). The holder of each share of Series I Preferred Stock is entitled to cumulative dividends at 6% per annum plus a 4% dividend default rate if any dividend is not paid in full on any dividend payment due date, payable quarterly commencing September 30, 2001. Dividends are payable in cash or at the Company's option, in shares of the Company's common stock. The Series I Preferred Stock contains a liquidation preference equal to the sum of the stated value of each share plus an amount equal to 30% of the stated par value plus the aggregate of all accrued and unpaid dividends on each share of Series I Preferred Stock until the most recent dividend payment date or date of liquidation, dissolution or winding up of the Company. All outstanding shares of the Series I Preferred Stock automatically convert into common stock on July 20, 2004.

                         EQUITEX, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

8.    STOCKHOLDERS' EQUITY (CONTINUED):

      ISSUANCES AND ACTIVITY PRIOR TO THE AUGUST 6, 2001 MERGER (CONTINUED):

      SERIES I REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED):

      The Series I Preferred Stock is redeemable at the Company's option at any time through July 20, 2004 at a redemption price equal to $1,250 per share plus any accrued but unpaid dividends. The Series I Preferred Stock is convertible, together with any accrued but unpaid dividends, at any time into shares of the Company's common stock at a conversion price per share equal to the lesser of $5.98 or 65% of the average closing price of the Company's common stock as specified in the agreement.

      Because the Series I Preferred Stock contained an immediate beneficial conversion feature, net income applicable to common stockholders was decreased by $2,153,846 during the third quarter of 2001, the amount of the discount resulting from the beneficial conversion feature.

      OPTIONS AND WARRANTS:

      In July 2001, prior to the merger, the Company issued 112,500 shares of common stock to consultants upon the conversion of 112,500 warrants to purchase common stock at an exercise price of $4.00 per share.

      In August 2001, prior to the merger, the Company issued 78,645 shares of common stock at a price equal to the closing stock price at the date of issuance along with warrants to purchase 78,645 shares of common stock in exchange for $495,510 in related party receivables due by the Company's subsidiary Triumph. The warrants were granted with an exercise price above market value at the date of issuance and are exercisable through August 2006.

      In August 2001, prior to the merger, the Company issued 78,339 shares of common stock along with warrants to purchase 78,339 shares of common stock to Equitex 2000, a wholly owned subsidiary of the Company. The warrants were granted with an exercise price above market at the date of issuance and are exercisable through August 2006. The stock and warrants were valued at approximately $410,000.

      DEBT CONVERSIONS:

      In August 2001, prior to the merger, the Company converted $859,062 in notes and other payables to related parties of the Company into 163,466 shares of the Company's common stock at a price equal to the closing stock price at the date of issuance along with warrants to purchase 163,466 shares of common stock. The warrants were granted with an exercise price above market value at the date of issuance and are exercisable through August 2006.

                         EQUITEX, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

8.    STOCKHOLDERS' EQUITY (CONTINUED):

      ISSUANCES AND ACTIVITY SUBSEQUENT TO THE AUGUST 6, 2001 MERGER:

      COMMON STOCK:

      In September 2001, 400 shares of Series I Preferred Stock were converted into 115,274 shares of common stock, at an average conversion price of $3.47 per share. In addition, the Company issued 66,665 shares of common stock to a consultant for services under a deferred compensation agreement entered into in April 2001.

      Also in September 2001, the Company agreed to issue 35,000 shares of common stock valued at $140,000 in exchange for acquisition costs incurred by third parties in connection with the Company's proposed acquisition of Chex Services, Inc. (Note 11).

      SERIES G PREFERRED STOCK:

      In November 2001, 200 shares of Series G Preferred Stock, plus accrued dividends of $13,833 on those shares, were converted into 78,664 shares of common stock at an average conversion price of $2.54 per shares.

      SERIES I PREFERRED STOCK:

      In October 2001, 370 shares of Series I Preferred Stock, plus accumulated unpaid dividends of $1,652 on those shares, were converted into 64,353 shares of common stock, at an average conversion price of $2.64 per share.

      In November 2001, the Board of Directors authorized the redemption of 330 shares of Series I Preferred Stock for $330,000 plus related accumulated and unpaid dividends of approximately $6,200. The scheduled redemption date is November 27, 2001.

9.    INCOME TAXES:

      Effective August 6, 2001, in conjunction with the acquisitions of Key and Nova by Equitex, and in conjunction with Key and Nova's termination of S Corporation status, the Company recorded a net deferred tax asset of approximately $1,440,000, which was recorded as an increase to deferred tax assets and an increase in additional paid-in capital. The net deferred tax asset primarily consists of approximately $3,700,000 of net operating losses of Equitex accumulated through August 5, 2001, and available to offset future taxable income. The net operating loss carryforwards expire between 2015 and 2021, and may be subject to certain limitations due to business acquisitions and other transactions.

                         EQUITEX, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

10.   OTHER OPERATING EXPENSES:

                                  Three months ended       Nine months ended
                                    September 30,             September 30,
                               -----------------------   -----------------------
                                  2001         2000         2001         2000
                               ----------   ----------   ----------   ----------
                              (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)

      Telecommunications       $  166,522   $  227,751   $  408,984   $  395,926
      Professional fees           456,797      171,880      721,282      476,343
      Printing and supplies         4,323        4,520       16,492       12,400
      Bank Charges                  5,029       50,673      111,028       50,673
      Other                       151,387       75,739      290,190      282,637
                               ----------   ----------   ----------   ----------
                               $  784,058   $  530,563   $1,547,976   $1,217,979
                               ==========   ==========   ==========   ==========

11.   PROPOSED BUSINESS TRANSACTIONS:

      PROPOSED TRANSACTION WITH CHEX SERVICES, INC.:

      In September 2001, the Company announced the signing of a definitive agreement for the acquisition of all the outstanding capital stock of Chex Services, Inc. ("Chex"), the effectiveness of which is subject to the completion and acceptance of certain due diligence-related items, completion of final closing documents and other customary pre-closing conditions. Chex is a financial services company that provides check cashing, automated teller machines and credit card advances to customers primarily at gaming establishments located in Minnesota.

      PROPOSED TRANSACTIONS WITH MONEY CENTERS OF AMERICA, INC.:

      In September 2001, the Company signed a non-binding letter of intent to acquire Money Centers of America, Inc. ("MOA" ), the effectiveness of which is subject to the completion of customary due diligence, negotiation and execution of a definitive agreement and other customary conditions. MOA is a financial services company that provides cash access, technology, and marketing services to the gaming and retail markets. MOA funds-transfer systems allow casino patrons to access cash through check cashing, credit/debit card advances, automated teller machines and wire transfer. MOA also owns a proprietary "Cash Access System", which processes check, credit, and debit card transactions, thereby reducing the need for third party vendors.

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

(a) Liquidity.
(b) Capital Resources.

On August 6, 2001, the Registrant completed the distribution of all of its assets to Equitex 2000, Inc., and Equitex 2000, Inc. assumed all liabilities of the Registrant. Immediately following this transaction, the Registrant completed the acquisitions of Key Financial Systems, Inc. ("Key") and Nova Financial Systems, Inc. ("Nova"), which were recorded as reverse acquisitions. The financial statements presented for the three and nine months ended September 30, 2000, are those of Key and Nova. For the three and nine months ended September 30, 2001, the financial results of Key and Nova are presented on a consolidated basis with those of the Registrant for the period from August 6, 2001 through September 30, 2001.

Net income will provide the most significant portion of the Registrant's liquidity at the operating company level for Key and Nova. This may be augmented from time to time by the issuance of notes payable for short-term financing needs. For the Registrant at the holding company level, a majority of liquidity needs will be derived from financing activities including the issuance of stock for cash through the exercise of warrants and options, as well as the issuance of notes payable. Holding company liquidity may also be affected by inter-company payments of cash from Key and Nova. Presently, the Registrant believes its liquidity and capital resources are sufficient to fund its operations through fiscal 2002.

At September 30, 2001, the Registrant had a cash position on a consolidated basis of $315,689. Net cash provided by operating activities for the nine months ended September 30, 2001 was $2,312,844 versus $4,188,725 during the same period of 2000 for Key and Nova. The most significant portion of this change was the decrease in net income for the nine month period from $3,422,543 in 2000 to $1,465,585 in 2001. Total adjustments to reconcile net income to net cash increased by $81,077 to $847,259 at September 30, 2001. Increases in provision for recovery of losses and increase in other receivables were offset by a significantly lower decrease in deferred income taxes and a decrease in other assets.

                                    ITEM TWO
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION

Net cash used in investing activities was $(1,146,066) in the nine months ended September 30, 2001 as compared to net cash provided by investing activities of $233,629 in 2000 for Key and Nova. Net increase in credit card receivables of $(1,031,414) in 2001 from a net decrease in credit card receivables of $282,954 in 2000 accounted for nearly all of this change.

Net cash used in financing activities was $(924,700) for the nine months ended September 30, 2001 as compared to $(3,925,000) in 2000 for Key and Nova. Common stock of Key and Nova issued for cash of $1,000,000 in 2001, a decrease in dividends paid to Key and Nova shareholders from $3,925,000 in 2000 to $2,000,000 in 2001, and net changes in notes receivable of $75,300 accounted for this significant decrease.

(c) Results of operations.

The financial statements presented for the three and nine months ended September 30, 2000, are those of Key and Nova. For the three and nine months ended September 30, 2001, the financial results of Key and Nova are presented on a consolidated basis with those of the Registrant for the period from August 6, 2001 through September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2001 VS. SEPTEMBER 30, 2000

CREDIT CARD INCOME

Credit card servicing fees, Key and Nova's principal source of earnings, are credit card fees accessed on credit card accounts owned by each companies' client bank. These include monthly membership fees, late charges, overlimit fees, and return check fees. The fees are paid to Key and Nova under a 100% loan participation agreement with the client bank. Credit card servicing fees for the nine months ended September 30, 2001 decreased 13% to $7,627,389 from the 2000 period as a result of a slight decrease in average active credit card accounts. The year-to-date average number of active accounts during 2001 was 100,889 versus 104,035 in 2000, a 3% decrease. The year-to-date new account volume in 2001 was 117,212 compared to 45,627 for 2000, a 157% increase.

At the inception of the program, all applicants that paid the processing fee were issued a credit card account. In June 2000, Key implemented a new account activation procedure that required applicants to return a signed activation certificate. This procedure greatly reduced the number of credit cards issued to individuals that historically never activated their accounts.

In March of 2001, Key performed a detailed analysis comparing the number of active accounts on file for three months and longer between the two different card issuance methodologies. The company found a significantly smaller percentage of active accounts on file in relationship to applications for the new method versus the original card issuance policy. Though the average credit card income per account was higher during 2000 when the activation certificates were required, the number of net remaining accounts was significantly less, which reduces the amount of residual income Key will earn over the life of the account relationships. Therefore, effective April 2001, new applicants that have paid the processing fee are issued credit cards without the need to return a signed activation certificate. The majority of the accounts that represent the increase in new accounts in 2001 versus 2000 were booked after the change in the card issuance policy.

                                    ITEM TWO
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION

Marketing accelerated in May 2001, increasing from 23,646 new accounts added during January through April 2001 to 93,566 added during May through September. This increase in marketing placed a larger expense burden on Key that will be borne by income generated in subsequent periods. A few months lapse before new accounts become profitable, with later period profits recovering earlier losses. While the accelerated marketing plans continue, effects of the September 11, 2001 disaster and subsequent slowing of mail delivery due to bioterrorism concerns may affect the timing and effectiveness of Key's direct marketing campaigns during the fourth quarter of 2001 and into 2002.

PROVISION FOR LOSSES

The provision for losses is the charge to operating earnings that management feels is necessary to maintain the reserve for possible losses at an adequate level. The provision is determined based on growth of the portfolio, the net amount of losses incurred, and management's estimation of potential future losses based on an evaluation of the portfolio risks and economic conditions. In the 2001 period, Key and Nova had a total provision of $245,601 compared to a recovery of $90,267 for the same period in 2000. This resulted from a reduced year-to-date 2000 provision, $28,329, and not from a decrease in credit quality. The allowance for losses at September 30, 2001 was $191,203 or 10.2% of credit card receivables, net of unearned income, compared to $177,619 or 15.8% of credit card receivables, net of unearned income, at September 30, 2000. Management believes that the reserve for possible losses was adequate to provide for potential losses at September 30, 2001 and 2000.

The 2000 reduction in provision came from the maturation of Key's credit card portfolio. Key ceased marketing of new accounts from April of 1999 to January 2000, at the request of the initial client bank. New card volume during this time was transferred to the client bank of Key Financial Systems' affiliate company, Nova Financial Systems. Marketing resumed in February 2000.

OTHER INCOME

Other income for the nine months ended September 30, 2001 increased 52.6% to $3,508,371 compared to the same period in 2000. The major component of other income is application processing fee income which increased 44.7% to $3,172,562 due to increased new application volume. New account volume was 117,212 in 2001 compared to 45,627 for the same period in 2000.

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2001 increased $1,705,945 to $9,789,508 from $8,083,563 for the same period in 2000. This operating expense corresponds to increases in salaries and wages of $1,255,763 due to increases in call center staffing. The year-to-date average account base of 100,889 was similar to the average account base of 104,035 for the year-to-date period in 2000. However, the average life of the average account was significantly less in the 2001 period. Additionally, in 2001, there were 117,212 average monthly new accounts compared to 45,627 average monthly new accounts in 2000. This resulted in a higher percentage of newer accounts, the most costly period of the account's life. Included in the nine months ended September 30, 2001 are other operating expenses for Equitex of approximately $326,000 for the period from August 6, 2001 through September 30, 2001.

                                    ITEM TWO
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION

THREE MONTHS ENDED SEPTEMBER 30, 2001 VS. SEPTEMBER 30, 2000

CREDIT CARD INCOME

Third quarter 2001 credit card servicing fees increased 19% to $2,946,653 from the third quarter 2000 as a result of an increase in active credit card accounts. Quarterly average number of active accounts during 2001 was 132,082 versus 109,572 in 2000, a 21% increase. The third quarter new account volume in 2001 was 49,977 compared to 15,322 for 2000, a 326% increase. Applicants marketed during the third quarter of 2000 were required to return a signed activation certificate prior to the establishment of an account. During 2001, all applicants that paid the processing fee were issued a credit card account resulting in higher new account volume.

PROVISION FOR LOSSES

The provision for losses is the charge to operating earnings that management feels is necessary to maintain the reserve for possible losses at an adequate level. The provision is determined based on growth of the portfolio, the net amount of losses incurred, and management's estimation of potential future losses based on an evaluation of the portfolio risks and economic conditions. For the three months ended September 30, 2001, the provision for losses was $40,256 compared to $146,310 for the three months ended September 30, 2000.

OTHER INCOME

Third quarter other income for the year 2001 decreased 31.3% to $1,096,622 compared to the third quarter 2000. The major component of other income is application processing fee income which decreased 38.8% to $941,624 due to lower new paid application volume, 49,037 for third quarter 2001 versus 65,076 for the same period in 2000. The lower volume was primarily in the Internet related marketing activities.

OPERATING EXPENSES

Operating expenses for the quarter ended September 30, 2001 increased $981,727 to $3,881,286. This 33.9% operating expense increase corresponds to the 20% increase in average active accounts. Additionally, the average account base of 109,572 for the third quarter 2000 was comprised of more seasoned accounts, since the marketing of new accounts ceased from April 1999 through January 2000. The third quarter 2001 average account base of 132,082 was comprised of a higher percentage of newer accounts, the most costly period of the account's life

The increase of $981,727 was principally comprised of increased salaries and wages of $502,196 for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. This increase is directly associated with the increased costs of obtaining new accounts as well as higher costs related to the higher percentage of newer accounts. Included in the three months ended September 30, 2001 are other operating expenses of approximately $326,000 for the period from August 6, 2001 through September 30, 2001 for the operations of Equitex, Inc.

                                    ITEM TWO
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION

PREFERRED STOCK

Non-cash amortization of beneficial conversion costs relating to the Registrant's H and I Preferred Stock was $2,366,156 for the three and nine months ended September 30, 2001. Deemed preferred dividends was $60,600 for the three and nine months ended September 30, 2001. As a result of these non-cash expenses, net loss applicable to common stockholders was $(2,274,349) for the three months ended September 30, 2001 and $(1,078,871) for the nine months ended September 30, 2001.

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

In July 2001, The Financial Accounting Standards Board ("FASB") issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited after that date. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortized over their useful lives. Thus, amortization of goodwill and intangible assets with indefinite lives will cease upon adoption of the statement. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001. The Company is currently assessing the impact, if any, that SFAS No. 141 and SFAS No. 142 may have on its financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact, if any, that SFAS No. 144 may have on its financial condition and results of operations.

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



                                   ITEM THREE
             QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Not applicable

                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

              None

Item 2.       Changes in Securities

         During the quarter ended September 30, 2001, the Company issued a total of 10,697,178 shares of its $0.02 par value common stock, 2,359 shares of its Series H 8% Convertible Preferred Stock ("Series H Preferred") and 4,000 shares of its Series I 6% Convertible Preferred Stock ("Series I Preferred") in various transactions as described below. For each of the following transactions, the Company relied upon the exemptions from registration provided by Sections 4(6) or 4(2) of the Securities Act and Rule 506 promulgated thereunder based upon (i) representations from each investor that it is an accredited or sophisticated investor with experience in investing in securities such that it could evaluate the merits and risks related to the Company's securities; (ii) that no general solicitation of the securities was made by the Company; (iii) each investor represented to the Company that it was acquiring the securities for its own account and not with a view towards further distribution; (iv) the securities issued were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act; (v) the Company placed appropriate restrictive legends on the certificates representing the securities regarding the restricted nature of these securities; and (vi) prior to completion of the transaction, each investor was informed in writing of the restricted nature of the securities, provided with all information regarding the Company as required under Rule 502 of Regulation D and were given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations. The shares were issued as follows:

         On July 9, 2001, the Company issued 12,500 shares of its $0.02 par value common stock to an accredited investor upon conversion of 12,500 warrants to purchase common stock at an exercise price of $4.00 per share for total proceeds to the Company of $50,000.

         On July 19, 2001, the Company issued 525,716 shares of its $0.02 par value common stock to Meridian Residential Group and two accredited investors, upon conversion of 460,000 shares of the Company's Series F Convertible Preferred Stock valued at $2,990,000. This represents a conversion price of $7.00 per share. Under the terms of the Series F Shares, conversion does not require the payment of any consideration. The Company relied upon the exemption provided under Section 3(a)(9) of the Securities Act for the issuance of the common stock upon conversion, based upon the following factors: (i) the Company was the issuer of the Series F Shares and the common stock issued upon conversion; (ii) the conversion right is only available to holders of the Series F Shares; (iii) no additional consideration was paid to the Company by the holders of the Series F Shares to complete the conversion, nor were the terms of the Series F Shares modified to provide for the conversion; and (iv) no commission or other remuneration was paid in connection with the conversion.

         On July 19, 2001, the Company issued 100,000 shares of its $0.02 par value common stock to an accredited investor upon conversion of 100,000 warrants to purchase common stock at an exercise price of $4.00 per share for total proceeds to the Company of $400,000.

         On July 19, 2001, the Company issued 2,359 shares of its Series H Preferred to twenty-three accredited investors at a purchase price of $1,000 per share for total proceeds to the Company of $2,359,000. Each share of Series H Preferred automatically converted on July 19, 2001 into 200 shares of the Company's $0.02 par value common stock and 200 warrants, each warrant to purchase one share of the Company's common stock at $5.78 per share exercisable until July 19, 2004. Accordingly, on July 19, 2001, the Company issued 471,800 shares of its $0.02 par value common stock to twenty-three accredited investors upon conversion of 2,359 shares of Series H Preferred stock valued at $2,359,000. A commission and non-refundable expense allowance of $306,670 was paid to Miller Johnson Steichen Kinnard with respect to this transaction.

         On August 2, 2001, the Company issued 191,425 shares of its $0.02 par value common stock to Gulfstream 1998 Irrevocable Trust upon conversion of $786,201 in debt owed the President of the Company as well as the purchase of $216,868 in notes and accrued interest issued by the Company's subsidiary, Triumph Sports, Inc. This represents a conversion price of $5.24 per share.

         On August 2, 2001, the Company issued 12,156 shares of its $0.02 par value common stock to TR Capital Corp upon conversion of $63,695 in debt owed to TR Capital by the Company. This represents a conversion price of $5.24 per share.

         On August 2, 2001, the Company issued 37,258 shares of its $0.02 par value common stock to USA Skate Corp for the purchase of $195,235 in notes and accrued interest issued by the Company's subsidiary, Triumph Sports, Inc. This represents a conversion price of $5.24 per share.

         On August 2, 2001, the Company issued 78,339 shares of its $0.02 par value common stock to Equitex 2000, Inc. as compensation for $410,496 costs and expenses incurred by the Company in connection with the acquisitions of Key Financial Systems, Inc. and Nova Financial Systems, Inc. that were transferred to Equitex 2000 as a result of the distribution of the Company' assets and liabilities to Equitex 2000 effective August 6, 2001. This represents a conversion price of $5.24 per share.

         On August 2, 2001, the Company issued, 795 shares of its $0.02 par value common stock to Russell Casement, a director of the Company, upon conversion of $4,167 in debt owed Mr. Casement by the Company. This represents a conversion price of $5.24 per share.

         On August 2, 2001, the Company issued, 477 shares of its $0.02 par value common stock to Joseph W. Hovorka, a director of the Company, upon conversion of $2,500 in debt owed Mr. Hovorka by the Company. This represents a conversion price of $5.24 per share.

         On August 3, 2001 through August 6, 2001, the Company issued 4,000 shares of its Series I Preferred to five accredited investors at a purchase price of $1,000 per share for total proceeds to the Company of $4,000,000. The Series I Preferred is convertible into the Company's common stock at the lesser of $5.98 per share or 65% of the average closing bid price of the Registrant's common stock as reported by the Nasdaq Stock Market for the five days immediately preceding conversion, including accured dividends. Finders fees totaling $400,000 were paid to World Capital Funding and Blake Street Capital in connection with this transaction.

         On August 6, 2001, the Company issued 9,084,773 shares of its $0.02 par value common stock to the stockholders of Key Financial Systems, Inc. ("Key") and Nova Financial Systems, Inc. ("Nova") in consideration for the acquisition of all of the outstanding securities of Key and Nova. The value of these securities was $48,966,926 or $5.39 per share, which represents the closing price of the Company's common stock as reported by the Nasdaq Stock Market on that date.

         On August 9, 2001, the Company issued 115,274 shares of its $0.02 par value common stock to an accredited investor upon conversion of 400 shares of Series I Preferred valued at $400,000. This represents a conversion price of $3.47 per share.

         On September 24, 2001, the Company issued 66,665 shares of its $0.02 par value common stock to a consultant for services valued at $345,325 or $5.19 per share.

Item 3.       Defaults upon Senior Securities

              None

Item 4.       Submission of Matters to a Vote of Security Holders

              None

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

         On August 21, 2001, the Company filed a Current Report on Form 8-K under Items 2 and 7 reporting the distribution of the assets and liabilities of the Company to Equitex 2000, Inc. as well as the subsequent acquisitions of Key Financial Systems, Inc. and Nova Financial Systems, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Equitex, Inc.
                                      (Registrant)



Date: November 19, 2001               By:  /s/ Henry Fong
                                           -------------------------------------
                                           Henry Fong
                                           President, Treasurer and
                                           Chief Financial Officer