Form 10-K
period 2001-12-31
EQUITEX INC
filed 2002-04-15
CIK 716101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

               /X/ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For
                    the fiscal year ended: DECEMBER 31, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: /X/

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $24,089,825 based on the last sale price of the Registrant's common stock on April 5, 2002, ($1.27 per share) as reported by the Nasdaq Stock Market.

The Registrant had 21,478,197 shares of common stock outstanding as of April 5, 2002.

Documents incorporated by reference: None

                                  EQUITEX, INC.
                                    FORM 10-K

THIS REPORT MAY CONTAIN CERTAIN "FORWARD-LOOKING" STATEMENTS AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 OR BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE REGISTRANT'S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE REGISTRANT'S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY", "WILL", "EXPECT", "BELIEVE", "ANTICIPATE", "INTENT", "COULD", "ESTIMATE", "MIGHT", OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE REGISTRANT'S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO ACQUISITIONS, GOVERNMENTAL REGULATION, MANAGING AND MAINTAINING GROWTH, THE OPERATIONS OF THE COMPANY AND ITS SUBSIDIARIES, VOLATILITY OF STOCK PRICE AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER REGISTRANT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

(a) General development of business.

Equitex, Inc. was organized under the laws of the State of Delaware in 1983, and we elected to become a business development company and be subject to the applicable provisions of the Investment Company Act of 1940 in 1984. Until January 4, 1999, Equitex was a business development company which is a form of closed-end, non-diversified investment company under the Investment Company Act of 1940. A business development company generally must maintain 70% of its assets in new, financially troubled or otherwise qualified companies, known as investee companies, and offers significant managerial assistance to such companies. Business development companies are not subject to the full extent of regulation under the Investment Company Act of 1940. We primarily were engaged in the business of investing in and providing managerial assistance to developing companies that, in our opinion, would have a significant potential for growth. On April 3, 1998, our stockholders authorized us to change the nature of our business and withdraw our election as a business development which became effective on January 4, 1999.

At a special stockholders meeting held on June 22, 2001, our stockholders approved the distribution by us of all of our assets and liabilities to Equitex 2000, Inc., which was then a wholly-owned and Delaware-chartered subsidiary of us, and the distribution by us of all of the outstanding shares of Equitex 2000 common stock to our stockholders on the basis of one share of common stock of Equitex 2000 for each share of our common stock.

On August 6, 2001, we distributed all of our assets (which primarily consisted of investments in subsidiaries) to Equitex 2000, Inc. a subsidiary formed by us in 2001. Equitex 2000 also assumed all or our liabilities. Simultaneous with the distribution of assets and liabilities to Equitex 2000, we transferred our rights, title and interest in the issued and outstanding shares of Equitex 2000 to an escrow account, outside of our control. The shares of Equitex 2000 are to be distributed from escrow to our stockholders upon the effective registration of Equitex 2000. Shares of Equitex 2000 are to be distributed based on each stockholder's proportional ownership interest in Equitex as of July 20, 2001.

Also on August 6, 2001, immediately following the distribution to Equitex 2000, we acquired all of the outstanding common stock of Key Financial Systems, Inc. and Nova Financial Systems, Inc., both Florida companies previously under common control with nearly an identical ownership structure. We acquired Key and Nova in exchange for (i) 9,084,773 shares of our common stock, (ii) cash of $5 million, (iii) warrants to acquire an aggregate of 990,134 shares of common stock exercisable at $0.02 per share, and (iv) warrants to acquire an aggregate of 3,933,350 shares of our common stock exercisable at $5.65 per share. In order to raise the cash consideration of $5 million, we issued two new series of convertible preferred stock, including 2,359 shares of Series H 8% convertible preferred stock in exchange for net proceeds of $2,059,000, and 4,000 shares of Series I 6% convertible preferred stock in exchange for net proceeds of $3,500,000.

Key Financial Systems was established in Clearwater, Florida in June 1997 to design, market and service credit card products aimed at the sub-prime credit market. In late 1998, the sister company, Nova Financial Systems was formed to provide the same services as Key Financial Systems for Key Financial Systems' second bank client, Merrick Bank. Nova Financial Systems marketed the Pay As You Go credit card program with Merrick Bank until September of 1999.

Until March 1, 2002, Key marketed the Pay As You Go credit card program with Net First National Bank of Boca Raton, Florida. At the close of business on March 1, 2002, the Office of the Comptroller of the Currency closed Net First National Bank and appointed the Federal Deposit Insurance Corporation (the "FDIC") as receiver.

As a result of the closing of Net First National Bank, Key is not currently marketing or servicing the Pay As You Go credit card program. The FDIC repudiated Key's contract with Net First National Bank effective March 4, 2002 and has closed all the credit card accounts relating to Key's contract with Net First National Bank. The FDIC's action results in the termination of all future credit card servicing revenues to Key from the Net First portfolio after March 4, 2002. The Net First portfolio accounted for approximately 139,000 of Nova and Key's 149,000 active accounts at March 1, 2002. In addition, the FDIC is presently holding certain funds owed to Key under its contract with Net First. Key is pursuing all amounts due from Net First with the FDIC.

Upon the closure of Net First, marketing of the Pay As You Go credit card was immediately suspended. Key took immediate steps to eliminate operating costs associated with the marketing and servicing of the Pay As You Go program at Net First. They retained their core personnel allowing them to maintain the infrastructure necessary to quickly re-establish marketing and servicing capabilities upon establishing a relationship with a new financial institution. Key also reallocated certain resources to other contract projects which should provide ongoing cash flow. Key is presently seeking a new financial institution to establish a new credit card program. On March 15, 2002, we announced the signing of a letter of intent to develop a credit card program for an existing financial institution. Completion of this transaction is subject to further due diligence by both parties, negotiation and execution of a definitive agreement, necessary state and/or federal regulatory approvals, board of director approval and any necessary stockholder approvals. There is no assurance this transaction will be completed.

Effective December 1, 2001, we acquired all the outstanding common stock of Chex Services, Inc. in exchange for 1,992,001 shares of our common stock valued at $10,119,000 ($5.08 per share), in a transaction accounted for as a purchase. In conjunction with the agreement, we entered into an employment incentive agreement with the president of Chex in which we granted him a warrant to purchase up to 730,000 shares of our common stock at an exercise price of $3.85 per share, which was the quoted market price of the common stock at the date the warrant was granted. The warrant is exercisable for a four-year period beginning December 1, 2001. Chex provides comprehensive cash access services to 50 casinos and other gaming establishments.

As a holding company, from time to time we evaluate opportunities for strategic investments or acquisitions that would complement our current services and products, enhance our technical capabilities or otherwise offer growth opportunities. As a result, acquisition discussions and, in some cases, negotiations may take place and future investments or acquisitions involving cash, debt or equity securities or a combination thereof may result

(b) Financial information about segments.

We operate in two industry segments, credit card services and cash disbursement services. Information relating to our operating segments can be found in Note 14 to our consolidated/combined financial statements for the year ended December 31, 2001.

(c) Narrative description of business.

EQUITEX

Beginning August 6, 2001, as a result of our transfer of assets and liabilities to Equitex 2000, we are now a holding company that operates through our wholly-owned subsidiaries, Key Financial Systems, Inc., a Florida corporation, Nova Financial Systems, Inc., a Florida corporation and Chex Services, Inc., a Minnesota corporation. Key and Nova are financial companies that specialize in selling credit card programs designed for high credit risk clients. Key and Nova are also full service organizations, that provide credit card portfolio management services, including automated application processing, customer service, mediation, collection services, risk management, accounting and management information systems. Chex Services is a financial company that provides comprehensive cash access services to casinos and other gaming establishments.


KEY FINANCIAL SYSTEMS AND NOVA FINANCIAL SYSTEMS

Key Financial Systems was established in Clearwater, Florida in June 1997 to design, market and service credit card products aimed at the sub-prime credit market. In late 1998, a sister company, Nova Financial Systems, was formed to provide the same services as Key Financial Systems for Key Financial Systems' second bank client. Key marketed the Pay As You Go credit card program for Key Bank & Trust until April of 1999 and marketed the Pay As You Go credit card program with Net First National Bank until March 1, 2002. Nova marketed the Pay As You Go program for Merrick Bank until September of 1999. Key has 100 percent loan participation interest in the Pay As You Go portfolios. The net loan balances on each portfolio is recorded by Key and all credit card income associated with each portfolio flows to Key under the program. Key is responsible for all losses and servicing costs including processing costs incurred on the portfolio with third party service providers and the bank client. As of March 1, 2002, Nova and Key have processed over 1,600,000 credit card applications and currently have 9,800 active credit card accounts.

At the close of business on March 1, 2002, the Office of the Comptroller of the Currency closed Net First National Bank, the sole issuing bank for the Pay As You Go credit card program, and appointed the FDIC as receiver. Subsequent to the closure, the FDIC informed the Pay As You Go credit card cardholders that their accounts were being closed and any monies due refunded. As a result, Key immediately suspended marketing the Pay As You Go credit card and took immediate steps to eliminate operating costs associated with the marketing and servicing of the Pay As You Go program. Key is now seeking a new financial institution partner to market credit card products. They retained their core personnel allowing them to maintain the infrastructure necessary to quickly re-establish marketing and servicing capabilities upon establishing a relationship with a new financial institution. In addition, Key reallocated certain resources to other contract projects to provide some ongoing cash flow. On March 15, 2002 we announced the signing of a letter of intent to develop a credit card program for an existing financial institution. Completion of this transaction is subject to further due diligence by both parties, negotiation and execution of a definitive agreement, necessary state or federal regulatory approvals, board of director approval and any necessary stockholder approvals. Until such time as Key is able to commence a new credit card program with one or more financial institutions, for which there is no guarantee, it will experience significantly lower revenues and cash flows and consequently, a negative effect on earnings that presently cannot be predicted.

Nova and Key are able to provide credit card portfolio management services including:

APPLICATION PROCESSING. Nova and Key provide automated application processing services with a proprietary software system including application entry by data file or paper, underwriting and data edits, processing fee payment processing by check including electronic checks (ACH), and return item processing. Nova and Key generate files for uploading new credit card account records to Equifax and FDR, the largest third party processor of credit card transactions.

CUSTOMER SERVICE. Nova and Key handle inbound customer service calls and written correspondence from customers concerning their application or credit card account. They have access to Equifax and FDR for card servicing and use their in-house application processing system for access to application information. They also provide customers the ability to make payments over the telephone.

MEDIATION. Nova and Key have designated specialists to provide mediation between their bank clients and their customers. They have established formal procedures for managing customer complaints and have a formal reporting process to their client banks.

COLLECTIONS. Nova and Key provide collection services for their portfolios. They use proprietary dialing software and collections management techniques to effectively collect sub-prime credit card accounts.

RISK MANAGEMENT. Nova and Key monitor suspect authorization activity and unusually large or suspicious payment activity. They provide all account control functions to minimize loss exposure from payment and sales activity.

ACCOUNTING. Nova and Key have the ability to process exception payments and all payment returns. They control and process fee adjustments pursuant to the client bank's policy. They perform the daily settlement accounting for the credit card portfolio. They have developed a proprietary commission accounting system to track compensation due their marketing vendors.

MANAGEMENT INFORMATION SYSTEMS. Nova and Key use cutting-edge technologies in hardware and software and have their own internal software development capabilities. Their technology resources include:

     o  Proprietary application processing system;
     o  Proprietary ACD (Automated Call Distribution) telephone system;
     o  Proprietary dialing systems using Dialogic hardware;
     o  Customized reporting from any application system;
     o  FoxPro, Sequel Server and Microsoft Access Databases; and
     o  NT Network with interfaces to FDR and Equifax.

     Support equipment includes:

     o  8 servers;
     o  250 personal computers; and
     o  DS3 (576 incoming and outbound telephone lines).

PRODUCT. Prior to the closure of Net First, Key offered an innovative product to customers with poor or little credit histories. There are no credit checks or credit turndowns. Key designed a "Pay As You Go" credit card that was issued with a $500 credit limit, with zero availability at issuance. The customers were required to make payments to have available credit on their account. This was accomplished by charging the customer's account at issuance, with a fully refundable "Reservation Fee" of $500. The fee was refunded as a credit to the customer's account at closure, either at the customer's request or if the account is charged-off. There was an $8 monthly membership fee and the balance was not subject to any interest charge. The account required a minimum payment of 3%, or $15 for each billing statement.

As Key searches for, and negotiates with, a new financial institution or institutions to market and/or service a new credit card product or products, it may be required to change certain features of that new product which may differ from the Pay As You Go card. Key Financial Services intends to work with the financial institution partner to establish the key features of any new credit card program. In addition, any new credit card program may require review and/or approval from certain federal or state regulatory agencies.

NOVA AND KEY TARGET MARKET. The opinions on the size of the sub-prime market vary depending on the particular label described, however, a 1996 survey from Faulkner and Gray, estimated the size of this market in the U.S. at 30 million and growing. More recent surveys by MasterCard International indicate the number to be at least twice as large. There are two basic segments in this market:

     1. EMERGING/THIN FILES - includes ethnic/immigrants groups, youth, elderly on fixed income, divorced, widows/widowers; and

     2. RECOVERING/CREDIT IMPAIRED - includes credit abusers with a history of credit problems including bankruptcies and those who have experienced a catastrophic one-time life event that destroyed their credit, such as death to a spouse, illness or divorce.

According to MasterCard International, this large underdeveloped segment includes 25-30% of U.S. households. This market has continuous segment growth and a 50% higher profit potential than the industry average (i.e. interest rates, processing fees, annual/membership fees, ancillary fees, etc.).

COMPETITION. Today, sub-prime credit cards continue to be marketed successfully to consumers throughout the U.S. with poor or limited credit histories. Generally, four types of credit cards are offered to sub-prime consumers in the marketplace:

     1. Fully secured;
     2. Partially secured;
     3. High fee unsecured; and
     4. Low limit unsecured.

The fully secured credit card is collateralized by a savings account equal to the credit limit. This type of credit card is difficult to sell and therefore not marketed as aggressively today. The fully secured card has low risk but has a high acquisition cost since a deposit has to be collected up front, which creates a challenging marketing hurdle. Most of the major issuers of traditional unsecured cards offer fully secured credit cards through their branch systems and as an alternative to the unsuccessful applicants for a regular card.

The partially secured credit card requires a collateral savings account but is issued with some unsecured credit - usually $50 - $300. The major issuers of these types of cards are Capital One, Providian, First National Bank of Marin, First Consumers National Bank, Sterling Bank, and most others in the sub-prime segment. The product is offered through all major distribution channels, including direct mail, telemarketing, television and the Internet. While the credit exposure per account is limited, issuers use credit based underwriting and decline applicants for card issuance.

The high fee unsecured credit card generally has less credit exposure than partially secured credit cards. A high non-refundable fee is charged on the card in order to limit the amount of available credit. Most of these card programs do not collect an up front processing fee. The high fee card programs are usually offered by banks that specialize in arranging relationships with marketing companies that sell the product and purchase the receivable from the issuing banks.

Many issuers, based on credit scoring models that have been developed in recent years, are now offering a low limit unsecured product. They are targeting the "improving" segment of the sub-prime customer base. Most have annual fees and many charge an application processing fee. Providian, Capital One, First Consumers National Bank, First Premier Bank, NA and many others are aggressively marketing this product. These programs have a significant number of declined applications, as a large segment of the sub-prime market will not qualify.

The Pay As You Go credit card was designed with the purpose of having a low risk profile for Nova and Key while being more competitive than most other sub-prime credit cards in the market. All the other programs charge a high interest rate with an annual fee. In most cases, Key's membership fee was less costly than the interest and annual fee charged on other programs. Nova and Key had no credit turn downs, which significantly improved response rates and the financial effectiveness of their marketing efforts. There will always be a significant number of consumers that will not qualify for the other sub-prime products or do not want to invest in a collateral savings account.

MARKETING. Nova and Key developed strategic relationships with companies that have significant marketing abilities in the major distribution channels, including inbound/outbound telesales, direct mail, television, and the Internet. Nova and Key manage and control all marketing programs related to the products offered by them. In addition, Nova and Key have access to proprietary methods of managing lists to identify the best potential customers from lists available in the market.

Historically, Nova and Key's most active distribution channel has been the Internet. Key has marketed through alliances with a number of popular Internet web sites including: Creditland.com, uproar.com, Mail.com, Spinway.com, GetSmart.com, NetCreations.com, Lendingtree.com, winvite.com and USA.net. Internet customers were directed to the Net First website, which is no longer operating, by a combination of banner links displayed on thousands of web sites, including those listed above, and approved e-mail programs. The Pay As You Go card had been ranked at various times during 2000 and 2001 within the top ten most popular credit card sites on the Internet by top9.com.

GOVERNMENT REGULATION. While state or federal banking authorities do not directly regulate Key and Nova, the financial institutions with which either company executes marketing or servicing contracts are subject to regulations by either or both. The Office of the Comptroller of the Currency is the primary regulator of federally chartered banks and has established operating guidelines for those banks. State chartered banks are regulated by individual state banking regulators which establish operating guidelines for state chartered banks. Many financial institutions are also insured by the Bank Insurance Fund which is administered by the FDIC and are therefore are subject to regulation by the FDIC as a secondary regulator. Any or all of these regulators can require activities to be performed by a financial institution for which Key or Nova markets or services credit card programs, either informally or by order, which could materially affect either company's ability to market or service its products. In addition, review and approval may be required by certain of these regulators prior to Key or Nova establishing a new credit card program with a financial institution.

On November 15, 2000, Key temporarily suspended marketing, including the Internet site, for Net First National Bank. This suspension was at the request of Net First National Bank to conform to the requirements of a Consent Order between Net First National Bank and Office of the Comptroller of the Currency. Net First National Bank was required to obtain legal opinions that Key's credit card marketing and the Pay As You Go program conformed to all applicable federal and state laws. The necessary opinions were prepared and forwarded to the Office of the Comptroller of the Currency. On December 15, 2000, Net First National Bank notified Key to resume marketing the Pay As You Go credit card on its behalf and was marketed until March 1, 2002.

CHEX SERVICES

Chex Services, Inc. was organized as a Minnesota corporation in July 1992. Chex was formed to provide comprehensive cash access services to casinos, and other gaming establishments, while also marketing their products ala carte to other establishments in the casino, entertainment, and hospitality industries. Chex's total funds transfer system allows casino patrons to access cash through check cashing, credit/debit card cash advances, automated teller machines and wire transfers. Chex's check and credit card advance systems allow it to compile detailed demographic data about patrons that utilize these services. The collected patron demographic data is then provided to the casino operators and can be used in their marketing efforts.

As of March 26, 2002, Chex has contracts to provide its comprehensive cash access service portfolio to twenty eight (28) locations. In addition, it provides ala carte products and services to twenty two (22) other locations. At each of these other locations Chex places credit/debit card cash advance systems and/or ATM terminals at the facility. In locations where Chex provides their comprehensive services, they actually operate their own independent teller facility separate from the casino's cashier cage. This teller facility is staffed by Chex's employees to process transactions and disburse cash to the location's customers when they transact requests for check cashing, credit/debit card advances, wire transfers and other services, such as, the issuance of money orders.

Chex's services are provided pursuant to the terms of a financial services agreement entered into with the gaming establishment. The agreement specifies which cash access services will be provided by Chex, the transaction fees to be charged by Chex to patrons for each type of cash access transaction and the amount of compensation to be paid by Chex to the casino. Pursuant to all of these agreements with the locations serviced, Chex maintains the exclusive rights (with rare exception) to provide its services for the term of the contract.

At each of the locations where Chex provides its cash access services, it must have sufficient cash available to process both check cashing and credit card advance transactions. Additionally, at each location where it operates ATMs, Chex must have sufficient cash available to replenish the ATM machines. The amount of cash required is dependent upon transaction volume which Chex calculates on a location by location basis to ensure sufficient reserves. To meet its cash needs, Chex arranges to have the cash it maintains on deposit delivered from a local bank as needed. Chex will usually utilize the same financial institution for depositing customer checks.0

Chex is presently exploring and anticipates introducing during 2002 one or more new products that would be complementary to their existing products and services which may include: cashless gaming smart cards, debit cards and/or credit cards and customized funds transfer systems for multi-jurisdictional gaming operators.

CREDIT/DEBIT CARD CASH ADVANCE SERVICES. Chex's credit/debit card cash advance services allow patrons to use their VISA, MasterCard, Discover, and American Express cards to obtain cash. The remote cash access terminals and other equipment used to provide credit card advance services are provided by a vendor pursuant to cash advance service agreements between Chex and the vendor. Each of the agreements provides that the vendor will supply, install and maintain, at the vendor's expense, the equipment and supplies necessary to operate the cash advance system.

Under the terms of the vendor agreements, the vendor charges each patron completing a credit card advance transaction a service fee based on the cash advance amount and pays a portion of such service fee to Chex. The service fee and the credit card cash advance amount are charged against the credit card account of the location patron effecting the transaction and deposited by the appropriate credit card company into the vendor's account. The vendor reimburses Chex for the advance amount, by check, and pays the commission due to Chex in the month following the month the transaction was completed. At all of the locations at which Chex provides credit card advance services, it pays the operator a commission for each completed credit card cash advance transaction.

Patrons may initiate a credit card cash advance transaction at a remote credit card cash advance terminal at Chex's teller facility. The remote credit card cash advance terminals consist of a credit card reader with an integrated keypad and a digital display. The patron initiates the credit card cash advance transaction by swiping the credit card's magnetic strip through the card reader and then entering the amount of cash requested. The remote terminal automatically accesses the credit card company's authorization center for approval of the transaction. If the transaction is approved, a cash advance draft is automatically generated at the teller facility and the patron is directed to go to the teller facility to obtain the cash advance. At the teller facility, the employee verifies the patron's identity and performs certain other security measures gathering certain demographic information, including the patron's address and telephone number. The patron then endorses the back of the cash advance draft, initials the front of the draft acknowledging the service fee charge and receives the cash requested with a transaction receipt. The vendor, pursuant to the terms of the agreements with Chex, guarantees payment to Chex for all transactions that are processed in accordance with the procedures specified in the agreements.

CHECK CASHING SERVICES. Chex's check cashing services allow location patrons to access cash by writing a check to Chex Services at its teller facility staffed by employees of the company. Chex's employees conduct the authorization and verification process for check cashing transactions in accordance with detailed procedures developed by Chex to help minimize bad debt from returned checks.

Chex's customers are granted check cashing limits based upon their check cashing history which is captured and maintained by Chex. The customer's ability to pay is critical in establishing their check cashing limits.

Chex charges the customer a fee for cashing checks. The fee for personal checks ranges from 3% to 10% of the amount of the cashed check. At the locations where they provide check-cashing services, Chex pays the location operator a commission based upon the monthly amount of checks cashed. Chex also cashes other financial instruments at varying customer fees, such as, money orders, government checks, payroll checks, insurance checks, etc.

Chex's check cashing services benefit location operators by providing demographic information on the location's patrons, relieving the location of any risk and collection costs associated with returned checks and by allowing the location to focus on the aspects of the business that they do best.

Chex mitigates its potential for returned items by establishing check-cashing limits based on the customer's history at Chex locations. In addition, Chex utilizes national negative databases to determine if a customer has written non-negotiable checks in the past. They also contact the customer's bank to verify funds availability in the customer's checking account and take the fingerprints and photo of customers to both deter potential bad checks and to assist their efforts in collections when necessary.

ATM SYSTEMS. Under the terms of the agreements with the processor, also known as the vendor, Chex receives a surcharge fee for each cash withdrawal and the vendor credits Chex's bank settlement account for each transaction, less any processing fees. The surcharge, which is a charge in addition to the cash advance, is made against the bank account of the patron effecting the transaction and is deposited in the vendor's account. The vendor reimburses Chex for the cash advance amount generally within two days of the transaction and pays the surcharge commission due Chex for each withdrawal either immediately or in the month following the month the transactions were completed. This variance in the timing of the surcharge payments is based upon the ATM processing agreements between Chex and its vendors. The Company generally passes on an agreed upon percentage of the surcharge commissions to the locations where the ATMs are placed.

MARKETING AND SALES OF SERVICES. Chex's objective is to increase the number of locations at which it provides cash access services in the gaming industry. It intends to pursue obtaining additional contracts with new casinos, existing casinos not currently contracting with a cash access provider and other existing casinos when such casinos current contracts with another cash access service provider expire. At December 31, 2001, Chex had 44 contracts with casinos and other gaming establishments as compared to 30 at December 31, 2000. As of December 31, 2001, Chex Services is the number one provider of cash access services to the Native American gaming industry. As of March 30, 2002, Chex has contracts with 50 casinos and other gaming establishments to provide varying levels of cash access services.

In furtherance of the Chex's objective to increase its market share, its marketing plan is designed to increase the Chex's profile in the casino industry. The marketing plan includes increasing direct personal contact with casino management personnel responsible for decision making regarding cash access services, including the implementation of customer service workshops that are designed for the company's and the casino's employees. Chex has developed a network of associates in the casino industry who are able to refer casino management to the company. It also advertises in trade publications, attends industry trade shows and distributes sales material to casino operators through direct mail. Chex has a marketing Director for this purpose.

COMPETITION. Chex competes with a number of companies in their market niche. The other companies that offer full service booth check cashing operations are Game Financial Corp. (owned by Travelers Express), Global Cash Access, Cash Systems, Inc. and Americash. Chex Services also competes with a number of companies that offer ala carte credit card cash advance systems and ATMs to the gaming and hospitality industries which include Global Cash Access, Game Financial Corp., Cash Systems, Inc., Cash & Win (through an alliance with Comerica Bank and NDC), Americash, and Borrego Springs Bank.

GOVERNMENT REGULATION. Chex is licensed at many of the locations where it operates by the local Tribal Authority and/or various state licensing organizations. All of the Tribes operate under various compacts negotiated with the states where they are domiciled. The Bureau of Indian Affairs who reports to the U.S. Department of Commerce oversees the regulatory aspects of these compacts. If a Tribe was found in violation of the regulations of the state compact, they could be closed down. An event of this type would have a negative impact on Chex. Also, if the government or individual states were to ban ATM convenience fees, that too would have a negative affect on Chex's operations.

EMPLOYEES.

Equitex currently employs three full-time employees. In addition, Nova and Key employ seven full-time employees down from approximately 300 at December 31, 2001, as a result of employee lay-offs due to the Net First closure, and Chex employs twelve full-time employees at its corporate office, twelve employees in home offices, and one hundred forty full-time and forty-four part-time employees at its casino locations.

(d) Financial information about geographic areas.

Not applicable.


ITEM 2. PROPERTIES.

Our principal executive office is located in Englewood, Colorado. We lease this space, consisting of approximately 1,800 square feet, on a month-to-month basis for $2,500 per month, from a corporation in which our president is the sole stockholder. We believe these terms to be no less favorable than those that could be obtained from a non-affiliated party for similar facilities in the same area.

We also lease an executive office in Palm Beach Gardens, Florida consisting of approximately 980 square feet. The lease payment is currently $2,205 per month and increases by $82 per month in April of each year until the lease expires in February 2004.

Nova and Key lease approximately 21,870 square feet of office space in Clearwater, Florida. The lease payment is currently $31,278 per month increasing to $32,843 per month in June 2002, $34,485 per month in June 2003 and $36,209 per month in June 2004. This lease expires on September 30, 2004.

Chex leases approximately 4,195 square feet for its executive office in Minnetonka, Minnesota. The lease payment is currently $5,768 per month increasing to $5,942 per month in month 25, April 2003, and $6,030 per month in months 49 through 60 of the five year lease. This lease expires on March 31, 2006.

ITEM 3. LEGAL PROCEEDINGS.

In August 2000, William G. Hays, Jr., liquidating agent for RDM Sports Group, Inc. and related debtors, filed an adversary proceeding against us, Smith Gambrell and Russell, LLP, David J. Harris, P.C. and David J. Harris, in the United States Bankruptcy Court for the Northern District of Georgia, Newnan Division, Adversary Proceeding No. 00-1065. The liquidating agent alleges that we breached our October 29, 1987, consulting agreement with RDM, breached fiduciary duties allegedly owed to RDM, and that we are liable for civil conspiracy and acting in concert with directors of RDM. The liquidating agent is seeking unspecified compensatory and punitive damages, along with attorney's fees, costs and interest. On April 2, 2001, the court granted our motion to enforce the arbitration clause contained in the consulting agreement. Because this matter is in the preliminary stages and no arbitration date has been set, it is too early to predict the outcome of this matter. In connection with the distribution of our assets and liabilities to Equitex 2000 on August 6, 2001, Equitex 2000 has agreed to indemnify us and assume defense in this matter, as well as certain other legal actions existing at August 6, 2001. Although we believe this lawsuit is without merit, there is no assurance of a favorable outcome. The costs to defend this matter may be material, and an unfavorable outcome may have a material adverse effect on us should Equitex 2000 not be in a position to fulfill its indemnification to us for any losses that may be incurred.

We are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on our consolidated results of operations, financial position or cash flows.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 20, 2001, we held our Annual Meeting of Stockholders. The stockholders re-elected each of our incumbent four directors and elected two new directors to serve until the next Annual Meeting of Stockholders. The votes were cast as follows:

                                             For            Withhold Authority
                                          ---------         ------------------
Henry Fong                                10,845,426              46,068
Russell L. Casement                       10,846,020              45,474
Aaron Grunfeld                            10,846,150              45,344
Joseph W. Hovorka                         10,846,150              45,344
Scott A. Lucas                            10,845,950              45,364
James P. Welbourn                         10,845,950              45,364

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information.

Our common stock trades on the Nasdaq SmallCap Stock Market under the symbol EQTX. The table below states the quarterly high and low last sale prices for the common stock as reported by The Nasdaq Stock Market, and represents actual high and low last sale prices.

                                              Last Sale
                                              ---------
   Quarter ended              High                                 Low
   -------------              ----                                 ---
   2000
   ----
   March 31, 2000            $11.13                               $6.63
   June 30, 2000              9.38                                5.38
   September 30, 2000         8.00                                5.63
   December 31, 2000          6.25                                4.13

   2001
   ----
   March 31, 2001            $6.94                                $4.00
   June 30, 2001              7.13                                5.03
   September 30, 2001         5.75                                3.50
   December 31, 2001          5.00                                3.30

(b) Holders.

The number of record holders of our common stock as of April 5, 2002 was 2,240 according to our transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name.

(c) Dividends.

Prior to the reverse acquisition date of August 6, 2001, Key and Nova, as S Corporations, paid dividends to shareholders for tax purposes. No dividends were paid by Key and Nova subsequent to August 6, 2001. Equitex has never declared or paid cash dividends on our common stock, nor do we anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to fund operations and for the continued development of our business. While a business development company, we made an in-kind distribution of one of our larger investment positions to stockholders. Any further in-kind distribution will be made only when, in the judgment of our Board of Directors, it is in the best interest of our stockholders to do so. It is possible that we may make an in-kind distribution of securities, which have appreciated or depreciated from the time of purchase depending upon the particular distribution. We have not established a policy as to the frequency or size of distributions and indeed there can be no assurance that any future distributions will be made. To date, only one such distribution has been approved by the Board of Directors and was distributed in April 1988.

(d) Recent sales of unregistered securities.

During the quarter ended December 31, 2001, we issued a total of 2,629,872 unregistered shares of our $0.02 par value common stock in various transactions as described below. For each of the following transactions, we relied upon the exemptions from registration provided by Sections 4(6) or 4(2) of the Securities Act and Rule 506 promulgated thereunder based upon (i) representations from each investor that it is an accredited or sophisticated investor with experience in investing in securities such that it could evaluate the merits and risks related to our securities; (ii) that no general solicitation of the securities was made by us; (iii) each investor represented to us that it was acquiring the securities for its own account and not with a view towards further distribution;
(iv) the securities issued were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act; (v) we placed appropriate restrictive legends on the certificates representing the securities regarding the restricted nature of these securities; and (vi) prior to completion of the transaction, each investor was informed in writing of the restricted nature of the securities, provided with all information regarding Equitex as required under Rule 502 of Regulation D and were given the opportunity to ask questions of and receive additional information from us regarding our financial condition and operations. The shares were issued as follows:

On October 3, 2001, we issued 38,944 shares of our $0.02 par value common stock to an accredited investor upon conversion of 100 shares of Series I Preferred Stock valued at $100,000. This represents a conversion price of $2.57 per share.

On October 4, 2001, we issued 25,409 shares of our $0.02 par value common stock to an accredited investor upon conversion of 70 shares of Series I Preferred Stock valued at $70,000. This represents a conversion price of $2.75 per share.

On November 21, 2001, we issued 4,852 shares of our $0.02 par value common stock to an accredited investor upon conversion of 4,852 warrants to purchase common stock at an exercise price of $0.02 per share for total proceeds to the Company of $97.00.

On November 30, 2001, we issued 180,331 shares of our $0.02 par value common stock to an accredited investor upon conversion of 440 shares of Series I Preferred Stock valued at $440,000. This represents a conversion price of $2.44 per share.

On November 30, 2001, we issued 3,335 shares of our $0.02 par value common stock to a consultant for services valued at $17,309 or $5.19 per share.

On December 3, 2001, we issued 350,000 shares of our $0.02 par value common stock to a consultant for services valued at $1,400,000 or $5.19 per share.

On November 30, 2001, we issued 1,992,001 shares of our $0.02 par value common stock to the stockholders of Chex in consideration for the acquisition of all of the outstanding securities of Chex The value of these securities was $10,119,000 or $5.08 per share, which represents the closing price of our common stock as reported by the Nasdaq Stock Market on the date the companies executed the definitive agreement for the acquisition.

On December 17, 2001, we issued 35,000 shares of our $0.02 par value common stock to consultants for services valued at $140,000 or $4.00 per share.


ITEM 6. SELECTED FINANCIAL DATA.

The following tables contain selected financial data of Equitex for the previous five years. On August 6, 2001, we completed the distribution of all of our assets to Equitex 2000, and Equitex 2000 assumed all liabilities of us. Immediately following this transaction, we completed the acquisitions of Key and Nova, which were recorded as reverse acquisitions. The selected financial data presented for the year ended December 31, 2001 are those of the Key and Nova presented on a consolidated basis with those of Equitex for the period from August 6, 2001 through December 31, 2001 as well as those of Chex for the month of December 2001. The selected financial data presented for the years ended December 31, 2000, 1999, 1998 and 1997, are those of Key and Nova on a combined basis.

--------------------------------  ------------  ------------  ------------  -----------  ----------
                                      2001          2000          1999         1998*        1997*
--------------------------------  ------------  ------------  ------------  -----------  ----------
Revenues                          $16,528,139   $14,456,354   $21,030,343   $4,945,622          -
--------------------------------  ------------  ------------  ------------  -----------  ----------
Net income (loss)                  (1,031,369)    3,556,720     5,589,938      451,626     (11,954)
--------------------------------  ------------  ------------  ------------  -----------  ----------
Net income (loss) applicable to
common stockholders                (4,196,369)    3,556,720     5,589,938      451,626     (11,954)
--------------------------------  ------------  ------------  ------------  -----------  ----------
Basic & diluted net loss per
common share                            (0.32)         0.40          0.63         0.08         NIL
--------------------------------  ------------  ------------  ------------  -----------  ----------
Total assets                       35,349,155     7,163,464     7,580,093    2,391,339      38,746
--------------------------------  ------------  ------------  ------------  -----------  ----------
Total long-term liabilities           232,200            -             -            -           -
--------------------------------  ------------  ------------  ------------  -----------  ----------
Convertible preferred stock         4,285,000            -             -            -           -
--------------------------------  ------------  ------------  ------------  -----------  ----------
Cash dividends                      2,000,000     4,225,000     4,063,888      798,112          -
--------------------------------  ------------  ------------  ------------  -----------  ----------

* Key's date of inception was June 12, 1997 and Nova's date of inception was October 10, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2001, 2000 and 1999. The financial results presented for the year ended December 31, 2001 are those of the Key Financial Systems and Nova Financial Systems on a consolidated basis with those of Equitex for the period from August 6, 2001 through December 31, 2001 as well as those of Chex Services, Inc. for the month of December 2001. The financial results presented for the years ended December 31, 2000 and 1999 are those of Key Financial Systems and Nova Financial Systems.

(a) Liquidity and Capital Resources.

For the year 2002, we presently anticipate our liquidity and capital resource needs will be satisfied from cash flows generated from our operating activities. Although the closure of Net First National Bank will reduce cash flows at Key, they have taken immediate actions to rapidly reduce personnel, marketing and other operating costs. Key and Nova will continue other marketing programs and management anticipates implementation of new sales and marketing programs.

Our other operating subsidiary, Chex, anticipates an increase in cash flows in 2002 both from the increase in cash access locations and from the introduction of new products during the year. These products would be complementary to their existing products and services and may include: cashless gaming smart cards, debit cards and customized funds transfer systems for multi-jurisdictional gaming operators. Additionally, Chex is attempting to restructure some of its 12% investor notes, thereby reducing interest costs and increase cash flow.

Other sources available to us that we may utilize include the sale of equity securities through private placements of common or preferred stock as well as the exercise of stock options or warrants all of which may cause dilution to our stockholders. We could also borrow funds from related and/or third parties.

On August 6, 2001, we completed the distribution of all of our assets to Equitex 2000, and Equitex 2000 assumed all of our liabilities. Immediately following the distribution to Equitex 2000, we acquired all of the outstanding common stock of Key Financial Systems, Inc. and Nova Financial Systems, Inc., both Florida companies previously under common control with nearly an identical ownership structure. We acquired Key and Nova in exchange for (i) 9,084,773 shares of our common stock, (ii) cash of $5 million, (iii) warrants to acquire an aggregate of 990,134 shares of our common stock exercisable at $0.02 per share, and (iv) warrants to acquire an aggregate of 3,933,350 shares of our common stock exercisable at $5.65 per share. In order to raise the cash consideration of $5 million, we issued two new series of convertible preferred stock, including 2,359 shares of Series H 8% convertible preferred stock in exchange for net proceeds of $2,059,000, and 4,000 shares of Series I 6% convertible preferred stock in exchange for net proceeds of $3,500,000 as described in Note 13 to the consolidated financial statements included in this report.

Effective December 1, 2001, we acquired all the outstanding common stock of Chex Services, Inc. in exchange for 1,992,001 shares of our common stock valued at $10,119,000 ($5.08 per share), in a transaction accounted for as a purchase. In conjunction with the agreement, we entered into an employment incentive agreement with the president of Chex in which we granted him a warrant to purchase up to 730,000 shares of our common stock at an exercise price of $3.85 per share, which was the quoted market price of the common stock at the date the warrant was granted. The warrant is exercisable for a four-year period beginning December 1, 2001.

At December 31, 2001, we had a cash position on a consolidated basis of $7,830,426. Net cash provided by operating activities for the year ended December 31, 2001 was $182,768 versus $4,120,520 during the same period of 2000 for Key and Nova. The most significant portion of this change was the decrease in net income from $3,556,720 in 2000 to a loss of $1,031,369 in 2001 as described more fully in Results of Operations below. Total adjustments to reconcile net income to net cash increased by $650,337 to $1,214,137 at December 31, 2001.

Increases in provision for recovery of losses, depreciation and amortization, uncollectible related party receivable and stock based compensation were partially offset by increases in accounts and other receivables, and by increases in amounts due to credit card holders and account payable and accrued liabilities.

Net cash provided by investing activities was $8,704,315 for the year ended December 31, 2001 compared to $120,426 for the year ended December 31, 2000. Cash acquired in business acquisition (Chex Services) increased by $9,994,124, which was offset by increases in credit card receivables and by net increases in related party notes receivable.

Net cash used in financing activities was $1,130,269 for the year ended December 31, 2001 as compared to $4,225,000 in 2000 for Key and Nova. Common stock of Key and Nova issued for cash of $1,000,000 in 2001, a decrease in dividends paid to Key and Nova stockholders from $4,225,000 in 2000 to $2,000,000 in 2001, net changes in notes payable related parties of $246,950 and payment in cash of $418,805 for redemption of Series I Preferred Stock accounted for the majority of the decrease.

(b) Results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Preparation of the consolidated financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

We believe that the following are some of the more critical accounting policies that currently affect our financial condition and results of operations:

    o  allowances for refundable fees and losses;
    o  returned checks;
    o  stock based compensation;
    o  estimation of certain revenues, assets and liabilities;
    o  accounting for business combinations;
    o  litigation; and
    o  income taxes, deferred taxes.

ALLOWANCES FOR REFUNDABLE FEES AND LOSSES

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

RETURNED CHECKS

We charge operations for potential losses on returned checks in the period such checks are returned, since ultimate collection of these items is uncertain. Recoveries on returned checks are credited in the period when the recovery is received.

STOCK BASED COMPENSATION

We have chosen a policy to account for stock-based compensation plans and transactions in which we issue stock in exchange for goods and services, as an expense.

ESTIMATES OF CERTAIN REVENUES, ASSETS AND LIABILITIES

Credit card fees are accrued monthly on active credit card accounts and included in credit card receivables. Accrual of income is discounted on credit card accounts that have been closed or charged-off.

Fee revenue is recognized from financial services at the time the service is provided.

Credit card receivables are stated at cost and include refundable and earned fees, which represents the balance reported to customers. At March 31, 2002, approximately $2.3 million (unaudited) were due from Net First. We are pursuing collection of these receivables from Net First with the FDIC, and management believes that the collection of this balance is probable.

Certain of Chex's contracts with gaming establishments contain provisions that could be subject to interpretation by the contractual parties. At December 31, 2001, Chex is operating at certain gaming establishments with unsigned contracts, verbal agreements or verbal amendments to the existing written contracts. As of December 31, 2001, we have estimated and recorded obligations under these contracts using management's understanding and interpretation of the underlying agreements.

ACCOUNTING FOR BUSINESS COMBINATIONS

We applied the provisions of SFAS No. 141 in connection with our acquisition of Chex in December 2001 as described in Note 3 to the consolidated financial statements included in this report. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations for which the date of acquisition is after June 30, 2001. SFAS No. 141 also establishes specific criteria for the recognition of intangible assets.

LITIGATION

We are currently involved in certain legal proceedings, as described in Note 12 to the consolidated financial statements included in this report. Since the matter is in the preliminary stage it is too early to predict the outcome of this matter. In connection with the distribution of our assets and liabilities to Equitex 2000 on August 6, 2001, Equitex 2000 has agreed to indemnify us and assume defense in this matter, as well as certain other legal actions existing at August 6, 2001. Although we believe this lawsuit is without merit, there is no assurance of a favorable outcome. The costs to defend this matter may be material, and an unfavorable outcome may have a material adverse effect on us should Equitex 2000 not be in a position to fulfill its indemnification to us for any losses that may be incurred.

We are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on our consolidated results of operations, financial position or cash flows.

INCOME TAXES, DEFERRED TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements, and a deferred income tax liability or asset is recognized for temporary differences between our financial statements and tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

Effective August 6, 2001, in conjunction with the acquisition of Key and Nova, and in conjunction with Key and Nova's termination of S Corporation status, we recorded a net deferred tax asset of approximately $1,440,000, which was recorded as an increase to deferred tax assets and an increase in additional paid-in capital. The net deferred tax asset primarily represents net operating loss carryforwards of Equitex, which may be utilized to offset our future taxable income, as discussed below.

Net operating loss carryforwards of approximately $7,300,000 are available to offset future taxable income, if any, and expire between 2015 and 2021. The net operating loss carryforwards may be subject to certain limitations due to business acquisitions and other transactions.

A valuation allowance has been provided to reduce the deferred tax assets, based on management's estimate of the assets' realizibility. We increased the valuation allowance by $1,342,000 in the fourth quarter of 2001, based on these estimates. Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.

Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001 VS. DECEMBER 31, 2000

REVENUES

Consolidated Revenues for the year ended December 31, 2001 were $16,528,139 compared to $14,456,354 for the year ended December 31, 2000 for us and our subsidiaries.

                               REVENUES BY SEGMENT

Segment                          2001              2000             1999
-------                     --------------    --------------   -------------
Credit card services        $  15,140,210     $  14,456,354    $ 21,030,343
Cash disbursement services
  (one month)                   1,373,158                 -               -
Corporate activities               14,771                 -               -
                            --------------    --------------   -------------
                            $  16,528,139     $  14,456,354    $ 21,030,343
                            ==============    ==============   =============

CREDIT CARD SERVICES SEGMENT

CREDIT CARD INCOME

Credit card servicing fees the major component of credit card income, Key and Nova's principal source of earnings, are credit card fees assessed on credit card accounts owned by each company's client banks. These include monthly membership fees, late charges, overlimit fees, and return check fees. The fees are paid to Key and Nova under a 100% loan participation agreement with the client bank. Credit card servicing fees for the year ended December 31, 2001 decreased 5.8% to $10,566,999 from the 2000 period. Although the year-to-date average number of active accounts during 2001 was 111,099 versus 99,147 in 2000, a 12% increase, the 2001 average includes a larger percentage of new accounts. New accounts have lower revenue per card than accounts that are more seasoned. The new account volume in 2001 was 180,825 compared to 60,621 for 2000, a 198% increase.

At the inception of the program, all applicants that paid the processing fee were issued a credit card account. In June 2000, Key implemented a new account activation procedure that required applicants to return a signed activation certificate. This procedure greatly reduced the number of credit cards issued to individuals that historically never activated their accounts.

In March of 2001, Key performed a detailed analysis comparing the number of active accounts on file for three months and longer between the two different card issuance methodologies. They found a significantly smaller percentage of active accounts on file in relationship to applications for the new method versus the original card issuance policy. Though the average credit card income per account was higher during 2000 when the activation certificates were required, the number of net remaining accounts was significantly less, which reduces the amount of residual income Key will earn over the life of the account relationships. Therefore, effective April 2001, new applicants that have paid the processing fee are issued credit cards without the need to return a signed activation certificate. The majority of the accounts that represent the increase in new accounts in 2001 versus 2000 were booked after the change in the card issuance policy.

Marketing accelerated in May 2001, increasing from 23,646 new accounts added during January through April 2001 to 157,179 added during May through December. This increase in marketing placed a larger expense burden on Key that normally would be borne by income generated in subsequent periods. A few months lapse before new accounts become profitable, with later per card profits recovering earlier losses on such new cards.

On March 1, 2002, the Office of the Comptroller of the Currency closed Net First National Bank and appointed the FDIC as receiver. Key immediately ceased all marketing and processing of new credit card accounts at the close of business on March 1, 2002. In addition, the FDIC repudiated Key's contract with Net First effective March 4, 2002 and has closed all the credit card accounts subject to Key's contract with Net First. The FDIC's action results in the termination of all future credit card servicing revenues to Key from the Net First Portfolio after March 4, 2002. For the year ending December 31, 2001 the Net First portfolio provided 71.3% of the total credit card servicing revenues for Key. The Net First portfolio was projected to represent an even greater percentage of 2002 revenues due to the continuing attrition of the Key Bank & Trust and Merrick Bank portfolios that were originated in 1998 and 1999 and the expected growth in the Net First portfolio.

We have signed a letter of intent with a financial institution to create a new credit card program and Key has made contact with other financial institutions interested in the Key credit card program. If successful, the new programs would provide future credit card servicing revenues to help replace the Net First program. Completion of this transaction is subject to further due diligence by both parties, negotiation and execution of a definitive agreement, necessary state or federal regulatory approvals, board of director approval and any necessary stockholder approvals. There is no assurance this transaction will be completed.

The provision for losses is the charge to operating earnings that management feels is necessary to maintain the reserve for possible losses at an adequate level. The provision is determined based on growth of the portfolio, the net amount of losses incurred, and management's estimation of losses based on an evaluation of the portfolio risks and economic conditions. In the 2001 period, Key and Nova had a total provision of $416,080 compared to $56,520 for the same period in 2000. This resulted from a reduced 2000 provision, and not from a decrease in credit quality. The allowance for losses at December 31, 2001 was $208,070 or 12.3% of credit card receivables, net of unearned income, compared to $254,086 or 21.9% of credit card receivables, net of unearned income, at December 31, 2000. Management believes that the reserve for possible losses was adequate to provide for potential losses at December 31, 2001 and 2000.

The 2000 reduction in provision came from the maturation of Key's credit card portfolio. Key ceased marketing of new accounts from April 1999 to January 2000, at the request of the initial client bank. New card volume during this time was transferred to the client bank of Key's affiliate company, Nova. Marketing resumed in February 2000.

The termination of the Net First portfolio, as previously disclosed, will result in a significant reduction in the provision for loss expense in 2002. The total provision for loss expense in 2001 is attributable to the Net First portfolio.

APPLICATION FEES, NET OF DIRECT MARKETING COSTS

As a result of increased marketing efforts, application fees for the year ended December 31, 2001 increased 54% to $4,213,466 compared to the same period in 2000. Paid applications were 180,825 in 2001 compared to 143,372 for the same period in 2000. Key generally collects $99 per new account application and expended approximately $75 per paid application in direct marketing costs in 2001.

With the termination of all marketing for the Net First portfolio effective March 1, 2002, Key anticipates a significant reduction in 2002 application processing income. For 2001, application processing fees totaling $4,213,466 were attributable to the Net First marketing efforts.

OTHER INCOME, NET

Other income for Key and Nova for the year ended December 31, 2001 was $346,296 representing an 89.6% increase over the December 31, 2000 period. This income is mostly comprised of other marketing and lead income. Total income was $772,057, which was partially offset by expenses of $425,761 incurred under the Paragon Agreement as described in Note 12 to the consolidated financial statements included in this report.

Other marketing income was predominantly associated with the Net First portfolio. As previously noted, Key plans to replace some of the lost Net First revenues with other marketing efforts on behalf of new bank clients. Additionally, Equitex had other income of $14,771 representing interest income and realized gain on investment.

CASH DISBURSEMENT SERVICES SEGMENT

Chex recognizes revenue at the time certain financial services are performed. Since the effective date of the acquisition on December 1, 2001, Chex received check cashing fees of $726,025 for cashing over $22 million of checks. In addition, Chex received commissions from credit card advances and surcharge commissions on ATM advances of $366,626 and $235,344 respectively. Included in fee revenue is foreign currency exchange transactions of $5,000, fees collected related to previously written insufficient checks of $33,239 and other income of $6,924.

OPERATING EXPENSES

Segment                           2001            2000             1999
-------                      -------------   -------------    -------------
Credit card services          $13,246,163     $10,899,634      $15,322,905
Cash disbursements services
  (one month)                   1,707,748               -                -
Corporate activities            2,663,097               -                -
                             -------------   -------------    -------------
                              $17,617,008     $10,899,634      $15,322,905
                             =============   =============    =============

Total operating expenses for the year ended December 31, 2001 were $17,617,008, an increase of 61.6% over the December 31, 2000 period. The 2001 period includes expenses for the full year of Key and Nova and of Equitex from August 6, 2001 through December 31, 2001, and for Chex Services for the month of December. The financial statements presented for year ended December 31, 2000 are those of Key and Nova only.

CREDIT CARD SERVICES SEGMENT

Operating expenses for Key and Nova for the year ended December 31, 2001 increased $2,346,529 to $13,246,163 from $10,899,634 for the same period in 2000. This operating expense corresponds to increases in salaries, wages, and associated costs of $1,794,337 due to increases in call center staffing. The year-to-date average account base of 111,079 was slightly higher to the average account base of 99,147 for the year-to-date period in 2000. However, the average life of the average account was significantly less in the 2001 period. Additionally, in 2001, there were 15,105 average monthly new accounts compared to 5,052 average monthly new accounts in 2000. This resulted in a higher percentage of newer accounts, the most costly period of the account's life. Third party servicing fees, also affected by the volume increases, increased by $458,997 to $6,136,638 for the year ended December 31, 2001 compared to December 31, 2000. Other expenses including occupancy costs increased by $93,195 for the year ended December 31, 2001 compared to December 31, 2000. The closing of Net First and closure of the Net First portfolio will have a significant impact in reducing 2002 operating expenses. The majority of the operating expenses are directly related to Key's credit card marketing efforts and portfolio servicing responsibilities under the contract with Net First. Effective March 11, 2002, Key has eliminated all direct costs associated with the Net First Program. In 2001, outside servicing fees of $3,901,764 or 29.5% of total operating costs were incurred on behalf of the Net First portfolio and have ceased effective March 4, 2002. Approximately 85% of personnel and other operating expenses were incurred for the Net First marketing and portfolio servicing functions; therefore Key anticipates significant reduction in these costs in 2002.

CASH DISBURSEMENT SERVICES SEGMENT

Chex operating expenses since the date of its acquisition (December 1, 2001) are $1,707,748. Chex expenses were comprised of fees to casinos of $437,411 (see
Note 12), salaries and associated costs of $380,335, a provision for the uncollectible note receivable from shareholder of $325,000 (see Note 6), returned checks of $267,958 offset by collections of previously written-off checks of $248,826, other general operating expenses of $443,138 and interest expense of $102,733 (see Note 9).

CORPORATE ACTIVITY SEGMENT

Included in the year ended December 31, 2001 are operating expenses for Equitex of approximately $2,663,097 for the period from August 6, 2001 through December 31, 2001. These expenses are comprised of selling, general and administrative expenses of $530,863 and stock based compensation expense of $2,132,234. Stock based compensation expense represents non-cash expense related to issuance of common stock for services.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000 VS. DECEMBER 31, 1999

CREDIT CARD SERVICES SEGMENT

CREDIT CARD INCOME

Credit card servicing fees the major component of credit card income, Key and Nova's principal source of earnings, are credit card fees assessed on credit card accounts owned by each company's client banks. These include monthly membership fees, late charges, overlimit fees, and return check fees. The fees are paid to Key and Nova under a 100% loan participation agreement with the client bank. Credit card servicing fees decreased 40.7% to $11,214,273 from 1999 as a result of the decrease in active credit card accounts. The average number of active accounts during the year 2000 was 99,147 versus 178,699 in 1999, a 44.5% decrease.

In June 2000, Key implemented a new account activation procedure that greatly reduced the number of credit cards issued to individuals that historically failed to activate their accounts. This resulted in much lower closure, delinquency and charge-off rates on new accounts issued. An additional benefit of the new procedure was significantly reduced new account and portfolio servicing costs. The historically high level of "non-activated" accounts resulted in significant expenditures for new account setup, data processing, customer service and collections associated with accounts from which Key Financial Systems received no credit card revenue.

On November 15, 2000 Key temporarily suspended marketing for Net First National Bank. This suspension was at the request of Net First to conform to the requirements of a Consent Order between Net First and the Office of the Comptroller of the Currency. Net First was required to obtain legal opinions that Key's credit card marketing and the Pay As You Go program conformed to all applicable federal and state laws. The necessary opinions were prepared and forwarded to the Office of the Comptroller of the Currency. On December 15, 2000, Net First notified Key to resume marketing the Pay As You Go credit card program.

The provision for losses is the charge to operating earnings that management feels is necessary to maintain the reserve for possible losses at an adequate level. The provision is determined based on growth of the portfolio, the net amount of losses incurred, and management's estimation of losses based on an evaluation of the portfolio risks and economic conditions. The provision for the year 2000 was significantly less than the provision for 1999. Some of the reduction in principal losses in 2000 was offset by an increase in the fee reversals per account at charge-off. The reserve balance at December 31, 2000 is 52% lower than the balance at December 31, 1999 due to the reduction in credit card receivables. At December 31, 2000 and 1999, the allowance for losses was $254,086 or 21.9% of credit card receivables, net of unearned income, compared to $529,498 or 31.4% of credit card receivables, net of unearned income. Management believes that the reserve for losses is management's best estimate of probable losses inherent in the portfolio at December 31, 2000 and 1999.

APPLICATION FEES, NET OF DIRECT MARKETING COSTS

For the year ended December 31, 2000, application fees, net, were $2,735,438 compared to $2,877,535 in 1999. There were 143,372 paid applications in 2000 compared to 230,718 paid applications in 1999. Although there were more paid applications in 1999, the 1999 direct marketing costs were mostly associated with telemarketing costs while the 2000 costs were mostly derived from Internet marketing sources. Telemarketing expenses are higher than Internet related expenses.

OPERATING EXPENSES

Operating expenses for the year 2000 decreased to $10,899,634, a 28.9% decrease from the year 1999. The decrease is due to lower third party servicing fees and a decrease in personnel related expenses due to lower staffing levels. The decrease in operating expenses is directly related to the decrease in active credit cards.


OTHER ISSUES

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, ACCOUNTING FOR BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations for which the date of acquisition is after

June 30, 2001. SFAS No. 141 also establishes specific criteria for the recognition of intangible assets. We applied the provisions of SFAS No. 141 in connection with our acquisition of Chex in December 2001.

SFAS No. 142, effective for fiscal years beginning after December 15, 2001, establishes accounting and reporting standards for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the standard. Other intangible assets will continue to be amortized over their estimated useful lives. We will adopt SFAS No 142, in the first quarter of 2002 and will perform the first of the required impairment tests of goodwill under SFAS No. 142. Our current policy for measuring goodwill impairment is based upon an analysis of undiscounted cash flows, which did not result in an indicated impairment as of December 31, 2001. Under SFAS No. 142, goodwill must be assigned to reporting units and measured for impairment based upon the fair value of the reporting units. We have not yet determined what the effect of these new impairment tests will be on our consolidated financial position or results of operations.

In August 2001, FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144, which is effective for fiscal years beginning after December 15, 2001 and which supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, addresses accounting and financial reporting for the impairment or disposal of long-lived assets. The adoption of this statement is not expected to have a material impact on our consolidated financial position or results of operations.

In 2001, we adopted SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement had no impact on our consolidated financial statements.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 and related amendments provide the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Adoption of SAB No. 101 did not have an impact our consolidated financial statements.

SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, defines a fair-value based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and guidance provided in SFAS Interpretation No. 44,

ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements are listed under Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective August 6, 2001, we completed the acquisitions of Key and Nova in a reverse acquisition. As a result, for accounting purposes, Key and Nova are treated as the continuing reporting entity for purposes of financial reporting. Prior to the acquisitions, Equitex's independent certified public accountant was Gelfond Hochstadt Pangburn, P.C. while Key and Nova's independent certified public accountant was McGladrey & Pullen, LLP.

On January 22, 2002, our board of directors, following a recommendation by our Audit Committee, appointed Gelfond Hochstadt Pangburn, P.C. to serve as our independent certified public accountant for the year ended December 31, 2001. As a result, on January 24, 2002, Key and Nova notified McGladrey & Pullen, LLP that it will no longer serve as the independent certified public accountant of the companies. There have been no adverse opinions, disclaimers of opinion or qualifications or modifications as to uncertainty, audit scope or accounting principles regarding the reports of McGladrey & Pullen, LLP on the Key or Nova financial statements for each of the fiscal years ended December 31, 2000 and 1999, or any subsequent interim period. During the two most recent fiscal years and through January 24, 2002, there were no disagreements with McGladrey & Pullen, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of McGladrey & Pullen, LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its report.

There were no reportable events, in each case, during either of Equitex's or Key and Nova's two most recent fiscal years or any subsequent interim period.

During our two most recent fiscal years or subsequent interim periods we have not consulted Gelfond Hochstadt Pangburn, P.C. regarding the application of accounting principles to a specified transaction, either completed or proposed of Key and Nova, or the type of audit opinion that might be rendered on Key and Nova's financial statements, or any matter that was the subject of a disagreement or a reportable event.


                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(a)(b)(c) Identification of directors, executive officers and certain significant persons.

                                                               Length of
Name                  Age   Offices held                       Service
----                  ---   ------------                       ---------
Henry Fong            66    President, Treasurer,              Since Inception
                            Principal Executive
                            Financial and Accounting
                            Officer and Director of
                            Equitex

Thomas B. Olson       36    Secretary                          Since 1988

Russell L. Casement   58    Director                           Since 1989

Aaron A. Grunfeld     55    Director                           Since 1991

Joseph W. Hovorka     72    Director                           Since 2001

Scott A. Lucas        50    President of Key Financial         Since 2001
                            Services and Director of Equitex

James P. Welbourn     53    President of Chex Services and     Since 2001
                            Director of Equitex

Our directors are elected to hold office until the next annual meeting of the stockholders and until their respective successors have been elected and qualified. Officers are elected by our Board of Directors and hold office until their successors are duly elected and qualified.

No arrangement exists between any of the above officers and directors pursuant to which any one of those persons were elected to such office or position.

We have appointed an Audit Committee currently consisting of Dr. Casement as chairman, Mr. Grunfeld and Mr. Hovorka and a Compensation Committee currently consisting of Mr. Grunfeld as chairman and Dr. Casement.

(d) Family relationships.

Not applicable.

(e) Business experience.

HENRY FONG
Mr. Fong has been the president, treasurer and a director of Equitex since its inception. Since 1999 Mr. Fong has been a director of iGenisys, Inc., a business project management software company which is presently working to complete its initial public offering. From December 2000 to January 2002, Mr. Fong was a director of Popmail.com, Inc., a publicly traded Internet marketing company. From 1987 to June 1997, Mr. Fong was chairman of the board and chief executive officer of RDM Sports Group, Inc. (f/k/a Roadmaster Industries, Inc.) a publicly held investee of us and was its president and treasurer from 1987 to 1996. Subsequent to Mr. Fong's departure from RDM, it filed Chapter 11 bankruptcy petitions for RDM and all of its subsidiaries with the U.S. Bankruptcy Court for the Northern District of Georgia on August 29, 1997. From July 1996 to October 1997, Mr. Fong was a director of Stellent, Inc. (f/k/a IntraNet Solutions, Inc.), a publicly-held investee company which provides internet/intranet solutions to Fortune 1000 companies and was the chairman of the board and treasurer of its predecessor company, MacGregor Sports and Fitness, Inc. from February 1991 until the two companies merged in July 1996. From January 1993 to January 20, 1999, Mr. Fong was chairman of the board and chief executive officer of California Pro Sports, Inc., a publicly traded manufacturer and distributor of in-line skates, hockey equipment and related accessories. From 1959 to 1982 Mr. Fong served in various accounting, finance and budgeting positions with the Department of the Air Force. During the period from 1972 to 1981 he was assigned to senior supervisory positions at the Department of the Air Force headquarters in the Pentagon. In 1978, he was selected to participate in the Federal Executive Development Program and in 1981, he was appointed to the Senior Executive Service. In 1970 and 1971, he attended the Woodrow Wilson School, Princeton University and was a Princeton Fellow in Public Affairs. Mr. Fong received the Air Force Meritorious Civilian Service Award in 1982. Mr. Fong has passed the uniform certified public accountant exam. In March 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in FINANCIAL WORLD magazine's corporate American "Dream Team."

THOMAS B. OLSON
Mr. Olson has been secretary of Equitex since January 1988. From
February 1990 to February 2000, Mr. Olson was a director, and from May 1994 to February 2000 secretary, of Immune Response, Inc. a publicly held investee of Equitex which merged with Opticon Medical, Inc., in February 2000. Mr. Olson has attended Arizona State University and the University of Colorado at Denver.

RUSSELL L. CASEMENT
Dr. Casement has been a director of Equitex since February
1989. Since 1969, Dr. Casement has been the president of his own private dental practice, Russell Casement, D.D.S., P.C., in Denver, Colorado. Dr. Casement earned a Doctor of Dental Science degree from Northwestern University in 1967. Dr. Casement is a member of the American Dental Association, the Colorado Dental Association and the Metro Denver Dental Association.

AARON A. GRUNFELD
Mr. Grunfeld has been a director of Equitex since November
1991. Mr. Grunfeld has been engaged in the practice of law for the past 28 years and has been of counsel to the firm of Resch Polster Alpert & Berger, LLP, Los Angeles, California since November 1995. Mr. Grunfeld received an A.B. in Political Science from UCLA in 1968 and a J.D. from Columbia University in 1971. He is a member of the California Bar Association.

JOSEPH W. HOVORKA
Mr. Hovorka became a director of Equitex on June 21, 2001.
From September 1987 to February 2000, Mr. Hovorka was a director, and from February 1990 to February 2000 was president, chief executive officer, chief financial officer, and treasurer of Immune Response, Inc., a publicly held company which merged with Opticon Medical, Inc. in February 2000. From 1989 to 1993, Mr. Hovorka served as president, chief operating officer, and treasurer and was a director of Williams Controls, Inc., a publicly held manufacturer of pneumatic, electronic and hydraulic controls for trucks, buses, mining, construction and refuse collection vehicles. Mr. Hovorka also served as president and was a director of Enercorp, Inc., a publicly held investment company from July 1986 until June 1993. From September 1990 until June 1993 Mr. Hovorka served as president and was a director of Ajay Sports, Inc., a publicly traded manufacturer of golf bags and accessories. Mr. Hovorka had been engaged in commercial and business banking for over thirty years.

SCOTT A. LUCAS
Mr. Lucas has been a director of Key Financial Systems, Inc. and Nova Financial Systems, Inc. since their inception. Since September of 1998 he has served as president of Key Financial Systems, Inc. He has served in the same capacities for Nova Financial Systems, Inc. since its inception. From 1993 through 1997 Mr. Lucas held various executive management positions with First National Bank of Marin and its affiliates. In all, Mr. Lucas has more than 26 years experience in the financial services industry, where he has held positions as president, chief operations officer, chief financial officer, vice president and other management positions in banking and insurance. Mr. Lucas received a B.S. in Business Administration from the University of California, Berkeley in 1973.

JAMES P. WELBOURN
Mr. Welbourn has been the chief executive officer, president and director of Chex Services, Inc., since June of 1992. On December 21, 2001, Equitex completed the acquisition of Chex Services, Inc. Chex Services, Inc., is a privately held company that provides cash access products and services to the entertainment and hospitality industries. From 1971 through 1985, Mr. Welbourn held various positions at AT&T, where he last served as District Manager for New Product Introductions. From 1985 through 1992 Mr. Welbourn served as president of Gamest, Inc., a specialty retailing company. Prior to joining Chex Services, Mr. Welbourn provided financial consulting services to emerging companies in various industries from 1989 through 1992. Mr. Welbourn has consistently been awarded the distinction of "Honored Professional" in the NATIONAL REGISTER'S WHO'S WHO IN EXECUTIVES AND PROFESSIONALS from 1996 through 2002. Mr. Welbourn received a B.A. in Speech Education from Marquette University in 1971 and an M.B.A. in Organizational Development from George Williams College in 1985.

(f) Involvement in certain legal proceedings.

Not applicable.

(g) Promoters and control persons.

Not applicable.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 ("Section 16") requires our officers, directors and persons who own more than ten percent of our voting securities to file reports of their ownership and changes in such ownership with the Securities and Exchange Commission (the "Commission"). Commission regulations also require that such persons provide us with copies of all Section 16 reports they file. Based solely upon its review of such reports received by us, or written representations from certain persons that they were not required to file any reports under Section 16, we believe that, during 2001, our officers and directors have complied with all Section 16 filing requirements.


ITEM 11. EXECUTIVE COMPENSATION.

(a) General.

Henry Fong, our President and the only officer of Equitex whose total compensation exceeded $100,000 for the fiscal year ended December 31, 2000, received an annual salary of $183,013. Beginning July 1, 2001, the only compensation Mr. Fong receives from Equitex is his annual salary, which presently remains $183,013 for the year ended December 31, 2002. Of the compensation expense to Mr. Fong during 2001, $76,255 was expensed during the period from August 6, 2001 to December 31, 2001 following our merger with Key and Nova, $61,004 of which was accrued and remains unpaid.

In January 1998, the Compensation Committee of our Board of Directors retained an independent consultant to review the President's compensation. As a result of that review, a new compensation arrangement was instituted based on recommendations made by the independent consultant. In addition to Mr. Fong's annual salary, beginning January 1, 1998 and ended June 30, 2001, Mr. Fong received an annual bonus equaling 1% of our total assets combined with 5% of the increase in the market value of our common stock, excluding shares owned by him, calculated quarterly from January 1 to December 31 of any fiscal year. If there was a negative computation in any given quarter, no bonus was accrued and that negative amount was carried forward to offset the subsequent quarter's bonus during the fiscal year. Negative amounts were not accumulated nor carried into subsequent fiscal years. During the year ended December 31, 2001, this bonus totaled $223,294. Following our acquisition of Nova and Key in August 2001, Mr. Fong, in consultation with the Compensation Committee, agreed to end the bonus plan beginning July 1, 2001. In addition, all accrued bonuses due under the plan became the responsibility of Equitex 2000 following the spin-off in August 2001.

We have no retirement or pension plan for our President, Mr. Fong. In April 1992, we obtained a life insurance policy with retirement benefits for Mr. Fong, which pays his beneficiary $2,600,000 in the event of Mr. Fong's death or provides for retirement benefits for Mr. Fong upon his retirement, provided he is at least 65, utilizing the cash value of the policy at that time. This benefit was provided to Mr. Fong in consideration of his nineteen years of service to us and in anticipation of his serving until retirement. All liabilities under this plan were transferred to Equitex 2000 in the spin-off transaction that took place effective August 6, 2001. The annual premium on this policy was $105,414 per year for such period as may be necessary to fully fund the policy, and was considered other future compensation to Mr. Fong in previous years.


(b) Summary compensation table.

The following table sets forth information regarding compensation paid to our officers during the years ended December 31, 2001, 2000 and 1999:

                           SUMMARY COMPENSATION TABLE

                                                        Long-Term
                                                       Compensation
                              Annual Compensation         Awards
                          ---------------------------  -----------
Name &                                    Other Annual                All Other
Principal               Salary    Bonus   Compensation    Options   Compensation
Position         Year    ($)       ($)        ($)        & SARs(#)       ($)
--------------------------------------------------------------------------------
Henry Fong       2001   76,255     -0-        -0-           -0-          -0-
President,               (1)
Treasurer
Principal        2000  183,013   161,668      -0-         476,000     165,000(2)
Executive
Officer and      1999  183,013   883,164      -0-         469,700     165,000(2)
Accounting
Officer
--------------------------------------------------------------------------------
Scott A. Lucas,  2001  130,000     -0-        -0-           -0-          -0-
President-Key
                 2000  130,000     -0-        -0-           -0-          -0-

                 1999  120,000     -0-        -0-           -0-          -0-
--------------------------------------------------------------------------------
Robert Darst     2001  130,000     -0-        -0-           -0-          -0-
Director of
Marketing -      2000  130,000     -0-        -0-           -0-          -0-
Key
                 1999  120,000     -0-        -0-           -0-          -0-
----------

(1) Includes salary paid and accrued during the period from August 6, 2001 to December 31, 2001 following our merger with Key and Nova.

(2) Includes payments and tax liability on the life insurance policy as explained more fully in "Item 10 (a) General" above.

(c) Option/SAR grants table.

None.


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

Not applicable.

(f) Defined benefit or actuarial plan disclosure.

Not applicable.

(g) Compensation of directors.

     (1)Standard Arrangements

Each independent member of our Board of Directors, Messrs. Russell L. Casement, Aaron A. Grunfeld and Joseph W. Hovorka, receive $10,000 per year payable monthly and $500 for each Board of Director's meeting attended either in person or by telephone. For the year ended December 31, 2001, Messrs. Casement and Grunfeld each received a total of $16,000 while Mr. Hovorka received $14,500. Members of the Board of Directors also receive reimbursement for expenses incurred in attending board meetings.

     (2) Other Arrangements

We adopted the 1993 Stock Option Plan for Non-Employee Directors reserving an aggregate of 250,000 shares of common stock for issuance pursuant to the exercise of stock options that may be granted to our non-employee directors. On July 5, 1995, an order was issued by the Securities and Exchange Commission authorizing the 1993 Stock Option Plan for Non-Employee Directors and the options granted thereunder. The 1993 Stock Option Plan for Non-Employee Directors was for a ten-year term commencing July 5, 1995. Each non-employee director automatically, as of the July 5, 1995, was granted an option to purchase 50,000 shares of common stock at $3.00 per share. This plan was terminated effective with the creation of the 1999 Stock Option Plan described below.

On June 2, 1998, our Board of Directors authorized the granting of 75,000 options to purchase our common stock to each of our two independent directors at $3.19 per share for a period of five years. The grant of these options was contingent upon our successful withdrawal as a business development company. On January 4, 1999 we filed for withdrawal as a business development company.

On January 5, 1999, our Board of Directors adopted a new stock option plan, the 1999 Stock Option Plan. On January 5, 1999, our two independent directors each received options to purchase 158,700 shares of our common stock at an exercise price of $6.75 per share expiring on January 5, 2004. These options were granted in lieu of the 75,000 options at $3.19 per share authorized on June 2, 1998, which were canceled. In addition, each director received 86,800 options to purchase 86,800 shares of our common stock at an exercise price of $6.75 per share under the 1999 Plan.

On April 17, 2000, our Board of Directors granted 84,000 options to purchase our common stock to each of our two independent directors at that time. These options, granted under the 1999 Stock Option Plan, are exercisable at $5.50 per share and expire on April 17, 2005.

(h) Employment contracts and termination of employment and change-in-control arrangements.

We have no compensation plan or arrangement with respect to any executive officer which plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment with us. We have no plan or arrangement with respect to any such persons, which will result from a change in control of Equitex or a change in the individual's responsibilities following a change in control.

(i) Report on repricing of Options/SARs.

Not applicable.

(j) Additional information with respect to Compensation Committee Interlocks and Insider Participation in compensation decisions.

Our Compensation Committee for the year ended December 31, 2001 consisted of Mr. Grunfeld as chairman and Dr. Casement both of who continue to serve in that capacity. No member of the Compensation Committee was an officer or employee of us or any of our subsidiaries during the year. No executive officer has served on the board of directors of any other entity with either member of the Compensation Committee.

(k) Board compensation committee report on executive compensation.

In January 1998, the Compensation Committee of our Board of Directors retained an independent consultant to review the President's compensation. The compensation committee directed the consultant to review both the salary and bonus structure. The independent consultant analyzed the compensation structure and compared it to the compensation structures of companies similar to us. The consultant recommended no change in the President's salary but did recommended an annual bonus plan equaling 1% of our total assets combined with 5% of the increase in the market value of our common stock not held by the President. The bonus was calculated and paid quarterly from January 1 to December 31 of any fiscal year based on a formula provided by the consultant. The Compensation Committee felt this compensation arrangement, tied primarily to the market performance of our common stock while including incentives for increases in assets, was the most equitable method for compensating the President. This provided a quantitative measure on which to reward the President's performance, by directly emphasizing market performance, which correlates directly with the expectations and goals of us and our stockholders.

This plan was in place until June 30, 2001. At that time, the President approached the Compensation Committee and voluntarily proposed an end to the bonus portion of his compensation in connection with the acquisition of Key Financial Systems and Nova Financial Systems. The Compensation Committee agreed and therefore for the period from July 1, 2001 until the Compensation Committee reviews the compensation arrangements in 2002, the President will receive an annual salary of $183,013 and no bonus.

Compensation Committee
----------------------
Russell L. Casement
Aaron A. Grunfeld

(i) Performance graph.

                 12/29/96   12/31/97   12/31/98   12/31/99   12/31/00   12/31/01
                 --------   --------   --------   --------   --------   --------
Nasdaq US          100.00     122.48     172.68     320.83     192.98     153.12

Nasdaq Financial   100.00     152.93     148.57     147.58     159.40     175.37

Equitex            100.00      44.84     379.21     441.26     265.47     199.67


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) (b) Security Ownership of Certain Beneficial Owners and Security Ownership of Management.

The following table contains information at March 31, 2002, as to the beneficial ownership of shares of our common stock by each person who, to our knowledge at that date, was the beneficial owner of five percent or more of the outstanding shares of the class, each person who is a director or executive officer of us and all persons as a group who are executive officers and directors, and as to the percentage of outstanding shares so held by them at March 31, 2002.

                                              Shares of        Shares of
                                                Common           Common                       Percentage
                             Shares of          Stock            Stock                         of Common
Name and Address of         Common Stock      Underlying       Underlying                     Stock Owned
Beneficial Owner             Owned (1)        Options (1)      Warrants (1)      Total            (6)
-------------------         ------------      -----------      ------------    ---------      -----------
Henry Fong                    608,525 (3)     945,700 (2)         49,239       1,603,464          7.1%
7315 East Peakview Ave.
Englewood, CO 80111

Russell L. Casement               121,795     365,900 (4)            759         488,454          2.2%
1355 S. Colorado Blvd.,
Suite 320
Denver, CO   80222

Aaron A. Grunfeld                  32,700     379,500 (5)              0         412,200          1.9%
10390 Santa Monica Blvd.,
Fourth Floor
Los Angeles, CA   90025

Joseph W. Hovorka                   4,477          11,000            477          15,954           --%
1930 S. Kearney Way
Denver, CO 80224

Thomas Olson                            0          66,300              0          66,300          0.3%
7315 East Peakview Avenue
Englewood, CO 80111

James P. Welbourn                 659,467               0        573,206       1,232,673          5.6%
11100 Wayzata Blvd.
Suite 111
Minnetonka, MN 55305

Scott A. Lucas                  1,082,867               0        599,001       1,681,868          7.6%
934 Skye Lane
Palm Harbor, Florida 34683

Charles R. Darst                  902,097               0        485,026       1,387,123          6.3%
734 Weadon Drive
Clearwater, FL 34625

Dia Erickson                      896,897               0        488,026       1,384,923          6.3%
2196 Feather Sound Dr.
Clearwater, FL 33762

All officers and directors      2,509,831       1,768,400      1,222,682       5,500,913         22.5%
as a group (seven persons)

---------------

(1)  The beneficial owners exercise sole voting and investment power.
(2)  Shares underlying options granted under the 1999 Stock Option Plan.
(3) Includes shares owned by a corporation in which Mr. Fong is an officer and director and a partnership in which Mr. Fong is a partner.
(4) Includes 36,400 shares underlying options granted under our 1993 Stock Option Plan for Non-Employee Directors and 329,500 shares underlying options granted under the 1999 Stock Option Plan.
(5) Includes 50,000 shares underlying options granted under our 1993 Stock Option Plan for Non-Employee Directors and 329,500 shares underlying options granted under our 1999 Stock Option Plan.
(6) As of February 28, 2001, 18,449,188 shares of our common stock were outstanding.

We are unaware of any arrangements that may, at a subsequent date, result in a change in control of our company.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a) Transactions with Management and Others.

We currently lease approximately 1,800 square feet of office space in Greenwood Executive Park, 6400 South Quebec, Englewood, Colorado from a partnership in which our President is the sole partner, on terms comparable to the existing market for similar facilities.

During 2001, our President, and two companies in which he is the sole officer and director, loaned us a total of $88,150 of which $26,525 was repaid prior to year end. The remaining principal balance of $61,625 is due on demand and bears interest at 10% per annum.

In November 2001, Scott Lucas, a director of Equitex and President of Key loaned $100,000 to us. This note is due in November 2002, bears interest at 9% per annum payable quarterly and may be converted to common stock at any time at 80% of the average closing price of the common stock as reported by the Nasdaq Stock Market for the 10 days immediately preceding conversion. The total principal and interest balance on this note remains outstanding as of the filing of this report. In connection with this note, Mr. Lucas also received 10,000 warrants to purchase 10,000 shares of our common stock at $4.00 per share and 10,000 warrants to purchase 10,000 shares of our common stock at $5.00 per share both exercisable until November 2004.


(b) Certain business relationships.

Not applicable.

(c) Indebtedness of management.

Not applicable.

(d) Transactions with promoters.

Not applicable.

                                                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report immediately following the signature page.

                                                                           Page
                                                                           ----
1. Financial Statements and Supplementary Data

Independent auditors' report - Gelfond Hochstadt Pangburn, P.C.             F-1
--------------------------------------------------------------------------------
Consolidated/combined financial statements:
--------------------------------------------------------------------------------
  Consolidated balance sheets - December 31, 2001                      F-2 - F-3
--------------------------------------------------------------------------------
  Combined balance sheet - December 31, 2000                                 F-4
--------------------------------------------------------------------------------
  Consolidated/combined statements of operations - years ended
  December 31, 2001, 2000 and 1999                                           F-5
--------------------------------------------------------------------------------
  Consolidated/combined statements of changes in stockholders'
  equity - years ended December 31, 2001, 2000 and 1999                F-6 - F-9
--------------------------------------------------------------------------------
  Consolidated/combined statements of cash flows - years ended
  December 31, 2001, 2000 and 1999                                   F-10 - F-11
--------------------------------------------------------------------------------
  Notes to consolidated/combined financial statements                F-12 - F-42
--------------------------------------------------------------------------------
  Key Financial Systems, Inc. - As of December 31, 2000 and for the
  years ended December 31, 2000 and 1999, including Independent
  Auditors' Report of McGladrey & Pullen, LLP
--------------------------------------------------------------------------------
  Nova Financial Systems, Inc. - As of December 31, 2000 and for the
  years ended December 31, 2000 and 1999, including Independent
  Auditors' Report of McGladrey & Pullen, LLP
--------------------------------------------------------------------------------

2. Financial Statements Schedules.

None

3. Exhibits.

3.1    Articles of Incorporation (1)
--------------------------------------------------------------------------------
3.2    Bylaws (1)
--------------------------------------------------------------------------------
3.3 Certificate of Designations of Registrant's Series D Convertible Preferred Stock. (4)
--------------------------------------------------------------------------------
3.4 Certificate of Designations of Registrant's Series E Convertible Preferred Stock. (4)
--------------------------------------------------------------------------------
3.5 Certificate of Designations of Registrant's Series F Convertible Preferred Stock. (7)
--------------------------------------------------------------------------------
3.6 Certificate of Amendment to Certificate of Designation of Registrant's Series F Convertible Preferred Stock. (7)
--------------------------------------------------------------------------------
3.7 Certificate of Designations of Registrant's Series G Convertible Preferred Stock. (7)
--------------------------------------------------------------------------------
3.8 Certificate of Designations of Registrant's Series H Convertible Preferred Stock. (8)
--------------------------------------------------------------------------------
       Certificate of Amendment to the Certificate of Designations of Registrant's Series H Convertible Preferred Stock. (9)
--------------------------------------------------------------------------------
3.9 Certificate of Designations of Registrant's Series I Convertible Preferred Stock. (10)
--------------------------------------------------------------------------------
10.1   1993 Stock Option Plan (2)
--------------------------------------------------------------------------------
10.2   1993 Stock Option Plan for Non-Employee Directors (2)
--------------------------------------------------------------------------------
10.3   Custody Agreement between Colorado National Bank and the Registrant (2)

--------------------------------------------------------------------------------
10.4   1999 Stock Option Plan. (3).
--------------------------------------------------------------------------------
10.5 Rescission Agreement among Vincent Muratore, the Registrant, and nMortgage, Inc. (5)
--------------------------------------------------------------------------------
10.6 Agreement and Plan of Merger by and among the Registrant, GR.com, Inc., Howard J. Zuckerman, David Brecher, Meridian Capital Group, LLC, and The Meridian Residential Group, Inc. (6)
--------------------------------------------------------------------------------
10.7 Distribution Agreement., between Equitex, Inc. and Equitex 2000, Inc. dated August 6, 2001 (11)
--------------------------------------------------------------------------------
10.8 Agreement and Plan of Reorganization among Equitex, Inc., Key Financial Systems, Inc. and Key Merger Corporation dated June 27, 2000 (12)
--------------------------------------------------------------------------------
10.9 Agreement and Plan of Reorganization among Equitex, Inc., Nova Financial Systems, Inc. and Nova Acquisition Corporation dated June 27, 2000 (13)
--------------------------------------------------------------------------------
10.10 Stock Purchase Agreement by and between Equitex, Inc. and the Selling Stockholders of Chex Services, Inc. (14)
--------------------------------------------------------------------------------
10.11 Amendment No. 1 to the Stock Purchase Agreement by and between Equitex, Inc. and the Selling Stockholders of Chex Services, Inc. (15)
--------------------------------------------------------------------------------
21     List of Subsidiaries. Filed Herewith.
--------------------------------------------------------------------------------

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

(7) Incorporated by reference from the like numbered exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

(8) Incorporated by reference from Exhibit 3(i).5 of the Registrant's Report on Form S-3, No. 333-64408 filed with the Securities and Exchange Commission on July 2, 2001.

(9) Incorporated by reference from Exhibit 3(i).6 of the Registrant's Report on Form S-3/A, No. 333-64408 filed with the Securities and Exchange Commission on July 23, 2001.

(10) Incorporated by reference from Exhibit 2.1 of the Registrant's Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on August 21, 2001.

(11) Incorporated by reference from Exhibit 4.5 of the Registrant's Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on August 21, 2001.

(12) Incorporated by reference from Exhibit 2.2 of the Registrant's Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on August 21, 2001.

(13) Incorporated by reference from Exhibit 2.3 of the Registrant's Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on August 21, 2001.

(14) Incorporated by reference from Exhibit 2.1 of the Registrant's Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on January 7, 2002.

(15) Incorporated by reference from Exhibit 2.2 of the Registrant's Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on January 7, 2002.

(b) Reports on Form 8-K.

On October 22, 2001, the Registrant filed a report on Form 8-K relating to Items 2 and 7.

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



Date: April 15, 2002                           EQUITEX, INC.
                                               (Registrant)


                                               By /S/ HENRY FONG
                                               -----------------------
                                               Henry Fong, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date: April 15, 2002                           /S/ HENRY FONG
                                               -----------------------
                                               Henry Fong, President,
                                               Treasurer and Director
                                               (Principal Executive, Financial,
                                               and Accounting Officer)

Date: April 15, 2002                           /S/ RUSSELL L. CASEMENT
                                               -----------------------
                                               Russell L. Casement, Director

Date: April 15, 2002                           /S/ AARON A. GRUNFELD
                                               -----------------------
                                               Aaron A. Grunfeld, Director

Date: April 15, 2002                           /S/ JOSEPH W. HOVORKA
                                               -----------------------
                                               Joseph W. Hovorka, Director

Date: April 15, 2002                           /S/ SCOTT A. LUCAS
                                               -----------------------
                                               Scott A. Lucas, Director

Date: April 15, 2002                           /S/ JAMES P. WELBOURN
                                               -----------------------
                                               James P. Welbourn, Director

                         EQUITEX, INC. AND SUBSIDIARIES

                   CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

               INDEX TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS



                                                                          Page
                                                                          ----
Independent auditors' report - Gelfond Hochstadt Pangburn, P.C.              F-1

Consolidated/combined financial statements:

   Consolidated balance sheet - December 31, 2001                      F-2 - F-3

   Combined balance sheet - December 31, 2000                                F-4

   Consolidated/combined statements of operations                            F-5

   Consolidated/combined statements of changes in stockholders'
   equity                                                              F-6 - F-9

   Consolidated/combined statements of cash flows                    F-10 - F-11

   Notes to consolidated/combined financial statements               F-12 - F-44

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board of Directors
Equitex, Inc.

We have audited the accompanying consolidated balance sheet of Equitex, Inc. and subsidiaries (the "Company") as of December 31, 2001, and the related consolidated/combined statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated/combined financial statements referred to above present fairly, in all material respects, the financial position of Equitex, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated/combined financial statements, on August 6, 2001, the Company acquired Key Financial Systems, Inc. and Nova Financial Systems, Inc. in a transaction recorded as a reverse acquisition. The combined balance sheet as of December 31, 2000, and the combined statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2000, represent the combination of the financial statements of Key Financial Systems, Inc. and Nova Financial Systems, Inc., which were audited and reported on separately by other auditors. We have audited the combination of the accompanying combined balance sheet as of December 31, 2000, and the related combined statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2000, including the accounting for the August 6, 2001 reverse acquisition. In our opinion, such combined statements have been properly combined on the basis described in Note 1 to the consolidated/combined financial statements.

As discussed in Note 1 to the consolidated/combined financial statements, on March 1, 2002, federal banking regulators closed Net First National Bank, which was the sole issuing bank for a credit card program of Key Financial Systems, Inc., a wholly-owned subsidiary of the Company.

As discussed in Note 2 to the consolidated/combined financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations, in connection with its acquisition of Chex Services, Inc. in December 2001.


/s/ GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
April 10, 2002, except for Note 9,
   as to which the date is April 12, 2002

                         EQUITEX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                DECEMBER 31, 2001

                                     ASSETS

                                                                  Unaudited
                                                                  pro forma    Historical
                                                                 -----------   -----------
                                                                   (NOTE 1)
Current assets:
 Cash and cash equivalents                                       $ 7,830,426   $ 7,830,426
 Accounts receivable, net (Note 2)                                 4,181,392     4,181,392
 Credit card receivables, net (Note 4)                                73,116     1,493,481
 Other receivables (Note 5)                                          944,145     6,435,060
 Current portion of notes receivable, related parties (Note 6)       563,460       563,460
 Prepaid expenses and other                                          577,288       577,288
                                                                 -----------   -----------

   Total current assets                                           14,169,827    21,081,107
                                                                 -----------   -----------

Receivable from FDIC, as receiver for Net First National
 Bank (Notes 1, 4 and 5)                                           2,789,109
Notes receivable, related parties, net (Note 6)                    1,146,375     1,146,375
Property, equipment and leaseholds (Notes 7 and 9)                 1,180,258     1,180,258
Deferred tax asset (Note 10)                                       1,380,000     1,380,000
Intangible assets (Note 8)                                         4,925,415     4,925,415
Goodwill (Notes 2 and 3)                                           5,636,000     5,636,000
                                                                 -----------   -----------

                                                                  17,057,157    14,268,048
                                                                 -----------   -----------

                                                                 $31,226,984   $35,349,155
                                                                 ===========   ===========

                                  (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                                DECEMBER 31, 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     Unaudited
                                                                     pro forma      Historical
                                                                    ------------    ------------
                                                                      (NOTE 1)
Current liabilities:
 Accounts payable                                                   $  1,819,555    $  1,819,555
 Accrued expenses and other liabilities, including
  related party accruals of $83,000                                      827,065         827,065
 Accrued liability on casino contracts (Note 12)                         517,805         517,805
 Notes payable, related parties (Note 9)                               5,225,241       5,225,241
 Line of credit, notes and loans payable (Note 9)                      8,574,310       8,574,310
 Current portion of long-term debt (Note 9)                              527,754         527,754
 Due to credit card holders (Note 12)                                    934,497       5,056,668
                                                                    ------------    ------------
   Total current liabilities                                          18,426,227      22,548,398
                                                                    ------------    ------------

Long-term debt, related parties, net of current portion (Note 9):        232,200         232,200
                                                                    ------------    ------------
   Total liabilities                                                  18,658,427      22,780,598
                                                                    ------------    ------------

Commitments and contingencies (Notes 9, 12, 13, and 16)

Stockholders' equity (Note 13):
 Preferred stock; 2,000,000 shares authorized:
  Series D, 6%; stated value $1,000 per share; 725 shares issued
   and outstanding; liquidation preference $960,500                      725,000         725,000
  Series G, 6%; stated value $1,000 per share; 900 shares issued
   and outstanding; liquidation preference $1,207,000                    900,000         900,000
  Series I, 6%; stated value $1,000 per share; 2,660 shares issued
   and outstanding; liquidation preference $3,418,000                  2,660,000       2,660,000
 Common stock, $0.02 par value; 50,000,000 shares authorized;
  21,244,797 shares issued; 21,211,447 shares outstanding                424,896         424,896
 Common stock and warrants to be issued                                  750,485         750,485
 Additional paid-in capital                                            9,754,252       9,754,252
 Accumulated deficit                                                  (2,532,039)     (2,532,039)
 Less treasury stock at cost (33,350 common shares)                     (114,037)       (114,037)
                                                                    ------------    ------------
    Total stockholders' equity                                        12,568,557      12,568,557
                                                                    ------------    ------------
                                                                    $ 31,226,984    $ 35,349,155
                                                                    ============    ============

           See notes to consolidated/condensed financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

                             COMBINED BALANCE SHEET

                                DECEMBER 31, 2000
                                    (Note 1)

                                     ASSETS

Cash                                                         $   73,612
Credit card receivables, net (Note 4)                           906,295
Other receivables (Note 5)                                    5,278,085
Leaseholds and equipment, net (Note 7)                          266,643
Due from shareholders (Note 9)                                  606,500
Other assets                                                     32,329
                                                             ----------
                                                             $7,163,464
                                                             ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Notes and advances payable, related parties (Note 9)         $  325,000
Accounts payable                                                680,635
Accrued expenses and other liabilities                          870,221
Due to cardholders (Note 12)                                  4,389,443
                                                             ----------
     Total liabilities                                        6,265,299
                                                             ----------

Commitments and contingencies (Notes 9, 12 and 13)

Stockholders' equity (Note 13):
  Common stock, $0.02 par value; 50,000,000 shares
   authorized; 8,937,080 shares issued and outstanding          178,741
  Additional paid-in capital                                    220,094
  Retained earnings                                             499,330
                                                             ----------
     Total stockholders' equity                                 898,165
                                                             ----------
                                                             $7,163,464
                                                             ==========

           See notes to consolidated/condensed financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

                 CONSOLIDATED/COMBINED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                                    (Note 1)

                                                                         2001            2000           1999
                                                                     ------------    ------------   ------------
Credit card income, net of provision for losses (Note 4)             $ 10,580,448    $ 11,538,298   $ 18,093,001
Application fees, net of direct marketing costs, including related party costs of $3,010,055 through August 6, 2001, and $897,521
 and $12,293,634 in 2000 and 1999, respectively (Note 11)               4,213,466       2,735,438      2,877,535
Fee revenue                                                             1,373,158
Other                                                                     361,067         182,618         59,807
                                                                     ------------    ------------   ------------
       Total revenues                                                  16,528,139      14,456,354     21,030,343
                                                                     ------------    ------------   ------------

Application processing fees                                                                            2,112,092
Third party servicing fees                                              6,136,638       5,677,641      7,079,668
Fees paid to casinos                                                      437,411
Salaries, wages and employee benefits                                   5,338,580       3,019,876      4,464,264
Stock-based compensation                                                2,132,234
Other operating expenses                                                3,007,252       2,202,117      1,666,881
Interest expense:
 Related parties                                                          137,160
 Other                                                                    102,733
Provision for uncollectible note receivable, shareholder                  325,000
                                                                     ------------    ------------   ------------
                                                                       17,617,008      10,899,634     15,322,905
                                                                     ------------    ------------   ------------
Income (loss) before income taxes                                      (1,088,869)      3,556,720      5,707,438
Income tax expense (benefit)                                              (57,500)                       117,500
                                                                     ------------    ------------   ------------
Net income (loss)                                                      (1,031,369)      3,556,720      5,589,938
Beneficial conversion features (Note 13)                               (2,924,000)
Additional warrants issued to preferred stockholders (Note 13)           (152,000)
Redemption of convertible preferred stock  in excess
 of beneficial conversion features (Note 13)                               92,000
Deemed preferred stock dividends (Note 13)                               (181,000)
                                                                     ------------    ------------   ------------
Net income (loss) applicable to common stockholders                  $ (4,196,369)   $  3,556,720   $  5,589,938
                                                                     ============    ============   ============
Basic and diluted net income (loss) per common share                 $      (0.32)   $       0.40   $       0.63
                                                                     ============    ============   ============
Weighted average number of common  shares outstanding                  13,032,655       8,903,730      8,903,730
                                                                     ============    ============   ============

           See notes to consolidated/condensed financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

       CONSOLIDATED/COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                                    (Note 1)

                                                          Convertible
                                                        preferred stock             Common stock
                                                    ------------------------   -----------------------   Treasury
                                                      Shares        Amount       Shares       Amount       stock
                                                    ----------    ----------   ---------    ----------   ----------
Balances, January 1, 1999 (Note 1)                                             8,937,080    $  178,741

Capital contribution by Key and Nova
 shareholders to Key and Nova

Net income of Key and Nova

Dividends paid to Key and Nova shareholders
 by Key and Nova
                                                    ----------    ----------   ---------    ----------   ----------
Balances, December 31, 1999 (Note 1)                                           8,937,080       178,741

Net income of Key and Nova

Dividends paid to Key and Nova shareholders
 by Key and Nova
                                                    ----------    ----------   ---------    ----------   ----------
Balances, December 31, 2000 (Note 1)                                           8,937,080       178,741

Common stock of Key and Nova
 issued for cash                                                                 181,043         3,621

Dividends paid to Key and Nova shareholders
 by Key and Nova
                                                    ----------    ----------   ---------    ----------   ----------

Balances as of August 6, 2001, prior to the
 Company's acquisition of Key and Nova
 (represents Company's outstanding shares of
 9,084,773, plus 33,350 shares of treasury stock)                              9,118,123       182,362

Issuance of common stock in connection with the
 acquisition of Key and Nova - preferred stock
 of Equitex outstanding includes 725 shares of
 Series D, 1,300 shares of Series G, and 4,000
 shares of Series I preferred stock;  also
 outstanding: options, warrants, and common
 stock and warrants to be issued                         6,025    $6,025,000   9,084,773       181,696     (114,037)

Allocation of Series H and I preferred stock
 beneficial conversion features                     (2,924,000)

Amortization of Series H and I preferred stock
 beneficial conversion features                      2,924,000
                                                    ----------    ----------   ---------    ----------   ----------

                                  (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                                    (Note 1)

                                                     Common                                  Retained
                                                    stock and      Deferred    Additional    earnings      Total
                                                    warrants    compensation    paid-in    (accumulated  stockholders'
                                                    be issued        cost       capital      deficit)      equity
                                                    ----------    ----------   ----------   ----------   ----------
Balances, January 1, 1999 (Note 1)                                             $  120,094   $ (358,440)  $  (59,605)

Capital contribution by Key and Nova
 shareholders to Key and Nova                                                     100,000                   100,000

Net income of Key and Nova                                                                   5,589,938    5,589,938

Dividends paid to Key and Nova shareholders
 by Key and Nova                                                                            (4,063,888)  (4,063,888)
                                                    ----------    ----------   ----------   ----------   ----------
Balances, December 31, 1999 (Note 1)                                              220,094    1,167,610    1,566,445

Net income of Key and Nova                                                                   3,556,720    3,556,720

Dividends paid to Key and Nova shareholders
 by Key and Nova                                                                            (4,225,000)  (4,225,000)
                                                    ----------    ----------   ----------   ----------   ----------
Balances, December 31, 2000 (Note 1)                                              220,094      499,330      898,165

Common stock of Key and Nova
 issued for cash                                                                  996,379                 1,000,000

Dividends paid to Key and Nova shareholders
 by Key and Nova                                                                            (2,000,000)  (2,000,000)
                                                    ----------    ----------   ----------   ----------   ----------

Balances as of August 6, 2001, prior to the
 Company's acquisition of Key and Nova
 (represents Company's outstanding shares of
 9,084,773, plus 33,350 shares of treasury stock)                               1,216,473   (1,500,670)    (101,835)

Issuance of common stock in connection with the
 acquisition of Key and Nova - preferred stock
 of Equitex outstanding includes 725 shares of
 Series D, 1,300 shares of Series G, and 4,000
 shares of Series I preferred stock;  also
 outstanding: options, warrants, and common
 stock and warrants to be issued                    $1,528,000    $ (589,834)  (5,590,825)                1,440,000

Allocation of Series H and I preferred stock
 beneficial conversion features                                                 2,924,000

Amortization of Series H and I preferred stock
 beneficial conversion features                                                (2,924,000)
                                                    ----------    ----------   ----------   ----------   ----------

                                  (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                                    (Note 1)

                                                          Convertible
                                                        preferred stock             Common stock
                                                    ------------------------   -----------------------   Treasury
                                                      Shares        Amount       Shares       Amount       stock
                                                    ----------    ----------   ----------   ----------   ----------
Conversion of Series I preferred stock
 to common stock                                        (1,010)   (1,010,000)     359,958        7,199

Exercises of warrants for common stock                                             69,852        1,397

Redemption of Series I preferred stock
 for cash                                                 (330)     (330,000)

Conversion of Series G preferred stock to
 common stock                                             (400)     (400,000)     165,090        3,302

Agreements to issue common stock
 and warrants for services

Common stock and warrants issued for
 services                                                                         455,000        9,100

Cancellation of agreement to issue
 common stock for services

Amortization of deferred compensation
 cost

Common stock issued for the acquisition
 of Chex Financial Services, Inc. (Note 3)                                      1,992,001       39,840

Beneficial conversion feature and warrants attached to convertible debentures

Issuance of additional warrants to preferred
 stockholders                                                       (152,000)

Amortization of additional warrants issued to
 preferred stockholders                                              152,000

Repricing of warrants

Net loss
                                                    ----------    ----------   ----------   ----------   ----------
Balances, December 31, 2001                              4,285    $4,285,000   21,244,797   $  424,896   $ (114,037)
                                                    ==========    ==========   ==========   ==========   ==========

                                  (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                                    (Note 1)

                                                     Common                                  Retained
                                                    stock and      Deferred    Additional    earnings       Total
                                                    warrants    compensation    paid-in    (accumulated   stockholders'
                                                    be issued        cost       capital      deficit)       equity
                                                    ----------    ----------   ----------   -----------   -----------
Conversion of Series I preferred stock
 to common stock                                                                1,002,801

Exercises of warrants for common stock                     485                    242,450                     244,332

Redemption of Series I preferred stock
 for cash                                                                         (88,805)                   (418,805)

Conversion of Series G preferred stock to
 common stock                                                                     396,698

Agreements to issue common stock
 and warrants for services                           1,873,000    (1,733,000)                                 140,000

Common stock and warrants issued for
 services                                           (2,236,000)                 2,245,300                      18,400

Cancellation of agreement to issue
 common stock for services                            (415,000)      415,000

Amortization of deferred compensation
 cost                                                              1,907,834                                1,907,834

Common stock issued for the acquisition
 of Chex Financial Services, Inc. (Note 3)                                     10,079,160                  10,119,000

Beneficial conversion feature and warrants
 attached to convertible debentures                                               185,000                     185,000

Issuance of additional warrants to preferred
 stockholders                                                                     152,000

Amortization of additional warrants issued to
 preferred stockholders                                                          (152,000)

Repricing of warrants                                                              66,000                      66,000

Net loss                                                                                     (1,031,369)   (1,031,369)
                                                    ----------    ----------   ----------   -----------   -----------
Balances, December 31, 2001                         $  750,485    $     --     $9,754,252   $(2,532,039)  $12,568,557
                                                    ==========    ==========   ==========   ===========   ===========

            See notes to consolidated/combined financial statements.

                             EQUITEX, INC. AND SUBSIDIARIES

                     CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS

                      YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                                        (Note 1)

                                                                     2001           2000            1999
                                                                   -----------    -----------    -----------
Cash flows provided by operating activities:
Net income (loss)                                                  $(1,031,369)   $ 3,556,720    $ 5,589,938
                                                                   -----------    -----------    -----------
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Provision for losses                                                 416,080         56,520      1,187,988
  Depreciation and amortization                                        215,234         93,167        117,349
  Provision for uncollectible related party note receivable            325,000
  Beneficial conversion features on convertible promissory notes       128,000
  Amortization of discount on convertible promissory notes               4,200
  Stock-based compensation expense                                   2,132,234
  Deferred income taxes                                                 60,000        606,500       (606,500)
  Changes in assets and liabilities, net of business acquisition:
   Increase in accounts receivable                                  (2,433,347)
   (Increase) decrease in other receivables                         (1,156,975)       176,873     (5,082,226)
   Decrease (increase) in due from shareholders                        606,500       (606,500)
   Decrease (increase) in other assets                                  10,366        (14,412)        21,960
   Decrease in due from affiliates                                                                    22,761
   Increase in due to credit card holders                              667,225         65,297      2,915,453
   Increase in accounts payable and accrued liabilities                239,620        186,355        642,251
                                                                   -----------    -----------    -----------
Total adjustments                                                    1,214,137        563,800       (780,964)
                                                                   -----------    -----------    -----------
Net cash provided by operating activities                              182,768      4,120,520      4,808,974
                                                                   -----------    -----------    -----------

Cash flows from investing activities:
  Cash acquired in business acquisition                              9,994,124
  Net (increase) decrease in credit card receivables                (1,003,266)       176,262     (1,204,770)
  Collection of advances to stockholders                                                             288,888
  Purchases of furniture, fixtures and equipment                      (157,769)       (55,834)      (208,370)
  Issuance of related party notes receivable                          (501,599)
  Repayment of related party notes receivable                          372,825
                                                                   -----------    -----------    -----------
Net cash provided by (used in) investing activities                  8,704,315        120,428     (1,124,252)
                                                                   -----------    -----------    -----------

Cash flows from financing activities:
  Capital contributions to Key and Nova                                                              100,000
  Common stock of Key and Nova issued for cash                       1,000,000
  Redemption of Series I preferred stock for cash                     (418,805)
  Proceeds from the exercise of warrants                               244,332
  Dividends paid to Key and Nova shareholders                       (2,000,000)    (4,225,000)    (4,063,888)
  Issuance of notes payable, related parties                           571,950
  Repayment of notes payable, related parties                         (325,000)
  Repayment of notes payable, other                                   (440,708)
  Net borrowings on line of credit                                     237,962
                                                                   -----------    -----------    -----------
Net cash used in financing activities                               (1,130,269)    (4,225,000)    (3,963,888)
                                                                   -----------    -----------    -----------

                                  (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                              2001            2000           1999
                                                                          ------------    ------------   ------------
Change in cash and cash equivalents                                          7,756,814          15,948       (279,166)
Cash and cash equivalents, beginning of year                                    73,612          57,664        336,830
                                                                          ------------    ------------   ------------
Cash and cash equivalents, end of year                                    $  7,830,426    $     73,612   $     57,664
                                                                          ============    ============   ============

Supplemental disclosure of cash flow information:
 Cash paid for interest                                                   $      8,828
                                                                          ============

Supplemental disclosure of non-cash investing and financing activities:

Issuance of common stock by Equitex to acquire Key
 and Nova, resulting in recognition of a deferred tax asset               $  1,440,000
                                                                          ============

Conversion of preferred stock to common stock                             $  1,410,000
                                                                          ============

Amortization of discount on preferred stock                               $  2,924,000
                                                                          ============

Warrants attached to convertible promissory notes                         $     57,000
                                                                          ============
Cancellation of agreement to issue common stock
 for services                                                             $    415,000
                                                                          ============
Amortization of additional warrants issued to preferred
 stockholders                                                             $    152,000
                                                                          ============

Purchase of Chex Services, Inc. (Note 3):
 Fair value of tangible assets acquired:
  Accounts receivable                                                     $ (1,748,045)
  Notes receivable, related parties                                         (1,906,061)
  Property and equipment                                                      (896,495)
  Prepaid expenses and other                                                  (555,325)
  Intangible assets (Note 8)                                                (5,000,000)
  Goodwill                                                                  (5,636,000)
 Liabilities assumed:
  Accounts payable and accrued expenses                                      1,373,949
  Notes payable, related parties                                             4,938,291
  Notes payable, other                                                       8,540,772
  Line of credit                                                               764,038
 Fair value of common stock exchanged                                       10,119,000
                                                                          ------------
  Cash acquired                                                           $  9,994,124
                                                                          ============

            See notes to consolidated/combined financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

1.   ORGANIZATION, BASIS OF PRESENTATION, RECENT EVENTS AND MANAGEMENT PLANS:

     Equitex, Inc. ("Equitex", or the "Company"), a Delaware corporation, was incorporated in January 1983, and prior to August 6, 2001, Equitex, through its former subsidiaries, operated in two segments, the financial services segment and the sporting goods/product related segment. On August 6, 2001, the Company distributed all of its assets (which primarily consisted of its investments in subsidiaries) to Equitex 2000, Inc. ("Equitex 2000"), a subsidiary formed by the Company in 2001. Equitex 2000 also assumed all liabilities of the Company. Simultaneous with the distribution of assets and liabilities to Equitex 2000, the Company transferred its rights, title and interest in the issued and outstanding shares of Equitex 2000 to an escrow account, outside of the control of the Company. The shares of Equitex 2000 are to be distributed from escrow to the stockholders of the Company upon the effective registration of Equitex 2000. Shares of Equitex 2000 are to be distributed based on each stockholder's proportional ownership interest in the Company as of July 20, 2001.

     Also on August 6, 2001, immediately following the transactions described above, the Company acquired all of the outstanding common stock of Key Financial Systems, Inc. ("Key") and Nova Financial Systems, Inc. ("Nova"), both Florida companies previously under common control with nearly an identical ownership structure. The Company acquired Key and Nova in exchange for (i) 9,084,773 shares of the Company's common stock,
       (ii) cash of $5 million, (iii) warrants to acquire an aggregate of 990,134 shares of common stock exercisable at $0.02 per share, and (iv) warrants to acquire an aggregate of 3,933,350 shares of the Company's common stock exercisable at $5.65 per share. In order to raise the cash consideration of $5 million, the Company issued two new series of convertible preferred stock, including 2,359 shares of Series H, 8% convertible preferred stock in exchange for net proceeds of $2,059,000, and 4,000 shares of Series I, 6% convertible preferred stock in exchange for net proceeds of $3,500,000 (Note 13).

     The Key/Nova transaction has been recorded as a reverse acquisition based on factors demonstrating that Key and Nova constitute the accounting acquirer. The shareholders of Key and Nova received 50% of the post-acquisition outstanding common stock and rights to purchase common stock of the Company, which resulted in the Key/Nova shareholders receiving significant voting blocks of the Company's common stock. In addition, post-acquisition management personnel and board members of the Company now include certain individuals previously holding positions with Key and Nova. The purchase price applied to the reverse acquisition was based on the net book value of the underlying assets of the Company prior to the transaction plus $5,000,000. The historical stockholders' equity of Key and Nova prior to the merger has been retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any differences in the par value of the Equitex, Key, and Nova common stock, with an offset to additional paid-in capital. The restated combined retained earnings of the accounting acquirer (Key and Nova) has been carried forward after the acquisition.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

1. ORGANIZATION, BASIS OF PRESENTATION, RECENT EVENTS AND MANAGEMENT PLANS (CONTINUED):

     PRINCIPLES OF CONSOLIDATION/COMBINATION:

     Beginning in December 2001, with the acquisition of Chex Services Inc.
       ("Chex"), the Company and its subsidiaries operate in two segments, which consist of the credit card services segment and the cash disbursement services segment. The Company's significant subsidiaries include the following:

          KEY FINANCIAL SYSTEMS, INC. AND NOVA FINANCIAL SYSTEMS, INC. , which represent the Company's credit card services segment; both Florida corporations formed in June 1997 and September 1998, respectively; both companies design, market and service credit card products aimed at the sub-prime market; both companies are wholly-owned by the Company at December 31, 2001.

          CHEX SERVICES, INC. ("Chex"), which represents the cash disbursement services segment; a Minnesota corporation formed in July 1992; acquired by the Company effective December 1, 2001 (Note 3), to provide financial services, primarily check cashing, automated teller machine and credit card advances to customers at gaming establishments located in California, Michigan, Minnesota, Nebraska, New Mexico, New York, North Dakota and Wisconsin; wholly-owned by the Company at December 31, 2001.

     The accompanying financial statements present the consolidated financial position of the Company, Key, Nova and Chex as of December 31, 2001, and the results of operations and cash flows of the Company (Key and Nova) for the year then ended, and Chex from the date of acquisition. The financial statements presented for periods prior to August 6, 2001, consist of the combined balance sheets of Key and Nova at December 31, 2000, and the combined statements of operations and cash flows of Key and Nova through August 5, 2001. Subsequent to August 5, 2001, the accompanying financial statements present the financial position, results of operations and cash flows of the Company on a consolidated basis. The combined balance sheet as of December 31, 2000, and the combined statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999, have been derived from the audited financial statements of Key and Nova as of and for the years ended December 31, 2000 and 1999. All significant intercompany accounts and transactions have been eliminated in consolidation/combination.

     Key maintained S Corporation status for federal income tax purposes through August 5, 2001, and Nova did so from January 1, 2000 through August 5, 2001. As an S corporation, the shareholders reported their respective share of net income on their income tax returns, and no income taxes are reflected in the financial statements for those periods. Effective August 6, 2001, in connection with the Company's acquisition of Key and Nova, both Key and Nova terminated their S Corporation status and became C corporations (Note 10). Additionally, prior to and subsequent to the Key and Nova transaction, Equitex had certain preferred stock instruments outstanding that impact the earnings available to common stockholders (Note 13). The following unaudited pro forma information reflects the historical Key and Nova net income and per share amounts adjusted for the impact of the current C corporation status and equity structure of the
       Company:

                         EQUITEX, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

1. ORGANIZATION, BASIS OF PRESENTATION, RECENT EVENTS AND MANAGEMENT PLANS (CONTINUED):

     PRINCIPLES OF CONSOLIDATION/COMBINATION (CONTINUED):

                                                     2001         2000        1999
                                                 -----------   ----------  ----------
       Net income (loss), as reported            $(1,031,000)  $3,557,000  $5,590,000
       Net income (loss), pro forma              $(1,616,000)  $2,157,000  $3,463,000
       Net income (loss) applicable to common
        stockholders, as reported                $(4,196,000)  $3,557,000  $5,590,000
       Net income (loss) applicable to common
        stockholders, pro forma                  $(5,094,000)  $  902,000  $  194,000
       Basic and diluted net income (loss) per
        common share, as reported                $     (0.32)  $     0.40  $     0.63
       Basic and diluted net income (loss) per
        common share, pro forma                  $     (0.39)  $     0.10  $     0.02

     As a result of the Company's August 2001 acquisition of Key and Nova, the Company presented an unclassified balance sheet as of September 30, 2001. In connection with the Company's subsequent acquisition of Chex effective December 1, 2001, the Company determined that a classified balance sheet provides a better presentation of the Company's financial position at December 31, 2001.

     RECENT EVENTS AND MANAGEMENT'S PLANS:

     NET FIRST NATIONAL BANK CLOSURE:

     Through March 1, 2002, Key's credit card products were marketed for Net
       First National Bank ("Net First") under an agreement that provided the Company with a 100% participation interest in the receivables and related rights associated with credit cards issued, and required the payment of monthly servicing fees to Net First. The Company provided collection and customer services related to the credit cards issued. On March 1, 2002, federal banking regulators closed Net First, which was the sole issuing bank for Key's PAY AS YOU GO credit card program.

     On March 4, 2002, the Federal Deposit Insurance Corporation ("FDIC") notified the Company that it had been appointed receiver of all funds due from Net First to Key. As receiver, the FDIC elected to disaffirm, to the full extent, all contracts Key was a party to with Net First. On March 10, 2002, the Company was made aware that the FDIC was notifying Net First credit card holders that their accounts were to be closed, and accordingly, Key would not be able to transfer the existing PAY AS YOU GO Credit card portfolio to a successor financial institution.

                         EQUITEX, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

1. ORGANIZATION, BASIS OF PRESENTATION, RECENT EVENTS AND MANAGEMENT PLANS (CONTINUED):

     RECENT EVENTS AND MANAGEMENT'S PLANS (CONTINUED):

     MANAGEMENT'S PLANS:

     The Company immediately implemented steps to eliminate Key's operating costs associated with marketing and servicing the Net First program. These steps included employee lay-offs of all but essential management and employee personnel necessary to re-establish its marketing and servicing capabilities upon the establishment of a new relationship with another financial institution. The Company is currently in discussions with financial institutions to initiate a new credit card program; however, through April 10, 2002, the Company has not established such a relationship, and cannot provide any assurance that it will be able to negotiate an agreement, or be able to generate a new credit card program similar to the Net First program. On March 14, 2002, the Company did sign a letter of intent to utilize its resources to develop a credit card program for an existing financial institution, however, completion of this transaction is subject to further due diligence, negotiation of a definitive agreement, and necessary state and/or federal regulation and other approvals. The Company is also actively pursuing collection of the credit card receivables from Net First with the FDIC (approximately $2,300,000 at March 31, 2002, unaudited).

     In December 2001, the Company completed its acquisition of Chex (Note 3), which management believes will generate additional cash flows to support operations. The Company is also negotiating the terms of a planned acquisition of Money Centers of America, Inc. ("MCOA", Note 16).

     The Company's management believes that its cost reduction efforts at Key, as well as Chex operations, will provide the Company with cash flows necessary to support operations for the next twelve months, regardless of whether Key can implement a new credit card program with a new financial institution. Management believes that the successful completion of the acquisition of MCOA will further support the Company's operations and cash flows for the next year.

     PRO FORMA INFORMATION:

     Due to the significance of the Net First closing and the effect on the Company's financial position and results of operations, the accompanying consolidated/combined financial statements include an unaudited pro forma consolidated balance sheet as of December 31, 2001. The accompanying unaudited pro forma consolidated balance sheet gives effect to the Net First closure as if it had occurred on December 31, 2001, and reflects the following transactions:

       a. Credit card receivables of $1,420,365 due from Net First credit card holders at December 31, 2001 have been reclassified from current assets to the long-term receivable from the FDIC, in the unaudited pro forma consolidated balance sheet (Note 4).

       b. Other current receivables due from Net First credit card holders exceeds the balance due to Net First credit card holders by $1,368,744. This amount is included in the long-term receivable from the FDIC, in the unaudited pro forma consolidated balance sheet.

                         EQUITEX, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

2.   SIGNIFICANT ACCOUNTING POLICIES:

     CASH AND CASH EQUIVALENTS AND PRESENTATION OF CASH FLOWS:

     The Company maintains cash in bank deposit accounts, which exceed federally insured limits. At December 31, 2001, the Company had deposits in excess of federally insured amounts aggregating $3,508,158 at various financial institutions. The Company believes it has its cash deposits at high quality financial institutions. In addition, the Company maintains a significant amount of cash at each of the casinos. Management believes that the Company has controls in place to safeguard these on-hand amounts, and that no significant credit risk exists with respect to cash.

     For purposes of the statements of cash flows, the Company considers all highly-liquid investments with an original maturity date of three months or less to be cash equivalents. Cash flows from credit card receivables are reported net.

     RECEIVABLES AND REVENUE RECOGNITION:

     ACCOUNTS RECEIVABLE:

     Accounts receivable arise primarily from credit card and ATM advances provided at casino locations. Concentrations of credit risk related to credit card and ATM advances are limited to the credit card and ATM processors who remit the cash advanced back to the Company along with the Company's allocable share of fees earned. The Company believes these processors are financially stable and no significant credit risk exists with respect to accounts receivable arising from ATM and credit card advances. The Company has recorded an allowance against these accounts receivable of $66,000 at December 31, 2001. Accounts receivable also include approximately $736,000 due from MCOA.

     CREDIT CARD RECEIVABLES:

     Credit card receivables are stated at cost and include refundable and earned fees, which represents the balance reported to customers. Credit card receivables are reduced by allowances for refundable fees and losses.

     Fees are accrued monthly on active credit card accounts and included in credit card receivables, net of estimated uncollectible amounts. Accrual of income is discontinued on credit card accounts that have been closed or charged off. Accrued fees on credit card loans are charged off with the card balance, generally when the account becomes 90 days past due.

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

                         EQUITEX, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     RECEIVABLES AND REVENUE RECOGNITION (CONTINUED):

     OTHER RECEIVABLES AND DUE TO CARDHOLDERS:

     The Company charges a fully refundable reservation fee equal to each cardholder's borrowing limit upon issuance of a credit card. Other receivables include the balance of the reservation fees due from third party financial institutions. These amounts are held in trust under agreements with third party financial institutions to secure payment of the reservation fees due to cardholders.

     RETURNED CHECKS:

     The Company charges operations for potential losses on returned checks in the period such checks are returned, since ultimate collection of these items is uncertain. Recoveries on returned checks are credited in the period when the recovery is received.

     FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The estimated fair values of financial instruments has been determined by the Company using available market information and appropriate methodologies; however, considerable judgment is required in interpreting information necessary to develop these estimates. Accordingly, the Company's estimates of fair value are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

     The fair value of cash and cash equivalents, credit card receivables, accounts payable and accrued expenses approximate their carrying amounts because of the short maturities of these instruments.

     The fair values of notes and advances receivable from non-related parties approximates their carrying values because of the short maturities of these instruments. The fair values of notes and advances receivable from related parties are not practicable to estimate, based upon the related party nature of the underlying transactions.

     The fair values of notes and loans payable to non-related parties approximates their carrying values because of the short maturities of these instruments. The fair values of long-term debt payable to banks approximate fair value based on market rates currently available to the Company. The fair values of convertible debentures and notes payable to related parties are not practicable to estimate, based upon the related party nature of the underlying transactions.

                         EQUITEX, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     PROPERTY, EQUIPMENT AND LEASEHOLDS:

     Property, equipment and leaseholds are stated at cost, and depreciation is provided by use of the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is depreciated over the estimated useful lives of the assets or the length of the respective leases, whichever period is shorter. The estimated useful lives of property, equipment and leaseholds are as follows:

        Vehicles                                               5 years
        Office equipment and furniture                         3 to 7 years
        Computer hardware and software                         3 to 5 years
        Leasehold improvements                                 7 years

     GOODWILL, INTANGIBLE ASSETS AND AMORTIZATION:

     Goodwill and intangible assets were recorded in connection with the Company's acquisition of Chex (Note 3). Goodwill represents the excess of the purchase price over the estimated fair values of the net tangible and identifiable intangible assets acquired. As discussed below, goodwill is not amortized pursuant to recently issued accounting standards. Identifiable intangible assets are being amortized on a straight-line basis over three to seven years (Note 8).

     ADVERTISING:

     Advertising costs, which are primarily incurred by Chex, are expenses as incurred. Advertising costs were not material in 2001, 2000, or 1999.

     INCOME TAXES:

     Income taxes are provided for the tax effects of transactions reported in the financial statements and a deferred income tax liability or asset is recognized for temporary differences between the Company's financial statements and tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

     ESTIMATES:

     Preparation of the consolidated/combined financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Certain of Chex's contracts with gaming establishments contain provisions that could be subject to interpretation by the contractual parties. At December 31, 2001, Chex is operating at certain gaming establishments with unsigned contracts, verbal agreements or verbal amendments to the existing written contracts. As of December 31, 2001, the Company has estimated and recorded obligations under these contracts using management's understanding and interpretation of the underlying agreements. It is reasonably possible that significant changes will occur in the near term, which could affect these estimates.

                         EQUITEX, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     NET INCOME (LOSS) PER SHARE:

     Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER
       SHARE, requires dual presentation of basic and diluted earnings or loss per share ("EPS") with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

     Income and loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. The historical income per share of Key and Nova prior to the merger have been presented to reflect the new capital structure. Stock options, warrants, common stock to be issued, and common stock underlying convertible preferred stock are not considered in the calculations for the year ended December 31, 2001, as the impact of the potential common shares, which total 12,184,343, would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share. Key and Nova did not have any equity instruments outstanding for the years ended December 31, 2000 and 1999, therefore diluted income per share is equivalent to basic income per share.

     RECENTLY ISSUED ACCOUNTING STANDARDS:

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS
       No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations for which the date of acquisition is after June 30, 2001. SFAS No. 141 also establishes specific criteria for the recognition of intangible assets. The Company applied the provisions of SFAS No. 141 in connection with its acquisition of Chex in December 2001 (Note 3) and has not amortized the acquired goodwill.

     SFAS No. 142, effective for fiscal years beginning after December 15, 2001, establishes accounting and reporting standards for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the standard. Other intangible assets will continue to be amortized over their estimated useful lives. All of the Company's goodwill and identifiable intangibles were acquired in a transaction after June 30, 2001. In accordance with SFAS No. 142, the Company has continued to review these assets for impairment under current accounting standards. The Company's current policy for measuring goodwill impairment is based upon an analysis of undiscounted cash flows, which did not result in an indicated impairment as of December 31, 2001. The Company will adopt SFAS No. 142 in its entirety January 1, 2002. In accordance with SFAS 141, the Company will assign goodwill to reporting units and will complete the first step of the transitional goodwill impairment test by June 30, 2002. The Company has not yet determined what the effect of these new impairment tests will be on its consolidated financial position or results of operations.

                         EQUITEX, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999


2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED):

     In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT
       OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144, which is effective for fiscal years beginning after December 15, 2001 and which supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, addresses accounting and financial reporting for the impairment or disposal of long-lived assets. The adoption of this statement is not expected to have a material impact on the consolidated financial position or results of operations of the Company.

     In 2001, the Company adopted SFAS No. 133, ACCOUNTING FOR DERIVATIVE
       INSTRUMENTS AND HEDGING ACTIVITIES. This statement, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement had no impact on the Company's consolidated financial statements.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 and related amendments provide the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Adoption of SAB No. 101 did not have an impact the Company's consolidated/combined financial statements.

     COMPREHENSIVE INCOME:

     SFAS No. 130, REPORTING COMPREHENSIVE INCOME, establishes requirements for disclosure of comprehensive income. During the years ended December 31, 2001, 2000 and 1999, the Company did not have any components of comprehensive income to report.

     STOCK-BASED COMPENSATION:

     SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, defines a fair-value based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and guidance provided in SFAS Interpretation ("FIN") No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

                         EQUITEX, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

3.   ACQUISITION OF CHEX:

     On August 31, 2001, the Company signed a definitive agreement to acquire
       Chex, the effectiveness of which was subject to the completion of certain final closing documents and other customary pre-closing conditions. On November 30, 2001, the Company closed the acquisition of Chex into escrow pending the execution of certain remaining documents required for closing, which subsequently occurred on December 21, 2001, at which time the Company signed an amended Stock Purchase Agreement (the "Agreement").

     Pursuant to the Agreement, effective December 1, 2001, the Company acquired all the outstanding common stock of Chex in exchange for 1,992,001 shares of the Company's common stock valued at $10,119,000 ($5.08 per share), in a transaction accounted for as a purchase. The purchase method of accounting conforms to the accounting policies followed by the consolidated entities. A preliminary allocation of the purchase price has been made to major categories of assets and liabilities in the accompanying consolidated financial statements, of which $5,636,000 was allocated to goodwill, none of which is deductible for tax purposes. The actual allocation of the purchase price and the resulting effect on income (loss) from operations may differ from the amounts included in the accompanying consolidated financial statements.

     In conjunction with the Agreement, the Company entered into an employment incentive agreement with the president of Chex in which the Company granted the president of Chex a warrant to purchase up to 730,000 shares of the Company's common stock at an exercise price of $3.85 per share, which was the quoted market price of the Company's common stock at the date the warrant was granted. The warrant is exercisable for a four-year period beginning December 1, 2001.

     The following unaudited pro forma financial information for the years ended
       December 31, 2001 and 2000, give effect to the above acquisition as if it had occurred at the beginning of each respective period. The unaudited pro forma results of operations for 2001 and 2000 include amortization of identifiable intangible assets, but do not include any amortization of goodwill, pursuant to recently issued accounting standards.

                                                     Years ended December 31,
                                                       2001           2000
                                                   ------------   ------------
     Revenue                                       $ 29,919,000   $ 23,452,000
     Net income (loss)                             $ (2,972,000)  $  1,737,000
     Net income (loss) applicable to common
      shareholders                                 $ (6,210,000)  $  1,737,000
     Basic net income (loss) per common share      $       (.42)  $        .04
     Diluted net income (loss) per common share    $       (.42)  $        .01
     Shares used in per share calculation            14,858,656     10,895,731

                         EQUITEX, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

4. CREDIT CARD RECEIVABLES:

     The composition of credit card receivables at december 31, 2001 and 2000, is as follows:

                                                 2001                 2000
                                           --------------       --------------
     Credit card receivables               $   57,289,378       $   31,994,865
     Refundable reservation fees              (55,587,827)         (30,834,484)
                                           --------------       --------------
                                                1,701,551            1,160,381
     Less allowance for losses                    208,070              254,086
                                           --------------       --------------
                                           $    1,493,481       $      906,295
                                           ==============       ==============

     At March 31, 2002, credit card receivables of approximately $2,300,000
       (unaudited) are due from Net First. The Company is pursuing collection of these receivables from Net First with the FDIC, and management believes that collection of this balance is probable.

     Changes in the allowance for losses for the years ended December 31, 2001, 2000, and 1999, are as follows:

                                          2001           2000           1999
                                     -----------    -----------    -----------
     Balances, beginning of year     $   254,086    $   529,498    $   218,064
     Provision for recoveries            416,080         56,520      1,187,988
     Amounts charged-off                (462,096)      (331,932)      (876,554)
                                     -----------    -----------    -----------
     Balances, end of year           $   208,070    $   254,086    $   529,498
                                     ===========    ===========    ===========

5.   OTHER RECEIVABLES:

     The composition of other receivables at December 31, 2001 and 2000, is as follows:

                                                 2001                 2000
                                           --------------       --------------
     Due from Net First                    $    5,490,915       $    2,150,410
     Due from Key Bank & Trust                    233,907            1,532,254
     Due from Merrick Bank                        689,946            1,490,231
     Other                                         20,292              105,190
                                           --------------       --------------
                                           $    6,435,060       $    5,278,085
                                           ==============       ==============

     The amounts due from Net First and Key Bank & Trust are held in trust accounts by each respective bank at December 31, 2001 and 2000. In connection with the closure of Net First on March 4, 2002, the receivables due from Net First are to be used to pay credit card holders.

                         EQUITEX, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

6.   NOTES RECEIVABLE:

     RELATED PARTIES:

     Notes receivable, related parties at December 31, 2001 and 2000, consist of the following:
                                                         2001          2000
                                                      -----------   -----------
     Notes receivable from a shareholder/deceased
       Chex officer's estate; interest at 6%;
       principal and unpaid interest due in
       November 2004; collateralized by 332,000
       unregistered shares of the Company's common
       stock; at December 31, 2001, management has
       recorded a $1,150,000 valuation allowance
       against this note of which a $325,000
       provision was recorded in December 2001 to
       increase the allowance from $825,000 at the
       date of acquisition to $ 1,150,000             $ 1,469,691

     Notes receivable from shareholder/former Chex
       officer; interest at rates ranging from
       5.75% to 6%; annual payments of interest
       only beginning November 2002; due on
       demand; collateralized by both registered
       and unregistered shares of the Company's
       common stock; the notes are classified as
       long-term on the Company's balance sheet as
       it is not management's intention to demand
       payment in 2002                                    735,936

     Notes receivable from shareholders; interest
       at 12%; unsecured; notes matured in
       December 2001; notes have been extended on
       a month to month basis                             500,000

     Notes receivable from various Chex employees;
       non-interest bearing, unsecured, and due on
       demand                                              61,908

     Note receivable from shareholder;
       non-interest bearing, unsecured, and due on
       demand or in weekly deductions from payroll;
       the note is classified as long-term
       on the Company's balance sheet as it is not
       management's intention to demand payment in
       2002                                                45,000

     Notes receivable from Equitex 2000; interest
       at 10%; unsecured and due on demand                 47,300

     Due from previous Key/Nova shareholders;
       non-interest bearing; repaid in 2001                            $606,500
                                                      -----------   -----------
                                                        2,859,835       606,500
     Less current maturities                             (563,460)     (606,500)
                                                      -----------   -----------
     Notes receivable - related parties, net of
       current portion                                  2,296,375             -
     Less allowance for uncollectible notes
       receivable                                      (1,150,000)            -
                                                      -----------   -----------
     Notes receivable - related parties, long-term    $ 1,146,375   $         -
                                                      ===========   ===========

                         EQUITEX, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

6.   NOTES RECEIVABLE (CONTINUED):

     RELATED PARTIES: (CONTINUED)

     Certain of the Company's notes receivable from related parties are collateralized by common stock of the Company, including registered and unregistered shares. Both the registered and unregistered shares are exposed to an overall market volatililty risk. The unregistered shares are exposed to an additional risk for lack of marketability. Due to the level of risk associated with this common stock, it is reasonably possible that changes in the values of the common stock will occur in the near term and that such changes could materially affect the Company's ability to collect the notes receivable from related parties.

     OTHER:

     As of December 31, 2001, Chex has a $100,000 note receivable from an individual with interest accruing at 12%. The note is unsecured and matured in January 2000, however, management has verbally extended the loan on a month-to-month basis. Due to uncertainty as to the ultimate collectibility of this note, a valuation allowance of $100,000 against this receivable existed at the date of the Company's acquisition of Chex and through December 31, 2001.

7.   PROPERTY, EQUIPMENT AND LEASEHOLDS:

     The major classes of property, equipment and leaseholds, and total accumulated depreciation at December 31, 2001 and 2000 are as follows:

                                                         2001           2000
                                                      -----------   -----------
       Vehicles, office equipment and furniture       $ 1,404,445   $   360,011
       Leasehold improvements                             125,854       116,202
       Computer software                                   16,433        15,944
                                                      -----------   -----------
                                                        1,546,732       492,157
       Less accumulated depreciation                     (366,474)     (225,514)
                                                      -----------   -----------
                                                      $ 1,180,258   $   266,643
                                                      ===========   ===========

8.   INTANGIBLE ASSETS:

     Intangible assets consist of the following at December 31, 2001:

                                                         Amount
                                                      -----------
       Casino contracts                               $ 3,500,000
       Non-compete agreements                             500,000
       Technology and software                            500,000
       Customer lists                                     300,000
       Tradenames                                         200,000
                                                        5,000,000
                                                      -----------
       Less accumulated amortization                      (74,585)
                                                      -----------
                                                      $ 4,925,415
                                                      ===========

Casino contracts represent Chex's renewable agreements with Native American owned gaming establishments to operate in those establishments for initial terms of between one and five years. Casino contracts have historically been renewed by gaming establishments, and are amortized using the straight-line method over seven years. The non-compete agreements with members of Chex management are amortized using the straight-line method over the five-year terms of the related agreements.

                         EQUITEX, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

8.   INTANGIBLE ASSETS (CONTINUED):

     Technology and software relate to unique systems installed at each casino operation and are amortized using the straight-line method over three years. Customer lists relate to core customers that rely on the use of Chex's facilities and are amortized using the straight-line method over three years.

     Tradenames consist of the CHEX SERVICES and FAST FUNDS names, which are believed to be readily identified and known in the marketplace by Chex customers. Tradenames are amortized using the straight-line method over seven years.

9.   NOTES PAYABLE AND LONG-TERM DEBT:

     Notes payable and long-term debt at December 31, 2001 and 2000, consist of the following:

     NOTES PAYABLE, RELATED PARTIES:
                                                         2001           2000
                                                      -----------   -----------
     Notes payable to the Company's president;
       interest at 10%; the notes are unsecured
       and due on demand                                 $ 33,925

     Notes payable to affiliate through common
       ownership and control by the Company's
       president; interest at 10%; the notes are
       unsecured and due on demand                         27,700

     Notes payable to affiliates through common
       ownership and control by officers of Key;
       interest at 10%; the notes are unsecured
       and due on demand                                  150,000   $   325,000

     Notes payable to Chex officers/shareholders;
       interest at 12%; interest and principal
       payable quarterly; the notes are unsecured
       and mature on various dates through
       December 2002; the notes are subject to
       repayment with ninety days notice at the
       option of the holder                             5,013,616
                                                      -----------   -----------
                                                      $ 5,225,241   $   325,000
                                                      ===========   ===========

                         EQUITEX, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

9.   NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED):

     LINE OF CREDIT, NOTES AND LOANS PAYABLE:
                                                          2001
                                                      -----------
     Chex line of credit, subject to various
       restrictive covenants, of which Chex is not
       in compliance at December 31, 2001 [A]         $ 1,002,000

     Notes payable to numerous individual
       investors; interest at 12%; interest and
       principal payable quarterly; the notes are
       unsecured and mature on various dates
       through December 2002; the notes are
       subject to repayment with ninety days notice
       at the option of the holder                      6,372,310

     Notes payable to MCOA (Note 16); interest at
       9%; the notes are unsecured and due on
       demand                                           1,200,000
                                                      -----------
                                                      $ 8,574,310
                                                      ===========

     [A] At December 31, 2001, Chex has a line of credit with a bank under a Term Loan and Credit Agreement (the "Term Loan Agreement") available through December 31, 2002, with a maximum credit limit of $1,000,000. The Company exceeded maximum borrowings by $2,000 at December 31, 2001, with the bank's authorization. Interest is payable monthly at a variable rate (5.25% at December 31, 2001). Borrowings are collateralized by substantially all of Chex's assets and are guaranteed by a shareholder of the Company.

           This Term Loan Agreement requires Chex to maintain certain restrictive financial covenants. At December 31, 2001, Chex was not in compliance with two of these covenants. In April 2002, the bank agreed to refrain from pursuing its rights and remedies with regard to the covenant violations and agreed to continue the availability of advances under the Term Loan Agreement through June 12, 2002, conditional upon a pledge by Chex of $300,000 to partially secure the indebtedness.

     The weighted-average interest rate on short-term borrowings was 11.2% and 10% in 2001 and 2000, respectively.

                         EQUITEX, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

9.   NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED):

     LONG-TERM DEBT:
                                                         2001
                                                      -----------
     Convertible promissory notes, related parties
       [A]                                            $ 232,200

     Note payable to a bank; variable interest
       rate (5% at December 31, 2001), interest
       payable monthly and principal payable
       quarterly; the note matures in June 2004;
       the note is collateralized by substantially
       all of Chex's assets and is guaranteed by
       an officer of Chex; subject to various
       restrictive covenants of which Chex is not
       in compliance at December 31, 2001[B]              450,000

     Note payable to a bank; variable interest
       rate (7.5% at December 31, 2001); interest
       and principal payable monthly; the note
       matures in October 2002; the note is
       collateralized by substantially all of
       Chex's assets and is guaranteed by an
       officer of Chex                                     77,754
                                                      -----------
                                                          759,954
     Less current maturities                             (527,754)
                                                      -----------
                                                      $   232,200
                                                      ===========

     [A] In November 2001, the Company issued $285,000 of 9% convertible promissory notes along with warrants to purchase 57,000 shares of the Company's common stock to related parties for $285,000. Interest is payable in quarterly installments beginning February 28, 2002. Principal and all remaining interest is due in full at maturity in February 2003. The portion of the proceeds applicable to the warrants was determined to be approximately $57,000 utilizing the Black-Scholes pricing model, and therefore $57,000 of the total proceeds was allocated to the warrants, resulting in an imputed dividend rate of 12.5%. The value assigned to the warrants is being amortized to interest expense using the effective interest method over the term of the promissory notes. Through December 31, 2001, the Company has recognized $4,200 of interest expense relating to the warrants. The warrants expire in November 2004 (Note 13). The convertible promissory notes include a beneficial conversion feature in which the promissory notes are convertible at 80% of the average of the closing bid price of the Company's common stock during the ten trading days immediately preceding the date on which the holder elects to convert the promissory notes. The intrinsic value of the beneficial conversion feature was determined to be approximately $128,000 and was charged to interest expense in November 2001, as the notes are convertible at any time after the date of issuance at the option of the holder.

                         EQUITEX, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

9.   NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED):

     LONG-TERM DEBT (CONTINUED):

         In January 2002, the Company issued $100,000 of 9% convertible promissory notes along with warrants to purchase 20,000 shares of the Company's common stock to unrelated parties for $100,000. Interest is payable in quarterly installments beginning February 28, 2002. Principal and all remaining interest is due in full at maturity in February 2003. The portion of the proceeds applicable to the warrants was determined to be approximately $15,000 utilizing the Black-Scholes pricing model, and therefore $15,000 of the total proceeds was allocated to the warrants, resulting in an imputed dividend rate of 10.6%. The value assigned to the warrants will be amortized to interest expense using the effective interest method over the term of the promissory notes. The warrants expire in January 2005 (Note 13). The convertible promissory notes include a beneficial conversion feature in which the promissory notes are convertible at 80% of the average of the closing bid price of the Company's common stock during the ten trading days immediately preceding the date on which the holder elects to convert the promissory notes. The intrinsic value of the beneficial conversion feature was determined to be approximately $40,000 and will be charged to interest expense in January 2002.

     [B] This note is subject the Term Loan Agreement along with a line of credit discussed above. At December 31, 2001, Chex was not in compliance with certain restrictive financial covenants. In April 2002, the bank agreed to refrain from pursuing its rights and remedies with regard to the covenant violations and continue the availability of advances under the Term Loan Agreement through June 12, 2002, conditional upon a pledge by Chex of $300,000 to partially secure the indebtedness. The note balance has been classified as a current liability at December 31, 2001.

     Aggregate annual maturities of long-term debt are as follows:

            Years ending                  Related
            December 31,                  parties        Other          Total
            ------------                -----------   -----------   -----------
               2002                                   $   527,754   $   527,754
               2003                     $   232,200                     232,200
                                        -----------   -----------   -----------
                                        $   232,200   $   527,754   $   759,954
                                        ===========   ===========   ===========

                         EQUITEX, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

10.  INCOME TAXES:

     Effective August 6, 2001, in conjunction with the acquisition of Key and Nova by Equitex, and in conjunction with Key and Nova's termination of S Corporation status, the Company recorded a net deferred tax asset of approximately $1,440,000, which was recorded as an increase to deferred tax assets and an increase in additional paid-in capital. The net deferred tax asset primarily represents net operating loss carryforwards of Equitex, which may be utilized to offset future taxable income of the Company, as discussed below.

     Income tax expense (benefit) for the years ended December 31, 2001 and 1999 is as follows:
                                            2001            1999
                                        -----------     -----------
            Current:
              Federal                   $  (100,500)    $   618,000
              State                         (17,000)        106,000
                                        -----------     -----------
                                           (117,500)        724,000
              Deferred                       60,000        (606,500)
                                        -----------     -----------
                                        $   (57,500)    $   117,500
                                        ===========     ===========

     The reconciliation between the expected tax benefit computed at the federal statutory income tax rate of 34% and the effective tax rate for the years ended December 31, 2001 and 1999, is as follows:
                                                                2001      1999
                                                               ------    ------
            Statutory federal income tax rate                  (34) %     34  %
            Federal and state tax not incurred by
              Key and Nova as S Corporations from
              January 1, through August 5, 2001, and Key
              in 1999                                          (49)      (33)
            State taxes, net of federal income tax benefit     ( 4)
            Effect of change in valuation allowance             82         1
                                                               ------    ------
                                                               ( 5) %      2  %
                                                               ======    ======

     The following is a summary of the Company's deferred tax assets and liabilities at December 31, 2001:

       Deferred tax assets:
       Allowance for loan losses                                    $   513,000
       Property and equipment                                            12,000
       Net operating loss carryforwards                               2,850,000
                                                                    -----------
      Total deferred tax assets                                       3,375,000
       Valuation allowance                                           (1,405,000)
                                                                    -----------
                                                                      1,970,000
      Deferred tax liabilities, credit card receivables                (590,000)
                                                                    -----------
      Net deferred tax asset                                        $ 1,380,000
                                                                    ===========

     Net operating loss carryforwards of approximately $7,300,000 are available to offset future taxable income, if any, and expire between 2015 and 2021. The net operating loss carryforwards may be subject to certain limitations due to business acquisitions and other transactions.

     A valuation allowance has been provided to reduce the deferred tax assets, based on management's estimate of the assets' realizibility. The Company increased the valuation allowance by $1,405,000 in the fourth quarter of 2001, based on these estimates. Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

                         EQUITEX, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

11.  RELATED PARTY TRANSACTIONS:

     Key and Nova has an agreement with Paragon Water Member Services
       ("Paragon"), a company that was affiliated with Key and Nova through common ownership prior to the acquisition of Key and Nova on August 6, 2001, whereby Paragon provides credit card marketing services for Key and Nova. Paragon earns commissions for card applications that are not subsequently refunded. Key and Nova incurred $3,010,055, $897,521 and $12,293,634 of commissions under the Paragon agreement during the years ended December 31, 2001, 2000 and 1999, respectively.

     Effective March 20, 2001, Key entered into an agreement with Paragon to manage Paragon's telemarketing operations. Under the agreement, Key assumed certain operating expenses and was entitled to a management fee based on 75% of net operating profits of Paragon's telemarketing operations, if any. The Company was responsible for any operating losses, with the right of offset against future operating profits, if any. The Company recognized approximately $420,000 in operating losses for the year ended December 31, 2001 under this agreement. The Company terminated this agreement with Paragon on March 1, 2002.

12.  COMMITMENTS, CONTINGENCIES AND CREDIT RISK:

     LITIGATION:

     In August 2000, William G. Hays, Jr., liquidating agent for RDM Sports
       Group, Inc. and related debtors, filed an adversary proceeding against Equitex, Smith Gambrell and Russell, LLP, David J. Harris, P.C. and David
       J. Harris, in the United States Bankruptcy Court for the Northern District of Georgia, Newnan Division, Adversary Proceeding No. 00-1065. The liquidating agent alleges that the Company breached its October 29, 1987, consulting agreement with RDM, breached fiduciary duties allegedly owed to RDM, and that Equitex is liable for civil conspiracy and acting in concert with directors of RDM. The liquidating agent is seeking unspecified compensatory and punitive damages, along with attorney's fees, costs and interest. On April 2, 2001, the court granted Equitex's motion to enforce the arbitration clause contained in the consulting agreement. Because this matter is in the preliminary stages and no arbitration date has been set, it is too early to predict the outcome of this matter. In connection with the Company's distribution of its assets and liabilities to Equitex 2000 on August 6, 2001, Equitex 2000 has agreed to indemnify the Company and assume defense in this matter, as well as certain other legal actions existing at August 6, 2001. Although the Company believes this lawsuit is without merit, there is no assurance of a favorable outcome. The costs to defend this matter may be material, and an unfavorable outcome may have a material adverse effect on the Company should Equitex 2000 not be in a position to fulfill its indemnification to the Company for any losses that may be incurred.

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows of the Company.

                         EQUITEX, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

12.  COMMITMENTS, CONTINGENCIES AND CREDIT RISK (CONTINUED):

     CONTINGENCIES:

     A credit limit has been established for each credit card holder account acquired by Key and Nova. By agreement, the credit limit can be terminated at any time for any reason. Because the initial reservation fee charged to all account holders is fully refundable, the total of accounts with credit limits in excess of cardholder balances is reflected as a liability in the amount of $5,056,668 and $4,389,443 as of December 31, 2001 and December 31, 2000, respectively, in the accompanying balance sheets.

     Credit cards are issued throughout the United States to customers that are considered high credit risks. The Company evaluates each customer's credit worthiness on a case-by-case basis. Because of the reservation fee charged upon issuance of credit cards, charges by customers for purchases or cash advances are generally limited to the amount of payments collected from each customer less fees charged.

     The Company's credit card receivables were initiated under membership terms with VISA and MasterCard. Modification of these terms by VISA and MasterCard could adversely affect operating results. At March 31, 2002, credit card receivables of approximately $2,300,000 (unaudited) are due from Net First. The Company is pursuing collection of these receivables from Net First with the FDIC, and management believes that the collection of this balance is probable.

     LEASE COMMITMENTS:

     The Company rents space under various non-cancelable operating leases that provide for monthly lease payments through April 2006. Pursuant to certain leases, the Company is required to pay its pro-rata share of taxes and operating expenses. Certain leases also contain various renewal options.

     Future minimum rental payments due under these non-cancelable leases as of December 31, 2001, are as follows:

            Years ending
            December 31,                                 Amount
            ------------                             ---------------
                2002                                 $       569,000
                2003                                         592,000
                2004                                         490,000
                2005                                         156,000
                2006                                          36,000
                                                     ---------------
                                                     $     1,843,000
                                                     ===============

     In addition, the Company leases office space in Colorado on a month to month basis for $2,500 per month from a corporation in which the Company's president is the sole shareholder.

     Total rent expense under operating leases was approximately $389,000, $299,000 and $229,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

                         EQUITEX, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

12.  COMMITMENTS, CONTINGENCIES AND CREDIT RISK (CONTINUED):

     CONSULTING AGREEMENTS:

     In September 2000, the Company entered into a one-year consulting agreement for promotional services, in which, upon the satisfaction of various performance criteria, the Company is to issue 75,000 shares of common stock and warrants to purchase an additional 75,000 shares of common stock at an exercise price equal to 80% of the average closing bid price of the Company's common stock ten days prior to issuance. At the date of commitment, total compensation cost was calculated to be approximately $750,000. The Company recognized $687,500 of expense prior to the August 6, 2001 merger, and $62,500 of expense subsequent to the August 6, 2001 merger, which is included in the Company's operations for the year ended December 31, 2001. The Company has not as yet issued the common stock and warrants underlying this agreement.

     In April 2001, the Company entered into a consulting agreement for investor relations and development services, in which, upon the satisfaction of various performance criteria, the Company is to issue 150,000 shares of common stock. At the date of commitment, total compensation cost was estimated to be approximately $778,000, which was to be recognized as the performance criteria were satisfied. In October 2001, the Company exercised its right to cancel this contract and agreed to issue only 70,000 shares of common stock upon cancellation of the contract. Therefore, compensation cost was recalculated to be approximately $363,000 at the date of the original commitment. The Company recognized $250,666 of expense prior to the August 6, 2001 merger, and $112,334 of expense subsequent to the August 6, 2001 merger, which is included in the Company's operations for the year ended December 31, 2001. The Company issued the common stock underlying this agreement in December 2001 (Note
       13).

     In September 2001, the Company entered into a consulting agreement for investor communications and public relations in exchange for 350,000 shares of common stock and warrants to purchase an additional 350,000 shares of common stock at exercise prices ranging from $4 to $10 per share. At the date of the commitment, total compensation cost was estimated to be approximately $1,733,000, which was recognized as the performance criteria were satisfied. The Company recognized $1,733,000 of expense under this contract during the fourth quarter of 2001 as the performance criteria were completed, and which is included in the Company's operations for the year ended December 31, 2001. The Company issued the common stock and the warrants underlying this agreement in November 2001 (Note 13).

     In January 2002, the Company entered into a consulting agreement for financial services to issue 15,000 shares of common stock and warrants to purchase an additional 15,000 shares of common stock at an exercise price equal to 120% of the closing bid price of the Company's common stock at the date of the agreement. At the date of commitment, total compensation expense was estimated to be approximately $72,000, which is to be recognized subsequent to December 31, 2001, as the performance criteria are satisfied. The Company issued the common stock and warrants underlying this agreement in January 2002 (Note 13).

     CHEX SALARY CONTINUATION PLAN:

     Chex has a salary continuation plan for two of its employees. Pursuant to the plan, these two individuals are guaranteed two years of salary, which totals $230,000 at December 31, 2001, in the event that their employment is terminated.

                         EQUITEX, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

12.  COMMITMENTS, CONTINGENCIES AND CREDIT RISK (CONTINUED):

     CHEX EMPLOYMENT AGREEMENTS:

     The Company is obligated under an employment contract to pay a deceased officer's beneficiary a $72,000 death benefit, payable in twenty-four monthly installments of $3,000 beginning in December 2001. As of December 31, 2001, $69,000 is reflected as an accrued liability on the accompanying consolidated balance sheet.

     Chex has entered into three-year employment agreements with five of its employees, which expire at various dates between July 2003 and April 2004. Pursuant to each agreement, if terminated for other than an egregious act, the employees are to continue to receive annual compensation, including a guaranteed minimum bonus under one of the contracts, aggregating $651,000 at December 31, 2001. The amounts are to be paid in monthly installments over the duration of the original contract terms.

     Subsequent to December 31, 2001, the Company terminated one of its employees under an employment agreement. Management does not believe that the employee is entitled to severance as a result of the circumstances surrounding the termination. Management has received notification from the employee's attorney indicating the employee's intention to seek enforcement of the severance position of his contract. Management intends to vigorously enforce its position, and no amount has been accrued for this contingent liability at December 31, 2001, as management does not believe payment is probable.

     CHEX CASINO CONTRACTS:

     Chex operates at a number of Native American owned gaming establishments under contracts requiring the Company to pay a rental fee to operate at the respective gaming locations. Occasionally, these agreements require the Company to prepay a negotiated amount of such anticipated fees. Typically, the fees are earned by the gaming establishment over the life of the contract based on one of the following scenarios:

       o  A minimum amount as defined in the contract.
       o A dollar amount, as defined by the contract, per transaction volume processed by Chex.
       o  A percentage of Chex's profits at the respective location.
       o The greater of the monthly amount, dollar amount per transaction volume or percent of Chex's profits payable at the end of the contract term.

     Certain of the casino contracts contain provisions that could be subject to interpretation by the contractual parties. In addition, Chex is operating at some gaming establishments with unsigned contracts, verbal agreements or verbal amendments to the existing written contracts. As of December 31, 2001, the Company has estimated and recorded obligations under these contracts using management's understanding and interpretation of the underlying agreements. As of December 31, 2001, the parties to these contracts have brought no challenges or claims to the Company's attention. Any contingent liability stemming from any such future issues cannot be estimated at this time.

     As of December 31, 2001, the Company had $342,012 of prepaid amounts on casino contracts and had $517,805 of accrued liability on casino contracts, which are included on the accompanying consolidated balance sheet.

     Pursuant to the contracts, the Native American owned casinos have not waived their sovereign immunity.

                         EQUITEX, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

13.  STOCKHOLDERS' EQUITY:

     ISSUANCES OF COMMON STOCK PRIOR TO THE AUGUST 6, 2001 MERGER:

     At December 31, 2000, the Company had 7,140,293 shares of common stock issued and 68,675 shares held in treasury (7,071,618 outstanding) and a total of 461,450 shares of Series D, E and F preferred stock issued and outstanding (the "Series D, E, and F Preferred Stock"). In addition, at December 31, 2000, the Company had 1,300 shares of Series G preferred stock outstanding (the "Series G Preferred Stock"), which was not included in stockholders' equity at December 31, 2000. From January 1, 2001 through August 6, 2001 (the date of the acquisition of Key and Nova) the Company recorded the following equity transactions, which resulted in an increase in the number of shares of common stock issued to 9,118,123 shares and 33,350 shares held in treasury (9,084,773 shares outstanding), and a decrease in the total number of shares of Series D, E and F preferred stock issued and outstanding to 2,025 shares:

         In May 2001, the Company satisfied certain criteria, which removed the mandatory redemption requirements from the Series G Preferred Stock terms, and therefore 1,300 shares of Series G Preferred Stock were reclassified from the mezzanine section of the consolidated balance sheet to stockholders' equity. In May and June 2001, 475 shares of Series D Preferred Stock, plus cumulative unpaid dividends of $65,401 were converted into 127,364 shares of common stock at an average conversion price of $4.24 per share.

         In June 2001, the remaining 250 shares of Series E Preferred Stock, along with 50 shares of Series E Preferred Stock to be issued, were automatically converted into 300,000 shares of common stock at a conversion price of $1,000 per share, in accordance with the designation agreement. The Company also issued 20,000 shares of common stock to a third party for legal services provided to the Company. These shares were valued at $120,000 ($6.00 per share). In addition, the Company issued 100,000 shares of common stock to third parties for consulting and legal services provided to the Company. These shares were valued at $519,000 ($5.19 per share).

         In July 2001, the remaining 460,000 shares of Series F Preferred Stock were converted into 525,716 shares of common stock at a conversion price of $7.00 per share. The Company also issued 112,500 shares of common stock to third-party consultants upon the exercise of warrants at $4.00 per share. In addition, 471,800 shaes of common stock were issued upon the conversion of newly-issued Series H Preferred Stock, discussed below.

         In August 2001, the Company issued 78,339 shares of common stock along with warrants to purchase 78,339 shares of common stock to Equitex 2000 as compensation for expenses it incurred in connection with the acquisition of Key and Nova. The exercise price of the warrants is $5.76 per share (the market price of the common stock at the date of grant was $5.24 per share). The warrants are exercisable through August 2006. The common stock and warrants were valued at approximately $410,000, which is included in the Company's operating expenses for the year ended December 31, 2001. In addition, the Company issued 78,645 shares of common stock along with warrants to purchase 78,645 shares of common stock to Equitex 2000 in satisfaction of $495,510 in related party payables and accrued interest. The exercise price of the warrants is $5.76 per share (the market price of the common stock at the date of grant was $5.24 per share). The warrants are exercisable through August 2006.

                         EQUITEX, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

13.  STOCKHOLDERS' EQUITY (CONTINUED):

     ISSUANCES OF COMMON STOCK PRIOR TO THE AUGUST 6, 2001 MERGER (CONTINUED):

         In August 2001, the Company also converted $859,062 of notes and other payables to related parties into 163,466 shares of common stock at a price equal to the closing price of the Company's common stock at the date of issuance ($5.24 per share) along with warrants to purchase 163,466 shares of common stock at $5.76 per share (the market price of the common stock at the date of grant was $5.24 per share). The warrants are exercisable through August 2006.

     ISSUANCE OF SERIES H AND SERIES I PREFERRED STOCK IN CONNECTION WITH
     MERGER:

     SERIES H CONVERTIBLE PREFERRED STOCK:

     In July 2001, the Company issued 2,359 shares of 8%, Series H convertible preferred stock (the "Series H Preferred Stock") for $1,000 per share, which is the stated value per share (total proceeds of $2,359,000 less issue costs of approximately $300,000). In July 2001, each share of Series H Preferred Stock automatically converted into 200 shares of the Company's common stock (471,800 shares) and warrants to purchase 200 shares of common stock. The warrants were valued at $455,000 using the Black-Scholes option pricing model, and therefore $355,000 of the total proceeds were allocated to the warrants, resulting in an imputed dividend rate of 9.4%. Each warrant is exercisable until July 2004 at an exercise price of $5.78 per share.

     Because the Series H Preferred Stock contained an immediate beneficial conversion feature, net loss applicable to common stockholders was increased by $507,000 for the year ended December 31, 2001, the amount of the discount resulting from the beneficial conversion feature.

     SERIES I CONVERTIBLE PREFERRED STOCK:

     In August 2001, prior to the merger, the Company issued 4,000 shares of 6%, Series I convertible preferred stock (the "Series I Preferred Stock") along with warrants to purchase 400,000 shares of common stock for $1,000 per share, which is the stated value per share (total proceeds of $4,000,000 less issue costs of approximately $500,000). The warrants were valued at $264,000 using the Black-Scholes option pricing model, and therefore $264,000 of the total proceeds were allocated to the warrants, resulting in an imputed dividend rate of 6.4%.

     The Series I Preferred Stock is convertible, together with any accrued but unpaid dividends, at any time into shares of the Company's common stock at a conversion price per share equal to the lesser of $5.98 or 65% of the average closing price of the Company's common stock as specified in the agreement.

     Because the Series I Preferred Stock contained an immediate beneficial conversion feature, net loss applicable to common stockholders was increased by $2,417,000 for year ended December 31, 2001, the amount of the discount resulting from the beneficial conversion feature.

                         EQUITEX, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

13.  STOCKHOLDERS' EQUITY (CONTINUED):

     ISSUANCE OF SERIES H AND SERIES I PREFERRED STOCK IN CONNECTION WITH MERGER (CONTINUED):

     SERIES I CONVERTIBLE PREFERRED STOCK (CONTINUED):

     The holder of each share of Series I Preferred Stock is entitled to cumulative dividends at 6% per annum plus a 4% dividend default rate, payable quarterly commencing September 30, 2001. Dividends are payable in cash, or at the Company's option, in shares of the Company's common stock. Cumulative unpaid dividends are $93,000 (approximately $35 per share) at December 31, 2001. The Series I Preferred Stock contains a liquidation preference equal to the sum of the stated value of each share plus an amount equal to 125% of the stated value plus the aggregate of all cumulative unpaid dividends on each share of Series I Preferred Stock until the most recent dividend payment date or date of liquidation, dissolution or winding up of the Company. All outstanding shares of the Series I Preferred Stock automatically convert into common stock on July 20, 2004. The Series I Preferred Stock is redeemable at the Company's option at any time through July 20, 2004 at a redemption price equal to $1,250 per share plus any cumulative unpaid dividends.

     The Series I Preferred Stock is subject to a registration rights agreement, which provides that the Company will use its best efforts to register the common stock underlying the Series I Preferred Stock and the common stock underlying the warrants within a specified time period. If a registration statement covering of these shares is not declared effective within 180 days from the issuance of the Series I Preferred Stock, the Company is subject to penalties equal to 2% of the purchase price of the stock. If a registration statement is not declared effective within 210 days from the issuance of the Series I Preferred Stock, the Company is subject to penalties equal to 4% of the purchase price of the stock increasing 1% per month until the registration statement is declared effective by the SEC. Because a registration statement has not been declared effective by the stipulated date, the Company has incurred approximately $132,000 in penalties subsequent to December 31, 2001, which is payable in cash.

     In August, October and November 2001, 1,010 shares of Series I Preferred
       Stock, plus cumulative unpaid dividends of $3,020, were converted into 359,958 shares of common stock, at an average conversion price of $2.81 per share.

     In November 2001, the Company redeemed 330 shares of Series I Preferred
       Stock for $412,500. The redemption price was less than the amount originally allocated to the beneficial conversion feature, and as a result, loss applicable to common stockholders was reduced by $92,000 for the year ended December 31, 2001.

     In January 2002, 100 shares of Series I Preferred Stock, plus cumulative unpaid dividends of $2,533, were converted into 44,006 shares of common stock at an average conversion price of $2.33.

     SERIES D AND SERIES G PREFERRED STOCK:

     SERIES D CONVERTIBLE PREFERRED STOCK:

     In August 1999, the Company issued 1,200 shares of 6%, Series D convertible preferred stock (the "Series D Preferred Stock") for $1,200,000, which is the stated value per share. In May and June 2001, 475 shares of Series D Preferred Stock were converted into common stock.

                         EQUITEX, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

13.  STOCKHOLDERS' EQUITY (CONTINUED):

     SERIES D AND SERIES G PREFERRED STOCK (CONTINUED):

     The Series D Preferred Stock is convertible, together with any cumulative unpaid dividends, at any time into shares of the Company's common stock at a conversion price per share of common stock equal to 65% of the average closing bid price of the Company's common stock as specified in the agreement.

     The holder of each share of Series D convertible preferred stock (the
       "Series D Preferred Stock") is entitled to a 6% cumulative annual dividend, payable quarterly commencing June 30, 1999. Dividends are payable in cash or, at the Company's option, in shares of the Company's common stock. Cumulative unpaid dividends are $18,000 (approximately $25 per share) at December 31, 2001. The Series D Preferred Stock contains a liquidation preference equal to the sum of the stated value of each share plus an amount equal to 130% of the stated value plus the aggregate of all cumulative unpaid dividends on each share of Series D Preferred Stock until the most recent dividend payment date or date of liquidation, dissolution or winding up of the Company.

     SERIES G CONVERTIBLE PREFERRED STOCK:

     In September 2000, the Company issued 1,300 shares of 6%, Series G convertible preferred stock (the "Series G Preferred Stock") along with warrants to purchase 130,000 shares of common stock for $1,000 per share, which is the stated value per share (total proceeds of $1,300,000 less issue costs of $60,000). The warrants were valued at $242,000 utilizing the Black-Scholes option-pricing model, and therefore $242,000 of the total proceeds was allocated to the warrants, resulting in an imputed dividend rate of 7.4%.

     The Series G Preferred Stock is convertible, together with any cumulative unpaid dividends, at any time into shares of the Company's common stock at a conversion price per share equal to the lesser of $6.50 or 65% of the average closing bid price of the Company's common stock as specified in the agreement.

     The holder of each share of the Series G Preferred Stock is entitled to cumulative dividends at 6% per annum plus a 4% dividend default rate, payable quarterly commencing September 30, 2000. Dividends are payable in cash or, at the Company's option, in shares of the Company's common stock. Cumulative unpaid dividends are $37,000 (approximately $41 per share) at December 31, 2001. The Series G Preferred Stock contains a liquidation preference equal to the sum of the stated value of each share plus an amount equal to 130% of the stated par value plus the aggregate of all cumulative unpaid dividends on each share of Series G Preferred Stock until the most recent dividend payment date or date of liquidation, dissolution or winding up of the Company. All outstanding shares of Series G Preferred Stock automatically convert into common stock on August 31, 2003. The Series G Preferred Stock is redeemable at the Company's option at any time through August 31, 2003, at a redemption price equal to $1,350 per share plus any cumulative unpaid dividends.

     In November 2001, 400 shares of Series G Preferred Stock, plus cumulative unpaid dividends of $28,767, were converted into 165,090 shares of common stock at an average conversion price of $2.60 per share. In January 2002, 200 shares of Series G Preferred Stock, plus cumulative unpaid dividends of $16,267, were converted into 93,776 shares of common stock at an average conversion price of $2.31.

                         EQUITEX, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

13.  STOCKHOLDERS' EQUITY (CONTINUED):

     ISSUANCES OF COMMON STOCK SUBSEQUENT TO AUGUST 6, 2001:

     In September 2001, the Company agreed to issue 35,000 shares of its common stock valued at $140,000 in exchange for acquisition costs incurred by third parties in connection with the Company's acquisition of Chex, and in October and November 2001, the Company issued 69,852 shares of common stock upon the conversion of 69,852 warrants to purchase common stock at an average exercise price of $3.47 per share.

     In November and December 2001, the Company issued 455,000 shares of common stock to consultants for services rendered under deferred compensation agreements. These shares were valued at $1,903,300, the market value of the common stock at the dates of commitment. In addition, in December 2001, the Board of Directors authorized the Company to issue up to 500,000 shares of its common stock through a private placement offering. The shares are to be sold at a 25% discount from market. No shares were sold or issued under this offering during 2001. The Company sold and issued 78,635 shares of common stock for cash under the agreement in January 2002, at an average price of $2.75 per share.

     In January and February 2002, the Company issued 50,333 shares of common stock upon the conversion of warrants at an average conversion price of $3.00 per share. In addition, the Company issued 15,000 shares of common stock to a consultant for services provided to the Company under a deferred compensation agreement entered into in January 2002. These shares were valued at $72,000, the market value of the common stock at the date of commitment.

     STOCK OPTIONS AND WARRANTS:

     In 1993, the Company adopted two stock option plans: the 1993 Stock Option
       Plan and the 1993 Stock Option Plan for Non-Employee Directors. In January 1999, the Company's Board of Directors adopted an incentive stock option plan (the "1999 Option Plan") covering up to 1,000,000 shares of the Company's common stock. During 1999, the Company granted incentive stock options under the 1999 Option Plan for 29,000 shares and 8,000 shares to the Company's officers and employees, respectively. In addition, non-statutory stock options for 472,000 and 491,000 shares were granted to under the 1999 Option Plan to officers and directors, respectively. All options were granted at a price of $6.75 per share which represented the market value of the Company's common stock at the grant date.

     In April 2000, the Company's Board of Directors increased 1999 Option Plan to cover up to 1,700,000 shares of the Company's common stock. During 2000, the Company granted incentive stock options under the 1999 Option Plan for 511,000 shares and 21,000 shares to the Company's officers and employees, respectively. In addition, non-statutory stock options for 168,000 shares were granted under the 1999 Option Plan to directors. All options were granted at a price of $5.50 per share which represented the market value of the Company's common stock at the grant date.

     In June 2001, stock options to purchase 21,000 shares of common stock were voluntarily forfeited in accordance with the 1999 Option Plan when an employee left the Company. In addition, the Company granted incentive stock options under the 1999 Option Plan for 10,000 shares and 11,000 shares, respectfully, to an employee and a director of the Company. These stock options were granted with an exercise price equal to market value at the date of issuance ($6.00 per share) and are exercisable through June 2006.

                         EQUITEX, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

13.  STOCKHOLDERS' EQUITY (CONTINUED):

     STOCK OPTIONS AND WARRANTS (CONTINUED):

     In 2001, 2000 and 1999, the Board of Directors granted stock options to officers, directors and employees of the Company as follows:

                                                    Number       Option
              Option type        Grantee          of shares       price
              -----------        -------         -----------     -------
     2001     Incentive          Employee            10,000      $  6.00
              Incentive          Director            11,000      $  6.00
                                                 -----------
                                                     21,000
                                                 ===========

     2000     Incentive          Officers           476,000      $  5.50
              Incentive          Officers            35,000      $  4.00 (a)
              Incentive          Employees           21,000      $  5.50
              Non-qualified      Directors          168,000      $  5.50
                                                 -----------
                                                    700,000
                                                 ===========
     1999     Incentive          Officer             29,000      $  6.75
              Incentive          Employees            8,000      $  4.00 (a)
              Non-qualified      Officers           440,700      $  6.75
              Non-qualified      Officers            31,300      $  4.00 (a)
              Non-qualified      Directors          491,000      $  6.75
                                                 -----------
                                                  1,000,000
                                                 ===========

     (a) In March 2001, the Company reduced the exercise price of certain existing stock options previously issued to employees to purchase up to 74,300 shares of the Company's common stock. As a result of the reduction in exercise price, these stock options are now accounted for as variable awards from the date of modification through the date the award is exercised, forfeited, or expires unexercised in accordance with FIN No. 44. Through December 31, 2001, recharacterization of the options as variable awards did not result in additional compensation expense.

                         EQUITEX, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

13.  STOCKHOLDERS' EQUITY (CONTINUED):

     STOCK OPTIONS AND WARRANTS (CONTINUED):

     A summary of the status of the Company's stock options outstanding and exercisable and weighted average exercise prices is as follows:

                             1993 Plans              1999 Plan                Total
                         -------------------   --------------------   --------------------
                                    Weighted               Weighted               Weighted
                                    average                average                average
                                    exercise               exercise               exercise
                          Shares      price      Shares      price      Shares      price
                         --------   --------   ---------   --------   ---------   --------
     January 1, 1999      752,000   $   3.13                            752,000   $   3.13
      Forfeited                 -          -                                  -          -
      Granted                   -          -   1,000,000   $   6.75   1,000,000       6.75
      Exercised          (665,600)      3.10           -          -    (665,600)      3.10
                         --------   --------   ---------   --------   ---------   --------
     December 31, 1999     86,400       3.19   1,000,000       6.75   1,086,400       6.46
      Forfeited                 -          -           -          -           -          -
      Granted                   -          -     700,000       5.50     700,000       5.50
      Exercised                 -          -           -          -           -          -
                         --------   --------   ---------   --------   ---------   --------
     December 31, 2000     86,400       3.19   1,700,000       6.24   1,786,400       6.08
      Forfeited                 -          -     (21,000)      5.50     (21,000)      5.50
      Granted                   -          -      21,000       6.00      21,000       6.00
      Exercised                 -          -           -          -           -          -
                         --------   --------   ---------   --------   ---------   --------
     December 31, 2001     86,400   $   3.19   1,700,000   $   6.24   1,786,400   $   6.08
                         ========   ========   =========   ========   =========   ========

     Options exercisable at December 31, 2001, expire from January 2004 through
       June 2006. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value on the grant dates consistent with the provisions of SFAS No. 123, the Company's pro form income (loss) and net income (loss) per common share would have been as follows:

                                                            2001         2000         1999
                                                        -----------   ----------   ----------
            Net income (loss) applicable to common
               stockholders, as reported                $(4,196,369)  $3,556,720   $5,589,938
            Net income (loss) applicable to common
               stockholders, pro forma                  $(4,238,000)  $1,555,000   $2,159,000
            Net income (loss) per share, as reported    $      (.32)  $      .40   $      .63
            Net income (loss) per share, pro forma      $      (.33)  $      .17   $      .24

                         EQUITEX, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

13.  STOCKHOLDERS' EQUITY (CONTINUED):

     STOCK OPTIONS AND WARRANTS (CONTINUED):

     The fair value of options granted during 2001 was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were utilized:

                                           2001          2000          1999
                                          -------       -------       -------
         Expected dividend yield                0             0             0
         Expected stock price volatility      53%           56%           71%
         Risk-free interest rate             4.2%          5.1%          6.0%
         Expected life of options         2 years       3 years       3 years

     In July 2001, in connection with the issuance of the Series H Preferred
       Stock, the Company issued warrants to purchase 239,500 shares of common stock at an exercise price of $5.00 per share (the market price at the date of grant was $5.45) to an investment banker as offering costs. The warrants were valued at $252,000 using the Black-Scholes option pricing model.

     In September 2001, the Company issued warrants to purchase 350,000 shares of common stock at prices ranging from $4 to $10 per share (the market price at the date of measurement was $4.00) to a consultant for services rendered under a deferred compensation agreement. The warrants were valued at $333,000 on the date of commitment based upon the Black-Scholes option pricing model.

     In November 2001, the Company issued five-year warrants to purchase an additional 113,750 shares of the Company's common stock at prices ranging from $3.50 to $5.00 per share (the market price at the date of grant was $4.09) to a holder of the Company's convertible preferred stock. These warrants were valued at $152,000 based upon the Black-Scholes option pricing model. The fair value of these additional warrants increased net loss applicable to common stockholders by $152,000 as the warrants were immediately exercisable upon issuance. In addition, the Company issued warrants to purchase 57,000 shares of common stock at prices ranging from $4 to $5 per share (the market price at the date of grant was $4.00) to related parties as additional consideration for convertible promissory notes.

     In November and December 2001, the Company reduced the exercise price of certain existing warrants to purchase up to 165,333 shares of the Company's common stock. As a result of the reduction in exercise price, the Company recognized an additional $66,000 of stock based compensation expense related to these repriced warrants, which is included in the Company's operating expenses for the year ended December 31, 2001.

                         EQUITEX, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

13.  STOCKHOLDERS' EQUITY (CONTINUED):

     STOCK OPTIONS AND WARRANTS (CONTINUED):

     In December 2001, the Company issued three-year warrants to purchase 17,000 shares of the Company's common stock at $3.55 per share (the market price of the common stock at the date of grant) to a consultant for services provided to the Company. These warrants were valued at $18,400 based upon the Black-Scholes option pricing model, which is included in the Company's operating expenses for the year ended December 31, 2001. In January 2002, the Company issued three-year warrants to purchase an additional 53,333 shares of the Company's common stock at prices ranging from $3.50 to $5.00 per share (the market price of the common stock at the date of grant was $3.55) to a holder of the Company's convertible preferred stock. These warrants were valued at $53,000 based upon the Black-Scholes option pricing model. In addition, the Company issued warrants to purchase 20,000 shares of common stock at prices ranging from $4 to $5 per share (the market price at the date of grant was $3.95) to unrelated parties as additional consideration for convertible promissory notes.

     In 2000, the Company issued 135,000 warrants and options to purchase shares of common stock to outside consultants. The warrants and options were exercisable immediately at a weighted average exercise price of $5.96 per share. The Company valued these warrants and options, which expire through April 2004, at $272,000 utilizing the Black-Scholes option pricing model.

     In 1999, the Company issued 397,500 warrants and options to purchase shares of common stock to third parties in connection with the Company's private placements of common and preferred stock. The warrants and options were exercisable immediately at a weighted average exercise price of $7.99 per share. During 1999, 337,500 of these warrants were exercised. The remaining 60,000 warrants outstanding at December 31, 2001 expire in February 2002. Also in 1999, additional warrants to purchase 50,000 shares of the Company's common stock at $3.75 per share were granted to an unrelated entity for services valued at $150,000. The warrants expire in April 2002.

     The fair value of each warrant and option granted to non-employees during 2001 was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were utilized:

                                            2001         2000           1999
                                          ---------     -------       -------
         Expected dividend yield                  0           0             0
         Expected stock price volatility        54%         56%           63%
         Risk-free interest rate               3.8%        5.1%          6.0%
         Expected life of warrants        1.3 years     2 years       2 years

14.  OPERATING SEGMENTS:

     Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance.

                         EQUITEX, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

14.  OPERATING SEGMENTS (CONTINUED):

     Beginning in December 2001, with the acquisition of Chex, the Company has two reportable segments, for which the accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective business units. As of and for the year ended December 31, 2001, the segment results were as follows:

                                                         Cash
                                     Credit card     disbursement     Corporate
                                       services        services       activities        Total
                                     ------------    ------------    ------------    -----------
                                    (Key and Nova)      (Chex)
     Revenues                        $ 15,140,210    $  1,373,158    $     14,771    $ 16,528,139
     Depreciation and amortization        115,302          99,932            --           215,234
     Stock based compensation                --              --         2,132,234       2,132,234
     Interest expense                        --           102,733         137,160         239,893
     Income tax expense (benefit)        (117,500)           --            60,000         (57,500)
     Net income (loss)                  2,011,547        (334,591)     (2,708,325)     (1,031,369)
     Intangible assets                       --         4,925,415            --         4,925,415
     Goodwill                                --         5,636,285            --         5,636,285
     Total assets                       8,541,368      26,742,249          65,538      35,349,155
     Capital expenditures                 125,422          32,347            --           157,769

15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

     Selected unaudited quarterly financial data for the years ended 2001 and 2000 is summarized below. Prior to the August 6, 2001 merger, the amounts below were derived from the unaudited combined statements of operations of Key and Nova as of and for the periods indicated.

                                                                   2001 quarters
                                            ------------------------------------------------------------
                                               First          Second           Third            Fourth
                                              quarter         quarter       quarter (a)    quarter (a) (b)
                                            ------------    ------------    ------------    ------------
     Revenues                               $  3,291,956    $  3,793,443    $  4,112,193    $  5,330,547
     Net income (loss)                           617,930         559,247         270,907      (2,479,453)
     Preferred stock beneficial conversion
      features, deemed dividends and other
      transactions                                     -               -      (2,426,756)       (738,244)
     Net income (loss) applicable to
      common shareholders                        617,930         559,247      (2,255,849)     (3,117,697)
     Basic and diluted income (loss) per
      common share (c)                              0.07            0.06           (0.15)          (0.30)

                         EQUITEX, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED):

       (a) On August 6, 2001, the Company acquired all of the outstanding common stock of Key and Nova. The transaction was recorded as a reverse acquisition. The historical stockholders' equity of Key and Nova prior to the merger has been retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any differences in the par value of the Equitex, Key, and Nova common stock, with an offset to additional paid-in capital. The restated retained earnings of the accounting acquirer (Key and Nova) have been carried forward after the acquisition.

       (b) Effective December 1, 2001, the Company acquired all the outstanding common stock of Chex. The transaction was accounted for as a purchase. The results of operations for Chex have been included in the consolidated results from the date of acquisition.

       (c) The sum of earnings per share for the four quarters may differ from the annual earnings per share due to the required method of computing weighted average number of shares in the respective periods.

                                                                     2000 quarters
                                              ------------------------------------------------------------
                                                 First          Second           Third            Fourth
                                                quarter         quarter       quarter (a)    quarter (a) (b)
                                              ------------    ------------    ------------    ------------
     Revenues                                 $  4,039,307    $  3,431,977    $  4,034,822    $  2,950,248
     Net income, and net income applicable
        common shareholders                      1,312,527         974,753       1,135,263         134,177
     Basic and diluted  income per
        common share                                  0.15            0.11            0.13            0.01

16.  PROPOSED TRANSACTION WITH MCOA:

     In September 2001, the Company signed a letter of intent to acquire MCOA, the effectiveness of which is subject to completion and acceptance of customary due diligence, negotiation and execution of a definitive agreement and other customary conditions. MCOA is a financial services company that provides cash access, technology, and marketing services to the gaming and retail markets. MCOA funds-transfer systems allow casino patrons to access cash through check cashing, credit/debit card advances, automated teller machines and wire transfers. MCOA also owns a proprietary "Cash Access System", which processes check, credit, and debit card transactions, thereby reducing the need for third party vendors.

                           KEY FINANCIAL SYSTEMS, INC.


                                FINANCIAL REPORT


                                DECEMBER 31, 2000

                                    CONTENTS


-----------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                               1
-----------------------------------------------------------------------------

FINANCIAL STATEMENTS

   Balance sheet                                                           2

   Statements of income                                                    3

   Statements of stockholders' equity                                      4

   Statements of cash flows                                                5

   Notes to financial statements                                      6 - 10

-----------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Key Financial Systems, Inc.
Clearwater, Florida

We have audited the accompanying balance sheet of Key Financial Systems, Inc. as of December 31, 2000, and the related statements of income, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Key Financial Systems, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.


/s/ McGladrey & Pullen, LLP

Fort Lauderdale, Florida
March 30, 2001

 KEY FINANCIAL SYSTEMS, INC.

 BALANCE SHEET
 DECEMBER 31, 2000



 ASSETS
 -----------------------------------------------------------------------------

 Cash                                                              $   71,873
 Credit card receivables, net (Note 2)                                622,943
 Other receivables (Note 3)                                         3,787,854
 Due from affiliates (Note 5)                                          81,138
 Leaseholds and equipment, net (Note 4)                               266,643
 Other assets                                                          32,329
                                                              ----------------
                                                                  $ 4,862,780
                                                              ================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
    Due to cardholders (Note 6)                                   $ 3,102,926
    Accounts payable (Note 5)                                         595,550
    Accrued expenses and other liabilities (Note 5)                   402,452
                                                              ----------------
                                                                    4,100,928
                                                              ----------------

 Commitments and contingencies (Note 6)

 Stockholders' equity:
    Common stock, par value $1 per share, authorized
       7,500 shares; issued and outstanding 2,000 shares                2,000
    Additional paid-in capital                                        371,835
    Retained earnings                                                 388,017
                                                              ----------------
                                                                      761,852
                                                              ----------------
                                                                  $ 4,862,780
                                                              ================


See Notes to Financial Statements.

 KEY FINANCIAL SYSTEMS, INC.

 STATEMENTS OF INCOME
 YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                                       2000             1999
 --------------------------------------------------------------------------------------------------

 Credit card income:
    Card servicing fees                                               $ 6,892,015      $11,628,340
    Other                                                                 231,799          246,767
                                                                 -----------------  ---------------
                                                                        7,123,814       11,875,107
 Provision for losses (Note 2)                                            139,782          511,645
                                                                 -----------------  ---------------
              NET CREDIT CARD INCOME
              AFTER PROVISION FOR LOSSES                                6,984,032       11,363,462
                                                                 -----------------  ---------------

 Other income:

    Application fees, net of direct marketing costs; 2000
       $10,366,826, 1999 $7,153,144  (Note 5)                           2,735,438          935,015
     Servicing fee income (Note 5)                                        672,420        3,832,736
     Other                                                                182,618           59,807
                                                                 -----------------  ---------------
                                                                        3,590,476        4,827,558
                                                                 -----------------  ---------------
 Operating expenses (Note 5):
    Salaries and wages                                                  2,686,033        3,997,724
    Employee benefits                                                     333,843          466,540
    Third party servicing fees (Note 8)                                 3,007,077        4,978,279
    Occupancy and equipment (Note 6)                                      426,930          351,647
    Other operating expenses (Note 7)                                   1,139,842        1,011,976
                                                                 -----------------  ---------------
                                                                        7,593,725       10,806,166
                                                                 -----------------  ---------------
               NET INCOME                                             $ 2,980,783      $ 5,384,854
                                                                 =================  ===============

See Notes to Financial Statements.

 KEY FINANCIAL SYSTEMS, INC.

 STATEMENTS OF STOCKHOLDERS' EQUITY
 YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                  Additional        Retained
                                                   Common          Paid In          Earnings
                                                   Stock           Capital          (Deficit)           Total
 -------------------------------------------------------------------------------------------------------------------
 Balance, January 1, 1999                            $  2,000        $ 271,835        $ (354,732)       $   (80,897)
     Net income                                             -                -         5,384,854          5,384,854
     Capital contributed                                    -          100,000                 -            100,000
     Dividends paid                                         -                -        (4,063,888)        (4,063,888)
                                               ---------------  ---------------  ----------------  -----------------
 Balance, December 31, 1999                             2,000          371,835           966,234          1,340,069
     Net income                                             -                -         2,980,783          2,980,783
     Dividends paid                                         -                -        (3,559,000)        (3,559,000)
                                               ---------------  ---------------  ----------------  -----------------
 Balance, December 31, 2000                          $  2,000        $ 371,835        $  388,017         $  761,852
                                               ===============  ===============  ================  =================


See Notes to Financial Statements.

KEY FINANCIAL SYSTEMS, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                           2000               1999
---------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
   Net income                                                             $ 2,980,783        $ 5,384,854
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Provision for losses                                                    139,782            511,645
      Depreciation and amortization                                            93,167            117,349
      Increase in other receivables                                          (913,561)        (2,501,580)
      (Increase) decrease  in due from affiliates                             604,326           (685,464)
      (Increase) decrease in other assets                                     (14,412)            21,960
      Increase in due to cardholders                                          700,549            993,684
      Increase (decrease) in accounts payable, accrued
         expenses and other liabilities                                       307,961           (334,823)
                                                                     -----------------  -----------------

             NET CASH PROVIDED BY OPERATING ACTIVITIES                      3,898,595          3,507,625
                                                                     -----------------  -----------------

Cash Flows From Investing Activities
    Net (increase) decrease in credit card receivables                       (242,796)            89,823
    Collection of advances to stockholders                                          -            288,888
    Purchase of property and equipment                                        (55,834)          (208,370)
                                                                     -----------------  -----------------
             NET CASH PROVIDED BY (USED IN) INVESTING
                 ACTIVITIES                                                  (298,630)           170,341
                                                                     -----------------  -----------------

Cash Flows From Financing Activities
    Capital contributions                                                           -            100,000
    Dividends paid                                                         (3,559,000)        (4,063,888)
                                                                     -----------------  -----------------

             NET CASH USED IN FINANCING ACTIVITIES                         (3,559,000)        (3,963,888)
                                                                     -----------------  -----------------
             NET INCREASE (DECREASE) IN CASH
                                                                               40,965           (285,922)
Cash:
    Beginning                                                                  30,908            316,830
                                                                     -----------------  -----------------
    Ending                                                                  $  71,873         $   30,908
                                                                     =================  =================

See Notes to Financial Statements.

KEY FINANCIAL SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: Key Financial Systems, Inc. (the "Company") designs and markets credit card products aimed at the sub-prime market. The credit card products are marketed for unaffiliated banks under agreements that provide the Company with a 100% participation interest in the receivables and related rights associated with credit cards issued and requires the payment of monthly servicing fees to the banks. The Company provides collection and customer service related to the credit cards issued.

BASIS OF FINANCIAL STATEMENT PRESENTATION AND ACCOUNTING ESTIMATES: The accounting and reporting policies of the Company conform to generally accepted accounting principles and general practices within the financial services industry. In preparing the accompanying financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenue and expenses for the period. Actual results could differ from those estimates.

PRESENTATION OF CASH FLOWS: Cash flows from credit card receivables are reported net.


CREDIT CARD RECEIVABLES: Credit card receivables are stated at cost plus refundable and earned fees (the balance reported to customers), reduced by allowances for refundable fees and losses.

Fees are accrued monthly on active credit card accounts and included in credit card receivables, net of estimated uncollectible amounts. Accrual of income is discontinued on credit card accounts that have been closed or charged off. Accrued fees on credit card loans are charged off with the card balance, generally when the account becomes 90 days past due.

The allowance for losses is established through a provision for losses charged to expense. Receivables are charged against the allowance for losses when management believes that collectibility of principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing accounts, based on evaluation of the collectibility of the accounts and prior loss experience. This evaluation also takes into consideration such factors as changes in the volume of the credit card receivable portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. While management uses the best information available to make its evaluation, this estimate is susceptible to significant change in the near term.

DUE FROM AFFILIATES: The amount due from affiliate in the accompanying balance sheets represents amounts paid by the Company for Nova Financial Systems, Inc. ("Nova"), a company affiliated through common ownership, and the balance of unpaid servicing fees receivable in connection with Nova's card activity. The Company provided credit card marketing, customer service and collection services for Nova in exchange for a fee. Effective July 1, 2000, the Company no longer provides such services for Nova.

KEY FINANCIAL SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

OTHER RECEIVABLES AND DUE TO CARDHOLDERS: The Company charges a fully refundable reservation fee equal to each cardholder's borrowing limit upon issuance of a credit card. The amount due to cardholders represents the balance of reservation fees that would have to be refunded to cardholders should they close their accounts at the balance sheet date. Funds held in trust at Key Bank & Trust to secure payment of this liability are reflected in other receivables in the accompanying balance sheet.

LEASEHOLDS AND EQUIPMENT: Leaseholds and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the double declining-balance method over the assets' estimated useful lives.

INCOME TAXES: The Company, with the consent of its stockholders, elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code effective January 1, 1998, which provides that in lieu of corporate income tax the stockholders separately account for their pro rata shares of the Company's items of income, deductions, losses and credits. As a result of this election, no income taxes have been recognized in the accompanying financial statements. As of December 31, 2000, the Company's reported net assets exceed their tax bases by approximately $330,000. Accordingly, if the election was terminated on that date, a deferred tax liability of approximately $122,000 would be recognized by a charge to income tax expense. Funds received in excess of projected required cash requirements for the next month are generally distributed to the stockholders.

NOTE 2.    CREDIT CARD RECEIVABLES

The composition of credit card receivables at December 31, 2000 is as follows:


 Credit card receivables                                $       24,993,671
 Refundable reservation fees                                   (24,241,000)
                                                        -------------------
                                                                   752,671
 Less allowance for losses                                         129,728
                                                        -------------------
                                                         $         622,943
                                                        ===================

Changes in the allowance for losses for years ended December 31, 2000 and 1999 are as follows:

                                              2000                 1999
                                        ------------------  ------------------

 Balance, beginning                     $          60,466   $         217,872
    Provision for losses                          139,782             511,645
    Recoveries of amounts charged-off                   -               4,231
    Amounts charged-off                           (70,520)           (673,282)
                                        ------------------  ------------------
 Balance, ending                        $         129,728   $          60,466
                                        ==================  ==================

KEY FINANCIAL SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3.    OTHER RECEIVABLES

The composition of other receivables at December 31, 2000 is as follows:



Due from Key Bank & Trust                                $         1,532,254
Due from Net 1st National Bank                                     2,150,410
Other                                                                105,190
                                                         --------------------
                                                                 $ 3,787,854
                                                         ====================

The amounts due from Key Bank and Trust and Net First National Bank are held in trust accounts by the respective bank.

NOTE 4.    LEASEHOLDS AND EQUIPMENT

The major classes of leaseholds and equipment and total accumulated depreciation at December 31, 2000, is as follows:



Leasehold improvements                                    $          116,202
Furniture and equipment                                              360,011
Software                                                              15,944
                                                          -------------------
                                                                     492,157
Less accumulated depreciation                                        225,514
                                                          -------------------
                                                          $          266,643
                                                          ===================

NOTE 5.    TRANSACTIONS WITH RELATED PARTIES

The Company had an informal agreement with Nova under which the Company provided marketing and preprocessing of credit card applications, customer service and collection services for Nova. Expenses were charged to Nova for application processing and customer service based on a set fee per application processed and for collections based on a set fee per delinquent account on file. The Company believes the method and per unit price charged were consistent with the methods and rates of similar third party credit card processors. As of July 1, 2000, the Company is no longer providing these services to Nova. The Company recognized processing fee and servicing income of $672,420 and $3,832,736 associated with Nova's activities during 2000 and 1999, respectively. These amounts are included in other operating income. As of December 31, 2000, Nova owed the Company $81,138 in connection with services performed and amounts paid for Nova by the Company.

KEY FINANCIAL SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5.     TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

Accrued expenses and other liabilities include $325,000 of short-term borrowings from shareholders at December 31, 2000. This amount was borrowed in December to provide working capital and repaid in January of 2001.

The Company has entered into an agreement with Paragon Water Member Services ("Paragon"), a company affiliated through common ownership, whereby Paragon provides credit card marketing services for the Company and for Nova. Paragon earns commissions for card applications that are not subsequently refunded. The Company paid Paragon $897,521 and $5,662,026 in commissions during 2000 and 1999. No amount was due to Paragon at December 31, 2000.

NOTE 6.    COMMITMENTS, CONTINGENCIES AND CREDIT RISK

A credit limit has been established for each cardholder account acquired by the Company. By agreement, the credit limit can be terminated at any time for any reason. Because the initial reservation fee charged to all account holders is fully refundable, the total of accounts with credit limits in excess of cardholder balances is reflected as a liability in the amount of $3,102,926 as of December 31, 2000, in the accompanying balance sheets.

LEASE COMMITMENTS: The Company rents office space under an operating lease with initial terms through September 30, 2004. The office lease has a five-year renewal option. The future minimum rental payments due under the lease is as follows:

Year Ending
 December 31,                                                   Amount
-----------------------------------------------------------------------------
2001                                                      $          292,130
2002                                                                 306,737
2003                                                                 322,074
2004                                                                 250,502
                                                          -------------------
                                                                 $ 1,171,443
                                                          ===================

Total rent expense under operating leases was approximately $299,000 and $229,000 for the years ended December 31, 2000 and 1999, respectively.

CONTINGENCIES: In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial statements.

Credit cards are issued throughout the United States to customers that are considered high credit risks. The Company evaluates each customer's credit worthiness on a case-by-case basis. Because of the reservation fee charged upon issuance of credit cards, charges for purchases or cash advances are generally limited to the amount of payments collected from each customer less fees charged.

The Company's credit card receivables were initiated under membership terms with VISA and MasterCard. Modification of these terms by VISA or MasterCard could adversely affect operating results.

KEY FINANCIAL SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7.    OTHER OPERATING EXPENSES

Other operating expense for the years ended December 31, 2000 and 1999 included the following:

                                                2000             1999
                                           ---------------- ----------------

  Telecommunications                            $  402,038       $  648,111
  Professional fees                                341,444          166,005
  Printing and supplies                             15,007           41,461
  Bank charges                                     101,183            3,461
  Other                                            280,170          152,938
                                           ---------------- ----------------
                                               $ 1,139,842      $ 1,011,976
                                           ================ ================


NOTE 8.    SETTLEMENT WITH BANK

In April 1999, the Company reached a settlement with Key Bank & Trust that resulted in a) a significant increase in the amount of collected funds held in trust by the Bank pending payment to the Company, b) the cessation of marketing credit cards for the Bank, c) a reduction in the monthly fees charged by the Bank to the Company, and d) mutual releases from any and all claims against each other through the date of the release. In connection with the settlement, the Bank paid the Company $1,016,928, which has been recognized as a reduction in third party servicing fees for the year ended December 31, 1999 in the accompanying statements of operations.


NOTE 9.    PLAN OF REORGANIZATION

The Company has entered into an Agreement and Plan of Reorganization with Equitex, Inc. under which the Company's stockholders would exchange all of the issued and outstanding shares of the Company for a) 25% of the outstanding common shares of Equitex, after giving effect to the consummation of this merger and a similar planned merger of Nova, b) warrants for the purchase of common stock of Equitex equal to 50% of any warrants, options, preferred stock or other securities outstanding at the closing date and exchangeable for or convertible into Equitex common shares, and c) $2,500,000.


NOTE 10.   SUBSEQUENT EVENT

On March 5, 2001, the Company agreed to issue 40.82 shares of common stock, representing 2% of the outstanding common stock of the Company on a fully diluted basis, to three individual investors for $900,000. Mr Henry Fong, President and Chairman of Equitex, Inc. purchased 20.41 of the shares and owns 1% of the Company.

                          NOVA FINANCIAL SYSTEMS, INC.


                                FINANCIAL REPORT


                                DECEMBER 31, 2000

                                    CONTENTS


-----------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                               1
-----------------------------------------------------------------------------

FINANCIAL STATEMENTS

   Balance sheet                                                           2

   Statements of operations                                                3

   Statements of stockholders' equity                                      4

   Statements of cash flows                                                5

   Notes to financial statements                                      6 - 10

-----------------------------------------------------------------------------

                          Independent Auditor's Report


To the Board of Directors
Nova Financial Systems, Inc.
Clearwater, Florida

We have audited the accompanying balance sheet of Nova Financial Systems, Inc. as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nova Financial Systems, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP

Fort Lauderdale, Florida
March 30, 2001

NOVA FINANCIAL SYSTEMS, INC.


BALANCE SHEET
DECEMBER 31, 2000


ASSETS
-------------------------------------------------------------------------------

Cash                                                                $    1,738
Credit card receivables, net (Note 2)                                  283,353
Due from Merrick Bank                                                1,490,231
Due from shareholders                                                  606,500
                                                              -----------------
                                                                   $ 2,381,822
                                                              =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Accounts payable                                                 $   85,085
   Due to cardholders (Note 4)                                       1,286,517
   Due to affiliate (Note 3)                                            81,138
   Accrued expenses and other liabilities                              792,769
                                                              -----------------
                                                                     2,245,509
                                                              -----------------
Commitments and contingencies (Note 4)

Stockholders' equity:
   Common stock, par value $1 per share, authorized
      7,500 shares; issued and outstanding 1,000 shares                  1,000
   Additional paid-in capital                                           24,000
   Retained earnings                                                   111,313
                                                              -----------------
                                                                       136,313
                                                              -----------------
                                                                   $ 2,381,822
                                                              =================


See Notes to Financial Statements.

NOVA FINANCIAL SYSTEMS, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                  2000               1999
------------------------------------------------------------------------------------------------
Credit card income:
   Servicing fees                                                $ 4,322,258        $ 7,278,767
   Other                                                             148,746            127,115
                                                            -----------------  -----------------
                                                                   4,471,004          7,405,882
Provision for (recovery of) losses (Note 2)                         (83,262)            676,343
                                                            -----------------  -----------------
             NET CREDIT CARD INCOME AFTER
             PROVISION FOR LOSSES                                  4,554,266          6,729,539
                                                            -----------------  -----------------

Other income:

   Application fees, net of direct marketing costs
      2000 none, 1999 $11,307,984  (Note 3)                                -          1,942,520
                                                            -----------------  -----------------

Operating expenses:
   Application processing fees (Note 3)                                    -          2,112,092
   Third party servicing fees (Note 3)                             3,342,984          5,934,125
   Other operating expenses (Note 6)                                 635,345            303,258
                                                            -----------------  -----------------
                                                                   3,978,329          8,349,475
                                                            -----------------  -----------------

             INCOME (LOSS) BEFORE INCOME TAXES                       575,937            322,584
Provision for income taxes (Note 5)                                        -            117,500
                                                            -----------------  -----------------
             NET INCOME (LOSS)                                    $  575,937         $  205,084
                                                            =================  =================


See Notes to Financial Statements.

NOVA FINANCIAL SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                 Additional         Retained
                                                  Common           Paid In          Earnings
                                                   Stock           Capital         (Deficit)           Total
-------------------------------------------------------------------------------------------------------------------

Balance, January 1, 1999                             $  1,000         $  24,000       $   (3,708)        $  21,292
   Net income                                               -                 -          205,084           205,084
                                                --------------   ---------------   --------------   ---------------
Balance, December 31, 1999                              1,000            24,000          201,376           226,376
    Net income                                              -                 -          575,937           575,937
    Dividends                                               -                 -         (666,000)         (666,000)
                                                --------------   ---------------   --------------   ---------------
Balance, December 31, 2000                           $  1,000         $  24,000       $  111,313         $ 136,313
                                                ==============   ===============   ==============   ===============

See Notes to Financial Statements.

NOVA FINANCIAL SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2000 and 1999


                                                                  2000               1999
------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
   Net income                                                     $  575,937         $  205,084
   Adjustments to reconcile net income
      (loss) to net cash provided by (used
      in) operating activities:
      Provision for (recovery of) losses                             (83,262)           676,343
      Deferred income taxes                                          606,500           (606,500)
      Decrease (increase) in other receivables                     1,090,434         (2,580,646)
      Increase in due from stockholders                             (606,500)                 -
      Decrease in due from affiliates                                      -             22,761
      (Decrease) increase in accounts payable and accrued
        expenses                                                    (121,606)           977,074
      (Decrease) increase in due to cardholders                     (635,252)         1,921,769
      (Decrease) increase in due to affiliates                      (604,327)           685,464
                                                             ----------------  -----------------
             NET CASH PROVIDED BY (USED IN)
             OPERATING ACTIVITIES                                    221,924          1,301,349
                                                             ----------------  -----------------

Cash Flows Provided By (Used In) Investing activities
   Net (increase) decrease in credit card receivables                419,058         (1,294,593)
                                                             ----------------  -----------------

Cash Flows From Financing Activities
   Payment of dividends                                             (666,000)                  -
                                                             ----------------  -----------------
             NET CASH PROVIDED BY (USED IN) FINANCING
             ACTIVITIES                                             (666,000)                 -
                                                             ----------------  -----------------
             NET INCREASE (DECREASE) IN CAsh                         (25,018)             6,756
Cash:
   Beginning                                                          26,756             20,000
                                                             ----------------  -----------------
   Ending                                                          $   1,738         $   26,756
                                                             ================  =================

See Notes to Financial Statements.

NOVA FINANCIAL SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: Nova Financial Systems, Inc. (the "Company") designs and markets credit card products aimed at the sub-prime market. The credit card products are marketed for an unaffiliated bank under an agreement that provides the Company with a 100% participation interest in the credit cards issued and requires the payment of monthly servicing fees to the bank.

BASIS OF FINANCIAL STATEMENT PRESENTATION AND ACCOUNTING ESTIMATES: The accounting and reporting policies of the Company conform to generally accepted accounting principles and general practices within the financial services industry. In preparing the accompanying financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenue and expenses for the period. Actual results could differ from those estimates.

PRESENTATION OF CASH FLOWS: Cash flows from credit card receivables are reported net.

CREDIT CARD RECEIVABLES: Credit card receivables are stated at cost plus refundable and earned fees (the balance reported to customers), reduced by allowances for refundable fees and losses.

Fees are accrued monthly on active credit card accounts and included in credit card receivables, net of estimated uncollectible amounts. Accrual of income is discontinued on credit card accounts that have been closed or charged off. Accrued fees on credit card loans are charged off with the card balance, generally when the account becomes 90 days past due.

The allowance for losses is established through a provision for losses charged to expense. Credit card receivables are charged against the allowance for losses when management believes that collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectibility of the accounts and prior loss experience. This evaluation also takes into consideration such factors as changes in the volume of the loan portfolio, overall portfolio quality and current economic conditions that may affect the borrowers' ability to pay. While management uses the best information available to make its evaluation, this estimate is susceptible to significant change in the near term.

DUE TO AFFILIATES: The amount due to affiliate in the accompanying balance sheets represents amounts paid on behalf of the Company by Key Financial Systems, Inc. ("Key"), a company affiliated through common ownership, and the balance of unpaid servicing fees payable in connection with Nova's card activity. Effective July 1, 2000, the Company no longer receives such services from Key.

NOVA FINANCIAL SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DUE FROM MERRICK BANK AND DUE TO CARDHOLDERS: The Company charges a fully refundable reservation fee equal to each cardholder's borrowing limit upon issuance of a credit card. The amount due to cardholders represents the balance of reservation fees that would have to be refunded to cardholders should they close their accounts at the balance sheet date. Funds held in trust to secure payment of this liability are reflected in due from Merrick Bank in the accompanying balance sheet.

INCOME TAXES: The Company, with the consent of its stockholders, elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code effective January 1, 2000, which provides that in lieu of corporate income tax the stockholders separately account for their pro rata shares of the Company's items of income, deductions, losses and credits. As of December 31, 2000, the Company's reported net assets exceed their tax bases by approximately $155,000. Accordingly, if the election was terminated on that date, a deferred tax liability of approximately $58,000 would be recognized by a charge to income tax expense. Funds received in excess of projected required cash requirements for the next month are generally distributed to the stockholders.

NOTE 2.    CREDIT CARD RECEIVABLES

The composition of credit card receivables at December 31, 2000 is as follows:



 Credit card receivables                                    $        7,001,194
 Refundable reservation fees                                        (6,593,483)
                                                            -------------------
                                                                       407,711
 Less allowance for losses                                             124,358
                                                            -------------------
                                                            $          283,353
                                                            ===================


Changes in the allowance for losses for the year ended December 31, 2000 and 1999, are as follows:


                                              2000                 1999
                                       ------------------- --------------------

 Balance, beginning                    $          469,032  $               192
   Provision for (recovery of) losses             (83,262)             676,343
   Recoveries of amounts charged-off                   -                    -
   Amounts charged-off                           (261,412)            (207,503)
                                       ------------------- --------------------
 Balance, ending                       $          124,358  $           469,032
                                       =================== ====================

NOVA FINANCIAL SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3.    TRANSACTIONS WITH RELATED PARTIES

The Company had an informal agreement with Key under which Key provided marketing and preprocessing of credit card applications, customer service and collection services for Nova. Expenses were charged to the Company for application processing and customer service based on set fee per application processed and for collections based on a set fee per delinquent account on file. The Company believes the method and per unit price charged were consistent with the methods and rates of similar third party credit card processors. As of July 1, 2000, the Company is no longer receiving services from Key. The Company recognized processing fee and servicing expense of $672,420 and $3,832,736 associated with Key's activities during 2000 and 1999, respectively. As of December 31, 2000, the Company owed Key $81,138 in connection with services performed and amounts paid for Nova by Key.

The Company has entered into an agreement with Paragon Water Services, Inc. (Paragon), a company affiliated through common ownership, whereby Paragon provides credit card marketing services for the Company. Paragon earns commissions for card applications that are not subsequently refunded. The Company paid Paragon approximately $6,631,608 in commissions during 1999, and none in 2000.


NOTE 4.    COMMITMENTS, CONTINGENCIES AND CREDIT RIsk

A credit limit has been established for each cardholder account acquired by the Company. By agreement, the credit limit can be terminated at any time for any reason. Because the initial reservation fee charged to all account holders is fully refundable, the total of accounts with credit limits in excess of cardholder balances is reflected as a liability in the amount of $1,286,517 as of December 31, 2000, in the accompanying balance sheet.

CONTINGENCIES: In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial statements.

Credit card loans are issued throughout the United States to customers that are considered high credit risks. The Company evaluates each customer's credit worthiness on a case-by-case basis. Because of the reservation fee charged upon issuance of credit cards, charges for purchases or cash advances are generally limited to the amount of payments collected from each customer less fees charged.

The Company issues its credit cards under membership terms with VISA. Modification of these terms by VISA could adversely affect operating results.

NOVA FINANCIAL SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5.    INCOME TAXES

All active card accounts are charged monthly membership fees, late charges, overlimit fees and other charges according to the card agreements. The Company has not recognized certain of these monthly charges as income for financial reporting purposes because the charges are not believed to be collectible.

The Company elected S Corporation status effective January 1, 2000. Upon converting to S Corporation status, the Company eliminated deferred tax assets in the amount of $606,500 as a charge against income from operations. This charge against income was offset by the recognition of a receivable from shareholders in the amount of $606,500 due to a commitment from the shareholders to reimburse the Company for income taxes paid by the Company related to losses recognized by the Company for financial reporting purposes in 1999, but passed through to the shareholders in years subsequent to 1999 for income tax purposes.

The provision for income taxes charged to operations for the years ended December 31, 2000 and 1999 consist of the following:


                                                 2000                1999
                                           -----------------  ------------------

 Currently payable or paid:
   Federal                                 $              -   $         618,000
   State                                                  -             106,000
 Deferred income taxes                              606,500            (606,500)
 Reimbursement                                     (606,500)                  -
                                           -----------------  ------------------
                                           $              -   $         117,500
                                           =================  ==================

The income tax provision differs from the amount of income tax determined by applying the U. S. federal income tax rate to pretax income for the years ended December 31, 2000 and 1999, due to the following:


                                                  2000               1999
                                            ----------------- ------------------

 Computed "expected" tax expense (benefit)  $              -  $         109,679
 Increase resulting from state income
    taxes, net of federal tax benefit                      -             11,710
 Effect of lower tax brackets and other                    -             (3,889)
                                            ----------------- ------------------
                                            $              -  $         117,500
                                            ================= ==================

NOVA FINANCIAL SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6.  OTHER OPERATING EXPENSES

Other operating expenses for the years ended December 31, 2000 and 1999, included the following:


                                               2000               1999
                                         -----------------  -----------------

 Cardholder expense, other               $        146,438   $         96,206
 Professional fees                                391,391             20,128
 Printing and supplies                                  -             21,742
 Other                                             97,516            165,182
                                         -----------------  -----------------
                                         $        635,345   $        303,258
                                         =================  =================


NOTE 7.    PLAN OF REORGANIZATION

The Company has entered into an Agreement and Plan of Reorganization with Equitex, Inc. (Equitex) under which the Company's stockholders would exchange all of the issued and outstanding shares of the Company for a) 25% of the outstanding common shares of Equitex, after giving effect to the consummation of this merger and a similar planned merger of Key, b) warrants for the purchase of common stock of Equitex equal to 50% of any warrants, options, preferred stock or other securities outstanding at the closing date and exchangeable for or convertible into Equitex common shares, and c) $2,500,000.

NOTE 8.    SUBSEQUENT EVENT

On March 5, 2001, the Company agreed to issue 20.41 shares of common stock, representing 2% of the outstanding common stock of the Company on a fully diluted basis, to three individual investors for $100,000. Mr Henry Fong, President and Chairman of Equitex, Inc. purchased 10.20 of the shares and owns 1% of the Company.