Form 10-Q
period 2002-03-31
EQUITEX INC
filed 2002-05-15
CIK 716101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2002


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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding at May 14, 2002: 21,562,865

                         EQUITEX, INC. AND SUBSIDIARIES



PART I  FINANCIAL INFORMATION                                               Page
                                                                            ----

        Item 1. Financial statements:

                Independent accountants' report                                3

                Condensed consolidated balance sheets - March 31, 2002
                (unaudited) and December 31, 2001                          4 - 5

                Condensed consolidated/combined statements of operations-
                three months ended March 31, 2002 and 2001 (unaudited)         6

                Condensed consolidated statement of changes in
                stockholders' equity - three months ended
                March 31, 2002 (unaudited)                                 7 - 8

                Condensed consolidated/combined statements of cash
                flows - three months ended March 31, 2002
                and 2001 (unaudited)                                      9 - 10

                Notes to condensed consolidated/combined
                financial statements                                     11 - 18

        Item 2. Management's discussion and analysis of financial
                condition and results of operations                      19 - 23

        Item 3. Quantitative and qualitative disclosures of market risk       24

PART II OTHER INFORMATION

        Item 1.  Legal proceedings                                            24

        Item 2.  Changes in securities and use of proceeds                    24

        Item 3.  Defaults upon senior securities                              24

        Item 4.  Submission of matters to a vote of security holders          25

        Item 5.  Other information                                            25

        Item 6.  Exhibits and reports on Form 8-K                             25

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------


Board of Directors
Equitex, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Equitex, Inc. and subsidiaries as of March 31, 2002, and the related condensed consolidated/combined statements of operations and cash flows for the three-month periods ended March 31, 2002 and 2001, and the related condensed consolidated statement of stockholders' equity for the three months ended March 31, 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated/combined financial statements as of March 31, 2002, and for the three-month periods ended March 31, 2002 and 2001 for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with accounting standards generally accepted in the United States of America, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and our report dated April 10, 2002, except for note 9, as to which the date was April 12, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
May 13, 2002

                         EQUITEX, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  March 31,   December 31,
                                                                    2002          2001
                                                                -----------   -----------
                                                                (Unaudited)
Current assets:
  Cash and cash equivalents                                     $ 7,737,382   $ 7,830,426
  Accounts receivable, net                                        5,060,676     4,181,392
  Credit card receivables, net (Note 3)                             220,320     1,493,481
  Other receivables (Note 4)                                        870,791     6,435,060
  Current portion of notes receivable, related parties              395,254       563,460
  Prepaid expenses and other                                        535,957       577,288
                                                                -----------   -----------
   Total current assets                                          14,820,380    21,081,107
                                                                -----------   -----------

Receivable from FDIC, as receiver for Net First National Bank     1,962,525
Notes receivable, related parties, net                            1,165,627     1,146,375
Property, equipment and leaseholds                                1,156,109     1,180,258
Deferred tax asset                                                1,380,000     1,380,000
Intangible assets                                                 4,691,660     4,925,415
Goodwill                                                          5,636,000     5,636,000
                                                                -----------   -----------
                                                                 15,991,921    14,268,048
                                                                -----------   -----------
                                                                $30,812,301   $35,349,155
                                                                ===========   ===========

                                  (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            March 31,     December 31,
                                                                              2002            2001
                                                                          ------------    ------------
                                                                           (Unaudited)
Current liabilities:
  Accounts payable                                                        $  1,146,212    $  1,819,555
  Accrued expenses and other liabilities, including
   related party accruals of $120,000 and $83,000                            1,099,335         827,065
  Accrued liability on casino contracts                                        857,130         517,805
  Notes payable, related parties                                             5,262,181       5,225,241
  Line of credit, notes and loans payable                                    8,835,597       8,574,310
  Current portion of long-term debt                                            478,930         527,754
  Due to credit card holders (Note 4)                                          776,206       5,056,668
                                                                          ------------    ------------
     Total current liabilities                                              18,455,591      22,548,398
                                                                          ------------    ------------
  Long-term debt, related parties, net of current portion                                      232,200
                                                                          ------------    ------------
     Total liabilities                                                      18,455,591      22,780,598
                                                                          ------------    ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock; 2,000,000 shares authorized:
   Series D, 6%; stated value $1,000 per share; 725 shares issued
    and outstanding; liquidation preference $971,000                           725,000         725,000
   Series G, 6%; stated value $1,000 per share; 700 and 900 shares issued and outstanding at March 31, 2002 and  December 31, 2001,
    respectively; liquidation preference $956,000                              700,000         900,000
   Series I, 6%; stated value $1,000 per share; 2,260 and 2,660 shares issued and outstanding at March 31, 2002 and December 31, 2001,
    respectively; liquidation preference $2,960,000                          2,260,000       2,660,000
   Common stock, $0.02 par value; 50,000,000 shares authorized;
    21,626,547 and 21,244,797 shares issued; 21,593,197 and 21,211,447 shares outstanding at March 31, 2002 and December 31, 2001,
    respectively                                                               432,531         424,896
  Common stock and warrants to be issued                                       750,485         750,485
  Deferred compensation cost                                                   (42,000)
  Additional paid-in capital                                                10,934,998       9,754,252
  Accumulated deficit                                                       (3,290,267)     (2,532,039)
  Less treasury stock at cost (33,350 common shares)                          (114,037)       (114,037)
                                                                          ------------    ------------
      Total stockholders' equity                                            12,356,710      12,568,557
                                                                          ------------    ------------
                                                                          $ 30,812,301    $ 35,349,155
                                                                          ============    ============

       See notes to condensed consolidated/combined financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED/COMBINED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                   (UNAUDITED)

                                                                 2002            2001
                                                             ------------    ------------
Credit card income, net of provision for losses              $  2,356,898    $  2,346,914
Application fees, net of direct marketing costs, including
  related party costs of $1,554,417 in 2001                       317,855       1,217,933
Fee revenue                                                     4,901,490
Other                                                             194,131          89,109
                                                             ------------    ------------

       Total revenues                                           7,770,374       3,653,956
                                                             ------------    ------------

Third party servicing fees                                      1,348,523       1,282,306
Fees paid to casinos                                            1,476,338
Salaries, wages and employee benefits                           2,608,551         984,900
Stock-based compensation                                          468,000
Other operating expenses                                        2,071,290         768,820
Interest expense:
  Related parties                                                 157,201
  Other                                                           296,240
  Preferred stock penalties                                       134,000
Interest income, related parties                                  (49,541)
                                                             ------------    ------------

                                                                8,510,602       3,036,026
                                                             ------------    ------------

Income (loss) before income taxes                                (740,228)        617,930
Income tax expense (benefit)                                       18,000        (117,500)
                                                             ------------    ------------

Net income (loss)                                                (758,228)        735,430
Additional warrants issued to preferred stockholders              (53,000)
Redemption of convertible preferred stock  in excess
  of beneficial conversion features                                86,000
Deemed preferred stock dividends                                  (86,000)
                                                             ------------    ------------

Net income (loss) applicable to common stockholders          $   (811,228)   $    735,430
                                                             ============    ============

Basic and diluted net income (loss) per common share         $      (0.04)   $       0.08
                                                             ============    ============

Weighted average number of common shares outstanding           21,458,344       8,903,730
                                                             ============    ============

       See notes to condensed consolidated/combined financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                                                 Convertible preferred stock          Common stock
                                                 ---------------------------    -------------------------     Treasury
                                                    Shares          Amount        Shares         Amount        stock
                                                  -----------    -----------    -----------   -----------   -----------
Balances, January 1, 2002                               4,285    $ 4,285,000     21,244,797   $   424,896   $  (114,037)

Exercises of warrants for common stock                                              150,333         3,007

Warrants issued to an employee for services

Issuance of common stock under a private
  placement agreement (net of offering costs)                                        78,635         1,573

Redemption of Series I preferred stock for cash          (300)      (300,000)

Conversion of Series G preferred stock to
 common stock                                            (200)      (200,000)        93,776         1,875

Conversion of Series I preferred stock to
  common stock                                           (100)      (100,000)        44,006           880

Agreement to issue common stock and warrants for services

Issuance of common stock and warrants under
  deferred compensation agreement                                                    15,000           300

Amortization of deferred compensation cost

Issuance of additional warrants to preferred
  stockholders                                                       (53,000)

Amortization of additional warrants issued to
  preferred stockholders                                              53,000

Beneficial conversion feature and warrants attached to convertible promissory notes

Net loss
                                                  -----------    -----------    -----------   -----------   -----------
Balances, March 31, 2002                                3,685    $ 3,685,000     21,626,547   $   432,531   $  (114,037)
                                                  ===========    ===========    ===========   ===========   ===========

                                  (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

                                                Common stock     Deferred      Additional                      Total
                                                and warrants   compensation     paid-in      Accumulated   stockholders'
                                                to be issued       cost         capital        deficit       equity
                                                 -----------    -----------   ------------   ------------   ------------

Balances, January 1, 2002                        $   750,485    $       -     $  9,754,252   $ (2,532,039)  $ 12,568,557

Exercises of warrants for common stock                                             197,993                       201,000

Warrants issued to an employee for services                                        438,000                       438,000

Issuance of common stock under a private
  placement agreement (net of offering costs)                                      203,675                       205,248

Redemption of Series I preferred stock for cash                                    (82,867)                     (382,867)

Conversion of Series G preferred stock to
  common stock                                                                     198,125

Conversion of Series I preferred stock to
  common stock                                                                      99,120

Agreement to issue common stock and warrants
  for services                                        72,000        (72,000)

Issuance of common stock and warrants under
  deferred compensation agreement                    (72,000)                       71,700

Amortization of deferred compensation cost                           30,000                                       30,000

Issuance of additional warrants to preferred
  stockholders                                                                      53,000

Amortization of additional warrants issued to
  preferred stockholders                                                           (53,000)

Beneficial conversion feature and warrants
  attached to convertible promissory notes                                          55,000                        55,000

Net loss                                                                                         (758,228)      (758,228)
                                                 -----------    -----------   ------------   ------------   ------------
Balances, March 31, 2002                         $   750,485    $   (42,000)  $ 10,934,998   $ (3,290,267)  $ 12,356,710
                                                 ===========    ===========   ============   ============   ============

       See notes to condensed consolidated/combined financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                   (UNAUDITED)

                                                                             2002            2001
                                                                          -----------    -----------
Cash flows provided by operating activities:
Net income (loss)                                                         $  (758,228)   $   735,430
                                                                          -----------    -----------
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Provision for losses                                                      118,124         50,343
    Depreciation and amortization                                             322,476         25,854
    Beneficial conversion features on convertible promissory notes             40,000
    Amortization of discount on convertible promissory notes                   16,700
    Stock-based compensation expense                                          468,000
    Changes in assets and liabilities:
     Increase in accounts receivable                                         (879,284)
     Increase in other receivables                                           (483,818)      (624,600)
     Decrease in other assets                                                  41,331        604,356
     Increase in due to credit card holders                                   955,097        276,697
     Increase (decrease) in accounts payable and accrued liabilities          476,186       (699,503)
                                                                          -----------    -----------
Total adjustments                                                           1,074,812       (366,853)
                                                                          -----------    -----------
Net cash provided by operating activities                                     316,584        368,577
                                                                          -----------    -----------

Cash flows from investing activities:
   Net (increase) decrease in credit card receivables                        (532,894)       369,710
   Purchases of furniture, fixtures and equipment                             (64,572)       (28,623)
   Issuance of related party notes receivable                                 (76,651)
   Repayment of related party notes receivable                                 25,605
                                                                          -----------    -----------
Net cash (used in) provided by investing activities                          (648,512)       341,087
                                                                          -----------    -----------

Cash flows from financing activities:
   Capital contributions to Key and Nova                                                   1,000,000
   Dividends paid to Key and Nova shareholders                                            (1,400,000)
   Redemption of Series I preferred stock for cash                           (382,867)
   Proceeds from the exercise of warrants                                     201,000
   Proceeds from common stock private placement (net of offering costs)       205,248
   Issuance of notes payable, related parties and other                       593,450
   Repayment of notes payable, related parties and other                     (407,485)
   Net borrowings on line of credit                                            29,538
                                                                          -----------    -----------
Net cash provided by (used in) financing activities                           238,884       (400,000)
                                                                          -----------    -----------

                                  (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                   (UNAUDITED)

                                                                              2002           2001
                                                                          -----------    -----------
(Decrease) increase in cash and cash equivalents                          $   (93,044)       309,664
Cash and cash equivalents, beginning                                        7,830,426         73,612
                                                                          -----------    -----------
Cash and cash equivalents, ending                                         $ 7,737,382    $   383,276
                                                                          ===========    ===========

Supplemental disclosure of cash flow information:

Cash paid for interest                                                    $   303,162
                                                                          ===========
Cash paid for taxes                                                       $     5,500
                                                                          ===========

Supplemental disclosure of non-cash investing and financing activities:

Conversion of preferred stock to common stock                             $   300,000
                                                                          ===========
Warrants attached to convertible promissory notes                         $    15,000
                                                                          ===========
Amortization of additional warrants issued to preferred
stockholders                                                              $    53,000
                                                                          ===========
Deferred compensation agreement entered into with a consultant            $    72,000
                                                                          ===========
Related party note receivable exchanged for related party note
payable                                                                   $   200,000
                                                                          ===========

Reclassification of receivables due from Net First and liabilities due to Net First card holders to a net receivable due from the FDIC:

Credit card receivables, net                                              $ 1,687,931
Other receivables                                                           6,048,087
Accounts payable                                                             (537,934)
Due to credit card holders                                                 (5,235,559)
                                                                          -----------
Receivable from FDIC, as receiver for Net First                           $ 1,962,525
                                                                          ===========

       See notes to condensed consolidated/combined financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 21, 2002 AND 2001
                                   (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, BASIS OF PRESENTATION, RECENT EVENTS AND MANAGEMENT'S PLANS:

     INTERIM FINANCIAL STATEMENTS:

     The condensed consolidated/combined interim financial statements of Equitex, Inc. and subsidiaries (the "Company") for the three-month periods ended March 31, 2002 and 2001 have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of March 31, 2002, and for the period then ended have been made. Except as described below, those adjustments consist only of normal and recurring adjustments.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been condensed or omitted. These condensed consolidated/combined financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company's Form 10-K annual report filed with the Securities and Exchange Commission ("SEC") on April 15, 2002. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

     BASIS OF PRESENTATION:

     The accompanying financial statements present the consolidated financial position of Equitex, Inc. and its wholly-owned subsidiaries, Key Financial Systems, Inc. ("Key"), Nova Financial Systems, Inc. ("Nova") and Chex Services, Inc. ("Chex") as of March 31, 2002 and December 31, 2001, and the results of operations and cash flows of the Company for the three months ended March 31, 2002. The financial statements presented for the period ended March 31, 2001, consists of the combined statements of operations and cash flows of Key and Nova. The combined statements of operations and cash flows for the three months ended March 31, 2001 have been derived from the unaudited statements of operations and cash flows of Key and Nova for the three months ended March 31, 2001. All significant intercompany accounts and transactions have been eliminated in consolidation/combination.

     Key maintained S corporation status for federal income tax purposes through August 5, 2001, and Nova did so from January 1, 2000 through August 5, 2001. As an S corporation, the shareholders reported their respective share of net income on their income tax returns, and no income taxes are reflected in the financial statements for those periods. Effective August 6, 2001, in connection with the Company's acquisition of Key and Nova, both Key and Nova terminated their S corporation status and became C corporations. Additionally, prior to and subsequent to the Key and Nova transaction, Equitex had certain preferred stock instruments outstanding that impact the earnings available to common stockholders. The following unaudited pro forma information reflects the historical Key and Nova net income and per share amounts adjusted for the impact of the current C corporation status and equity structure of the Company as of March 31, 2001:

      Net income, as reported                                       $  735,000
      Net income, pro forma                                         $  445,000
      Net income applicable to common stockholders, as reported     $  735,000
      Net income applicable to common stockholders, pro forma       $  193,000
      Basic and diluted net income per common share, as reported    $     0.08
      Basic and diluted net income per common share, pro forma      $     0.02

                         EQUITEX, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
                                   (CONTINUED)

                   THREE MONTHS ENDED MARCH 21, 2002 AND 2001
                                   (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, BASIS OF PRESENTATION, RECENT EVENTS AND MANAGEMENT'S PLANS (CONTINUED):

     RECENT EVENTS AND MANAGEMENT'S PLANS:

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

     On March 14, 2002, the Company signed a letter of intent to utilize its resources to develop a credit card program for an existing financial institution, however, completion of this transaction is subject to further due diligence, negotiation of a definitive agreement, and necessary state and/or Federal regulatory and other approvals. The Company is also actively pursuing collection of the credit card receivables from the FDIC.

     In April 2002, the Company's Board of Directors approved plans to prepare and file an application to become a bank holding company and establish a financial institution subsidiary. In addition, the Company entered into an agreement with an individual to assist the Company in obtaining a state or national bank charter.

2.   ACQUISITION OF CHEX:

     Effective December 1, 2001, the Company acquired all the outstanding common stock of Chex in a transaction accounted for as a purchase. A preliminary allocation of the purchase price was made to major categories of assets and liabilities in the accompanying consolidated financial statements. The actual allocation of the purchase price and the resulting effect on income (loss) from operations may differ from the amounts included in the accompanying consolidated financial statements.

     All of the Company's goodwill and identifiable intangible assets were acquired in the Chex acquisition. The Compoany adopted the provisions of Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS No. 142") in its entirety January 1, 2002. In accordance with SFAS 142, the Company will complete the first step of the transitional goodwill impairment test by June 30, 2002. Management does not anticipate this test to result in an impairment loss.

                         EQUITEX, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
                                   (CONTINUED)

                   THREE MONTHS ENDED MARCH 21, 2002 AND 2001
                                   (UNAUDITED)

2.   ACQUISITION OF CHEX (CONTINUED):

     The following unaudited pro forma financial information for the three months ended March 31, 2001, gives effect to the above acquisition as if it had occurred at the beginning of the period. The unaudited pro forma results of operations for 2001 include amortization of identifiable intangible assets, but do not include any amortization of goodwill, pursuant to recently issued accounting standards.

       Revenue                                                $     6,672,000
       Net income                                             $       518,000
       Net income applicable to common shareholders           $       518,000
       Basic net income per common share                      $          0.05
       Diluted net income per common share                    $          0.04
       Shares used in basic per share calculation                  10,895,731
       Shares used in diluted per share calculation                11,625,731

3.   CREDIT CARD RECEIVABLES:

     The composition of credit card receivables at March 31, 2002 and December
       31, 2001 is as follows:

                                                 March 31,       December 31,
                                                   2002              2001
                                              -------------      -------------
     Credit card receivables                  $   2,537,030      $  57,289,378
     Refundable reservation fees                 (2,304,942)       (55,587,827)
                                              -------------      --------------
                                                    232,088          1,701,551
     Less allowance for losses                       11,768            208,070
                                              -------------      -------------
                                              $     220,320      $   1,493,481
                                              =============      =============

     In addition, at March 31, 2002, credit card receivables of approximately
       $1,688,000 are due from the FDIC as receiver for net First.

     Changes in the allowance for losses for the three months ended March 31, 2002 and 2001, and for the year ended December 31, 2001 are as follows:

                                             March 31,   March 31,  December 31,
                                                2002        2001        2001
                                             ---------   ---------   ---------
     Balances, beginning of period           $ 208,070   $ 254,086   $ 254,086
     Provision for losses                      118,124      50,343     416,080
     Amounts charged-off                      (156,082)   (121,088)   (462,096)
     Allowance netted with receivable
      from FDIC                               (158,344)
                                             ---------   ---------   ---------
     Balances, end of period                 $  11,768   $ 183,341   $ 208,070
                                             =========   =========   =========

                         EQUITEX, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
                                   (CONTINUED)

                   THREE MONTHS ENDED MARCH 21, 2002 AND 2001
                                   (UNAUDITED)

4.   OTHER RECEIVABLES:

     The composition of other receivables at March 31, 2002 and December 31, 2001 is as follows:

                                                   March 31,       December 31,
                                                     2002             2001
                                                  -----------      -----------
     Due from Net First                                            $ 5,490,915
     Due from Key Bank & Trust                    $   108,789          233,907
     Due from Merrick Bank                            636,574          689,946
     Other                                            125,428           20,292
                                                  -----------      -----------
                                                  $   870,791      $ 6,435,060
                                                  ===========      ===========

     In connection with the closure of Net First on March 1, 2002, receivables previously due from Net First have been reduced in connection with the related reduction in the payable to credit card holders.

5.   COMMITMENTS AND CONTINGENCIES:

     LITIGATION:

     In August 2000, William G. Hays, Jr., liquidating agent for RDM Sports
       Group, Inc. and related debtors, filed an adversary proceeding against Equitex, Smith Gambrell and Russell, LLP, David J. Harris, P.C. and David
       J. Harris, in the United States Bankruptcy Court for the Northern District of Georgia, Newnan Division, Adversary Proceeding No. 00-1065. The liquidating agent alleges that the Company breached its October 29, 1987, consulting agreement with RDM, breached fiduciary duties allegedly owed to RDM, and that the Company is liable for civil conspiracy and acting in concert with directors of RDM. The liquidating agent is seeking unspecified compensatory and punitive damages, along with attorney's fees, costs and interest. On April 2, 2001, the court granted the Company's motion to enforce the arbitration clause contained in the consulting agreement. Because this matter is in the preliminary stages and no arbitration date has been set, it is too early to predict the outcome of this matter. In connection with the Company's distribution of its assets and liabilities to Equitex 2000 on August 6, 2001, Equitex 2000 has agreed to indemnify the Company and assume its defense in this matter, as well as certain other legal actions existing at August 6, 2001. Although the Company believes this lawsuit is without merit, there is no assurance of a favorable outcome. The costs to defend this matter may be material, and an unfavorable outcome may have a material adverse effect on the Company should Equitex 2000 not be in a position to fulfill its indemnification to the Company for any losses that may be incurred.

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows of the Company.

                         EQUITEX, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
                                   (CONTINUED)

                   THREE MONTHS ENDED MARCH 21, 2002 AND 2001
                                   (UNAUDITED)

5.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

     CONTINGENCIES:

     The Company's credit card receivables were initiated under membership terms with VISA and MasterCard. Modification of these terms by VISA and MasterCard could adversely affect operating results. At March 31, 2002, credit card receivables of at least $1,963,000 were due from Net First. This amount could be higher based on a final determination and analysis of the total amount owed. The Company is pursuing collection of these receivables from the FDIC, and management believes that the collection of this balance is probable.

     CONSULTING AGREEMENTS:

     In January 2002, the Company entered into a consulting agreement with an investment banker for financial services in exchange for 15,000 shares of the Company's common stock and warrants to purchase an additional 15,000 shares of the Company's common stock at an exercise price equal to 120% of the closing bid price of the Company's common stock at the date of the agreement. At the date of commitment, total compensation expense was estimated to be approximately $72,000, which is being recognized as expense as the performance criteria are satisfied.

     In April 2002, the Company entered into a consulting agreement with an individual to assist the Company in obtaining a state or national bank charter. Pursuant to the agreement, the Company is to issue warrants to purchase 100,000 shares of common stock to the consultant at $0.75 per share (the market value of the Company's common stock was $0.99 per share at the date of the agreement). In addition, upon the successful completion of the consultant's undertaking, as defined, the Company is to issue additional shares of common stock based on the gross initial capitalization of the chartered bank, as defined. Compensation expense is to be recognized as the performance criteria are satisfied.

6.   STOCKHOLDERS' EQUITY:

     SERIES D CONVERTIBLE PREFERRED STOCK:

     The Series D Preferred Stock is convertible, together with any cumulative unpaid dividends, at any time into shares of the Company's common stock at a conversion price equal to 65% of the average closing bid price of the Company's common stock as specified in the agreement.

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

                         EQUITEX, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
                                   (CONTINUED)

                   THREE MONTHS ENDED MARCH 21, 2002 AND 2001
                                   (UNAUDITED)

6.   STOCKHOLDERS' EQUITY (CONTINUED):

     SERIES G CONVERTIBLE PREFERRED STOCK:

     The Series G Preferred Stock is convertible, together with any cumulative unpaid dividends, at any time into shares of the Company's common stock at a conversion price per share equal to the lesser of $6.50 or 65% of the average closing bid price of the Company's common stock as specified in the agreement.

     The holder of each share of the Series G Preferred Stock is entitled to cumulative dividends at 6% per annum plus a 4% dividend default rate, payable quarterly. Dividends are payable in cash or, at the Company's option, in shares of the Company's common stock. The Series G Preferred Stock contains a liquidation preference equal to the sum of the stated value of each share plus an amount equal to 130% of the stated par value plus the aggregate of all cumulative unpaid dividends on each share of Series G Preferred Stock until the most recent dividend payment date or date of liquidation, dissolution or winding up of the Company. All outstanding shares of Series G Preferred Stock automatically convert into common stock on August 31, 2003. The Series G Preferred Stock is redeemable at the Company's option at any time through August 31, 2003, at a redemption price equal to $1,350 per share plus any cumulative unpaid dividends.

     In January 2002, 200 shares of Series G Preferred Stock, plus cumulative unpaid dividends of $16,267, were converted into 93,776 shares of common stock at an average conversion price of $2.31 per share.

     SERIES I CONVERTIBLE PREFERRED STOCK:

     The Series I Preferred Stock is convertible, together with any accrued but unpaid dividends, at any time into shares of the Company's common stock at a conversion price per share equal to the lesser of $5.98 or 65% of the average closing price of the Company's common stock as specified in the agreement.

     The holder of each share of Series I Preferred Stock is entitled to cumulative dividends at 6% per annum plus a 4% dividend default rate, payable quarterly. Dividends are payable in cash, or at the Company's option, in shares of the Company's common stock. The Series I Preferred Stock contains a liquidation preference equal to the sum of the stated value of each share plus an amount equal to 125% of the stated value plus the aggregate of all cumulative unpaid dividends on each share of Series I Preferred Stock until the most recent dividend payment date or date of liquidation, dissolution or winding up of the Company. All outstanding shares of the Series I Preferred Stock automatically convert into common stock on July 20, 2004. The Series I Preferred Stock is redeemable at the Company's option at any time through July 20, 2004 at a redemption price equal to $1,250 per share plus any cumulative unpaid dividends.

                         EQUITEX, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
                                   (CONTINUED)

                   THREE MONTHS ENDED MARCH 21, 2002 AND 2001
                                   (UNAUDITED)

6.   STOCKHOLDERS' EQUITY (CONTINUED):

     SERIES I CONVERTIBLE PREFERRED STOCK (CONTINUED):

     The Series I Preferred Stock is subject to a registration rights agreement, which provides that the Company will use its best efforts to register the common stock underlying the Series I Preferred Stock and the common stock underlying the warrants within a specified time period. If a registration statement covering of these shares is not declared effective within 180 days from the issuance of the Series I Preferred Stock, the Company is subject to penalties equal to 2% of the purchase price of the stock. If a registration statement is not declared effective within 210 days from the issuance of the Series I Preferred Stock, the Company is subject to penalties equal to 4% of the purchase price of the stock increasing 1% per month until the registration statement is declared effective by the SEC. Because a registration statement has not been declared effective by the stipulated date, the Company has incurred approximately $134,000 in penalties through March 31, 2002, which is reflected in a liability account on the Company's balance sheet for the three months ended March 31, 2002. In addition, the Company has incurred approximately $67,000 in penalties through May 13, 2002. The penalties are payable in cash. On May 3, 2002, the Company filed a Form S-3/A with the SEC to register the shares underlying the Series I Preferred Stock. The registration statement has not yet been declared effective by the SEC.

     In January 2002, 100 shares of Series I Preferred Stock, plus cumulative unpaid dividends of $2,533, were converted into 44,006 shares of common stock, at an average conversion price of $2.33 per share.

     In January 2002, the Company redeemed 300 shares of Series I Preferred
       Stock, plus cumulative unpaid dividends of $7,867, for $382,867. The redemption price was less than the amount originally allocated to the beneficial conversion feature, and as a result, loss applicable to common stockholders was reduced by $86,000 for the three months ended March 31, 2002.

     ISSUANCES OF COMMON STOCK:

     In March 2002, the Company issued 15,000 shares of its common stock to a consultant for services rendered under a deferred compensation agreement. These shares were valued at $57,000, the market value of the common stock at the date of commitment.

     In January 2002, the Company sold and issued 78,635 shares of its common stock for cash under a private placement agreement approved by the Board of Directors in December 2001, at an average price of $2.75 per share. Under the terms of the agreement, these shares were sold at a 25% discount from market.

     During the three months ended March 31, 2002, the Company issued 150,333 shares of its common stock upon the conversion of warrants at an average conversion price of $1.54 per share.

                         EQUITEX, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
                                   (CONTINUED)

                   THREE MONTHS ENDED MARCH 21, 2002 AND 2001
                                   (UNAUDITED)

6.   STOCKHOLDERS' EQUITY (CONTINUED):

     STOCK OPTIONS AND WARRANTS:

     In January 2002, the Company issued three-year warrants to purchase an additional 53,333 shares of the Company's common stock at prices ranging from $3.50 to $5.00 per share (the market price of the Company's common stock at the date of grant was $3.55) to a holder of the Company's convertible preferred stock. These warrants were valued at $53,000 based upon the Black-Scholes option pricing model. In addition, the Company issued warrants to purchase 20,000 shares of its common stock at prices ranging from $4 to $5 per share (the market price at the date of grant was $3.95 per share) to unrelated parties as additional consideration for convertible promissory notes.

     In March 2002, the Company issued warrants to purchase 300,000 shares of the Company's common stock at $0.50 per share to an employee for services provided to the Company, exercisable for a one-month term. The market price of the Company's common stock at the date of the grant was $1.96 per share. Compensation cost of $438,000 was recorded based on the excess of the quoted market price of the Company's common stock at the date of the grant over the exercise price per share. In March 2002, warrants to purchase 100,000 shares were exercised by the employee. The remaining warrants to purchase 200,000 shares were renewed for an additional one-month period in April 2002, at which time the remaining warrants were exercised.

7.   OPERATING SEGMENTS:

     As of and for the three-month period ended March 31, 2002, segment results were as follows:

                                            Cash
                          Credit card   disbursement   Corporate
                           services       services     activities      Total
                          -----------   -----------   -----------   -----------
                        (Key and Nova)    (Chex)

     Revenues             $ 2,868,884   $ 4,901,490                 $ 7,770,374
     Net loss                (125,928)      (88,017)     (544,283)     (758,228)
     Total assets           3,923,150    26,832,028        57,123    30,812,301

     For the three-month period ended March 31, 2001, the Company operated in only the credit card services segment.

8.   PROPOSED TRANSACTION WITH MONEY CENTERS OF AMERICA, INC. ("MCOA"):

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

                                    ITEM TWO
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION

THIS REPORT MAY CONTAIN CERTAIN "FORWARD-LOOKING" STATEMENTS AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 OR BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE COMPANY'S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE COMPANY'S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AMOUNTS RECEIVABLE FROM NET FIRST NATIONAL BANK, AND FUTURE OPERATIONAL PLANS FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY", "WILL", "EXPECT", "BELIEVE", "ANTICIPATE", "INTENT", "COULD", "ESTIMATE", "MIGHT", OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE COMPANY'S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON THE VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO THE COMPANY'S OPERATIONS, MERGERS OR ACQUISITIONS, GOVERNMENTAL REGULATION, THE VALUE OF THE COMPANY'S ASSETS AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER COMPANY FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated/combined financial statements and notes thereto for the years ended December 31, 2001, 2000 and 1999. The financial results presented for the three months ended March 31, 2002 are those of Key Financial Systems, Inc. ("Key"), Nova Financial Systems, Inc. ("Nova") and Chex Services, Inc. ("Chex") on a consolidated basis with those of Equitex, Inc. The financial results presented for the three months ended March 31, 2001 are those of Key and Nova on a combined basis.

LIQUIDITY AND CAPITAL RESOURCES

For the year 2002, we presently anticipate our liquidity and capital resource needs will be satisfied from cash flows generated from our operating activities. Although the closure of Net First National Bank ("Net First") will reduce cash flows at Key, we have taken immediate actions to rapidly reduce personnel, marketing and other operating costs. Key and Nova will continue other marketing programs and management anticipates implementation of new sales and marketing programs.

Our other operating subsidiary, Chex, anticipates an increase in cash flows in 2002 both from the increase in cash access locations and from the introduction of new products during the year. These products would be complementary to their existing products and services and may include: cashless gaming smart cards, debit cards and customized funds transfer systems for multi-jurisdictional gaming operators. Additionally, included in notes payable related parties is approximately $4.8 million of 12% notes payable by Chex, due through December 2002. Chex is attempting to restructure some of these notes, thereby reducing interest costs and increasing cash flow.

During the quarter ended March 31, 2002, the Company received approximately $406,000 from the exercise of warrants and the issuance of common stock. The Company also received proceeds of approximately $593,000 upon the issuance of short-term notes payable to related parties and repaid approximately $407,000 of other related party notes. During the three months ended March 31, 2002, the Company also redeemed 300 shares of its Series I Preferred Stock for approximately $383,000 in cash.

During the three months ended March 31, 2001, (prior to the acquisition of Key and Nova by the Company) Key and Nova received capital contributions of $1,000,000 and paid dividends to Key and Nova shareholders of $1,400,000.

Other sources available to us that we may utilize include the sale of equity securities through private placements of common and/or preferred stock as well as the exercise of stock options and/or warrants, all of which may cause dilution to our stockholders. We may also be able to borrow funds from related and/or third parties.

RESULTS OF OPERATIONS

REVENUES

Consolidated revenues for the three months ended March 31, 2002 were $7,770,374 compared to combined revenues of $3,653,956 for the three months ended March 31, 2001.

                               REVENUES BY SEGMENT
                               -------------------
Segment                                                  2002           2001
-------                                               ----------     ----------
Credit card services                                  $2,868,884     $3,653,956
Cash disbursement services                             4,901,490              -
                                                      ----------     ----------
                                                      $7,770,374     $3,653,956
                                                      ==========     ==========

CREDIT CARD SERVICES SEGMENT

CREDIT CARD INCOME

Credit card servicing fees, which are the major component of credit card income, and which are Key and Nova's principal source of earnings, are credit card fees assessed on credit card accounts owned by each company's client banks. These include monthly membership fees, late charges, overlimit fees, and return check fees. The fees are paid to Key and Nova under a 100% loan participation agreement with the client bank. Credit card servicing fees for the three months ended March 31, 2002 increased 3.8% to $2,390,626 from the 2001 period. The year-to-date average number of active accounts during 2002 was 101,511 versus 76,683 in 2001, a 32% increase. New accounts have lower revenue per card than accounts that are more seasoned. The new account volume in the three months ended March 31, 2002 was 31,477 compared to 14,141 for the three months ended March 31, 2001, a 123% increase.

Marketing accelerated in May 2001, increasing from 23,646 new accounts added during January through April 2001 to 157,179 added during May through December. An additional 31,477 new accounts were added in 2002. This increase in marketing placed a larger expense burden on Key that normally would be borne by income generated in subsequent periods. Usually a few months lapse before new accounts become profitable, with later per card profits recovering earlier losses on such new cards.

In March of 2001, Key performed a detailed analysis comparing the number of active accounts on file for three months and longer between two different card issuance methodologies. They found a significantly smaller percentage of active accounts on file in relationship to applications for a method implemented in June 2000 versus the method previously used. Though the average credit card income per account was higher using the new method, which required customers to return a signed activation certificate, the number of net remaining accounts was significantly less, thereby reducing the amount of residual income Key would earn over the life of the account relationships. As a result of this analysis, effective April 2001, Key returned to the previous card issuance method which does not require applicants to return a signed activation certificate.

On March 1, 2002, the Office of the Comptroller of the Currency closed Net First National Bank and appointed the FDIC as receiver. Key immediately ceased all marketing and processing of new credit card accounts at the close of business on March 1, 2002. In addition, the FDIC repudiated Key's contract with Net First effective March 4, 2002 and has closed all the credit card accounts subject to Key's contract with Net First. The FDIC's action results in the termination of all future credit card servicing revenues to Key from the Net First portfolio after March 4, 2002. For the year ending December 31, 2001 the Net First portfolio provided 71.3% of the total credit card servicing revenues for Key. The Net First portfolio was projected to represent an even greater percentage of 2002 revenues due to the continuing attrition of the Key Bank & Trust and Merrick Bank portfolios that were originated in 1998 and 1999 and the expected growth in the Net First portfolio. Through February 28, 2002, the Net First portfolio provided $2,121,220 or 85.7% of credit card servicing fees.

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

The provision for losses is the charge to operating earnings that management feels is necessary to maintain the reserve for possible losses at an adequate level. The provision is determined based on growth of the portfolio, the net amount of losses incurred, and management's estimation of losses based on an evaluation of the portfolio risks and economic conditions. For the three months ended March 31, 2002, Key and Nova had a total provision of $118,124 compared to $50,343 for the same period in 2001. This resulted from the significant increase in the Net First portfolio for the first two months in 2002 versus the first three months of 2001. The allowance for losses at March 31, 2002 was $11,768 or 5.1% of credit card receivables, net of unearned income, compared to $183,340 or 25.2% of credit card receivables, net of unearned income, at March 31, 2001. This decrease is attributed to the FDIC's closure of the Net First credit card accounts. Management believes that the reserve for possible losses was adequate to provide for potential losses at March 31, 2002 and 2001.

APPLICATION FEES, NET OF DIRECT MARKETING COSTS

Application fees for the three months ended March 31, 2002 decreased 74% to $317,855 compared to the same period in 2001. Paid applications were 34,910 in the 2002 period compared to 76,602 for the same period in 2001. During the first quarter in 2001 the Company was still using the activation certificate. The lower unit income in 2002 is due to the higher concentration of telemarketing sales in 2002 and the impact of refunds related to December and January sales against the lower new application volume in February and the returns posting after the shutdown by the FDIC with no new sales volume.

With the termination of all marketing for the Net First portfolio effective March 1, 2002, Key anticipates a significant reduction in 2002 application processing income. For 2001, application processing fees totaling $4,213,466 were attributable to the Net First marketing efforts.

OTHER INCOME, NET

Other income for Key and Nova for the three months ended March 31, 2002 was $194,131 compared to $89,109 for the March 31, 2001 period. This income is mostly comprised of other marketing and lead income. Total income in the 2002 period included $99,000 earned under a management agreement with Paragon Water Services, Inc.

Other marketing income was predominantly associated with the Net First portfolio. As previously noted, Key plans to replace some of the lost Net First revenues with other marketing efforts on behalf of new bank clients.

CASH DISBURSEMENT SERVICES SEGMENT

Chex recognizes revenue at the time certain financial services are performed. The effective date of our acquisition of Chex was December 1, 2001, and therefore the revenues of Chex are included for the quarter ended March 31, 2002, but not for the quarter ended March 31, 2001. Chex's revenues are derived from check cashing fees, credit and debit card advance fees, automated teller machine ("ATM") surcharge and transaction fees and other.

Chex cashes personal checks at its cash access locations for fees of between 5 and 6 percent based on its casino contracts. Chex also cashes "other" checks, comprised of tax and insurance refunds, casino employee payroll checks and casino jackpot winnings at a reduced rate. For the three months ended March 31, 2002, Chex cashed over $41 million of personal checks and over $40 million of "other checks". Fees received on these checks were $2,166,701 and $389,669 respectively.

For the quarter ended March 31, 2002 Chex processed over 118,000 credit/debit card transactions with $43 million in advances and earned fees of $1,410,496 on these transactions. Additionally, Chex processed approximately 830,000 ATM transactions and earned commissions or fees of $786,961 on over $81 million of transactions. Additionally, Chex collected fees of $111,056 on returned checks and had other income of $36,607 for the three months ended March 31, 2002.

OPERATING EXPENSES

Total operating expenses for the three months ended March 31, 2002 were $8,510,602 compared to $3,036,026 for the three months ended March 31, 2002. The 2002 period included expenses for the full quarter of Key and Nova, Equitex and Chex Services. The financial statements presented for the quarter ended March 31, 2001 are those of Key and Nova only.

Segment                                                  2002           2001
-------                                               ----------     ----------
Credit card services                                  $2,994,812     $3,036,026
Cash disbursement services                             4,971,507              -
Corporate activities                                     544,283              -
                                                      ----------     ----------
                                                      $8,510,602     $3,036,026
                                                      ==========     ==========

CREDIT CARD SERVICES SEGMENT

Operating expenses for Key and Nova for the three months ended March 31, 2002 increased $320,786 to $2,994,812 from $2,674,026 for the same period in 2001. This operating expense includes increases in personnel related costs of $63,717. This increase is also related to the increase in the average account base. There was an average account base of 101,511 for the three months ended March 31, 2002 compared to 76,683 for the same period in 2001. Additionally, in 2002, there were 10,492 average monthly new accounts compared to 4,714 average monthly new accounts in 2001. This resulted in a higher percentage of newer accounts, the most costly period of the account's life. Third party servicing fees, also affected by the volume increases, increased by $66,217 to $1,348,523 for the three months ended March 31, 2002 compared to $1,282,306 for the three months ended March 31, 2001. Other expenses including occupancy costs increased by $190,852 for the three months ended March 31, 2002 compared to March 31, 2001. The closing of Net First and the shut down of the existing portfolio will have a significant impact in reducing 2002 future operating expenses until such time, if any, that a replacement bank is found. The majority of the operating expenses were directly related to Key's credit card marketing efforts and portfolio servicing responsibilities under the contract with Net First. Effective March 11 2002, Key has eliminated all direct costs associated with the Net First program. In 2001, outside servicing fees of $3,901,764 or 29.5% of total operating costs were incurred on behalf of the Net First portfolio and have ceased effective March 4, 2002. Approximately 85% of personnel and other operating expenses were incurred for the Net First marketing and portfolio servicing functions; therefore Key anticipates significant reduction in these costs in 2002.

CASH DISBURSEMENT SERVICES SEGMENT

Chex operating expenses of $4,971,507 are included for the quarter ending March 31, 2002. Chex expenses were comprised of fees to casinos of $1,476,338, salaries and associated costs of $1,472,759, non-cash stock-based compensation expense of $438,000 related to the issuance of warrants to an employee for services, returned checks of $974,194 (offset by collections of previously written-off checks of $697,816), other general operating expenses of $641,489, interest expense of $385,646 and depreciation and amortization expense of $280,897.

CORPORATE ACTIVITY

Included in the three months ended March 31, 2002 are operating expenses for Equitex of $544,283. These expenses are comprised of selling, general and administrative expenses of $514,283 and stock-based compensation expense of $30,000. Stock-based compensation expense represents non-cash expense related to issuance of common stock and warrants to a third party consultant for services. Included in the selling, general and administrative costs are charges related to a late registration filing regarding the Series I convertible preferred shares of $134,214. Other costs include professional fees of $110,872, salaries and related costs of $87,175, interest cost of $67,795 and other general operating costs of $114,227.

                                   ITEM THREE
             QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Not applicable


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

     During the quarter ended March 31, 2002, the Company issued a total of 237,641 shares of its $0.02 par value common stock, which were not registered under the Securities Act of 1933, in various transactions as described below. For each of the following transactions, the Company relied upon the exemptions from registration provided by Sections 4(6) or 4(2) of the Securities Act and Rule 506 promulgated thereunder based upon (i) representations from each investor that it is an accredited or sophisticated investor with experience in investing in securities such that it could evaluate the merits and risks related to the Company's securities; (ii) that no general solicitation of the securities was made by the Company; (iii) each investor represented to the Company that it was acquiring the securities for its own account and not with a view towards further distribution; (iv) the securities issued were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act; (v) the Company placed appropriate restrictive legends on the certificates representing the securities regarding the restricted nature of these securities; and (vi) prior to completion of the transaction, each investor was informed in writing of the restricted nature of the securities, provided with all information regarding the Company as required under Rule 502 of Regulation D and were given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations. The shares were issued as follows:

     On January 8, 2002, the Company issued 44,006 shares of its $0.02 par value common stock to an accredited investor upon conversion of 100 shares of Series I Preferred valued at $100,000 plus $2,533 in accrued dividends. This represents a conversion price of $2.33 per share.

     On January 23, 2002, the Company issued 15,000 shares of its $0.02 par value common stock to a consultant for services valued at $57,000 or $3.80 per share. The consultant also received 15,000 warrants to purchase 15,000 shares of common stock exercisable at $4.55 per share for a five year period commencing the date of issuance.

     In January 2002, the Company issued in a private placement transaction 78,635 shares of its $.02 par value common stock at a price of $2.75 per share in cash to three accredited investors for total proceeds of $216,246.

     On March 2002, the Company issued 100,000 shares of its $0.02 par value common stock to James P. Welbourn, a director of the Company, pursuant to the exercise of a warrant issued during the month to purchase up to 300,000 shares of common stock for a one month period at an exercise price of $0.50 per share.

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

     On January 7, 2002, the Company filed a Current Report on Form 8-K under Items 2 and 7 reporting the acquisition of Chex Services, Inc.

     On January 29, 2002, the Company filed a Current Report on Form 8-K under
Item 4 reporting a change in the Company's certifying accountant.

     On January 30, 2002, the Company filed a Current Report on Form 8-K/A under
Item 4 reporting a change in the Company's certifying accountant, which amended the report filed on January 29, 2002.

     On March 6, 2002, the Company filed a Current Report on Form 8-K/A under items 2 and 7, which amended the report filed on January 7, 2002, to include the audited financial statements of Chex Services, Inc. for the years ended December 31, 2000 and 1999 along with unaudited financial statements for the nine month periods ended September 30, 2001 and 2000. Also included in the filing were the unaudited pro forma condensed consolidated balance sheet as of September 30, 2001, the unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 2000, and the unaudited pro forma condensed consolidated statement of operations for the nine months ended September 30, 2001, reflecting the acquisition of Chex Services, Inc. by the Company, and including the notes to the unaudited pro forma financial statements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Equitex, Inc.
                                     (Registrant)



Date: May 15, 2002                   By:/s/ Henry Fong
                                        ---------------------------------------
                                        Henry Fong
                                        President, Treasurer and
                                        Chief Financial Officer