Form 10-Q
period 2002-06-30
EQUITEX INC
filed 2002-08-14
CIK 716101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2002


             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________to_________


                           Commission File No. 0-12374


                                  EQUITEX, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



Delaware                                                              84-0905189
-------------------------------                                     ------------
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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding at August 14, 2002: 22,905,988

                         EQUITEX, INC. AND SUBSIDIARIES



PART I   FINANCIAL INFORMATION                                                             Page
                                                                                           ----

         Item 1.  Financial statements:

                  Independent accountants' report                                             3

                  Condensed consolidated balance sheets - June 30, 2002 (unaudited)
                  and December 31, 2001                                                   4 - 5

                  Condensed consolidated/combined statements of operations-
                  three and six months ended June 30, 2002 and 2001 (unaudited)               6

                  Condensed consolidated statement of changes in stockholders'
                  equity - six months ended June 30, 2002 (unaudited)                     7 - 8

                  Condensed consolidated/combined statements of cash
                  flows - six months ended June 30, 2002 and 2001 (unaudited)            9 - 10

                  Notes to condensed consolidated/combined financial statements         11 - 21

         Item 2.  Management's discussion and analysis of financial
                  condition and results of operations                                   22 - 27

         Item 3.  Quantitative and qualitative disclosures of market risk                    28

PART II    OTHER INFORMATION

         Item 1.  Legal proceedings                                                          28

         Item 2.  Changes in securities and use of proceeds                             28 - 29

         Item 3.  Defaults upon senior securities                                            29

         Item 4.  Submission of matters to a vote of security holders                        29

         Item 5.  Other information                                                          29

         Item 6.  Exhibits and reports on Form 8-K                                           29

                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors
Equitex, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Equitex, Inc. and subsidiaries as of June 30, 2002, and the related condensed consolidated/combined statements of operations and cash flows for the three-month and six-month periods ended June 30, 2002 and 2001, and the related condensed consolidated statement of stockholders' equity for the six months ended June 30, 2002. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated/combined financial statements as of June 30, 2002, and for the three-month and six-month periods ended June 30, 2002 and 2001, for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated/combined statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated April 10, 2002, except for note 9, as to which the date is April 12, 2002, we expressed an unqualified opinion on those consolidated/combined financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
August 12, 2002

                        EQUITEX, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                  June 30,    December 31,
                                                                   2002           2001
                                                                -----------   -----------
                                                                (Unaudited)
Current assets:
  Cash and cash equivalents                                     $ 7,177,808   $ 7,830,426
  Accounts receivable, net                                        5,283,354     4,181,392
  Credit card receivables, net (Note 3)                             207,940     1,493,481
  Other receivables (Note 4)                                        719,239     6,435,060
  Current portion of notes receivable, related parties              586,194       563,460
  Prepaid expenses and other                                        464,952       577,288
                                                                -----------   -----------
   Total current assets                                          14,439,487    21,081,107
                                                                -----------   -----------

Receivable from FDIC, as receiver for Net First National Bank     2,176,009
Notes receivable, related parties, net                            1,166,367     1,146,375
Property, equipment and leaseholds                                1,134,440     1,180,258
Deferred tax asset                                                1,380,000     1,380,000
Intangible assets                                                 4,496,840     4,925,415
Goodwill                                                          5,636,000     5,636,000
                                                                -----------   -----------
                                                                 15,989,656    14,268,048
                                                                -----------   -----------
                                                                $30,429,143   $35,349,155
                                                                ===========   ===========

                                  (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            June 30,      December 31,
                                                                              2002            2001
                                                                          ------------    ------------
                                                                          (Unaudited)
Current liabilities:
  Accounts payable                                                        $  1,211,330    $  1,819,555
  Accrued expenses and other liabilities, including
    related party accruals of $162,000 and $83,000                           1,512,191         827,065
  Accrued liability on casino contracts                                        740,136         517,805
  Notes payable, related parties                                             5,585,407       5,225,241
  Line of credit, notes and loans payable                                    7,624,698       8,574,310
  Current portion of long-term debt                                            427,131         527,754
  Due to credit card holders (Note 4)                                          615,087       5,056,668
                                                                          ------------    ------------
   Total current liabilities                                                17,715,980      22,548,398
                                                                          ------------    ------------
  Long-term debt, related parties, net of current portion                                      232,200
                                                                          ------------    ------------
   Total liabilities                                                        17,715,980      22,780,598
                                                                          ------------    ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock; 2,000,000 shares authorized:
    Series D, 6%; stated value $1,000 per share; 725 shares issued
     and outstanding; liquidation preference $982,000                          725,000         725,000
    Series G, 6%; stated value $1,000 per share; 650 and 900 shares issued and outstanding at June 30, 2002 and December 31, 2001,
     respectively; liquidation preference $904,000                             650,000         900,000
    Series I, 6%; stated value $1,000 per share; 2,260 and 2,660 shares issued and outstanding at June 30, 2002 and December 31, 2001,
     respectively; liquidation preference $3,018,000                         2,260,000       2,660,000
  Common stock, $0.02 par value; 50,000,000 shares authorized;
    22,395,361 and 21,244,797 shares issued; 22,190,366 and 21,211,447 shares outstanding at June 30, 2002 and December 31, 2001,
    respectively                                                               447,907         424,896
  Common stock and warrants to be issued                                       750,485         750,485
  Deferred compensation cost                                                   (58,000)
  Additional paid-in capital                                                11,424,833       9,754,252
  Accumulated deficit                                                       (3,322,725)     (2,532,039)
  Less treasury stock at cost (204,995 and 33,350 common shares at
   June 30, 2002 and December 31, 2001, respectively)                         (164,337)       (114,037)
                                                                          ------------    ------------
    Total stockholders' equity                                              12,713,163      12,568,557
                                                                          ------------    ------------
                                                                          $ 30,429,143    $ 35,349,155
                                                                          ============    ============

       See notes to condensed consolidated/combined financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED/COMBINED STATEMENTS OF OPERATIONS

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                   (UNAUDITED)

                                                                  Three months ended June 30,      Six months ended June 30,
                                                                     2002            2001            2002            2001
                                                                 ------------    ------------    ------------    ------------
Credit card income, net of provision for losses                  $    203,505    $  2,326,738    $  2,560,403    $  4,673,652
Application fees, net of direct marketing costs, including
  related party costs of $893,742 and $1,545,639 for the three
  months and six months ended June 30, 2001, respectively              34,935       1,013,005         352,789       2,230,938
Fee revenue                                                         5,071,393                       9,972,883
Other                                                                 457,028          91,702         651,159         180,811
                                                                 ------------    ------------    ------------    ------------
       Total revenues                                               5,766,861       3,431,445      13,537,234       7,085,401
                                                                 ------------    ------------    ------------    ------------

Third party servicing fees                                            113,348       1,418,562       1,461,871       2,700,868
Fees paid to casinos                                                1,670,864                       3,147,202
Salaries, wages and employee benefits                               1,825,905       1,223,285       4,434,456       2,208,185
Stock-based compensation                                               46,000                         514,000
Other operating expenses                                            1,616,772         230,349       3,688,062         999,169
Interest expense:
  Related parties                                                     173,835                         335,479
  Other                                                               221,876                         490,425
  Preferred stock penalties                                           129,600                         263,600
Interest income, related parties                                      (16,882)                        (43,175)
                                                                 ------------    ------------    ------------    ------------
                                                                    5,781,318       2,872,196      14,291,920       5,908,222
                                                                 ------------    ------------    ------------    ------------
Income (loss) before income taxes                                     (14,457)        559,249        (754,686)      1,177,179
Income tax expense                                                     18,000         117,500          36,000
                                                                 ------------    ------------    ------------    ------------
Net income (loss)                                                     (32,457)        441,749        (790,686)      1,177,179
Additional warrants issued to preferred stockholders                                                  (53,000)
Redemption of convertible preferred stock  in excess
  of beneficial conversion features                                                                    86,000
Deemed preferred stock dividends                                      (85,000)                       (171,000)
                                                                 ------------    ------------    ------------    ------------
Net income (loss) applicable to common stockholders              $   (117,457)   $    441,749    $   (928,686)   $  1,177,179
                                                                 ============    ============    ============    ============
Basic and diluted net income (loss) per common share             $      (0.01)   $       0.05    $      (0.04)   $       0.13
                                                                 ============    ============    ============    ============
Weighted average number of common shares outstanding               21,863,680       8,903,730      21,662,131       8,903,730
                                                                 ============    ============    ============    ============

       See notes to condensed consolidated/combined financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 2002

                                   (UNAUDITED)

                                                  Convertible preferred stock          Common stock
                                                   --------------------------    -------------------------
                                                                                                              Treasury
                                                     Shares          Amount        Shares         Amount        stock
                                                   -----------    -----------    -----------   -----------   -----------
Balances, January 1, 2002                                4,285    $ 4,285,000     21,244,797   $   424,896   $  (114,037)

Exercises of warrants for common stock                                               370,333         7,407

Warrants issued to an employee for services

Issuance of common stock under a private
  placement agreement (net of offering costs)                                         78,635         1,573

Issuance of common stock for cash                                                    331,151         6,623

Purchase of shares of common stock by subsidiary                                                                 (50,300)

Redemption of Series I preferred stock for cash           (300)      (300,000)

Conversion of Series G preferred stock to
 common stock                                             (250)      (250,000)       178,444         3,569

Conversion of Series I preferred stock to
  common stock                                            (100)      (100,000)        44,006           880

Conversion of promissory notes to common stock                                       119,662         2,392

Agreements to issue common stock and warrants for services

Issuance of common stock and warrants under
  deferred compensation agreement                                                     28,333           567

Amortization of deferred compensation cost

Issuance of additional warrants to preferred
  stockholders                                                        (53,000)

Amortization of additional warrants issued to
  preferred stockholders                                               53,000

Beneficial conversion feature and warrants attached to convertible promissory notes

Net loss
                                                   -----------    -----------    -----------   -----------   -----------
Balances, June 30, 2002                                  3,635    $ 3,635,000     22,395,361   $   447,907   $  (164,337)
                                                   ===========    ===========    ===========   ===========   ===========

                                  (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                         SIX MONTHS ENDED JUNE 30, 2002

                                   (UNAUDITED)

                                                  Common stock      Deferred      Additional                     Total
                                                  and warrants    compensation     paid-in     Accumulated   stockholders'
                                                  to be issued        cost         capital       deficit        equity
                                                   -----------    -----------    -----------   -----------    -----------

Balances, January 1, 2002                          $   750,485    $      --      $ 9,754,252   $(2,532,039)   $12,568,557

Exercises of warrants for common stock                                               303,593                      311,000

Warrants issued to an employee for services                                          438,000                      438,000

Issuance of common stock under a private
  placement agreement (net of offering costs)                                        203,675                      205,248

Issuance of common stock for cash                                                    163,677                      170,300

Purchase of shares of common stock by subsidiary                                                                  (50,300)

Redemption of Series I preferred stock for cash                                      (82,867)                    (382,867)

Conversion of Series G preferred stock to
  common stock                                                                       246,431

Conversion of Series I preferred stock to
  common stock                                                                        99,120

Conversion of promissory notes to common stock                                       100,519                      102,911

Agreements to issue common stock and warrants
  for services                                         134,000       (134,000)

Issuance of common stock and warrants under
  deferred compensation agreement                     (134,000)                      143,433                       10,000

Amortization of deferred compensation cost                             76,000                                      76,000

Issuance of additional warrants to preferred
  stockholders                                                                        53,000

Amortization of additional warrants issued to
  preferred stockholders                                                             (53,000)

Beneficial conversion feature and warrants
  attached to convertible promissory notes                                            55,000                       55,000

Net loss                                                                                          (790,686)      (790,686)
                                                   -----------    -----------    -----------   -----------    -----------
Balances, June 30, 2002                            $   750,485    $   (58,000)   $11,424,833   $(3,322,725)   $12,713,163
                                                   ===========    ===========    ===========   ===========    ===========

       See notes to condensed consolidated/combined financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                   (UNAUDITED)

                                                                             2002            2001
                                                                          -----------    -----------
Cash flows provided by operating activities:
Net income (loss)                                                         $  (790,686)   $ 1,177,179
                                                                          -----------    -----------
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Provision for losses                                                        116,065        205,345
  Depreciation and amortization                                               633,770         53,903
  Beneficial conversion features on convertible promissory notes               40,000
  Amortization of discount on convertible promissory notes                     42,700
  Stock-based compensation expense                                            514,000
  Changes in assets and liabilities:
   Increase in accounts receivable                                         (1,101,962)
   Increase in other receivables                                             (545,750)      (252,892)
   Decrease in other assets                                                   112,336        617,710
   Increase in due to credit card holders                                     793,978        437,364
   Increase (decrease) in accounts payable and accrued liabilities            837,166       (277,714)
                                                                          -----------    -----------
Total adjustments                                                           1,442,303        783,716
                                                                          -----------    -----------
Net cash provided by operating activities                                     651,617      1,960,895
                                                                          -----------    -----------

Cash flows from investing activities:
   Net increase in credit card receivables                                   (518,455)      (477,816)
   Purchases of furniture, fixtures and equipment                            (130,177)       (74,399)
   Issuance of related party notes receivable                                (267,551)
   Repayment of related party notes receivable                                 24,825
                                                                          -----------    -----------
Net cash used in investing activities                                        (891,358)      (552,215)
                                                                          -----------    -----------

Cash flows from financing activities:
   Capital contributions to Key and Nova                                                   1,000,000
   Dividends paid to Key and Nova shareholders                                            (2,000,000)
   Redemption of Series I preferred stock for cash                           (382,867)
   Proceeds from the exercise of warrants                                     321,000
   Proceeds from common stock private placement (net of offering costs)       375,548
   Purchase of Equitex shares for treasury                                    (50,300)
   Increase in deferred costs                                                 (29,200)
   Issuance of notes payable, related parties and other                     1,669,152
   Repayment of notes payable, related parties and other                   (1,345,748)
   Net payments on line of credit                                            (970,462)
                                                                          -----------    -----------
Net cash used in financing activities                                        (412,877)    (1,000,000)
                                                                          -----------    -----------

                                  (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                   (UNAUDITED)

                                                                              2002            2001
                                                                           -----------    -----------

(Decrease) increase in cash and cash equivalents                              (652,618)       408,680
Cash and cash equivalents, beginning                                         7,830,426         73,612
                                                                           -----------    -----------
Cash and cash equivalents, ending                                          $ 7,177,808    $   482,292
                                                                           ===========    ===========

Supplemental disclosure of cash flow information:

 Cash paid for interest                                                    $   713,063
                                                                           ===========

 Cash paid for taxes                                                       $     5,500
                                                                           ===========

Supplemental disclosure of non-cash investing and financing activities:

  Conversion of preferred stock to common stock                            $   350,000
                                                                           ===========

  Warrants attached to convertible promissory notes                        $    15,000
                                                                           ===========

  Amortization of additional warrants issued to preferred
   stockholders                                                            $    53,000
                                                                           ===========

  Deferred compensation agreement entered into with a consultant           $    72,000
                                                                           ===========

  Related party note receivable exchanged for related party note payable   $   200,000
                                                                           ===========

  Conversion of promissory notes to common stock                           $   100,000
                                                                           ===========

  Reclassification of receivables due from Net First and liabilities due to Net First card holders to a net receivable due from the FDIC:

   Credit card receivables, net                                            $ 1,687,931
   Other receivables                                                         6,261,571
   Accounts payable                                                           (537,934)
   Due to credit card holders                                               (5,235,559)
                                                                           -----------
   Receivable from FDIC, as receiver for Net First                         $ 2,176,009
                                                                           ===========

       See notes to condensed consolidated/combined financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, BASIS OF PRESENTATION, RECENT EVENTS AND MANAGEMENT'S PLANS:

   INTERIM FINANCIAL STATEMENTS:

   The condensed consolidated/combined interim financial statements of Equitex, Inc. and subsidiaries (the "Company") for the three-month and six-month periods ended June 30, 2002 and 2001 have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of June 30, 2002, and for the periods ended June 30, 2002 and 2001 have been made. Except as described below, those adjustments consist only of normal and recurring adjustments.

   Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated/combined financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company's Form 10-K annual report filed with the Securities and Exchange Commission ("SEC") on April 15, 2002. The results of operations for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

   BASIS OF PRESENTATION:

   The accompanying financial statements present the consolidated financial position of Equitex, Inc. and its wholly-owned subsidiaries, Key Financial Systems, Inc. ("Key"), Nova Financial Systems, Inc. ("Nova") and Chex Services, Inc. ("Chex") as of June 30, 2002 and December 31, 2001, and the results of operations and cash flows of the Company for the three-month and six-month periods ended June 30, 2002. The financial statements presented for the three-month and six-month periods ended June 30, 2001 consist of the combined statements of operations and cash flows of Key and Nova. The combined statements of operations for the three-month and six-month periods ended June 30, 2001 and the combined statement of cash flows for the six months ended June 30, 2001 have been derived from the unaudited statements of operations and cash flows of Key and Nova for the three-month and six months periods ended June 30, 2001. All significant intercompany accounts and transactions have been eliminated in consolidation/combination.

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

                         EQUITEX, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, BASIS OF PRESENTATION, RECENT EVENTS AND MANAGEMENT'S PLANS (CONTINUED):

   BASIS OF PRESENTATION (CONTINUED):

   The following unaudited pro forma information reflects the historical Key and Nova net income and per share amounts adjusted for the impact of the current C corporation status and equity structure of the Company for the three-month and six-month periods ended June 30, 2001:

                                                                  Three Months   Six Months
                                                                     Ended         Ended
                                                                 June 30, 2001 June 30, 2001
                                                                  -----------   -----------

      Net income, as reported                                     $   442,000   $ 1,177,000
      Net income, pro forma                                       $   267,000   $   712,000
      Net income applicable to common stockholders, as reported   $   442,000   $ 1,177,000
      Net income applicable to common stockholders, pro forma     $   236,000   $   429,000
      Basic and diluted net income per common share, as reported  $      0.05   $      0.13
      Basic and diluted net income per common share, pro forma    $      0.02   $      0.04

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

   On March 4, 2002, the Federal Deposit Insurance Corporation ("FDIC") notified the Company that it had been appointed receiver of all funds due from Net First to Key. As receiver, the FDIC elected to disaffirm, to the full extent, all contracts Key was a party to with Net First. On March 10, 2002, the Company was made aware that the FDIC was notifying Net First credit card holders that their accounts were to be closed, and accordingly, Key would not be able to transfer the existing PAY AS YOU GO credit card portfolio to a successor financial institution. The Company is actively pursuing collection of the credit card and other receivables from the FDIC.

   On March 14, 2002, the Company signed a letter of intent to utilize its resources to develop a credit card program for an existing financial institution; however, completion of this transaction was subject to further due diligence, negotiation of a definitive agreement, and necessary state and/or Federal regulatory and other approvals. During the quarter ended June 30, 2002, based on its due diligence, the Company concluded that a transaction with this financial institution will not occur.

                         EQUITEX, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, BASIS OF PRESENTATION, RECENT EVENTS AND MANAGEMENT'S PLANS (CONTINUED):

   RECENT EVENTS AND MANAGEMENT'S PLANS (CONTINUED):

   In April 2002, the Company's Board of Directors approved plans to prepare and file an application to become a bank holding company. In addition, the Company entered into an agreement with an individual to assist the Company in obtaining a state or national bank charter (Note 5). During the quarter ended June 30, 2002, the Company continued its efforts to apply for a bank charter and determined that a Florida state banking charter would be the most advantageous for the Company's intended lines of business. The Company has selected a prospective branch location and a bank name and is in the process of preparing internal policies and procedures and pro forma financial information and capital statements for submission to Florida banking regulators. The Company has also begun to interview prospective Senior Executive Officers and Directors. The Company plans on working closely with each of the appropriate regulatory agencies in the application process.

   On June 25, 2002, the Company announced that it would be forming a new subsidiary to develop and market a prepaid re-loadable stored value card program. Stored value cards offer a convenient alternative to customers, particularly immigrants, who choose not to utilize traditional bank accounts due to language barriers and apprehension. Initially, the Company intends to focus on the development of marketing programs targeting various immigrant populations that utilize international fund remittance services to transfer funds.

   On June 27, 2002, the Company announced it had signed a non-binding memorandum of understanding ("MOU"), with Paymaster (Jamaica) Limited ("Paymaster Jamaica") to form a jointly-owned and operated company to replicate Paymaster Jamaica's financial services business model throughout the Caribbean, North America and ultimately, worldwide. On August 8, 2002, the Company announced that the MOU was formalized into a binding agreement. Under the terms of the agreement, at the time of closing, the Company is to provide a capital advance to Paymaster Jamaica that may be converted into stock of a newly formed subsidiary, Paymaster Worldwide, Inc. ("PWI"). PWI will be equally and jointly owned by the Company and Paymaster Jamaica. PWI's purpose is to replicate the Paymaster Jamaica business model. Additionally, the Company, through its newly formed subsidiary announced June 25, 2002, will market a proprietary stored value card program, with its initial focus to be the international funds remittance business between the United States and Jamaica.

   On August 12, 2002, the Company announced that Chex executed an agreement with a banking institution to issue stored value cards. Chex will primarily function as an independent marketing agent. The agreement will allow the Company to provide stored value cards to support the agreements with Paymaster Jamaica, described above. In addition, Chex clients can utilize the card for check cashing and other cash access services at its casino and other gaming locations. Also, Chex will be marketing the cards to its gaming establishment customers as an alternative for employee payroll and other cash disbursement needs.

                         EQUITEX, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, BASIS OF PRESENTATION, RECENT EVENTS AND MANAGEMENT'S PLANS (CONTINUED):

   RECENT EVENTS AND MANAGEMENT'S PLANS (CONTINUED):

   In July 2002, the Company received a notice from the NASDAQ Stock Market
     ("NASDAQ") notifying the Company that for the last 30 consecutive trading days the price of the Company's common stock closed below $1.00, the minimum per share requirement for continued inclusion under a Marketplace Rule (the "Rule"). Under the Rule, the Company is provided 180 calendar days, or until January 14, 2003, to regain compliance. If anytime before January 14, 2003, the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, the Company is to receive written notification that the Company is compliant.

   If the Company does not meet the required criteria by January 14, 2003, a determination will be made whether the Company meets initial listing criteria. If the Company does, it will be granted an additional 180 calendar days to demonstrate compliance of the $1.00 minimum closing bid price for 10 consecutive trading days. Initial inclusion criteria requires the issuer to have (i) stockholders' equity of $5 million, (ii) market value of listed securities of $50 million, or (iii) net income from continuing operations of $750,000 in the most recently completed fiscal year or in two of the last three completed fiscal years. As of June 30, 2002, the Company's balance sheet reflects stockholders' equity of $12,713,163.

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

   All of the Company's goodwill and identifiable intangible assets were acquired in the Chex acquisition. The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS No. 142") in its entirety January 1, 2002. In accordance with SFAS 142, the Company completed the initial transitional goodwill impairment test during the six months ended June 30, 2002, and determined that no impairment to goodwill exists at June 30, 2002. The Company also adopted the provisions of SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS effective January 1, 2002. The Company does not believe any impairment has occurred to its long-lived assets at June 30, 2002.

                         EQUITEX, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

2. ACQUISITION OF CHEX (CONTINUED):

   The following unaudited pro forma financial information for the three-month and six-month periods ended June 30, 2001, gives effect to the above acquisition as if it had occurred at the beginning of the period. The unaudited pro forma results of operations for 2001 include amortization of identifiable intangible assets, but do not include any amortization of goodwill, pursuant to recently issued accounting standards.

                                                 Three months       Six months
                                                    ended             ended
                                                June 30, 2001     June 30, 2001
                                                 ------------     ------------

   Revenue                                       $  7,370,000     $ 14,404,000
   Net income                                    $    227,000     $    755,000
   Net income applicable to common shareholders  $    227,000     $    755,000
   Basic net income per common share             $       0.02     $       0.07
   Diluted net income per common share           $       0.02     $       0.06
   Shares used in basic per share calculation      10,895,731       10,895,731
   Shares used in diluted per share calculation    11,625,731       11,625,731

3. CREDIT CARD RECEIVABLES:

   The composition of credit card receivables at June 30, 2002 and December 31, 2001 is as follows:

                                                   June 30,        December 31,
                                                     2002              2001
                                                 ------------      ------------

   Credit card receivables                       $  1,853,841      $ 57,289,378
   Refundable reservation fees                     (1,641,140)      (55,587,827)
                                                 ------------      ------------
                                                      212,701         1,701,551
   Less allowance for losses                            4,761           208,070
                                                 ------------      ------------

                                                 $    207,940      $  1,493,481
                                                 ============      ============

   In addition, at June 30, 2002, credit card receivables of approximately
     $1,219,000 are due from the FDIC, as receiver for Net First.

   Changes in the allowance for losses for the three-month and six-month periods ended June 30, 2002 and 2001, and for the year ended December 31, 2001 are as follows:

                                          Three months ended        Six months ended
                                               June 30,                  June 30,
                                       -----------------------   -----------------------  December 31,
                                          2002         2001         2002          2001        2001
                                       ----------   ----------   ----------   ----------   ----------
   Balances, beginning of period       $   11,768   $  183,341   $  208,070   $  254,086   $  254,086
   Provision for (recovery of) losses      (2,059)     155,002      116,065      205,345      416,080
   Amounts charged-off                     (4,948)    (120,422)    (161,030)    (241,510)    (462,096)
   Allowance netted with receivable
    from FDIC                                                      (158,344)
                                       ----------   ----------   ----------   ----------   ----------
   Balances, end of period             $    4,761   $  217,921   $    4,761   $  217,921   $  208,070
                                       ==========   ==========   ==========   ==========   ==========

                         EQUITEX, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

4. OTHER RECEIVABLES:

   The composition of other receivables at June 30, 2002 and December 31, 2001 is as follows:

                                                     June 30,       December 31,
                                                       2002             2001
                                                   -----------      -----------

   Due from Net First                                               $ 5,490,915
   Due from Key Bank & Trust                       $    45,256          233,907
   Due from Merrick Bank                               509,910          689,946
   Other                                               164,073           20,292
                                                   -----------      -----------
                                                   $   719,239      $ 6,435,060
                                                   ===========      ===========

   In connection with the closure of Net First on March 4, 2002, receivables previously due from Net First have been reduced in connection with the related reduction in the payable to credit card holders.

5. COMMITMENTS AND CONTINGENCIES:

   LITIGATION:

   In August 2000, William G. Hays, Jr., liquidating agent for RDM Sports Group,
     Inc. and related debtors, filed an adversary proceeding against Equitex, Smith Gambrell and Russell, LLP, David J. Harris, P.C. and David J. Harris, in the United States Bankruptcy Court for the Northern District of Georgia, Newnan Division, and Adversary Proceeding No. 00-1065. The liquidating agent alleges that the Company breached its October 29, 1987, consulting agreement with RDM, breached fiduciary duties allegedly owed to RDM, and that Equitex is liable for civil conspiracy and acting in concert with directors of RDM. The liquidating agent is seeking unspecified compensatory and punitive damages, along with attorney's fees, costs and interest. On April 2, 2001, the court granted Equitex's motion to enforce the arbitration clause contained in the consulting agreement. Because this matter is in the preliminary stages and no arbitration date has been set, it is too early to predict the outcome of this matter. In connection with the Company's distribution of its assets and liabilities to Equitex 2000 on August 6, 2001, Equitex 2000 has agreed to indemnify the Company and assume defense in this matter, as well as certain other legal actions existing at August 6, 2001. Although the Company believes this lawsuit is without merit, there is no assurance of a favorable outcome. The costs to defend this matter may be material, and an unfavorable outcome may have a material adverse effect on the Company should Equitex 2000 not be in a position to fulfill its indemnification to the Company for any losses that may be incurred.

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

                         EQUITEX, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

5. COMMITMENTS AND CONTINGENCIES (CONTINUED):

   CONTINGENCIES:

   The Company's credit card receivables were initiated under membership terms with VISA and MasterCard. Modification of these terms by VISA and MasterCard could adversely affect operating results. At June 30, 2002, receivables of at least $2,176,000 were due from Net First. This amount could be higher based on a final determination and analysis of the amount owed. The Company is pursuing collection of these receivables from the FDIC, and management believes that the collection of this balance is probable.

   CONSULTING AGREEMENTS:

   In January 2002, the Company entered into a consulting agreement for financial services in exchange for 15,000 shares of common stock and warrants to purchase an additional 15,000 shares of common stock at an exercise price equal to 120% of the closing bid price of the Company's common stock at the date of the agreement. At the date of commitment, total compensation expense was estimated to be approximately $72,000, which is being recognized as the performance criteria are satisfied. The Company has recognized $66,000 of expense through June 30, 2002.

   In April 2002, the Company entered into a consulting agreement with an individual to assist the Company in obtaining a state or national bank charter. Pursuant to the agreement, the Company issued warrants to purchase 100,000 shares of common stock to the consultant at $0.75 per share (the market value of the Company's common stock was $0.99 per share at the date of the agreement). The warrants were valued at approximately $62,000 based upon the Black-Scholes option pricing model at the date of commitment. In addition, upon the successful completion of the consultant's undertaking, as defined, the Company is to issue additional shares of common stock based on the gross initial capitalization of the chartered bank, as defined. Compensation expense relating to the common stock is to be recognized as the performance criteria are satisfied. The Company has recognized $10,000 of expense during the three months ended June 30, 2002.

6. STOCKHOLDERS' EQUITY:

   SERIES D CONVERTIBLE PREFERRED STOCK:

   The Series D Preferred Stock is convertible, together with any cumulative unpaid dividends, at any time into shares of the Company's common stock at a conversion price equal to 65% of the average closing bid price of the Company's common stock as specified in the agreement.

   The holder of each share of Series D convertible preferred stock is entitled to a 6% cumulative annual dividend, payable quarterly. Dividends are payable in cash or, at the Company's option, in shares of the Company's common stock. The Series D Preferred Stock contains a liquidation preference equal to the sum of the stated value of each share plus an amount equal to 130% of the stated value plus the aggregate of all cumulative unpaid dividends on each share of Series D Preferred Stock until the most recent dividend payment date or date of liquidation, dissolution or winding up of the Company.

                         EQUITEX, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

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

   During the six months ended June 30, 2002, 250 shares of Series G Preferred
     Stock, plus cumulative unpaid dividends of $21,284, were converted into 178,444 shares of common stock at average conversion prices of $.64 to $2.31 per share.

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

                         EQUITEX, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

6. STOCKHOLDERS' EQUITY (CONTINUED):

   SERIES I CONVERTIBLE PREFERRED STOCK (CONTINUED):

   The Series I Preferred Stock is subject to a registration rights agreement, which provides that the Company will use its best efforts to register the common stock underlying the Series I Preferred Stock and the common stock underlying the warrants within a specified time period. If a registration statement covering of these shares is not declared effective within 180 days from the issuance of the Series I Preferred Stock, the Company is subject to penalties equal to 2% of the purchase price of the stock. If a registration statement is not declared effective within 210 days from the issuance of the Series I Preferred Stock, the Company is subject to penalties equal to 4% of the purchase price of the stock increasing 1% per month until the registration statement is declared effective by the SEC. Because a registration statement had not been declared effective by the stipulated date, the Company incurred approximately $263,600 in penalties through June 30, 2002, which is reflected in a liability account on the Company's balance sheet as of June 30, 2002. The penalties are payable in cash. On May 3, 2002, the Company filed a Form S-3/A with the SEC to register the shares underlying the Series I Preferred Stock. The registration statement was declared effective by the SEC on May 30, 2002, and accordingly, the Company will not incur any additional penalties.

   In January 2002, 100 shares of Series I Preferred Stock, plus cumulative unpaid dividends of $2,533, were converted into 44,006 shares of common stock, at an average conversion price of $2.33 per share.

   In January 2002, the Company redeemed 300 shares of Series I Preferred Stock, plus cumulative unpaid dividends of $7,867, for $382,867. The redemption price was less than the amount originally allocated to the beneficial conversion feature, and as a result, loss applicable to common stockholders was reduced by $86,000 for the six months ended June 30, 2002.

   ISSUANCES OF COMMON STOCK:

   In January 2002, the Company sold 78,635 shares of common stock for cash under a private placement agreement approved by the Board of Directors in December 2001, at an average price of $2.75 per share. Under the terms of the agreement, these shares were sold at a 25% discount from market.

   In March 2002, the Company issued 15,000 shares of common stock to a consultant for services rendered under a deferred compensation agreement. These shares were valued at $57,000, the market value of the common stock at the date of commitment.

   In April 2002, the Company sold 83,333 shares of its common stock for cash under a private placement agreement approved by the Board of Directors in April 2002, at $1.20 per share. Under the terms of the agreement, these shares were sold at market value.

   In May 2002, convertible promissory notes of $100,000, plus accrued interest of $2,910, were converted into 119,662 shares of common stock at an average conversion price of $0.86 per share.

                         EQUITEX, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

6. STOCKHOLDERS' EQUITY (CONTINUED):

   ISSUANCES OF COMMON STOCK (CONTINUED):

   In June 2002, the Company sold 247,818 shares of common stock for cash under a private placement agreement approved by the Board of Directors in June 2002, at an average price of $0.55 per share. Under the terms of the agreement, these shares were sold at market value.

   During the six months ended June 30, 2002, the Company issued 383,666 shares of common stock upon the conversion of warrants at an average conversion price of $0.84 per share.

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

7. OPERATING SEGMENTS:

   As of and for the three-month and six-month periods ended June 30, 2002, and 2001, the segment results were as follows:

   Three Months Ended June 30, 2002:
   ---------------------------------
                                         Cash
                      Credit card     disbursement    Corporate
                        services        services      activities        Total
                      ------------   ------------   ------------   ------------
                     (Key and Nova)      (Chex)

   Revenues           $    695,468   $  5,071,393                  $  5,766,861
   Net income (loss)        70,006        378,115   $   (480,578)       (32,457)

                         EQUITEX, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


7. OPERATING SEGMENTS (CONTINUED):

   Six Months Ended June 30, 2002:
   -------------------------------
                                         Cash
                      Credit card     disbursement    Corporate
                        services        services      activities        Total
                      ------------   ------------   ------------   ------------
                     (Key and Nova)      (Chex)

Revenues              $  3,564,351   $  9,972,883                  $ 13,537,234
Net income (loss)          (55,923)       290,098   $ (1,024,861)      (790,686)
Total assets             4,036,510     26,220,824        171,809     30,429,143

   For the three-month and six-month periods ended June 30, 2001, the Company operated in only the credit card services segment.

8. PROPOSED TRANSACTION WITH MONEY CENTERS OF AMERICA, INC. ("MCOA"):

   In September 2001, the Company signed a letter of intent to acquire MCOA, the effectiveness of which was subject to completion and acceptance of customary due diligence, negotiation and execution of a definitive agreement and other customary conditions. Based on due diligence performed by the Company to date, the Company has determined it will not proceed with this transaction as contemplated by the Letter of Intent.

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

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated/combined financial statements and notes thereto for the years ended December 31, 2001, 2000 and 1999. The financial results presented for the three and six months ended June 30, 2002, are those of Key Financial Systems, Inc. ("Key"), Nova Financial Systems, Inc. ("Nova") and Chex Services, Inc. ("Chex") on a consolidated basis with those of Equitex, Inc. The financial results presented for the three and six months ended June 30, 2001, are those of Key and Nova on a combined basis.

LIQUIDITY AND CAPITAL RESOURCES

For the year ending December 31, 2002, we presently anticipate our liquidity and capital resource needs will be satisfied from cash flows generated from our operating activities. Although the closure of Net First National Bank ("Net First") will reduce cash flows at Key, we have taken immediate actions to rapidly reduce personnel, marketing and other operating costs. Key and Nova will continue other marketing programs and management anticipates implementation of new sales and marketing programs.

Our other operating subsidiary, Chex, anticipates an increase in cash flows in 2002 both from the increase in cash access locations and from the introduction of new products during the year. These products would be complementary to their existing products and services and may include: cashless gaming smart cards, debit cards and customized funds transfer systems for multi-jurisdictional gaming operators. Additionally, included in notes payable related parties is approximately $5.2 million of 12% notes payable by Chex, due through December 2002. Chex is attempting to restructure some of these notes, thereby reducing interest costs and increasing cash flow.

Cash flow activity for the six months ended June 30, 2002, includes the activity of Key and Nova, Equitex, and Chex Services. The 2001 activity includes only the activity of Key and Nova. For the six months ended June 30, 2002, net cash provided by operating activities was $651,617 compared to $1,960,895 for the six months ended June 30, 2001. The significant decrease was a result of non-cash adjustments to the current year's results includeing depreciation and amortization of $633,770, stock based compensation of $514,000 and provisions for losses of $116,065.

Cash used in investing and financing activities for the six months ended June 30, 2002, was $891,358 and $412,877, respectively, compared to $552,215 and
$1,000,000 for the six months ended June 30, 2001.

The significant activity for the six months ended June 30, 2002, included receiving approximately $697,000 from the exercise of warrants and the issuance of common stock. We also received proceeds of approximately $1,669,000 upon the issuance of short-term notes payable to related parties and third parties and repaid approximately $1,346,000 of other related party and third party notes. In addition, Chex made payments of approximately $970,000 on its line of credit. During the six months ended June 30, 2002, we also redeemed 300 shares of its Series I Preferred Stock for approximately $383,000 in cash and repurchased 171,465 shares of our common stock for $50,300.

During the six months ended June 30, 2001, (prior to the acquisition of Key and Nova by us) Key and Nova received capital contributions of $1,000,000 and paid dividends to Key and Nova shareholders of $2,000,000.

For the six months ended June 30, 2002, net cash decreased $652,618 compared to an increase of $408,680 for the six months ended June 30, 2001, and ending cash for June 30, 2002, was $7,177,808 compared to $482,292 at June 30, 2001.

Other sources available to us that we may utilize include the sale of equity securities through private placements of common and/or preferred stock as well as the exercise of stock options and/or warrants, all of which may cause dilution to our stockholders. We may also be able to borrow funds from related and/or third parties.

RESULTS OF OPERATIONS

REVENUES

Consolidated revenues for the three and six months ended June 30, 2002, were $5,766,861 and $13,537,234, respectively, compared to combined revenues of $3,431,445 and $7,085,401 for the three and six months ended June 30, 2001, respectively due primarily to the addition of Chex.

REVENUE BY SEGMENT
                                 Three months ended         Six months ended
                                      June 30,                  June 30,
Segment                           2002        2001          2002        2001
--------------------------    ------------------------  ------------------------
Cash disbursement services    $ 5,071,393            -  $ 9,972,883            -
Credit card services              695,468  $ 3,431,445    3,564,351  $ 7,085,401
                              ------------------------  ------------------------
                              $ 5,766,861  $ 3,431,445  $13,537,234  $ 7,085,401
                              ------------------------  ------------------------

CASH DISBURSEMENT SERVICES SEGMENT

Chex recognizes revenue at the time certain financial services are performed. The effective date of our acquisition of Chex was December 1, 2001, and therefore the revenues of Chex are included for the three and six months ended June 30, 2002, but not for the comparative periods ended June 30, 2001. Chex "handled" $424 million in cash transactions for the six months ended June 30, 2002, and revenues are derived from check cashing fees, credit and debit card advance fees, automated teller machine ("ATM") surcharge and transaction fees and other.

Chex cashes personal checks at its cash access locations for fees of between 5 and 6 percent based on its casino contracts. Chex also cashes "other" checks, comprised of tax and insurance refunds, casino employee payroll checks and casino jackpot winnings at a reduced rate. For the three and six months ended June 30, 2002, Chex cashed over $41 million and $83 million respectively of personal checks and over $37 million and $77 million of "other checks" in the three and six months ended June 30, 2002. Fees received on personal and "other" checks were $2,237,039 and $293,404 respectively for the three months ended June 30, 2002. Fees were $4,403,740 on personal checks and $683,073 on "other" checks for the six months ended June 30, 2002.

For the quarter ended June 30, 2002, Chex processed over 139,000 credit/debit card transactions with $52 million in advances and earned fees of $1,500,954 on these transactions. For the six months ended June 30, 2002, Chex processed 258,000 credit/debit card transactions with over $95 million in advances and earned fees of $2,911,450. Additionally, for the three months ended June 30, 2002, Chex processed approximately 803,000 ATM transactions and earned commissions or fees of $882,580 on over $86 million of transactions. For the six months ended June 30, 2002, Chex processed over 1.6 million transactions, earning commissions or fees of $1,669,541 on over $167 million of transactions. Also, Chex collected fees of $113,975 on returned checks and had other income of $43,441 for the three months ended June 30, 2002. For the six months ended June 30, 2002, Chex collected fees of $225,031 on returned checks and had other income of $80,049.


CREDIT CARD SERVICES SEGMENT

CREDIT CARD INCOME

On March 1, 2002, the Office of the Comptroller of the Currency closed Net First National Bank ("Net First") and appointed the FDIC as receiver. Key immediately ceased all marketing and processing of new credit card accounts at the close of business on March 1, 2002. In addition, the FDIC repudiated Key's contract with Net First effective March 4, 2002, and has closed all the credit card accounts subject to Key's contract with Net First. The FDIC's action results in the termination of all future credit card servicing revenues to Key from the Net First portfolio after March 4, 2002. For the year ending December 31, 2001, the

Net First portfolio provided 71.3% of the total credit card servicing revenues for Key. The Net First portfolio was projected to represent an even greater percentage of 2002 revenues due to the continuing attrition of the Key Bank & Trust and Merrick Bank portfolios that were originated in 1998 and 1999 and the expected growth in the Net First portfolio. Through February 28, 2002, the Net First portfolio provided $2,121,220 of credit card servicing fees. For the year ended December 31, 2001, credit card servicing fees resulting from the Net First portfolio was $7,982,799.

Prior to March 1, 2002, credit card servicing fees were the major component of credit card income, which was Key and Nova's principal source of earnings before the closure of Net First. Credit card fees were assessed on credit card accounts owned by each company's client banks. These include monthly membership fees, late charges, over limit fees, and return check fees. The fees were paid to Key and Nova under a 100% loan participation agreement with the client bank. Credit card servicing fees for the three and six months ended June 30, 2002, were $203,505 and $2,560,403 respectively. For the three and six months ended June 30, 2001, credit card servicing fees were $2,326,738 and $4,673,652 respectively. The quarter ending June 30, 2002, average number of active accounts was 6,727 versus 96,728 in 2001 as a result of the closing of Net First. The new account volume in the six months ended June 30, 2002, was 31,477 compared to 66,805 for the six months ended June 30, 2001, as the Company has not issued any new cards since March 1, 2002, due to the closure of Net First.

Key has made contact with other financial institutions that have shown initial interest in a Key credit card program to provide future credit card servicing revenues and help replace the Net First program. To date, none of these contacts have resulted in any material agreement and there is no assurance that a new financial institution will be identified or a new secured credit card program instituted. In June 2002, Key began test telemarketing a stored-value card product on behalf of another company. If successful, Key will increase its staff accordingly.

Marketing accelerated in May 2001, increasing from 23,646 new accounts added during January through April 2001 to 188,656 added during May 2001 through March 1, 2002. This increase in marketing placed a larger expense burden on Key that normally would be borne by income generated in subsequent periods. Usually a few months lapse before new accounts become profitable, with later per card profits recovering earlier losses on such new cards.

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

The provision for losses is the charge to operating earnings that management feels is necessary to maintain the reserve for possible losses at an adequate level. The provision is determined based on growth of the portfolio, the net amount of losses incurred, and management's estimation of losses based on an evaluation of the portfolio risks and economic conditions. For the six months ended June 30, 2002, Key and Nova had a total provision of $116,065 compared to $205,345 for the same period in 2001. This resulted from the significant increase in the Net First portfolio for the first two months in 2002 versus the first three months of 2001. The allowance for losses at June 30, 2002, was $4,761 or 2.2% of credit card receivables, net of unearned income, compared to $217,921 or 17.2% of credit card receivables, net of unearned income, at June 30, 2001. This decrease is attributed to the FDIC's closure of the Net First credit card accounts. Management believes that the reserve for possible losses was adequate to provide for potential losses at June 30, 2002 and 2001.

APPLICATION FEES, NET OF DIRECT MARKETING COSTS

Application fees have been reduced significantly in 2002 compared to 2001 due to the closure of Net First and the termination of all marketing programs related to the Net First credit card. Application fees were $352,789 for the six months ended June 30, 2002, compared to $2,230,938 for the six months ended June 30, 2001. The total application processing fees in 2001 of $4,213,466 were attributable to the Net First marketing efforts. New account volume for the six months ended June 30, 2002, was 31,477 compared to 66,805 for the same period in 2001.

During the first quarter in 2001 we were still using the activation certificate described above. The lower unit income in 2002 is due to the higher concentration of telemarketing sales in 2002 and the impact of refunds related to December and January sales against the lower new application volume in February and the returns posting after the shutdown by the FDIC with no new sales volume.

OTHER INCOME, NET

Other income for Key and Nova for the six months ended June 30, 2002, was $651,159 compared to $180,811 for the six months ended June 30, 2001. This income is mostly comprised of other marketing and lead income of $550,370 and $100,789 earned under a management agreement with Paragon Water Services, Inc.


OPERATING EXPENSES

Total operating expenses for the three and six months ended June 30, 2002, were $5,781,318 and $14,291,920 respectively compared to $2,872,196 and $5,908,222 for the three and six months ended June 30, 2001. The 2002 periods include expenses for Key and Nova, Equitex and Chex Services. The financial statements presented for the 2001 periods are those of Key and Nova only.

                                 Three months ended         Six months ended
                                      June 30,                  June 30,
Segment                           2002        2001          2002        2001
--------------------------    ------------------------  ------------------------
Cash disbursement services    $ 4,675,278               $ 9,646,785
Credit card services              625,462  $ 2,872,196    3,620,274  $ 5,908,222
Corporate activities              480,578            -    1,024,861            -
                              ------------------------  ------------------------
                              $ 5,781,318  $ 2,872,196  $14,291,920  $ 5,908,222
                              ------------------------  ------------------------

CASH DISBURSEMENT SERVICES SEGMENT

Chex operating expenses of $4,675,278 and $9,646,785 are included for the three and six months ending June 30, 2002. Chex expenses were comprised as follows:

                                         Six months         Three months
                                            ended               ended
                                        June 30, 2002       June 30, 2002
                                         -----------         -----------
Fees to casinos                          $ 3,147,202         $ 1,670,864
Salaries and related costs                 2,965,323           1,492,564
Stock based compensation (non-cash)          438,000                   -
Returned checks, net of collections          372,687              96,309
General operating expenses                 1,477,653             787,504
Interest expense, net                        685,109             348,123
Depreciation and amortization                560,811             279,914
                                         -----------         -----------
                                         $ 9,646,785         $ 4,675,278
                                         -----------         -----------

CREDIT CARD SERVICES SEGMENT

The closing of Net First and the shut down of the existing portfolio will have a significant impact in reducing 2002 future operating expenses until such time, if any, that a replacement bank is found. The majority of the operating expenses were directly related to Key's credit card marketing efforts and portfolio servicing responsibilities under the contract with Net First. Effective March 11, 2002, Key has eliminated all direct costs associated with the Net First program. In 2001, outside servicing fees of $3,901,764 or 29.5% of total operating costs were incurred on behalf of the Net First portfolio and have ceased effective March 4, 2002. Approximately 85% of personnel and other operating expenses were incurred for the Net First marketing and portfolio servicing functions; therefore Key anticipates significant reduction in these costs in 2002. Operating expenses for Key and Nova for the three months ended June 30, 2002, decreased $2,246,735 to $625,461 from $2,872,196 for the same period in 2001. There was an average account base of 6,727 for the three months ended June 30, 2002, compared to 96,728 for the same period in 2001. Additionally, for the six months ended June 30, 2002, there were 5,246 average monthly new accounts compared to 11,134 average monthly new accounts in 2001. Third party servicing fees, affected by the volume decreases, decreased by $1,305,214 to $113,348 for the three months ended March 31, 2002 compared to $1,418,562 for the three months ended June 30, 2001. Other expenses including occupancy costs increased by $44,733 for the three months ended June 30, 2002 compared to June 30, 2001.

CORPORATE ACTIVITY

Included in the three and six months ended June 30, 2002 are operating expenses for Equitex of $1,024,861 and $480,578 respectively. For the six months ended June 30, 2002, these expenses are comprised of selling, general and administrative expenses of $851,241, stock-based compensation expense of $76,000, and interest expense, net of $97,620. Stock-based compensation expense represents non-cash expenses related to issuance of common stock and warrants to third party consultants for services. Included in the selling, general and administrative costs are charges related to a late registration filing regarding the Series I convertible preferred shares of $263,600. Other costs include professional fees of $249,510, salaries and related costs of $183,485, and other general operating costs of $154,646.

                                   ITEM THREE
             QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Not applicable.


                           PART II. OTHER INFORMATION

Item 1.         Legal Proceedings

                None.

Item 2.         Changes in Securities

           During the quarter ended June 30, 2002, the Company issued a total of 664,146 shares of its $0.02 par value common stock, which were not registered under the Securities Act of 1933, in various transactions as described below. For each of the following transactions, the Company relied upon the exemptions from registration provided by Sections 4(6) or 4(2) of the Securities Act and Rule 506 promulgated thereunder based upon (i) representations from each investor that it is an accredited or sophisticated investor with experience in investing in securities such that it could evaluate the merits and risks related to the Company's securities; (ii) that no general solicitation of the securities was made by the Company; (iii) each investor represented to the Company that it was acquiring the securities for its own account and not with a view towards further distribution; (iv) the securities issued were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act; (v) the Company placed appropriate restrictive legends on the certificates representing the securities regarding the restricted nature of these securities; and (vi) prior to completion of the transaction, each investor was informed in writing of the restricted nature of the securities, provided with all information regarding the Company as required under Rule 502 of Regulation D and were given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations. The shares were issued as follows:

           On April 11, 2002, the Company issued in a private placement transaction 83,333 shares of its $.02 par value common stock at a price of $1.20 per share in cash to an accredited investor for total proceeds of $100,000.

           On April 30, 2002, the Company issued 50,000 shares of its $0.02 par value common stock to James P. Welbourn, a director of the Company, pursuant to the exercise of a warrant at an exercise price of $0.50 per share for total proceeds of $25,000.

           On May 2, 2002, the Company issued 119,662 shares of its $0.02 par value common stock to an accredited investor pursuant to the conversion of a note payable plus accrued interest totaling $102,910 or $0.86 per share

           On May 3, 2002, the Company issued 13,333 shares of its $0.02 par value common stock to an accredited investor pursuant to the exercise of a warrant at an exercise price of $0.75 per share for total proceeds of $10,000.

           On May 7, 2002 2002, the Company issued 50,000 shares of its $0.02 par value common stock to James P. Welbourn, a director of the Company, pursuant to the exercise of a warrant at an exercise price of $0.50 per share for total proceeds of $25,000.

           On May 14, 2002 2002, the Company issued 50,000 shares of its $0.02 par value common stock to James P. Welbourn, a director of the Company, pursuant to the exercise of a warrant at an exercise price of $0.50 per share for total proceeds of $25,000.

           On May 21, 2002 2002, the Company issued 50,000 shares of its $0.02 par value common stock to James P. Welbourn, a director of the Company, pursuant to the exercise of a warrant at an exercise price of $0.50 per share for total proceeds of $25,000.

           On June 18, 2002, the Company issued in a private placement transaction 181,818 shares of its $.02 par value common stock at a price of $0.55 per share in cash to an accredited investor for total proceeds of $100,000.

           On June 20, 2002, the Company issued in a private placement transaction 66,000 shares of its $.02 par value common stock at a price of $0.55 per share in cash to Chex Services, Inc., a wholly-owned subsidiary of the Company, for total proceeds of $36,400.

Item 3.         Defaults upon Senior Securities

                None.

Item 4.         Submission of Matters to a Vote of Security Holders

                None.

Item 5.         Other Information

                None.

Item 6.         Exhibits and Reports on Form 8-K

                Exhibit 99.1 - Certification of Chief Executive Officer Henry Fong pursuant to 18 U.S.C. 1350

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Equitex, Inc.
                                        (Registrant)



Date: August 14, 2002                   By:  /s/ Henry Fong
                                             ------------------------
                                             Henry Fong
                                             President, Treasurer and
                                             Chief Financial Officer