Form 10-Q
period 2002-09-30
EQUITEX INC
filed 2002-11-19
CIK 716101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2002


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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding at November 14, 2002: 24,638,611

                         EQUITEX, INC. AND SUBSIDIARIES

PART I  FINANCIAL INFORMATION                                                                   Page
                                                                                                ----
        Item 1.  Financial statements:

                 Independent accountants' report                                                   3

                 Condensed consolidated balance sheets - September 30, 2002 (unaudited)
                 and December 31, 2001                                                         4 - 5

                 Condensed consolidated/combined statements of operations-
                 three and nine months ended September 30, 2002 and 2001 (unaudited)               6

                 Condensed consolidated statement of changes in stockholders'
                 equity - nine months ended September 30, 2002 (unaudited)                     7 - 8

                 Condensed consolidated/combined statements of cash
                 flows - nine months ended September 30, 2002 and 2001 (unaudited)            9 - 11

                 Notes to condensed consolidated/combined financial statements               12 - 24

        Item 2.  Management's discussion and analysis of financial
                 condition and results of operations                                         25 - 31

        Item 3.  Quantitative and qualitative disclosures of market risk                          31

        Item 4.  Disclosure controls and procedures                                               31

PART II OTHER INFORMATION

        Item 1.  Legal proceedings                                                                31

        Item 2.  Changes in securities and use of proceeds                                     31-32

        Item 3.  Defaults upon senior securities                                                  32

        Item 4.  Submission of matters to a vote of security holders                              32

        Item 5.  Other information                                                                32

        Item 6.  Exhibits and reports on Form 8-K                                                 32

                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors
Equitex, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Equitex, Inc. and its subsidiaries as of September 30, 2002, and the related condensed consolidated/combined statements of operations and cash flows for the three-month and nine-month periods ended September 30, 2002 and 2001, and the related condensed consolidated statement of stockholders' equity for the nine months ended September 30, 2002. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated/combined financial statements as of September 30, 2002, and for the three-month and nine-month periods ended September 30, 2002 and 2001, for them to be in conformity with accounting principles generally accepted in the United States of America.

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



/s/ GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
November 18, 2002

                         EQUITEX, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                        September 30,  December 31,
                                                             2002          2001
                                                         -----------   -----------
                                                         (Unaudited)
Current assets:
  Cash and cash equivalents                              $ 7,802,248   $ 7,830,426
  Accounts receivable, net                                 4,608,948     4,181,392
  Credit card receivables, net (Note 3)                      174,006     1,493,481
  Other receivables (Note 4)                                 519,416     6,435,060
  Current portion of notes receivable, related parties       746,550       563,460
  Prepaid expenses and other                                 344,119       577,288
                                                         -----------   -----------
    Total current assets                                  14,195,287    21,081,107
                                                         -----------   -----------

Notes receivable, related parties, net                     1,267,526     1,146,375
Note receivable, other                                       500,000
Property, equipment and leaseholds                         1,292,715     1,180,258
Deferred tax asset                                         1,380,000     1,380,000
Intangible assets                                          4,263,145     4,925,415
Goodwill                                                   5,636,000     5,636,000
                                                         -----------   -----------
                                                          14,339,386    14,268,048
                                                         -----------   -----------
                                                         $28,534,673   $35,349,155
                                                         ===========   ===========

                                  (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       September 30,    December 31,
                                                                            2002            2001
                                                                        ------------    ------------
                                                                         (Unaudited)
Current liabilities:
 Accounts payable                                                       $  1,067,263    $  1,819,555
 Accrued expenses and other liabilities, including
  related party accruals of $173,000 and $83,000                           1,646,813         827,065
 Accrued liability on casino contracts                                       613,874         517,805
 Notes payable, related parties                                            5,628,133       5,225,241
 Line of credit, notes and loans payable                                   7,893,160       8,574,310
 Current portion of long-term debt                                           476,535         527,754
 Due to credit card holders (Note 4)                                         501,099       5,056,668
                                                                        ------------    ------------
   Total current liabilities                                              17,826,877      22,548,398
                                                                        ------------    ------------
Long-term debt, related parties, net of current portion                                      232,200
                                                                        ------------    ------------

   Total liabilities                                                      17,826,877      22,780,598
                                                                        ------------    ------------
Commitments and contingencies

Stockholders' equity:
 Preferred stock; 2,000,000 shares authorized:
  Series D, 6%; stated value $1,000 per share; 725 shares issued
   and outstanding; liquidation preference $993,000                          725,000         725,000
  Series G, 6%; stated value $1,000 per share; 370 and 900 shares issued and outstanding at September 30, 2002 and  December 31,
   2001, respectively; liquidation preference $524,000                       370,000         900,000
  Series I, 6%; stated value $1,000 per share; 2,100 and 2,660 shares issued and outstanding at September 30, 2002 and December 31,
   2001, respectively; liquidation preference $2,858,000                   2,100,000       2,660,000
 Common stock, $0.02 par value; 50,000,000 shares authorized;
  25,169,560 and 21,244,797 shares issued; 24,753,703 and 21,211,447 shares outstanding at September 30, 2002 and December 31, 2001,
  respectively                                                               503,391         424,896
 Common stock and warrants to be issued                                                      750,485
 Deferred compensation cost                                                  (22,000)
 Additional paid-in capital                                               12,981,309       9,754,252
 Accumulated deficit                                                      (5,693,053)     (2,532,039)
 Less treasury stock at cost (415,857 and 33,350 common shares at
  September 30, 2002 and December 31, 2001, respectively)                   (256,851)       (114,037)
                                                                        ------------    ------------
    Total stockholders' equity                                            10,707,796      12,568,557
                                                                        ------------    ------------
                                                                        $ 28,534,673    $ 35,349,155
                                                                        ============    ============

       See notes to condensed consolidated/combined financial statements.

                            EQUITEX AND SUBSIDIAIRES

            CONDENSED CONSOLIDATED/COMBINED STATEMENTS OF OPERATIONS

            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 3001

                                  (UNAUDITED)

                                                               Three months ended September 30,  Nine months ended September 30,
                                                                      2002            2001            2002            2001
                                                                  ------------    ------------    ------------    ------------
Credit card income, net of provision for losses                   $    297,184    $  3,015,571    $  2,857,587    $  7,689,222
Application fees, net of direct marketing costs, including
 related party costs of $1,565,000 and $4,005,000 for the three months and nine months ended September 30, 2001,
 respectively                                                            1,259         941,624         354,048       3,172,562
Fee revenue                                                          5,039,922                      15,012,805
Other                                                                  539,286         154,998       1,190,445         335,809
                                                                  ------------    ------------    ------------    ------------
       Total revenues                                                5,877,651       4,112,193      19,414,885      11,197,593
                                                                  ------------    ------------    ------------    ------------

Third party servicing fees                                             108,487       1,639,082       1,570,358       4,339,950
Fees paid to casinos                                                 1,636,759                       4,783,961
Salaries, wages and employee benefits                                2,079,926       1,302,318       6,514,382       3,510,503
Stock-based compensation                                               (26,500)                        487,500
Other operating expenses                                             1,944,734         939,214       5,632,796       1,938,383
Interest expense:
 Related parties                                                       181,368             672         516,847             672
 Other                                                                 211,138                         701,563
 Preferred stock penalties                                                                             263,600
Interest income:
 Related parties                                                       (48,756)                        (91,931)
 Other                                                                  (4,384)                         (4,384)
Impairment of FDIC receivable                                        2,151,207                       2,151,207
                                                                  ------------    ------------    ------------    ------------
                                                                     8,233,979       3,881,286      22,525,899       9,789,508
                                                                  ------------    ------------    ------------    ------------
Income (loss) before income taxes                                   (2,356,328)        230,907      (3,111,014)      1,408,085
Income tax (expense) benefit                                           (14,000)        (60,000)        (50,000)         57,500
                                                                  ------------    ------------    ------------    ------------

Net income (loss)                                                   (2,370,328)        170,907      (3,161,014)      1,465,585
Additional warrants issued to preferred stockholders                                                   (53,000)
Beneficial conversion feature                                                       (2,366,156)                     (2,366,156)
Redemption of convertible preferred stock  in excess
 of beneficial conversion features                                                                      86,000
Deemed preferred stock dividends                                       (82,000)        (60,600)       (253,000)        (60,600)
                                                                  ------------    ------------    ------------    ------------
Net loss applicable to common stockholders                        $ (2,452,328)   $ (2,255,849)   $ (3,381,014)   $   (961,171)
                                                                  ============    ============    ============    ============

Basic and diluted net loss per common share                       $      (0.10)   $      (0.15)   $      (0.15)   $      (0.09)
                                                                  ============    ============    ============    ============

Weighted average number of common shares outstanding                23,568,522      14,585,390      22,303,992      10,896,018
                                                                  ============    ============    ============    ============

       See notes to condensed consolidated/combined financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 2002

                                  (UNAUDITED)

                                                  Convertible preferred stock          Common stock
                                                  ---------------------------    --------------------------    Treasury
                                                      Shares         Amount        Shares          Amount        stock
                                                   -----------    -----------    -----------    -----------   -----------

Balances, January 1, 2002                                4,285    $ 4,285,000     21,244,797    $   424,896   $  (114,037)

Exercises of warrants for common stock                                               602,430         12,049

Warrants issued to an employee for services

Issuance of common stock under private
  placement agreements (net of offering costs)                                     1,212,386         24,247

Purchase of shares of common stock by subsidiary                                                                  (80,000)

Conversion of promissory note and accrued
  interest to common stock by subsidiary                                             130,862          2,617       (62,814)

Conversion of promissory notes and accounts
  payable to common stock                                                            123,829          2,475

Redemption of Series I preferred stock for cash           (300)      (300,000)

Conversion of Series G preferred stock to
 common stock                                             (530)      (530,000)     1,224,221         24,486

Conversion of Series I preferred stock to
  common stock                                            (260)      (260,000)       616,035         12,321

Agreements to issue common stock and warrants for services

Issuance of common stock and warrants under
  deferred compensation agreement                                                     15,000            300

Amortization of deferred compensation cost

Termination of agreement to issue common stock and warrants for services

Issuance of additional warrants to preferred
  stockholders                                                        (53,000)

Amortization of additional warrants issued to
  preferred stockholders                                               53,000

Beneficial conversion feature and warrants attached to convertible promissory notes

Net loss
                                                   -----------    -----------    -----------    -----------   -----------
Balances, September 30, 2002                             3,195    $ 3,195,000     25,169,560    $   503,391   $  (256,851)
                                                   ===========    ===========    ===========    ===========   ===========

                                  (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                      NINE MONTHS ENDED SEPTEMBER 30, 2002

                                  (UNAUDITED)

                                                   Common stock      Deferred       Additional                        Total
                                                   and warrants    compensation      paid-in       Accumulated    stockholders'
                                                   to be issued        cost          capital         deficit          equity
                                                   ------------    ------------    ------------    ------------    ------------
Balances, January 1, 2002                          $    750,485    $       --      $  9,754,252    $ (2,532,039)   $ 12,568,557

Exercises of warrants for common stock                     (485)                        394,949                         406,513

Warrants issued to an employee for services                                             438,000                         438,000

Issuance of common stock under private
  placement agreements (net of offering costs)                                          681,949                         706,196

Purchase of shares of common stock by subsidiary                                                                        (80,000)

Conversion of promissory note and accrued
  interest to common stock by subsidiary                                                 60,197

Conversion of promissory notes and accounts
  payable to common stock                                                               105,436                         107,911

Redemption of Series I preferred stock for cash                                         (82,867)                       (382,867)

Conversion of Series G preferred stock to
 common stock                                                                           505,514

Conversion of Series I preferred stock to
  common stock                                                                          247,679

Agreements to issue common stock and warrants
  for services                                          134,000        (134,000)

Issuance of common stock and warrants under
  deferred compensation agreement                      (134,000)                        133,700

Amortization of deferred compensation cost                              112,000                                         112,000

Termination of agreement to issue common
  stock and warrants for services                      (750,000)                        687,500                         (62,500)

Issuance of additional warrants to preferred
  stockholders                                                                           53,000

Amortization of additional warrants issued to
  preferred stockholders                                                                (53,000)

Beneficial conversion feature and warrants
  attached to convertible promissory notes                                               55,000                          55,000

Net loss                                                                                             (3,161,014)     (3,161,014)
                                                   ------------    ------------    ------------    ------------    ------------
Balances, September 30, 2002                       $       --      $    (22,000)   $ 12,981,309    $ (5,693,053)   $ 10,707,796
                                                   ============    ============    ============    ============    ============

       See notes to condensed consolidated/combined financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                  (UNAUDITED)

                                                                              2002           2001
                                                                          -----------    -----------
Cash flows provided by operating activities:
Net income (loss)                                                         $(3,161,014)   $ 1,465,585
                                                                          -----------    -----------
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Provision for losses                                                        117,821        245,601
  Impairment of FDIC receivable                                             2,151,207
  Gain on sale of equipment                                                    (1,268)
  Depreciation and amortization                                               961,893         84,310
  Deferred compensation expense for services                                                 174,834
  Beneficial conversion features on convertible promissory notes               40,000
  Amortization of discount on convertible promissory notes                     58,300
  Stock-based compensation expense                                            487,500
  Changes in assets and liabilities:
   Increase in accounts receivable                                           (427,556)
   Increase in other receivables                                             (345,927)      (828,915)
   Decrease in deferred income taxes                                                          60,000
   Decrease in other assets                                                   233,169        430,862
   Increase in due to credit card holders                                     679,990        610,297
   Increase in accounts payable and accrued liabilities                       736,986         70,270
                                                                          -----------    -----------
Total adjustments                                                           4,692,115        847,259
                                                                          -----------    -----------
Net cash provided by operating activities                                   1,531,101      2,312,844
                                                                          -----------    -----------

Cash flows from investing activities:
  Net increase in credit card receivables                                    (486,277)    (1,031,414)
  Purchases of furniture, fixtures and equipment                             (383,612)      (114,652)
  Sale of equipment                                                             2,000
  Issuance of related party notes receivable                                 (628,499)
  Issuance of notes receivable, other                                        (500,000)
  Repayment of related party notes receivable                                 124,258
                                                                          -----------    -----------
Net cash used in investing activities                                      (1,872,130)    (1,146,066)
                                                                          -----------    -----------

Cash flows from financing activities:
  Capital contributions to Key and Nova                                                    1,000,000
  Dividends paid to Key and Nova shareholders                                             (2,000,000)
  Redemption of Series I preferred stock for cash                            (382,867)
  Proceeds from the exercise of warrants                                      406,513
  Proceeds from common stock private placements (net of offering costs)       706,196
  Purchase of Equitex shares for treasury by subsidiary                       (80,000)
  Increase in deferred costs                                                  (29,200)
  Issuance of notes payable, related parties and other                      1,980,806       (249,700)
  Repayment of notes payable, related parties and other                    (2,286,597)       325,000
  Net payments on line of credit                                               (2,000)
                                                                          -----------    -----------
Net cash provided by (used in) financing activities                           312,851       (924,700)
                                                                          -----------    -----------

                                  (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                 NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                  (UNAUDITED)

                                                                                 2002           2001
                                                                             -----------    -----------


(Decrease) increase in cash and cash equivalents                                 (28,178)       242,078
Cash and cash equivalents, beginning                                           7,830,426         73,611
                                                                             -----------    -----------
Cash and cash equivalents, ending                                            $ 7,802,248    $   315,689
                                                                             ===========    ===========
Supplemental disclosure of cash flow information:

  Cash paid for interest                                                     $ 1,063,983
                                                                             ===========
  Cash paid for taxes                                                        $     5,500
                                                                             ===========

Supplemental disclosure of non-cash investing and financing activities:

  Issuance of common stock by Equitex to acquire Key and Nova resulting in
  recognition of a deferred tax asset                                                       $ 1,440,000
                                                                                            ===========
  Conversion of preferred stock to common stock                              $   790,000    $   400,000
                                                                             ===========    ===========
  Common stock issued under deferred compensation agreements                                $   345,991
                                                                                            ===========
  Cancellation of agreement to issue common stock for services                              $   415,000
                                                                                            ===========
  Warrants attached to convertible promissory notes                          $    15,000
                                                                             ===========
  Amortization of additional warrants issued to preferred
   stockholders                                                              $    53,000
                                                                             ===========
  Amortization of discount on preferred stock                                               $ 2,366,156
                                                                                            ===========
  Termination of agreement to issue common stock and warrants for services   $   750,000
                                                                             ===========

  Related party note receivable exchanged for related party note payable     $   200,000
                                                                             ===========
  Conversion of promissory notes, accrued interest and accounts payable
   to common stock                                                           $   107,911
                                                                             ===========
  Conversion of promissory note and accrued interest to common stock
   by subsidiary                                                             $    62,814
                                                                             ===========

                                  (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                 NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                  (UNAUDITED)

                                                                                          2002          2001
                                                                                      -----------    -----------
Supplemental disclosure of non-cash investing and financing activities (continued):

Reclassification of receivables due from Net First and liabilities due to Net First card holders:

Credit card receivables, net                                                          $ 1,687,931
Other receivables                                                                       6,261,571
Accounts payable                                                                         (562,736)
Due to credit card holders                                                             (5,235,559)
                                                                                      -----------

Impairment of FDIC receivable                                                         $ 2,151,207
                                                                                      ===========

       See notes to condensed consolidated/combined financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, BASIS OF PRESENTATION, RECENT EVENTS AND MANAGEMENT'S PLANS:

    INTERIM FINANCIAL STATEMENTS:

    The condensed consolidated/combined interim financial statements of Equitex, Inc. and its subsidiaries (the "Company") for the three-month and nine-month periods ended September 30, 2002 and 2001, have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of September 30, 2002, and for the periods ended September 30, 2002 and 2001 have been made. Except as described below, those adjustments consist only of normal and recurring adjustments.

    Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated/combined financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company's Form 10-K annual report filed with the Securities and Exchange Commission ("SEC") on April 15, 2002. The results of operations for the three-month and nine-month periods ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year.

    Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING
     COMPREHENSIVE INCOME establishes requirements for the disclosure of comprehensive income. During the periods ended September 30, 2002 and 2001, the Company did not have any components of comprehensive income to report.

    BASIS OF PRESENTATION:

    The accompanying condensed consolidated financial statements as of and for the periods ending September 30, 2002 include the accounts of Equitex, Inc. and the following significant subsidiaries: wholly-owned Chex Services, Inc. ("Chex"), wholly-owned Key Financial Systems, Inc. ("Key"), wholly-owned Nova Financial Systems, Inc. ("Nova"), and beginning August 21, 2002, majority-owned Denaris Corporation. The consolidated balance sheet as of December 31, 2001, includes the accounts of Equitex, Inc. and its wholly-owned subsidiaries, Chex, Key and Nova. The condensed consolidated/combined financial statements for the periods ending September 30, 2001 include the combined accounts of Key and Nova through August 5, 2001 (the date of the Company's acquisition of Key and Nova) and the consolidated accounts of Equitex, Inc. and its wholly-owned subsidiaries, Key and Nova from August 6, 2001 through September 30, 2001. All significant intercompany accounts and transactions have been eliminated in consolidation/combination.

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

                         EQUITEX, INC. AND SUBSIDIARIES

                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, BASIS OF PRESENTATION, RECENT EVENTS AND MANAGEMENT'S PLANS (CONTINUed):

    BASIS OF PRESENTATION (CONTINUED):

    The following unaudited pro forma information reflects the historical Key and Nova net income and per share amounts adjusted for the impact of the current C corporation status and equity structure of the Company for the three-month and nine-month periods ended September 30, 2001:

                                         Three months ended   Nine months ended
                                         September 30, 2001   September 30, 2001
                                         ------------------   ------------------
     Net income, as reported                $    171,000         $  1,466,000
     Net income, pro forma                  $    103,000         $    887,000
     Net loss applicable to common
      stockholders, as reported             $ (2,256,000)        $   (961,000)
     Net loss applicable to common
      stockholders, pro forma               $ (2,276,000)        $ (1,265,000)
     Basic and diluted net loss per
      common share, as reported             $      (0.15)        $      (0.09)
     Basic and diluted net loss per
      common share, pro forma               $      (0.12)        $      (0.08)

    RECENT EVENTS AND MANAGEMENT'S PLANS:

    NET FIRST NATIONAL BANK CLOSURE:

    Through March 1, 2002, Key's credit card products were marketed for Net
     First National Bank ("Net First") under an agreement (the "Credit Card Program Agreement") that provided the Company with a 100% participation interest in the receivables and related rights associated with credit cards issued, and required the payment of monthly servicing fees to Net First. The Company provided collection and customer services related to the credit cards issued. On March 1, 2002, federal banking regulators closed Net First, which was the sole issuing bank for Key's PAY AS YOU GO credit card program.

    On March 4, 2002, the Federal Deposit Insurance Corporation ("FDIC") notified the Company that it had been appointed receiver of all funds due from Net First to Key. As Receiver, on March 4, 2002, the FDIC elected to disaffirm, to the full extent, all contracts Key was a party to with Net First. On March 10, 2002, the Company was made aware that the FDIC was notifying Net First credit card holders that their accounts were to be closed, and accordingly, Key would not be able to transfer the existing Pay As You Go credit card portfolio to a successor financial institution. At this time, the Company began actively pursuing collection of the credit card and other receivables from the FDIC.

    In May 2002, Key filed a claim with the FDIC for all funds due from Net
     First to Key under the Credit Card Program Agreement through the date federal banking regulators closed Net First. The total amount of the claim was $4,311,027.

    In October 2002, the FDIC notified Key that it had determined to disallow all but $111,734 of the total claim. The notification states that as the FDIC liquidates the assets of the receivership, Key may periodically receive payments on the allowed portion of this claim through dividends. The Company and its legal counsel do not agree with this disallowance. The Company has the right to file a lawsuit on its claim within 60 days from the date of notice of the disallowance. Therefore, on November 18, 2002, the Company filed a lawsuit in the United States District Court for the Southern District of Florida seeking to recover $4,311,027, the full amount of its claim.

                         EQUITEX, INC. AND SUBSIDIARIES

                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, BASIS OF PRESENTATION, RECENT EVENTS AND MANAGEMENT'S PLANS (CONTINUED):

    RECENT EVENTS AND MANAGEMENT'S PLANS (CONTINUED):

    NET FIRST NATIONAL BANK CLOSURE (CONTINUED):

    While the Company believes that it will ultimately be successful in collecting on its claim, there is no assurance that collection will eventually occur. Accordingly, the Company has reserved 100% of the net remaining balance due of $2,151,207 from the FDIC, as receiver for Net First, in addition to amounts previously reserved.

    BANK HOLDING COMPANY PLANS:

    In April 2002, the Company's Board of Directors approved plans to prepare and file an application to become a bank holding company. In addition, the Company entered into an agreement with an individual to assist the Company in obtaining a state or national bank charter (Note 5). Through September 30, 2002, the Company has continued its efforts to apply for a bank charter and determined that a Florida state banking charter would be the most advantageous for the Company's intended lines of business. The Company has selected a prospective location and a bank name and is in the process of preparing internal policies and procedures and pro forma financial information and capital statements for submission to Florida banking regulators. The Company has also begun to interview prospective senior executive officers and directors. The Company plans on working closely with each of the appropriate regulatory agencies in the application process.

    AGREEMENT WITH PAYMASTER JAMAICA:

    In August 2002, the Company entered into a binding agreement with Paymaster
     (Jamaica) Limited ("Paymaster Jamaica") to form a jointly-owned and operated company to replicate Paymaster Jamaica's financial services business model throughout the Caribbean, North America and ultimately, worldwide. Under the terms of the agreement, the Company provided a $500,000 non-interest bearing capital advance to Paymaster Jamaica that may be converted into stock of a newly formed subsidiary, Paymaster Worldwide, Inc. ("PWI"). PWI is to be equally and jointly owned by the Company and Paymaster Jamaica.

    Paymaster Jamaica, headquartered in Kingston, Jamaica, commenced operations in 1997. Its business offers revenue collection and customer care to businesses, institutions and consumers on the island of Jamaica. It offers its customers an alternative to retaining their own commercial offices. In addition, through its bill payment services, Paymaster Jamaica is developing cash remittance services affording its customers the convenience to send and receive all types of remittances nationally or internationally via cash or debit cards.

                         EQUITEX, INC. AND SUBSIDIARIES

                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, BASIS OF PRESENTATION, RECENT EVENTS AND MANAGEMENT'S PLANS (CONTINUED):

    RECENT EVENTS AND MANAGEMENT'S PLANS (CONTINUED):

    AGREEMENT WITH PAYMASTER JAMAICA (CONTINUED):

    On August 21, 2002, Equitex assigned all of its rights and obligations under its agreement with Paymaster Jamaica, including the $500,000 capital advance, to Denaris Corporation ("Denaris") in consideration for a majority-interest in Denaris and a $250,000 non-interest bearing promissory note. Denaris was formed on August 16, 2002 to develop and market a prepaid reloadable stored value card program. Stored value cards offer a convenient alternative to customers, particularly immigrants, who choose not to utilize traditional bank accounts due to language barriers and apprehension. Initially, Denaris intends to focus on the development of marketing programs targeting various immigrant populations that utilize international fund remittance services to transfer funds. Additionally, Equitex, through Denaris, intends to market a proprietary stored value card program, with its initial focus on the international funds remittance business between the United States and Jamaica.

    In August 2002, the Company announced that Chex executed an agreement with a banking institution to issue stored value cards. Chex is to primarily function as an independent marketing agent. The agreement will allow the Company to provide stored value cards to support the agreements with Paymaster Jamaica, described above. In addition, Chex clients can utilize the card for check cashing and other cash access services at its casino and other gaming locations. Also, Chex intends to market the cards to its gaming establishment customers as an alternative for employee payroll and other cash disbursement needs. The stored-value card program is now in its development stage. Marketing materials have been developed and the sponsoring bank has submitted all appropriate paperwork to the licensing entities for approval. Chex has begun to work with other marketing companies to establish market awareness and to introduce additional processing options for various stored value card platforms.

    NASDAQ STOCK MARKET LISTING:

    In July 2002, the Company received a notice from the NASDAQ Stock Market
     ("NASDAQ") notifying the Company that for the last 30 consecutive trading days the price of the Company's common stock closed below $1.00, the minimum per share requirement for continued inclusion under NASDAQ Marketplace Rule 4330(c) (the "Rule"). Under the Rule, the Company is provided 180 calendar days, or until January 14, 2003, to regain compliance. If anytime before January 14, 2003, the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, the Company is to receive written notification that the Company is in compliance.

    If the Company does not meet the required criteria by January 14, 2003, a determination will be made whether the Company meets listing criteria. If the Company does, it will be granted an additional 180 calendar days to demonstrate compliance of the $1.00 minimum closing bid price for 10 consecutive trading days. Initial inclusion criteria requires the issuer to have (i) stockholders' equity of $5 million, (ii) market value of listed securities of $50 million, or (iii) net income from continuing operations of $750,000 in the most recently completed fiscal year or in two of the last three completed fiscal years. As of September 30, 2002, the Company's balance sheet reflects stockholders' equity of $10,707,796.

                         EQUITEX, INC. AND SUBSIDIARIES

                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, BASIS OF PRESENTATION, RECENT EVENTS AND MANAGEMENT'S PLANS (CONTINUED):

    RECENT EVENTS AND MANAGEMENT'S PLANS (CONTINUED):

    NASDAQ STOCK MARKET LISTING (CONTINUED):

    In November 2002, the Company received a notice from Nasdaq notifying the Company that the issuance of 300,000 warrants to purchase common stock at $.50 per share to James P. Welbourn, a director of the Company in March 2002, violated Nasdaq Marketplace Rule 4310(i)(1)(A) (the "Rule"). Mr. Welbourn exercised the warrants in March and April 2002 for $150,000. The Company has provided Nasdaq with all requested material regarding the warrants and the circumstances upon which they were issued. NASDAQ has requested, and the Company intends to provide, a plan to achieve and sustain compliance. The plan is to include the rescission of the warrants issued in addition to the Company's acquisition of the common stock that was issued in connection with the exercise of the warrants which will become treasury stock. Accordingly, Mr. Welbourn would return 300,000 shares of common stock to the Company and the Company would reimburse Mr. Welbourn $150,000 for the exercise price he paid to the Company upon exercise of the warrants. Additionally, the Company has proposed to implement policies and procedures that will require future issuances of any equity-based compensation, including options and warrants, to any executive officer, director, consultant or other person as compensation for services rendered to the Company, be reviewed by outside counsel for compliance with marketplace rules. If Nasdaq determines that the Company has not presented a definitive plan to achieve and sustain compliance, the Company can be delisted from the Nasdaq Stock Market.

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

    All of the Company's goodwill and identifiable intangible assets were acquired in the Chex acquisition. The Company adopted the provisions of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS No. 142") in its entirety January 1, 2002. In accordance with SFAS 142, the Company completed the initial transitional goodwill impairment test during the six months ended June 30, 2002, and determined that no impairment to goodwill existed at June 30, 2002. The Company also adopted the provisions of SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS effective January 1, 2002. The Company does not believe any impairment has occurred to its long-lived assets at September 30, 2002.

    The following unaudited pro forma financial information for the three-month and nine-month periods ended September 30, 2001, gives effect to the above acquisition as if it had occurred at the beginning of the period. The unaudited pro forma results of operations for 2001 include amortization of identifiable intangible assets, but do not include any amortization of goodwill, pursuant to recently issued accounting standards.

                         EQUITEX, INC. AND SUBSIDIARIES

                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

2.  ACQUISITION OF CHEX (CONTINUED):

                                                          Three months ended   Nine months ended
                                                          September 30, 2001   September 30, 2001
                                                          ------------------   ------------------
    Revenue                                                  $   8,020,000       $  22,424,000
    Net income (loss)                                        $     (33,000)      $     839,000
    Net income loss applicable to common shareholders        $  (2,460,000)      $  (1,588,000)
    Basic and diluted net loss per common share              $        (.15)      $        (.12)
    Shares used in basic and diluted per share calculation      16,577,391          12,888,019

3.  CREDIT CARD RECEIVABLES:

    The composition of credit card receivables at September 30, 2002 and December 31, 2001 is as follows:

                                    September 30,      December 31,
                                          2002             2001
                                    -------------    -------------
    Credit card receivables         $   1,510,943    $  57,289,378
    Refundable reservation fees        (1,333,877)     (55,587,827)
                                    -------------    -------------
                                          177,066        1,701,551
    Less allowance for losses               3,060          208,070
                                    -------------    -------------
                                    $     174,006    $   1,493,481
                                    =============    =============

    Changes in the allowance for losses for the three-month and nine-month periods ended September 30, 2002 and 2001, and for the year ended December 31, 2001 are as follows:

                                          Three months ended      Nine months ended
                                            September 30,           September 30,      December 31,
                                           2002        2001        2002        2001        2001
                                        ---------   ---------   ---------   ---------   ---------
    Balances, beginning of period       $   4,761   $ 217,921   $ 208,070   $ 254,086   $ 254,086
    Provision for losses                    1,756      40,256     117,821     245,601     416,080
    Amounts charged-off                    (3,457)    (66,974)   (164,487)   (308,484)   (462,096)
    Allowance netted with receivable
     from FDIC                                                   (158,344)
                                        ---------   ---------   ---------   ---------   ---------
    Balances, end of period             $   3,060   $ 191,203   $   3,060   $ 191,203   $ 208,070
                                        =========   =========   =========   =========   =========

                         EQUITEX, INC. AND SUBSIDIARIES

                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

4.  OTHER RECEIVABLES:

    The composition of other receivables at September 30, 2002 and December 31, 2001 is as follows:

                                     September 30,     December 31,
                                          2002             2001
                                      -----------      -----------
    Due from Net First                                 $ 5,490,915
    Due from Key Bank & Trust         $    33,395          233,907
    Due from Merrick Bank                 456,964          689,946
    Other                                  29,057           20,292
                                      -----------      -----------
                                      $   519,416      $ 6,435,060
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

                         EQUITEX, INC. AND SUBSIDIARIES

                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

5.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

    CONTINGENCIES:

    In September 2002, Key received a letter from the FDIC as Receiver for Net
     First. The letter states that the FDIC, on March 4, 2002, gave notice to Key that the FDIC had determined to disaffirm the credit card marketing agreement between Net First and Key. The letter requests that Key pay $1,000,000 to the FDIC for refunds of credit card applicants' processing fees. On September 19, 2002, the Company's legal counsel responded to the FDIC letter denying any amount due. Based on consultations with legal counsel, management believes that this claim is without merit. However, there is no assurance of a favorable outcome. The Company has received no further correspondence on this matter.

    CONSULTING AGREEMENTS:

    In January 2002, the Company entered into a consulting agreement for financial services in exchange for 15,000 shares of common stock and warrants to purchase an additional 15,000 shares of common stock at an exercise price equal to 120% of the closing bid price of the Company's common stock at the date of the agreement. At the date of commitment, total compensation expense was estimated to be approximately $72,000. The Company has recognized $72,000 of expense through September 30, 2002 as the performance criteria under the agreement have been fully satisfied.

    In April 2002, the Company entered into a consulting agreement with an individual to assist the Company in obtaining a state or national bank charter. Pursuant to the agreement, the Company issued warrants to purchase 100,000 shares of common stock to the consultant at $0.75 per share (the market value of the Company's common stock was $0.99 per share at the date of the agreement). The warrants were valued at approximately $62,000 based upon the Black-Scholes option pricing model at the date of commitment. In addition, upon the successful completion of the consultant's undertaking, as defined, the Company is to issue additional shares of common stock based on the gross initial capitalization of the chartered bank, as defined. Compensation expense relating to the common stock is to be recognized as the performance criteria are satisfied. The Company has recognized $40,000 of expense through September 30, 2002.

    In September 2000 the Company entered into an athlete endorsement, license and consulting agreement (the "Agreement") with a professional athlete (the "Athlete"). The Athlete was unable to perform the endorsement services pursuant to the original term of the Agreement, which expired in September 2001. The parties verbally agreed to extend the Agreement through September 2002. The Company asserts that in November 2001, the Athlete violated the "Reputational Standards" clause of the Agreement. Accordingly, the Company terminated the Agreement, and all compensation called for by the Agreement is being withheld. As a result, the Company has eliminated the common stock and warrants that were to be issued under the Agreement and has reduced stock-based compensation by $62,500 in the quarter ended September 30, 2002.

                         EQUITEX, INC. AND SUBSIDIARIES

                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

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

    During the nine months ended September 30, 2002, 530 shares of Series G
     Preferred Stock, plus cumulative unpaid dividends of $54,595, were converted into 1,224,221 shares of common stock at conversion prices of $0.28 to $2.31 per share.

    SERIES I CONVERTIBLE PREFERRED STOCK:

    The Series I Preferred Stock is convertible, together with any accrued but unpaid dividends, at any time into shares of the Company's common stock at a conversion price per share equal to the lesser of $5.98 or 65% of the average closing price of the Company's common stock as specified in the agreement.

                         EQUITEX, INC. AND SUBSIDIARIES

                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

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

    The Series I Preferred Stock is subject to a registration rights agreement, which provides that the Company will use its best efforts to register the common stock underlying the Series I Preferred Stock and the common stock underlying the warrants within a specified time period. Because a registration statement had not been declared effective by the stipulated date, the Company incurred approximately $263,600 in penalties through September 30, 2002, which is reflected in a liability account on the Company's balance sheet as of September 30, 2002. The penalties are payable in cash. On May 3, 2002, the Company filed a Form S-3/A with the SEC to register the shares underlying the Series I Preferred Stock. The registration statement was declared effective by the SEC on May 30, 2002, and accordingly, the Company has not incurred additional penalties since that date.

    In January 2002, the Company redeemed 300 shares of Series I Preferred
     Stock, plus cumulative unpaid dividends of $7,867, for $382,867. The redemption price was less than the amount originally allocated to the beneficial conversion feature, and as a result, loss applicable to common stockholders was reduced by $86,000 for the nine months ended September 30, 2002.

    During the nine months ended September 30, 2002, 260 shares of Series I
     Preferred Stock, plus cumulative unpaid dividends of $13,080, were converted into 616,035 shares of common stock, at conversion prices of $0.28 to $2.33 per share.

    In October 2002, the Company negotiated a settlement agreement (the
     "Agreement") with the holder of 500 shares of Series I Preferred Stock. The Agreement includes a 10% premium on the face value of the shares, which is 25% below the price at which the Company was originally required to redeem the shares. The Agreement also includes the payment of accrued and unpaid dividends and registration penalties. The total amount due per the agreement is $674,250. The Company paid $266,500 on October 16, 2002, and agreed to pay the remaining amount due under the Agreement in three equal installments of $135,917 due November 14, 2002, December 14, 2002 and December 29, 2002.

                         EQUITEX, INC. AND SUBSIDIARIES

                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

6.  STOCKHOLDERS' EQUITY (CONTINUED):

    SERIES J CONVERTIBLE PREFERRED STOCK:

    In September 2002, the Board of Directors of the Company approved a private placement of Series J 6% Convertible Preferred Stock ("Series J Preferred Stock"). The Company authorized the issuance of up to 1,380 shares of Series J Preferred Stock with a stated value of $1,000 per share. The Series J Preferred Stock is convertible, together with any cumulative unpaid dividends, at any time into shares of the Company's common stock at a conversion price per share equal to 65% of the average closing bid price of the Company's common stock as specified in the agreement, but in no event shall the conversion price be less than $.40 per share. On October 11, 2002, the Company closed on the sale of 715 shares of Series J Preferred Stock and warrants to purchase 71,500 shares of common stock. In connection with this placement, the Company issued warrants to purchase 178,750 shares of common stock and $82,555 in cash to its agent of which $71,500 is commissions and $11,055 is for reimbursable expenses.

    The holder of each share of the Series J Preferred Stock is entitled to cumulative dividends at 6% per annum plus a 4% dividend default rate, payable quarterly. Dividends are payable in cash or, at the Company's option, in shares of the Company's common stock. The Series J Preferred Stock contains a liquidation preference equal to the sum of the stated value of each share plus an amount equal to 105% of the stated par value plus the aggregate of all cumulative unpaid dividends on each share of Series J Preferred Stock until the most recent dividend payment date or date of liquidation, dissolution or winding up of the Company. All outstanding shares of Series J Preferred Stock automatically convert into common stock on the third anniversary of the closing of the private placement. The Series J Preferred Stock is redeemable at the Company's option at any time through the third anniversary, at a redemption price equal to $1,250 per share plus any cumulative unpaid dividends.

    ISSUANCES OF COMMON STOCK:

    During the nine months ended September 30, 2002, the Company sold 1,212,386 shares of common stock for cash under various private placement agreements approved by the Board of Directors. Under the terms of the agreements, 78,636 shares were sold at $2.75 representing a 25% discount from the market price at that time. The remainder of the shares were sold at then current market prices between $0.50 and $1.20 per share.

    In March 2002, the Company issued 15,000 shares of common stock to a consultant for services rendered under a deferred compensation agreement. These shares were valued at $57,000, the market value of the common stock at the date of commitment.

    In May 2002, convertible promissory notes and accounts payable of $100,000 and $5,000 respectively, plus accrued interest of $2,910 were converted into 119,662 and 4,167 shares of common stock at conversion prices of $.86 and $1.20 per share respectively per share.

    During the nine months ended September 30, 2002, the Company issued 602,430 shares of common stock upon the conversion of warrants at an average conversion price of $.67 per share.

                         EQUITEX, INC. AND SUBSIDIARIES

                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

6.  STOCKHOLDERS' EQUITY (CONTINUED):

    ISSUANCES OF COMMON STOCK (CONTINUED):

    TREASURY STOCK TRANSACTIONS:

    In April 2002, Chex, a wholly-owned subsidiary of the Company, purchased
     105,645 shares of the Company's common stock from a related party under a Stock Purchase Agreement for $80,000, at $.76 per share. This stock has been classified as treasury at cost upon consolidation.

    In August 2002, a promissory note of $60,000, plus accrued interest of $2,814 due to Chex, a wholly-owned subsidiary of the Company, were exchanged for 130,862 shares of common stock at a conversion price of $.48 per share, the last sales price of the Company's common stock on the conversion date. This stock has been classified as treasury at cost upon consolidation.

    PROPOSED REVERSE STOCK SPLIT:

    In November 2002, the Company filed a Preliminary Proxy Statement with the
     Securities and Exchange Commission, giving notice of the Company's annual meeting of stockholders. Among the items the stockholders will take action on is the approval of a proposal for up to a one share for six share reverse stock split of the Company's common stock.

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

    In March 2002, the Company issued warrants to purchase 300,000 shares of the Company's common stock at $0.50 per share to an employee for services provided to the Company, exercisable for a one-month term. The market price of the Company's common stock at the date of the grant was $1.96 per share. Compensation cost of $438,000 was recorded based on the excess of the quoted market price of the Company's common stock at the date of the grant over the exercise price per share. In March and April 2002, the employee exercised the warrants. In November 2002, the Company received a notice from Nasdaq notifying the Company that the issuance of the warrants violated Nasdaq Marketplace Rule 4310(i)(1)(A). Nasdaq has requested, and the Company intends to provide, a plan to achieve and sustain compliance. The plan is to include the rescission of the warrants issued, as well as the Company's acquisition of the common stock issued in connection with the exercise of the warrants, which will become treasury stock.

                         EQUITEX, INC. AND SUBSIDIARIES

                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

7.  OPERATING SEGMENTS:

    As of and for the three-month and nine-month periods ended September 30, 2002, and 2001, the segment results were as follows:

    Three Months Ended September 30, 2002:
    --------------------------------------
                                                        Cash
                                       Credit card   disbursement  Corporate
                                        services      services     activities      Total
                                       -----------   -----------   -----------   -----------
                                     (Key and Nova)     (Chex)
     Revenues                          $ 837,728     $ 5,039,923                 $ 5,877,651

     Operating expenses:
       General and administrative        914,668       4,267,626   $   259,489     5,441,783
       Depreciation and amortization      31,299         296,755            69       328,123
       Stock-based compensation                                        (26,500)      (26,500)
       Impairment of FDIC receivable   2,151,207                                   2,151,207
       Interest, net and penalties                       321,371        17,995       339,366
     Total operating expenses          3,097,174       4,885,752       251,053     8,233,979

     Income taxes                                         14,000                      14,000
     Net income (loss)                (2,259,446)        140,171      (251,053)   (2,370,328)

    Nine Months Ended September 30, 2002:
    -------------------------------------
                                                        Cash
                                       Credit card   disbursement  Corporate
                                        services      services     activities      Total
                                       -----------   -----------   -----------   -----------
                                     (Key and Nova)     (Chex)
     Revenues                          $ 4,402,079   $15,012,806                 $19,414,885

     Operating expenses:
       General and administrative        4,461,983    12,230,489     $ 847,132    17,539,604
       Depreciation and amortization       104,258       857,566            69       961,893
       Stock-based compensation                          438,000        49,500       487,500
       Impairment of FDIC receivable     2,151,207                                 2,151,207
       Interest, net and penalties                     1,006,482       379,213     1,385,695
     Total operating expenses            6,717,448    14,532,537     1,275,914    22,525,899

     Income taxes                                         50,000                      50,000
     Net income (loss)                  (2,315,369)      430,269    (1,275,914)   (3,161,014)
     Total assets                        1,650,422    25,951,041       933,210    28,534,673

    For the three-month and nine-month periods ended September 30, 2001, the Company operated in only the credit card services segment.

                                    ITEM TWO
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION

THIS REPORT MAY CONTAIN CERTAIN "FORWARD-LOOKING" STATEMENTS AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 OR BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE COMPANY'S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE COMPANY'S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AMOUNTS RECEIVABLE FROM NET FIRST NATIONAL BANK, AND FUTURE OPERATIONAL PLANS, FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY", "WILL", "EXPECT", "BELIEVE", "ANTICIPATE", "INTENT", "COULD", "ESTIMATE", "MIGHT", OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE COMPANY'S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON THE VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO THE COMPANY'S OPERATIONS, MERGERS OR ACQUISITIONS, GOVERNMENTAL REGULATION, THE VALUE OF THE COMPANY'S ASSETS AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER COMPANY FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated/combined financial statements and notes thereto for the years ended December 31, 2001, 2000 and 1999. The financial results presented for the three and nine months ended September 30, 2002, are those of Chex Services, Inc. ("Chex"), Key Financial Systems, Inc. ("Key"), Nova Financial Systems, Inc. ("Nova") and Denaris Corporation ("Denaris") on a consolidated basis with those of Equitex, Inc. The financial results presented for the three and nine months ended September 30, 2001, are those of Key and Nova on a combined basis through August 5, 2001 (the date of the Company's acquisition of Key and Nova), and on a consolidated basis with those of the Registrant for the period from August 6, 2001 through September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

For the year ending December 31, 2002, we presently anticipate our liquidity and capital resource needs will be satisfied from cash flows generated from our operating activities. Although the closure of Net First National Bank ("Net First") and subsequent closure of operations will eliminate cash flows at Key, we have taken actions to reduce personnel, marketing and other operating costs.

Our other operating subsidiary, Chex, has been experiencing an increase in cash flows in 2002 from the increase in cash access locations and from the introduction of new products during the year. These products are complementary to its existing products and services. Future products may include: cashless gaming smart cards, debit cards and customized funds transfer systems for multi-jurisdictional gaming operators. Additionally, included in notes payable related parties are approximately $5.1 million of 12% notes payable by Chex, due through December 2002. Chex is attempting to restructure some of these notes, thereby reducing interest costs and further increasing cash flow in the future.

Cash flow activity for the nine months ended September 30, 2002, includes the activity of Chex, Key and Nova, Equitex, and Denaris. The 2001 activity includes the activity of Key and Nova through August 5, 2001 as well as the activity of the Company, Key and Nova from August 6, 2001 through September 30, 2001. For the nine months ended September 30, 2002, net cash provided by operating activities was $1,531,101 compared to $2,312,844 for the nine months ended September 30, 2001. The most significant portion of this change was the decrease from a net income for the nine month period from $1,465,585 in 2001 to a net loss of $3,161,014 in 2002. Significant non-cash adjustments to the current year's results including depreciation and amortization of $961,893, stock based compensation of $487,500 and the impairment of the receivable from the FDIC of $2,151,207 also partially offset the reduced income.

Cash used in investing activities for the nine months ended September 30, 2002 was $1,872,130 compared to $1,146,066 for the nine months ended September 30, 2001. Cash provided by financing activities for the nine months ended September 30, 2002 was $312,851 compared to cash used in financing activities of $924,700 for the nine months ended September 30, 2001. This change is primarily due to issuances of notes receivable and the purchases of furniture, fixtures and equipment.

The significant activity for the nine months ended September 30, 2002, included the Company receiving approximately $1,113,000 from the exercise of warrants and the issuance of common stock. The Company also received proceeds of approximately $1,981,000 upon the issuance of short-term notes payable to related parties and third parties and repaid approximately $2,287,000 of related party and third party notes. In addition, the Company issued approximately $1,128,000 of notes receivable to related parties and third parties and received payment of approximately $124,000 of related party notes. During the nine months ended September 30, 2002, the Company also redeemed 300 shares of its Series I Preferred Stock for approximately $383,000 in cash and Chex purchased 105,645 shares of the Company's common stock for $80,000.

During the nine months ended September 30, 2001, (prior to the acquisition of Key and Nova by the Company) Key and Nova received capital contributions of $1,000,000 and paid dividends to Key and Nova shareholders of $2,000,000.

For the nine months ended September 30, 2002, net cash decreased $28,178 compared to an increase of $242,078 for the nine months ended September 30, 2001, and ending cash at September 30, 2002, was $7,802,248 compared to $315,689 at September 30, 2001.

Other sources available to us that we may utilize include the sale of equity securities through private placements of common and/or preferred stock as well as the exercise of stock options and/or warrants, all of which may cause dilution to our stockholders. We may also be able to borrow funds from related and/or third parties.

RESULTS OF OPERATIONS

REVENUES

Consolidated revenues for the three and nine months ended September 30, 2002, were $5,877,651 and $19,414,885, respectively, compared to consolidated/combined revenues of $4,112,193 and $11,197,593 for the three and nine months ended September 30, 2001, respectively due primarily to the addition of Chex.

REVENUE BY SEGMENT
                                Three months ended         Nine months ended
                                   September 30,              September 30,
Segment                          2002         2001          2002         2001
--------------------------   -----------  -----------   -----------  -----------
Cash disbursement services   $ 5,039,923                $15,012,806
Credit card services             837,728  $ 4,112,193     4,402,079  $11,197,593
                             -----------  -----------   -----------  -----------
                             $ 5,877,651  $ 4,112,193   $19,414,885  $11,197,593
                             ===========  ===========   ===========  ===========

CASH DISBURSEMENT SERVICES SEGMENT

Chex recognizes revenue at the time certain financial services are performed. The effective date of our acquisition of Chex was December 1, 2001, and therefore the revenues of Chex are included for the three and nine months ended September 30, 2002, but not for the comparative periods ended September 30, 2001. Chex processed $638 million in cash transactions for the nine months ended September 30, 2002, and revenues are derived principally from check cashing fees, credit and debit card advance fees, automated teller machine ("ATM") surcharge and transaction fees.

Chex cashes personal checks at its cash access locations for fees of between 5 and 6 percent based on its casino contracts. Chex also cashes "other" checks, comprised of tax and insurance refunds, casino employee payroll checks and casino jackpot winnings at a reduced rate. For the three and nine months ended September 30, 2002, Chex cashed over $45 million and $128 million, respectively, of personal checks and over $39 million and $116 million, respectively, of "other checks" in the three and nine months ended September 30, 2002. Fees earned on personal and "other" checks were $2,329,787 and $257,433, respectively, for the three months ended September 30, 2002. Chex earned fees of $6,733,527 on personal checks and $940,506 on "other" checks for the nine months ended September 30, 2002, respectively.

For the quarter ended September 30, 2002, Chex processed approximately 118,000 credit/debit card transactions with approximately $42 million in advances and earned fees of $1,369,859 on these transactions. For the nine months ended September 30, 2002, Chex processed approximately 377,000 credit/debit card transactions with approximately $138 million in advances and earned fees of $4,281,309. Additionally, for the three months ended September 30, 2002, Chex processed approximately 880,000 ATM transactions and earned commissions or fees of $919,686 on approximately $87 million of transactions. For the nine months ended September 30, 2002, Chex processed approximately 2.5 million transactions, earning commissions or fees of $2,589,227 on approximately $255 million of transactions. Also, Chex collected fees of $111,954 on returned checks and had other income of $51,203 for the three months ended September 30, 2002. For the nine months ended September 30, 2002, Chex collected fees of $336,985 on returned checks and had other income of $131,252.

Although, the financial results of the Registrant include the results of operations of Chex only from the date of acquisition, December 1, 2001, for the three and nine months ended September 30, 2002, total revenues for Chex increased $1,131,750 or 29% and $3,786,283 or 34%, respectively, from the three and nine months ended September 30, 2001. This increase was primarily due to the increase in the number of casino locations in which Chex operated in during 2002 as compared to 2001.

CREDIT CARD SERVICES SEGMENT

CREDIT CARD INCOME

On March 1, 2002, the Office of the Comptroller of the Currency closed Net First National Bank ("Net First") and appointed the FDIC as receiver. Key immediately ceased all marketing and processing of new credit card accounts at the close of business on March 1, 2002. In addition, the FDIC repudiated Key's contract with Net First effective March 4, 2002, and has closed all the credit card accounts subject to Key's contract with Net First. The FDIC's action results in the termination of all future credit card servicing revenues to Key from the Net First portfolio after March 4, 2002. For the year ended December 31, 2001, the Net First portfolio provided 71.3% of the total credit card servicing revenues for Key. The Net First portfolio was projected to represent an even greater percentage of 2002 revenues due to the continuing attrition of the Key Bank & Trust and Merrick Bank portfolios that were originated in 1998 and 1999 and the expected growth in the Net First portfolio.

Through February 28, 2002, the Net First portfolio provided $2,121,220 of credit card servicing fees. For the year ended December 31, 2001, credit card servicing fees resulting from the Net First portfolio was $7,982,799.

In June 2002, Key began test telemarketing a stored value card product on behalf of an unaffiliated company. The initial results were consistent with the success rate Key experienced with the Net First program and accordingly, Key increased its sales staff in July and August. However, in September 2002 it became apparent that refunds and initial cancellations significantly lagged the initial sales. Key attempted to improve the performance, but ultimately was unable to obtain an acceptable success rate. Due to these circumstances Key ceased selling the program in mid-September and terminated the sales staff. There will continue to be minimized revenues from the prior existing credit card portfolios.

Prior to March 1, 2002, credit card servicing fees were the major component of credit card income, which was Key and Nova's principal source of earnings before the closure of Net First. Credit card fees were assessed on credit card accounts owned by each company's client banks. These include monthly membership fees, late charges, over limit fees, and return check fees. The fees were paid to Key and Nova under a 100% loan participation agreement with the client bank. Credit card servicing fees for the three and nine months ended September 30, 2002, were $297,184 and $2,857,587 respectively. For the three and nine months ended September 30, 2001, credit card servicing fees were $3,015,571 and $7,689,222 respectively. During the quarter ending September 30, 2002, the average number of active accounts was 5,290 versus 132,082 in 2001 as a result of the closing of Net First. The new account volume in the nine months ended September 30, 2002, was 31,477 compared to 117,212 for the nine months ended September 30, 2001, as the Company has not issued any new cards since March 1, 2002, due to the closure of Net First.

Key has made contact with other financial institutions that had shown initial interest in a Key credit card program to provide future credit card servicing revenues and help replace the Net First program. To date none of these contacts have resulted in any agreements and there is no assurance that a new financial institution will be identified or a new secured credit card program instituted.

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

In March of 2001, Key performed a detailed analysis comparing the number of active accounts on file for three months and longer between two different card issuance methodologies. They found a significantly smaller percentage of active accounts on file in relationship to applications for a method implemented in June 2000 versus the method previously used. Though the average credit card income per account was higher using the new method, which required customers to return a signed activation certificate, the number of net remaining accounts was significantly less, thereby reducing the amount of residual income Key would earn over the life of the account relationships. As a result of this analysis, effective April 2001, Key returned to the previous card issuance method, which does not require applicants to return a signed activation certificate.


The provision for losses is the charge to operating earnings that management feels is necessary to maintain the reserve for possible losses at an adequate level. The provision is determined based on growth of the portfolio, the net amount of losses incurred, and management's estimation of losses based on an evaluation of the portfolio risks and economic conditions. For the nine months ended September 30, 2002, Key and Nova had a total provision of $117,821 compared to $245,601 for the same period in 2001. This decrease is attributed to the FDIC's closure of the Net First credit card accounts. The allowance for losses at September 30, 2002, was $3,060 or 1.8% of credit card receivables, net of unearned income, compared to $191,203 or 12.8% of credit card receivables, net of unearned income, at September 30, 2001. This decrease is also attributed to the FDIC's closure of the Net First credit card accounts. Management believes that the reserve for possible losses was adequate to provide for potential losses at September 30, 2002 and 2001.

APPLICATION FEES, NET OF DIRECT MARKETING COSTS

Application fees have been reduced significantly in 2002 compared to 2001 due to the closure of Net First and the termination of all marketing programs related to the Net First credit card. Application fees were $354,048 for the nine months ended September 30, 2002, compared to $3,172,562 for the nine months ended September 30, 2001. The total application processing fees in 2001 of $4,213,466 were attributable to the Net First marketing efforts. New account volume for the nine months ended September 30, 2002, was 31,477 compared to 117,212 for the same period in 2001. Key does not anticipate any future fees until such time, if any, a new bank is found.

During the first quarter in 2001 the Company was still using the activation certificate described above. The lower unit income in 2002 is due to the higher concentration of telemarketing sales in 2002 and the impact of refunds related to December and January sales against the lower new application volume in February and the returns posting after the shutdown by the FDIC with no new sales volume.

OTHER INCOME, NET

Other income for Key and Nova for the nine months ended September 30, 2002, was $1,190,445 compared to $335,809 for the nine months ended September 30, 2001. This income is mostly comprised of other marketing and lead income of $888,840 and $514,091. Additionally, during the three months ended September 30, 2002, Key received $240,000 in a lawsuit settlement claim.

OPERATING EXPENSES

Total operating expenses for the three and nine months ended September 30, 2002, were $8,233,979 and $22,525,899, respectively, compared to $3,881,286 and
$9,789,508 for the three and nine months ended September 30, 2001. The 2002 periods include expenses for the Company, Chex, Key and Nova. The 2001 periods include expenses of Key and Nova combined basis through August 5, 2001 and on a consolidated basis with those of the Company for the period from August 6, 2001 through September 30, 2001.

                                Three months ended         Nine months ended
                                   September 30,              September 30,
Segment                          2002         2001          2002         2001
--------------------------   -----------  -----------   -----------  -----------
Cash disbursement services   $ 4,888,150                $14,534,935
Credit card services           3,097,175  $ 3,503,775     6,717,449  $ 9,411,997
Corporate activities             248,654      377,511     1,273,515      377,511
                             -----------  -----------   -----------  -----------
                             $ 8,233,979  $ 3,881,286   $22,525,899  $ 9,789,508
                             -----------  -----------   -----------  -----------


CASH DISBURSEMENT SERVICES SEGMENT

Chex operating expenses of $4,888,150 and $14,534,935 are included for the three and nine months ending September 30, 2002. Chex expenses were comprised as follows:

                                                              Three months
                                      Nine months ended           ended
                                      September 30, 2002    September 30, 2002
                                       ---------------       ---------------
Fees to casinos                        $     4,783,961       $     1,636,759
Salaries and related costs                   4,487,785             1,522,462
Stock based compensation (non-cash)            438,000                     -
Returned checks, net of collections            491,589               118,902
General operating expenses                   2,470,908               993,255
Interest expense, net                        1,006,482               321,373
Depreciation and amortization                  856,210               295,399
                                       ---------------       ---------------
                                       $    14,534,935       $     4,888,150
                                       ---------------       ---------------

CREDIT CARD SERVICES SEGMENT

The closing of Net First and the shut down of their portfolio has had a significant impact in reducing 2002 operating expenses until such time, if any, that a replacement bank is found. The majority of the operating expenses were directly related to Key's credit card marketing efforts and portfolio servicing responsibilities under the contract with Net First. Effective March 11, 2002, Key has eliminated all direct costs associated with the Net First program. In 2001, outside servicing fees of $3,901,764 or 29.5% of total operating costs were incurred on behalf of the Net First portfolio and have ceased effective March 4, 2002. Approximately 85% of personnel and other operating expenses were incurred for the Net First marketing and portfolio servicing functions; therefore Key has experienced significant reduction in these costs in 2002. Included in operating expenses for the three and nine months ended September 30, 2002, is the impairment of the FDIC receivable for $2,151,207. Based on the Company receiving a notice from the FDIC regarding the disallowance of our claim, the Company decided to reserve 100% of the receivable. The Company has filed a lawsuit seeking collection. Without the impairment of the FDIC receivable, operating expenses for Key and Nova for the three months ended September 30, 2002, decreased $2,557,807 to $945,968 from $3,503,775 for the same period in 2001. There was an average account base of 5,290 for the three months ended September 30, 2002, compared to 132,082 for the same period in 2001. Additionally, for the nine months ended September 30, 2002, there were 3,421 average monthly new accounts compared to 13,023 average monthly new accounts in 2001. Third party servicing fees, affected by the volume decreases, decreased by $1,530,595 to $108,487 for the three months ended September 30, 2002 compared to $1,639,082 for the three months ended September 30, 2001. Other expenses including occupancy costs decreased by $238,047 for the three months ended September 30, 2002 compared to September 30, 2001.

CORPORATE ACTIVITY

Included in the three and nine months ended September 30, 2002, are operating expenses for Equitex and Denaris totaling $248,654 and $1,273,515 respectively. For the nine months ended September 30, 2002, these expenses are comprised of selling, general and administrative expenses of $1,108,800, stock-based compensation expense of $49,500, and interest expense, net of $115,215. Stock-based compensation expense represents non-cash expenses related to issuances of common stock and warrants to third party consultants for services. Included in the selling, general and administrative expenses are charges related to a late registration filing regarding the Series I convertible preferred shares of $263,600. Other costs include professional fees of $367,145, salaries and related costs of $285,796, and other general operating costs of $192,259


                                   ITEM THREE
             QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Not applicable.
                                    ITEM FOUR
                       DISCLOSURE CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO")/Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report. Based on that review and evaluation, the CEO/CFO has concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

              None.

Item 2.       Changes in Securities

         During the quarter ended September 30, 2002, the Company issued a total of 938,678 shares of its $0.02 par value common stock, which were not registered under the Securities Act of 1933, in various transactions as described below. For each of the following transactions, the Company relied upon the exemptions from registration provided by Sections 4(6) or 4(2) of the Securities Act and Rule 506 promulgated there under based upon (i) representations from each investor that it is an accredited or sophisticated investor with experience in investing in securities such that it could evaluate the merits and risks related to the Company's securities; (ii) that no general solicitation of the securities was made by the Company; (iii) each investor represented to the Company that it was acquiring the securities for its own account and not with a view towards further distribution; (iv) the securities issued were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act; (v) the Company placed appropriate restrictive legends on the certificates representing the securities regarding the restricted nature of these securities; and (vi) prior to completion of the transaction, each investor was informed in writing of the restricted nature of the securities, provided with all information regarding the Company as required under Rule 502 of Regulation D and were given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations. The shares were issued as follows:

         On July 18, 2002, the Company issued in a private placement transaction 802,600 shares of its $.02 par value common stock at a price of $0.50 per share in cash to a group of accredited investors for proceeds of $401,300. As part of this transaction, an additional 1,049 shares of the Company's common stock were issued pursuant to the exercise of a warrant at $0.50 per share for proceeds of $525. The Company issued warrants to purchase up to 992,649 shares of the Company's common stock exercisable at $1.00 per share expiring on June 30, 2004 to the purchasers the above referenced shares which includes 189,000 warrants issued pursuant to the exercise of certain warrants for which the underlying common stock had already been registered. Cash commissions of $49,632 as well as a warrants to purchase up to 99,265 shares of the Company's common stock exercisable at $0.50 per share and up to 99,265 shares of the Company's common stock exercisable at $1.00 per share, both of which expire on June 30, 2007, were paid to Feltl and Company which acted as the Solicitation Agent for the offering.

         On August 13, 2002, the Company issued 130,862 shares of its $0.02 par value common stock to its subsidiary, Chex Services, Inc. pursuant to the conversion of a note payable plus accrued interest totaling $62,814 or $0.48 per share.

         On September 30, 2002, the Company issued 4,167 shares of its $0.02 par value common stock to an accredited investor pursuant to the conversion of an account payable balance of $5,000 or $1.20 per share.

Item 3.       Defaults upon Senior Securities

              None.

Item 4.       Submission of Matters to a Vote of Security Holders

              None.

Item 5.       Other Information

              None.

Item 6.       Exhibits and Reports on Form 8-K

              Exhibit 99.1 - Certification of Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Equitex, Inc.
                                       (Registrant)


Date: November 19, 2002                By: /s/ Henry Fong
                                          ----------------------------
                                           Henry Fong
                                           President, Treasurer and
                                           Chief Financial Officer

        CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
           EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Henry Fong, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Equitex, Inc. and subsidiaries;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed based on our most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002
                                        /s/ Henry Fong
                                        ------------------------------------
                                        Henry Fong
                                        President, Treasurer and
                                        Chief Financial Officer