Form 10-K
period 2002-12-31
EQUITEX INC
filed 2003-04-15
CIK 716101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         /X/  ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
               For the fiscal year ended: DECEMBER 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: /X/

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $14,187,474 based on the last sale price of the Registrant's common stock on April 11, 2003, ($0.62 per share) as reported by the Nasdaq Stock Market.

The Registrant had 28,640,497 shares of common stock outstanding as of March 31, 2003.

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

(a) General development of business.

Equitex, Inc. was organized under the laws of the State of Delaware in 1983, and we elected to become a business development company and be subject to the applicable provisions of the Investment Company Act of 1940 in 1984. Until January 4, 1999, Equitex was a business development company which is a form of closed-end, non-diversified investment company under the Investment Company Act of 1940. A business development company generally must maintain 70% of its assets in new, financially troubled or otherwise qualified companies, known as investee companies, and offers significant managerial assistance to such companies. Business development companies are not subject to the full extent of regulation under the Investment Company Act of 1940. We primarily were engaged in the business of investing in and providing managerial assistance to developing companies that, in our opinion, would have a significant potential for growth. On April 3, 1998, our stockholders authorized us to change the nature of our business and withdraw our election as a business development company, which became effective on January 4, 1999.

At a special stockholders meeting held on June 22, 2001, our stockholders approved the distribution of all of our assets and liabilities to Equitex
2000, Inc., which was then our wholly-owned, Delaware-chartered subsidiary (formed in 2001), and the distribution by us of all of the outstanding shares of Equitex 2000 common stock to our stockholders on the basis of one share of common stock of Equitex 2000 for each share of our common stock.

On August 6, 2001, we distributed all of our assets (which primarily consisted of investments in subsidiaries) to Equitex 2000, Inc. Equitex 2000 also assumed all of our liabilities. Simultaneous with the distribution of assets and liabilities to Equitex 2000, we transferred our rights, title and interest in the issued and outstanding shares of Equitex 2000 to an escrow account, outside of our control. The shares of Equitex 2000 are to be distributed from escrow to our stockholders upon the effective registration of Equitex 2000. Shares of Equitex 2000 are to be distributed based on each stockholder's proportional ownership interest in Equitex as of July 20, 2001.

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

Until March 1, 2002, Key marketed the Pay As You Go credit card program with Net First National Bank of Boca Raton, Florida. At the close of business on March 1, 2002, the Office of the Comptroller of the Currency closed Net First National Bank and appointed the Federal Deposit Insurance Corporation as receiver. The FDIC subsequently closed all the credit card accounts relating to Key's contract with Net First National Bank. The FDIC's action resulted in the termination of all future credit card servicing revenues to Key from the Net First portfolio after March 4, 2002. As of December 31, 2002, Key and Nova have ceased current business operations but continue to receive residual revenue from the Merrick Bank and Key Bank and Trust portfolios.

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

In August 2002 we formed a new majority owned subsidiary, Denaris Corporation, to pursue opportunities in stored value card operations. In return for assigning our rights to certain notes receivable as well as the opportunity to acquire certain technological and other information from our subsidiary Key, Denaris agreed to pay Equitex $250,000 in cash in the form of a promissory note as well as 5,000,000 shares of Denaris common stock. As of December 31, 2002, Denaris had 6,500,000 shares of common stock outstanding; therefore, we owned 77% of the outstanding common stock.

Our common stock is currently traded on the Nasdaq SmallCap Market. In July 2002, we received notice from the Nasdaq Stock Market that for the last 30 consecutive trading days our common stock's minimum bid price had fallen below the $1.00 per share price required for continued inclusion. We had until January 14, 2003 to regain compliance with the minimum bid price requirement. Although we did not meet the minimum bid price requirement by January 14, 2003, we received notice from the Nasdaq Stock Market that we met the initial inclusion criteria for The Nasdaq SmallCap Market and will, therefore, be provided an additional 180 calendar days, or until July 14, 2003 to regain compliance with the minimum bid price requirement. Initial inclusion criteria required us to have (i) stockholders' equity of $5 million, (ii) market value of listed securities of $50 million, or (iii) net income from continuing operations of $750,000 in the most recently completed fiscal year or in two of the last three completed fiscal years. At September 30, 2002, the period on which the Nasdaq notice was based, our balance sheet reflected stockholders' equity of $10,707,796. As of December 31, 2002, our stockholders' equity was $9,507,511. If at any time before July 14, 2003, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, the Nasdaq Stock Market will provide written notification that we comply with Marketplace Rule 4310(c)(4). If compliance with the Marketplace Rule cannot be demonstrated by July 14, 2003, the Nasdaq Stock Market will provide written notification that our securities will be delisted. At that time we may appeal the Nasdaq Stock Market's determination to a Listing Qualifications Panel.

In November 2002, we received notice from Nasdaq that our issuance of 300,000 warrants to purchase common stock at $.50 per share to James P. Welbourn, one of our directors, in March 2002, violated Nasdaq Marketplace Rule 4310(i)(1)(A). Mr. Welbourn exercised the warrants in March and April 2002 and paid us $150,000 for the exercise price. We provided Nasdaq with all requested material regarding the warrants and the circumstances upon which they were issued. Nasdaq requested, and we provided, a plan to achieve and sustain compliance which included the rescission of the warrants issued in addition to our acquisition of the common stock that was issued in connection with Mr. Welbourn's exercise of the warrants. Accordingly, Mr. Welbourn returned 300,000 shares of our common stock to us and we have reimbursed Mr. Welbourn $150,000 for the exercise price he paid through the issuance of a note payable. Additionally, we have implemented policies and procedures that require future issuances of any equity-based compensation, including options and warrants, to any executive officer, director, consultant or other person as compensation for services rendered to us, be reviewed by outside counsel for compliance with Marketplace Rules. Nasdaq has accepted our definitive plan to achieve and sustain compliance with respect to this issue.

On December 27, 2002, we held our Annual Meeting of Stockholders. At that meeting, a proposal was approved to cause a one share for six shares reverse stock split of our common stock. As of our filing of this Annual Report on Form 10-K, our board of directors has not enacted the reverse split which has been put on hold until further notice.

As a holding company, from time to time we evaluate opportunities for strategic investments or acquisitions that would complement our current services and products, enhance our technical capabilities or otherwise offer growth opportunities. As a result, acquisition discussions and, in some cases, negotiations may take place and future investments or acquisitions involving cash, debt or equity securities or a combination thereof may result.

(b) Financial information about segments.

We operate in two industry segments, credit card services and cash disbursement services. Information relating to our operating segments can be found in Note 14 to our consolidated/combined financial statements for the year ended December 31, 2002.

(c) Narrative description of business.

EQUITEX

Beginning August 6, 2001, as a result of our transfer of assets and liabilities to Equitex 2000, we are now a holding company that operates through our three wholly-owned subsidiaries, Chex Services, Inc., a Minnesota corporation, Key Financial Systems, Inc., a Florida corporation and Nova Financial Systems, Inc., a Florida corporation, and Denaris Corporation, a Delaware Corporation and our majority-owned subsidiary. The business operations of each subsidiary is outlined more fully below.

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

As of March 31, 2003, Chex had contracts to provide its cash access products and services in fifty (50) locations throughout the United States. At each of these locations Chex can provide any one or a combination of: check cashing; credit/debit card cash advance systems; and ATM terminals. Chex either staffs the locations with its personnel or provides its products and services to the locations based upon the contract with the location.

Chex's services are provided pursuant to the terms of a financial services agreement entered into with the respective establishment. The agreement specifies which cash access services will be provided by Chex, the transaction fees to be charged by Chex to patrons for each type of cash access transaction, and the amount of compensation to be paid by Chex to the casino. Pursuant to all of these agreements with the locations serviced, Chex maintains the exclusive rights (with rare exception) to provide its services for the term of the contract.

At each of the locations where Chex provides its cash access services, it must have sufficient cash available to process both check cashing and credit card advance transactions. Additionally, at each location where it operates ATMs, Chex must have sufficient cash available to replenish the ATM machines. The amount of cash required is dependent upon the transaction volumes of each product and the average dollar amount per transaction. To meet its cash needs, Chex arranges to have the cash it maintains on deposit delivered from a local bank as needed. Chex will usually utilize the same financial institution for depositing customer checks.

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

Under the terms of the vendor agreements, the vendor charges each patron completing a credit card advance transaction a service fee based on the cash advance amount and pays a portion of such service fee to Chex. The service fee and the credit card cash advance amount are charged against the credit card account of the location patron effecting the transaction and is deposited by the appropriate credit card company into the vendor's account. The vendor reimburses Chex for the advance amount, by check, and pays the commission due to Chex in the month following the month the transaction was completed. At all of the locations at which Chex provides credit card advance services, it pays the operator a commission for each completed credit card cash advance transaction.

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

For the year ended December 31, 2002, Chex processed approximately 481,000 credit/debit card transactions with $174 million in advances and earned fees of $5,490,224 on these transactions.

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

Chex mitigates its potential for returned items by establishing check-cashing limits based on the customer's history at Chex locations. In addition, Chex utilizes national negative databases to determine if a customer has written non-negotiable checks in the past. Chex also contacts the customer's bank to verify funds availability in the customer's checking account and take the fingerprints and photo of customers to both deter potential bad checks and to assist their efforts in collections when necessary.

In the past, Chex has used its own in-house collections department to pursue collection of returned checks. In September 2002, Chex incorporated this department as Collection Solutions, Inc. creating a separate wholly-owned stand-alone collections subsidiary licensed as a collection agency in seven states. In addition to providing collection services for Chex, Collection Solutions intends to offer its services to current Chex customers as well as other companies both within and outside of the gaming industry. For the year ended December 31, 2002, Chex Services collected fees of $465,820 on returned checks and had other income of $210,164.

For the year ended December 31, 2002, Chex cashed approximately $321 million in customer checks and earned fees of approximately $9,960,000 on these transactions.

ATM SYSTEMS. Under the terms of the agreements with the processor, also known as the vendor, Chex receives a surcharge fee for each cash withdrawal and the vendor credits Chex's bank settlement account for each transaction, less any processing fees. The surcharge, which is a charge in addition to the cash advance, is made against the bank account of the patron effecting the transaction and is deposited in the vendor's account. The vendor reimburses Chex for the cash advance amount generally within two days of the transaction and pays the surcharge commission due Chex for each withdrawal either immediately or in the month following the month the transactions were completed. This variance in the timing of the surcharge payments is based upon the ATM processing agreements between Chex and its vendors. The Company generally passes on an agreed upon percentage of the surcharge commissions to the locations where the ATMs are placed. For the year ended December 31, 2002, Chex processed over 3.3 million ATM transactions with over $332 million in advances and earned fees or commissions of $3,453,572.

STORED VALUE CARD. In August 2002, Chex executed an agreement with West Suburban Bank to issue stored value cards. Under the terms of the agreement, Chex services will primarily function as an independent marketing agent. The "FastFunds" Stored Value Card program allows customers to load money onto the FastFunds card that can be used at ATM's worldwide and at any location that accepts pin based Point of Sale debit transactions. FastFunds current customer base can load jackpot winnings on to the card, up to a maximum of $7,500 per day, which is less costly and more secure for the establishment and safer for the customers. Customers can also load money on to the card rather than leave the gaming establishment with a significant amount of cash winnings. Using two cards and transferring money from one card to the other also allows the card to be used for money remittance in a method that can be less expensive and more convenient than traditional money remittance systems.

PREPAID PAYROLL CARD. Chex has been approved by Visa U.S.A. to market a prepaid payroll card program through West Suburban Bank to current and prospective clients. This program allows employees to have their payroll loaded on to the "PowerCash" payroll card which they can then use at ATM's to make cash withdrawals or make purchases at any location that accepts debit and credit cards. The PowerCash payroll card is targeted at employees who do not have checking accounts or do not like direct deposit and can be used as a virtual checking account including bill payment capabilities.

In March 2003, we began marketing the PowerCash prepaid payroll card to employees of casinos in which we operate. By law, employers are required to offer to their employees at least one alternative to direct deposit for their pay. To comply with this law, traditionally, employers have offered manual checks, which are costly. Our PowerCash prepaid payroll card will allow employers to comply with the law with more ease and less cost. If requested by the employee, we "load" the amount of the employees pay, as reported by the employer, onto a card, which the employee may then utilize to draw down the balance like a debit card. Our PowerCash prepaid payroll cards are accepted by most merchants throughout the world. We receive a transaction fee each time the employee utilizes the card as well as half of the monthly maintenance fee. Because we believe this product can be utilized in a broad context, we intend to market this product outside of the gaming industry.

MARKETING AND SALES OF SERVICES. Chex's objective is to increase the number of locations at which it provides cash access services in the gaming industry. It intends to pursue obtaining additional contracts with new casinos, existing casinos not currently contracting with a cash access provider and other existing casinos when such casino's current contracts with another cash access service provider expire. At December 31, 2002, Chex had 50 contracts with casinos and other gaming establishments to provide varying levels of cash access services as compared to 44 at December 31, 2001. As of December 31, 2002, Chex Services is the number one provider of full-service booth operations utilizing cash access services to the Native American gaming industry.

In furtherance of Chex's objective to increase its market share, its marketing plan is designed to increase Chex's profile in the casino industry. The marketing plan includes increasing direct personal contact with casino management personnel responsible for decision making regarding cash access services, including the implementation of customer service workshops that are designed for the company's and the casino's employees. Chex has developed a network of associates in the casino industry who are able to refer casino management to the company. It also advertises in trade publications, attends industry trade shows and distributes sales material to casino operators through direct mail. Chex has a marketing director for this purpose.

COMPETITION. Chex competes with a number of companies in its market niche. The other companies that offer full service booth check cashing operations are Game Financial Corp. (owned by Travelers Express), Global Cash Access, Cash Systems, Inc. and Americash. Chex Services also competes with a number of companies that offer ala carte credit card cash advance systems and ATMs to the gaming and hospitality industries which include Global Cash Access, Game Financial Corp., Cash Systems, Inc., Cash & Win (through an alliance with Comerica Bank and NDC), Americash, and Borrego Springs Bank.

GOVERNMENT REGULATION. Chex is licensed at many of the locations where it operates by the local Tribal Authority and/or various state licensing organizations. All of the Tribes operate under various compacts negotiated with the states where they are domiciled. The Bureau of Indian Affairs, which reports to the U.S. Department of Commerce, oversees the regulatory aspects of these compacts. If a Tribe was found in violation of the regulations of the state compact, its operations could be closed down. An event of this type would have a negative impact on Chex. Also, if the government or individual states were to ban ATM convenience fees, that too would have a negative affect on Chex's operations.

Tribal governments exercise a form of governmental immunity that is comparable to the immunity of states, local governments and the federal government. Like the federal government, tribal governments retain limited immunity in order to protect government funds and discretionary governmental functions from lawsuits and may limit the size of damages or claims. Tribes provide for insurance and limited waivers of their sovereign immunity, taking responsibility for the actions of tribal employees. Tribal sovereign immunity may limit our ability to pursue certain legal remedies should Chex believe it has a claim against a tribal authority.

DENARIS CORPORATION

Denaris Corporation was formed on August 16, 2002 to develop and market a prepaid reloadable stored value card program. As of December 31, 2002, Denaris had not commenced active business operations. Stored value cards offer a convenient alternative to customers, particularly immigrants, who choose not to utilize traditional bank accounts due to language barriers and apprehension. Initially, Denaris intends to focus on the development of marketing programs targeting various immigrant populations that utilize international fund remittance services to transfer funds. Additionally, we, through Denaris, intend to market a proprietary stored value card program, with our initial focus on the international funds remittance business between the United States and Jamaica.

Reloadable stored value cards can be obtained by anyone without a credit check or intrusive personal information and allow a customer to place funds on the card in varying amounts at any time that can be accessed at most ATM's, through point-of-sale transactions wherever debit cards are accepted or at partner customer service outlets. They also provide a fast, easy and cost effective means of transferring funds to anyone, anywhere in the world.

Stored value cards offer a convenient alternative to customers who may not have convenient access to traditional banking institutions or who choose not to utilize traditional banking institutions due to language barriers, fear or mistrust of the banking system. Stored value card customers may be immigrants, college students, international travelers, armed forces personnel or other individuals or entities that need a safe way to store, transfer or utilize cash outside of a traditional bank account.

Once money is loaded onto a card, customers have immediate access to their funds wherever the card is accepted. If a customer wishes to transfer funds to family or friends either nationally or internationally, they may purchase a second card that is sent to the recipient, which may be used to access the transferred funds for a minimal fee. Often these transfer fees are significantly lower than those charged by traditional money transfer services.

PAYMASTER JAMAICA AGREEMENT. In August 2002, we signed an agreement (described below) with Paymaster Jamaica Ltd. headquartered in Kingston, Jamaica. Paymaster Jamaica commenced operations in October 1997, offering improved revenue collection and customer care facilities to businesses, institutions and consumers on the island of Jamaica. It offers its client companies a viable, cost effective alternative to retaining their own commercial offices. Paymaster Jamaica's clients include every local utility company, five remittance companies, select internet service providers and cable networks, among others. Paymaster Jamaica presently has over 700,000 consumer clients accessing services at approximately 100 service outlets processing over 400,000 transactions per month with average collections of Ja$1 billion (US$20 million). In addition to its bill payment services, Paymaster Jamaica offers cash remittance services affording its customers the convenience to send and receive all types of remittances nationally or internationally via cash or debit cards.

Paymaster Jamaica recently executed a contract with the Jamaican Postal Service providing exclusive "transactions system rights" for twenty years throughout the 640 branch network, including the country's prime commercial areas. This agreement gives Paymaster Jamaica an exclusive right to provide its services at all post office locations throughout the island.

Paymaster Jamaica has also secured the contract for Jamaica's first Electronics Benefits Transfer Program. Under this program, the Jamaican government would disburse pension and benefit payments to pensioners and welfare recipients through the Paymaster Jamaica network.

In 2002, we advanced $500,000 capital advance to Paymaster Jamaica in exchange for a 6% promissory note. Under the terms of the Paymaster Jamaica note, Paymaster Jamaica may convert the amounts due under the capital advance into equity of a newly formed subsidiary, Paymaster Worldwide, which would then be jointly owned by Denaris and Paymaster Jamaica. Paymaster Worldwide is to franchise the Paymaster Jamaica business model to other markets initially in other Caribbean countries with the possibility of eventually going worldwide.

Denaris is to provide the computer systems, network design, and technical support to support all of Paymaster Jamaica's current business activities on a per transaction fee basis. Denaris' system will be capable of handling additional products and services that are similar in nature to Paymaster Jamaica's existing products as well as remittance and stored value products. Additional products to be supported by Denaris' system will include the government's Electronics Benefits Transfer Program, direct deposit of payroll to stored value cardholder accounts, and prepaid long distance and prepaid cellular products.

STORED VALUE CARDS. As part of its agreement with Paymaster Jamaica, Denaris is to provide a stored value card for use by Paymaster Jamaica customers. Denaris is to offer, free of charge, a base stored value card with a preprinted unique account number and an assigned Personal Identification Number (PIN) number required for customers to access their funds. Upgraded cards offering additional features and benefits will be offered on a fee basis. Denaris will own the stored value cards and account, and any associated balances that remain on the account. Denaris is to share fee based privilege, loading, and withdrawal revenue on stored value cards and related transactions with Paymaster Jamaica based on a separate revenue sharing agreement.

Monies placed on the stored value accounts are to be deposited in a Denaris account, in good funds, prior to or simultaneous to the value being placed on the stored value card at a Paymaster Jamaica location. Deposits may include cash, government pension or benefits payments, or local and international remittances transferred to customer accounts. Authorization policies and procedures have been established to minimize fraudulent deposits or withdrawals. Denaris will bear fraud risk as long as established authorization policies & procedures are met. Paymaster Jamaica, and/or its subagents, will bear fraud risk for failure to follow procedures. Paymaster Jamaica will establish vault cash procedures that ensure that sufficient cash is available to pay out demands on the stored value accounts.

A significant feature of the stored value card is the ability to transfer funds from card to card either locally, or internationally. Utilizing this feature, customers may transfer balances from one card to another, either locally, or internationally, with the funds being available to the transferee immediately. Transfers are made between two separate cards via a PIN based system. In addition, cardholders may use their card to pay bills with Paymaster Jamaica bill-pay clients, which include every local utility company, five remittance companies, select internet service providers and cable networks, among others.

Denaris intends to offer value-added services in conjunction with its stored value cards. Products including pre-paid cellular and long distance services are being developed as an easy and cost-effective means for cardholders to consolidate these popular services in one convenient account.

COMPETITION. Currently many large financial institutions and funds transfer services are offering stored value cards, which compete directly with Denaris' products. In addition, Denaris competes with major funds transfer services which include Western Union.

GOVERNMENT REGULATION. Denaris operations are regulated by individual state money transmitter licensing requirements and we may be required to obtain and maintain licenses to do business in certain states. Denaris also may be subject to certain federal and international anti-money laundering laws.


KEY AND NOVA FINANCIAL SERVICES

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

At the close of business on March 1, 2002, the Office of the Comptroller of the Currency closed Net First National Bank, the sole issuing bank for the Pay As You Go credit card program, and appointed the Federal Deposit Insurance Corporation as receiver. Subsequent to the closure, the FDIC informed the Pay As You Go credit card cardholders that their accounts were being closed and any monies due refunded. As a result, Key immediately suspended marketing the Pay As You Go credit card. In May 2002, Key filed a claim with the FDIC for all funds due from Net First National Bank to Key under the credit card program agreement through the date federal banking regulators closed Net First. The total amount of the claim was $4,311,027. As of December 31, 2002, Key and Nova had ceased business operations, however, the companies continue to receive residual payments on approximately 4,000 cards still active in the Merrick Bank and Key Bank and Trust portfolios.

EMPLOYEES

Equitex currently employs four full-time employees. Chex employs twelve full-time employees at its corporate office, twelve employees in home offices, and 140 full-time and 44 part-time employees at its casino locations. Denaris employs one full-time employee. Key and Nova have no employees.

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

Until August 2002, we also leased an executive office in Palm Beach Gardens, Florida consisting of approximately 980 square feet. The lease payment was $2,287 per month.

Nova and Key leased approximately 21,870 square feet of office space in Clearwater, Florida. The lease payment was $32,843 per month and was to increase to $34,485 per month in June 2003 and $36,209 per month in June 2004. This lease was set to expire on September 30, 2004. In March 2003, we executed an agreement with the landlord to terminate this lease effective December 31, 2002. The lease will be terminated upon payment by us of $150,000 as follows: a $20,000 lease deposit was retained by the landlord; $30,000 was paid upon execution of the termination agreement in March 2003; and five equal payments of $20,000 are to be paid monthly beginning in April 2003.

Chex leases approximately 4,195 square feet for its executive office in Minnetonka, Minnesota, which is adequate for its current needs. The lease payment is currently $5,768 per month increasing to $5,942 per month in April 2003, and $6,030 per month in April 2005. This lease expires on March 31, 2006.


ITEM 3. LEGAL PROCEEDINGS.

In August 2000, William G. Hays, Jr., liquidating agent for RDM Sports Group, Inc. and related debtors, filed an adversary proceeding against us, Smith Gambrell and Russell, LLP, David J. Harris, P.C. and David J. Harris, in the United States Bankruptcy Court for the Northern District of Georgia, Newnan Division, Adversary Proceeding No. 00-1065. The liquidating agent alleges that we breached our October 29, 1987, consulting agreement with RDM, breached fiduciary duties allegedly owed to RDM, and that we are liable for civil conspiracy and acting in concert with directors of RDM. The liquidating agent is seeking unspecified compensatory and punitive damages, along with attorney's fees, costs and interest. On April 2, 2001, the court granted our motion to enforce the arbitration clause contained in the consulting agreement. The liquidating agent has not commenced an arbitration proceeding. Presently, we are unable to predict the outcome of this matter. In connection with the distribution of our assets and liabilities to Equitex 2000 on August 6, 2001, Equitex 2000 has agreed to indemnify us and assume defense in this matter, as well as certain other legal actions existing at August 6, 2001. Although we believe this lawsuit is without merit, there is no assurance of a favorable outcome. The costs to defend this matter may be material, and an unfavorable outcome may have a material adverse effect on us should Equitex 2000 not be in a position to fulfill its indemnification to us for any losses that may be incurred.

We are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on our consolidated results of operations, financial position or cash flows.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 27, 2002, we held our Annual Meeting of Stockholders where our stockholders re-elected each of five incumbent directors. Mr. Scott Lucas declined to run for re-election. The votes were cast as follows:

                               For            Withhold Authority
                            ----------        ------------------
Henry Fong                  13,180,685              404,225
Russell L. Casement         13,180,928              403,982
Aaron Grunfeld              13,181,218              403,692
Joseph W. Hovorka           13,181,218              403,692
James P. Welbourn           13,259,279              325,631

Additionally, the following two proposals were presented and voted upon at the meeting and the votes were cast as follows:

To amend Paragraph Four of the Certificate of Incorporation to cause a one share for six share reverse split of the common stock.

                                  For            Against         Abstain
                               ----------        -------         -------
Shares voted                   13,172,770        378,643         33,497


To ratify the appointment of Gelfond Hochstadt Pangburn, P.C. as the independent auditors of the Registrant for the year ending December 31, 2002.

                                  For            Against         Abstain
                               ----------        -------         -------
Shares voted                   13,294,177        269,225         21,508

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

                                               Last Sale
                                               ---------
  Quarter ended                     High                      Low
  -------------                     ----                      ---
  2001
  ----
  March 31, 2001                   $6.94                     $4.00
  June 30, 2001                     7.13                      5.03
  September 30, 2001                5.75                      3.50
  December 31, 2001                 5.00                      3.30

  2002
  ----
  March 31, 2002                   $3.95                     $1.33
  June 30, 2002                     1.35                      0.48
  September 30, 2002                0.53                      0.43
  December 31, 2002                 0.48                      0.30


(b) Holders.

The number of record holders of our common stock as of March 31, 2003 was 1,996 according to our transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name.

(c) Dividends.

Prior to the reverse acquisition date of August 6, 2001, Key and Nova, as S Corporations, paid dividends to shareholders. No dividends were paid by Key and Nova subsequent to August 6, 2001. Equitex has never declared or paid cash dividends on our common stock, nor do we anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to fund operations and for the continued development of our business. While a business development company, we made an in-kind distribution of one of our larger investment positions to stockholders. Any further in-kind distribution will be made only when, in the judgment of our Board of Directors, it is in the best interest of our stockholders to do so. It is possible that we may make an in-kind distribution of securities, which have appreciated or depreciated from the time of purchase depending upon the particular distribution. We have not established a policy as to the frequency or size of distributions and indeed there can be no assurance that any future distributions will be made. To date, only one such distribution has been approved by the Board of Directors and was distributed in April 1988.

(d) Recent sales of unregistered securities.

During the quarter ended December 31, 2002, we issued a total of 872,960 unregistered shares of our $0.02 par value common stock and 1,380 unregistered shares of our preferred stock in various transactions as described below. For each of the following transactions, we relied upon the exemptions from registration provided by Sections 4(6) or 4(2) of the Securities Act and Rule 506 promulgated thereunder based upon (i) representations from each investor that it is an accredited or sophisticated investor with experience in investing in securities such that it could evaluate the merits and risks related to our securities; (ii) that no general solicitation of the securities was made by us;
(iii) each investor represented to us that it was acquiring the securities for its own account and not with a view towards further distribution; (iv) the securities issued were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act; (v) we placed appropriate restrictive legends on the certificates representing the securities regarding the restricted nature of these securities; and (vi) prior to completion of the transaction, each investor was informed in writing of the restricted nature of the securities, provided with all information regarding Equitex as required under Rule 502 of Regulation D and were given the opportunity to ask questions of and receive additional information from us regarding our financial condition and operations. The shares were issued as follows:

On October 9, 2002, we issued 715 shares of our $0.01 par value Series J 6% Convertible Preferred Stock to four accredited investors, including our subsidiary Chex Services which purchased 350 shares, for gross proceeds of $715,000, the stated value of $1,000 per share.

On November 26, 2002, we issued 665 shares of our $0.01 par value Series J 6% Convertible Preferred Stock to eight accredited investors, including our subsidiary Chex Services which purchased 300 shares, for gross proceeds of $665,000, the stated value of $1,000 per share.

On December 31, 2002, we issued 456,627 shares of our $0.02 par value common stock to an accredited investor for the conversion of debt valued at $187,217 or $0.41 per share.

On December 31, 2002, we issued 416,341shares of our $0.02 par value common stock to a legal consultant for services valued at $170,700 or $0.41 per share.


ITEM 6. SELECTED FINANCIAL DATA.

The following tables contains selected financial data of Equitex for the previous five years. On August 6, 2001, we completed the distribution of all of our assets to Equitex 2000, and Equitex 2000 assumed all of our liabilities. Immediately following this transaction, we completed the acquisitions of Key and Nova, which were recorded as reverse acquisitions. The selected financial data presented for the year ended December 31, 2001 are those of Key and Nova presented on a consolidated basis with those of Equitex for the period from August 6, 2001 through December 31, 2001 as well as those of Chex for the month of December 2001. The selected financial data presented for the years ended December 31, 2000, 1999 and 1998, are those of Key and Nova on a combined basis.

                                    2002           2001            2000           1999           1998*
----------------------------------------------------------------------------------------------------------
Revenues                          $23,936,249    $16,528,139     $14,456,354    $21,030,343     $4,945,622
Net income (loss)                 (4,319,000)    (1,031,369)       3,556,720      5,589,938        451,626
Net income (loss) applicable to
   common stockholders            (4,439,580)    (4,196,369)       3,556,720      5,589,938        451,626
Basic & diluted net loss per
   common share                        (0.19)         (0.32)            0.40           0.63           0.08
Total assets                       27,431,748     35,349,155       7,163,464      7,580,093      2,391,339
Total long-term liabilities           240,629        232,200               -              -              -
Convertible preferred stock         4,015,000      4,285,000               -              -              -
Cash dividends                              -      2,000,000       4,225,000      4,063,888        798,112
----------------------------------------------------------------------------------------------------------

* Nova's date of inception was October 10, 1998.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2002, 2001 and 2000. The financial statements presented for the year ended December 31, 2002 are those of Equitex along with its subsidiaries Chex Services, Key Financial Systems and Nova Financial Systems as well as Denaris Corporation since its inception in August 2002. The financial results presented for the year ended

December 31, 2001 are those of the Key Financial Systems and Nova Financial Systems on a consolidated basis with those of Equitex for the period from August 6, 2001 through December 31, 2001 as well as those of Chex Services for the month of December 2001. The financial results presented for the year ended December 31, 2000 are those of Key Financial Systems and Nova Financial Systems.

(a) Liquidity and Capital Resources.

For the year ending December 31, 2003, we presently anticipate our liquidity and capital resource needs will be satisfied from cash flows generated from our operating activities. Although the closure of Net First National Bank ("Net First") and subsequent closure of operations will eliminate cash flows at Key, our other operating subsidiary, Chex, has experienced an increase in cash flows in 2002 from the increase in cash access locations and from the introduction of new products during the year. We anticipate that Chex will continue to grow in 2003. These products are complementary to its existing products and services. Future products may include: cashless gaming smart cards, debit cards and customized funds transfer systems for multi-jurisdictional gaming operators. Additionally, included in notes payable related parties and other are approximately $11.6 million of 12% notes payable by Chex, due through December 2003. Chex is attempting to restructure some of these notes, as they become due and are renewed, thereby reducing interest costs and further increasing cash flow in the future.

Cash flow activity for the year ended December 31, 2002, includes the activity of Chex, Key, Nova, and Equitex for the entire year and Denaris from August 2002. The 2001 activity includes the activity of Key and Nova through August 5, 2001 as well as the activity of the Company, Key and Nova from August 6, 2001 through December 31, 2001 and Chex from December 1, 2001 through December 31, 2001. For the year ended December 31, 2002, net cash provided by operating activities was $2,568,112 compared to $182,768 for the year ended December 31, 2001, an increase of $2,385,344. The most significant portion of this change was the change in adjustments to the net loss which increased to $6,887,112 in 2002 from $1,214,137 in 2001. In 2002 accounts receivable decreased by $1,167,710 compared to an increase of $2,433,347 in 2001, representing a change of $3,602,057. Other changes in the adjustments to the operating results included increases in depreciation and amortization of $1,058,851 and the impairment and write off of receivables of $1,604,302. The change of $5,672,975 in the adjustments was partially offset by the increase in net loss of $3,287,631 in 2002.

Cash used in investing activities for the year ended December 31, 2002 was $1,994,023 compared to $8,704,315 cash provided by investing activities for the year ended December 31, 2001. The 2001 activity included the acquisition of Chex which resulted in the acquisition of $9,994,124 of cash. Issuances of related party and other notes receivable increased by $746,255 in the 2002 period compared to 2001.

Cash provided by financing activities for the year ended December 31, 2002 was $527,198 compared to cash used in financing activities of $1,130,269 for the year ended December 31, 2001. This change is primarily due to the net proceeds received in 2002 from the common stock and preferred stock issuances as well as the exercise of warrants of $1,541,078 compared to $244,332 in 2001 from the exercise of warrants. Other 2002 activity included the redemption of Series I preferred stock for cash of $846,343, the repayment of notes payable, related party and other of $2,438,176, and the issuance of notes payable related party of $2,381,839.

During the year ended December 31, 2001, (prior to the acquisition of Key and Nova by the Company) Key and Nova received capital contributions of $1,000,000 and paid dividends to Key and Nova shareholders of $2,000,000.

For the year ended December 31, 2002, net cash increased $1,101,287 compared to an increase of $7,756,814 for the year ended December 31, 2001, and ending cash at December 31, 2002, was $8,931,713 compared to $7,830,426 at December 31, 2001.

Other sources available to us that we may utilize include the sale of equity securities through private placements of common and/or preferred stock as well as the exercise of stock options and/or warrants, all of which may cause dilution to our stockholders. We may also be able to borrow funds from related and/or third parties.

Contractual obligations for future payments under existing debt and lease commitments at December 31, 2002, were as follows:

Contractual                       Less than       1-3        3-5       More than
Obligation         Total          one year        years      years      5 years
--------------------------------------------------------------------------------
Long-term debt   $14,240,326     13,999,697     $240,629
Operating lease
 obligations         232,299         70,791      161,508
--------------------------------------------------------------------------------
Total            $14,472,625    $14,070,488     $402,137
================================================================================

(b) Results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.


We believe that the following are some of the more critical accounting policies that currently affect our financial condition and results of operations:

     o    allowances for refundable fees and losses;
     o    returned checks;
     o    stock based compensation;
     o    litigation;
     o    income taxes, deferred taxes; and
     o    goodwill and other intangible assets

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

STOCK BASED COMPENSATION

Statement of Financial Accounting Standard ("SFAS") No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, defines fair value-based method of accounting for stock-based employee compensation plans and transaction in which an entity issued its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to account for employee stock-based compensation plans using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25 (APB No. 25), ACCOUNTING FORM STOCK ISSUED TO EMPLOYEES, and related interpretations. Accordingly, employee compensation cost for stock is measured as the excess, if any, of the estimated fair value of our stock at the date of the grant over the amount an employee must pay to acquire the stock.

ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

We have significant intangible assets on our balance sheet that include goodwill and other intangibles related to acquisitions. The valuation and classification of these assets and the assignment of useful amortization lives involves significant judgments and the use of estimates. The testing of these intangibles under established account guidelines for impairment also requires significant use of judgment and assumptions. Our assets are tested and reviewed for impairment on an ongoing basis under the established accounting guidelines. Changes in business conditions could potentially require future adjustments to asset valuations.

Since the adoption of SFAS 142 on January 1, 2002, we no longer amortize goodwill but instead test annually for impairment. If the carrying value of goodwill exceeds its fair value, an impairment loss must be recognized. A present value technique is often the best available technique with which to estimate the fair value of a group of assets. The use of a present value technique requires the use of estimates of future cash flows. These cash flow estimates incorporate assumptions that marketplace participants would use in their estimates of fair value as well as our own assumptions. These cash flow estimates are based on reasonable and supportable assumptions and consider all available evidence. However, there is inherent uncertainty in estimates of future cash flow. As such, different assumptions were used in our calculations and the likelihood of possible outcomes was considered.

We evaluate long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review of recoverability, we estimate future cash flows expected to result from the use of the asset and its eventual disposition. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management's subjective judgments. The time periods for estimating future cash flows is often lengthy, which increases the sensitivity to assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate of future cash flows.

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

In May 2002, Key filed a claim with the FDIC for all funds due from Net First to Key under the credit card program agreement through the date federal banking regulators closed Net First. The total amount of the claim was $4,311,027. In October 2002, the FDIC notified Key that it had determined to disallow all but $111,734 of the total claim. The notification states that as the FDIC liquidates the assets of the receivership, Key may periodically receive payments on the allowed portion of this claim through dividends. The Company and its legal counsel do not agree with this disallowance. In November 2002, the Company filed a lawsuit in the United States District Court for the Southern District of Florida seeking to recover the full amount of its claim. The FDIC has answered the complaint, asserting a counterclaim for $1,000,000 which the FDIC asserts is for refunds to be made to customers who did not receive credit cards as a result of the FDIC's actions.

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

Net operating loss carryforwards of approximately $9,100,000 are available to offset future taxable income, if any, and expire between 2015 and 2021. The net operating loss carryforwards may be subject to certain limitations due to business acquisitions and other transactions.

A valuation allowance has been provided to reduce the deferred tax assets, based on management's estimate of the assets' realizibility. We increased the valuation allowance by $1,263,000 in 2002, based on these estimates. Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002 VS. DECEMBER 31, 2001

REVENUES

Consolidated revenues for the year ended December 31, 2002, were $23,936,249 compared to revenues of $16,528,139 for the year ended December 31, 2001.

REVENUE BY SEGMENT

SEGMENT                         2002          2001         2000
-------                         ----          ----         ----
Cash disbursement services   $19,580,399   $ 1,373,158   $14,456,354
Credit card services           4,355,850    15,140,210             -
Corporate activities                   -        14,771             -
                             ---------------------------------------
                             $23,936,249   $16,528,139   $14,456,354
                             =======================================

CASH DISBURSEMENT SERVICES SEGMENT

Chex recognizes revenue at the time certain financial services are performed. The effective date of our acquisition of Chex was December 1, 2001, and therefore the revenues of Chex are included for the year ended December 31, 2002, but only for one month in the year ended December 31 2001. Chex processed approximately $829 million in cash transactions for the year ended December 31, 2002, and revenues are derived principally from check cashing fees, credit and debit card advance fees, automated teller machine ("ATM") surcharge and transaction fees.

Chex cashes personal checks at its cash access locations for fees of between 3 and 10 percent based on its casino contracts. Chex also cashes "other" checks, comprised of tax and insurance refunds, casino employee payroll checks and casino jackpot winnings at a reduced rate. For the year ended December 31, 2002,

Chex cashed over $167 million of personal checks and $154 million of "other checks". Fees earned on personal and "other" checks were $8,782,513 and $1,178,106, respectively, for the year ended December 31, 2002. Chex earned fees of $2,048,986 on personal checks and $237,600 on "other" checks for the year ended December 31, 2002.

For the year ended December 31, 2002, Chex processed approximately 481,000 credit/debit card transactions with approximately $174 million in advances and earned fees of $5,490,224. For the year ended December 31, 2002, Chex processed over 3.3 million ATM transactions, earning commissions or fees of $3,453,572 on approximately $332 million of transactions. For the year ended December 31, 2002, Chex collected fees of $465,820 on returned checks and had other income of $210,164.

The financial results of the Registrant include the results of operations of Chex only from the date of acquisition, December 1, 2001. However, for the year ended December 31, 2002, total revenues for Chex increased by $4,816,730 or 32.6% from the year ended December 31, 2001. This increase was primarily due to the increase in the number of casino locations in which Chex operated during 2002 as compared to 2001.

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

Through February 28, 2002, the Net First portfolio provided $2,121,220 of credit card servicing fees. For the year ended December 31, 2001, credit card servicing fees resulting from the Net First portfolio were $7,982,799.

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

Prior to March 1, 2002, credit card servicing fees were the major component of credit card income, which was Key and Nova's principal source of earnings before the closure of Net First. Credit card fees were assessed on credit card accounts owned by each company's client banks. These include monthly membership fees, late charges, over limit fees, and return check fees. The fees were paid to Key and Nova under a 100% loan participation agreement with the client bank. Credit card servicing fees for the year ended December 31, 2002, were $2,899,633. For the year ended December 31, 2001, credit card servicing fees were $10,580,448.

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

In March of 2001, Key performed a detailed analysis comparing the number of active accounts on file for three months and longer between two different cards issuance methodologies. They found a significantly smaller percentage of active accounts on file in relationship to applications for a method implemented in June 2000 versus the method previously used. Though the average credit card income per account was higher using the new method, which required customers to return a signed activation certificate, the number of net remaining accounts was significantly less, thereby reducing the amount of residual income Key would earn over the life of the account relationships. As a result of this analysis, effective April 2001, Key returned to the previous card issuance method, which does not require applicants to return a signed activation certificate.

The provision for losses is the charge to operating earnings that management feels is necessary to maintain the reserve for possible losses at an adequate level. The provision is determined based on growth of the portfolio, the net amount of losses incurred, and management's estimation of losses based on an evaluation of the portfolio risks and economic conditions. For the year ended December 31, 2002, Key and Nova had a total provision of $121,307 compared to $415,932 for the same period in 2001. This decrease is attributed to the FDIC's closure of the Net First credit card accounts. The allowance for losses at December 31, 2002, was $3,465 or 2.1% of credit card receivables, net of unearned income, compared to $208,070 or 10.9% of credit card receivables, net of unearned income, at December 31, 2001. This decrease is also attributed to the FDIC's closure of the Net First credit card accounts. Management believes that the reserve for possible losses was adequate to provide for potential losses at December 31, 2002 and 2001.

APPLICATION FEES, NET OF DIRECT MARKETING COSTS

Application fees have been reduced significantly in 2002 compared to 2001 due to the closure of Net First and the termination of all marketing programs related to the Net First credit card. Application fees were $354,826 for the year ended December 31, 2002, compared to $4,213,466 for the year ended December 31, 2001. The total application processing fees in 2001 were attributable to the Net First marketing efforts. New account volume for the year ended December 31, 2002, was 31,477 compared to 180,825 for the same period in 2001. Key does not anticipate any future fees.

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

OTHER INCOME, NET

Other income for Key and Nova for the year ended December 31, 2002, was $1,101,391 compared to $361,067 for the year ended December 31, 2001. This income is primarily comprised of other marketing and lead income of $649,331 and $452,060, respectively.

OPERATING EXPENSES

Total operating expenses for the year ended December 31, 2002, were $26,952,541 compared to $17,377,015 for the year ended December 31, 2001. The 2002 period includes expenses for the Company, Chex, Key, Nova, and Denaris from August 2002. The 2001 period includes expenses of Key and Nova combined basis through August 5, 2001 and on a consolidated basis with those of the Company for the period from August 6, 2001 through December 31, 2001, and Chex from December 1, 2001.

OPERATING EXPENSES BY SEGMENT

SEGMENT                              2002           2001          2000
-------                              ----           ----          ----
Cash disbursement services      $17,827,542    $ 1,605,015              -
Credit card services              7,104,835     13,246,163    $10,899,634
Corporate activities              2,020,164      2,525,937              -
                                -----------------------------------------
                                $26,952,541    $17,377,115    $10,899,634
                                =========================================

CASH DISBURSEMENT SERVICES SEGMENT

Chex operating expenses were $17,827,542 for the year ended December 31, 2002, compared to $1,605,015 for the year ended December 31, 2001. Chex expenses were comprised as follows:

                                             2002               2001
                                             ----               ----
Fees to casinos                         $ 6,189,730        $  437,411
Salaries and related costs                6,461,279           380,335
Returned checks, net of collections         634,531            19,132
General operating expenses                3,390,499           646,566
Depreciation and amortization             1,151,553           121,571
                                        -----------------------------
                                        $17,827,542        $1,605,015
                                        =============================

Chex was acquired in December 2001 and accordingly only one month of expenses is included in the year ending December 31, 2001 compared to the full year of expenses being included in the year ended December 31, 2002. Fees to casinos are the result of the amounts due under the financial serving agreements that Chex has entered into with each of the individual locations.

CREDIT CARD SERVICES SEGMENT

The closing of Net First and the shut down of their portfolio has had a significant impact in reducing 2002 operating expenses. The majority of the operating expenses were directly related to Key's credit card marketing efforts and portfolio servicing responsibilities under the contract with Net First. Effective March 11, 2002, Key has eliminated all direct costs associated with the Net First program. In 2001, outside servicing fees of $3,901,764 or 29.5% of total operating costs were incurred on behalf of the Net First portfolio and have ceased effective March 4, 2002. Approximately 85% of personnel and other operating expenses were incurred for the Net First marketing and portfolio servicing functions; therefore Key has experienced significant reduction in these costs in 2002. Included in operating expenses for the year ended December 31, 2002, is the impairment of the FDIC receivable for $2,151,207. Based on the Company receiving a notice from the FDIC regarding the disallowance of our claim, the Company decided to reserve 100% of the receivable. The Company has filed a lawsuit seeking collection. Without the impairment of the FDIC receivable, operating expenses for Key and Nova for the year ended December 31, 2002, decreased to $4,970,507 from $13,246,163 for the same period in 2001. Third party servicing fees, affected by the volume decreases, decreased by $1,646,304 for the year ended December 31, 2002 compared to $6,136,638 for the year ended December 31, 2001. Other expenses including occupancy costs decreased by $744,948 for the year ended December 31, 2002 compared to December 31, 2001.

CORPORATE ACTIVITY

Included in the year ended December 31, 2002, are operating expenses for Equitex and Denaris totaling $1,750,420 and $269,744 respectively. For the year ended December 31, 2002, these expenses are comprised of salaries, wages and employee benefits of $391,261 selling, general and administrative expenses of $1,209,600, stock-based compensation expense of $419,303. Stock-based compensation expense represents non-cash expenses related to issuances of common stock and warrants to third party consultants for services. Included in the selling, general and administrative expenses are charges related to a late registration filing regarding the Series I convertible preferred shares of $263,600. Other costs include professional fees of $368,326 and other general operating costs of $577,674.

OTHER INCOME AND EXPENSES

For the year ended December 31, 2002 other expenses were $1,247,708 compared to $239,893 for the year ended December 31, 2001. The primary reason for the increase is the increase in Chex's interest expense being included for the entire year in 2002 of $1,529,438 compared to only one month in the 2001 period (acquisition occurred in December 2001) of $102,733. This increase in interest expense was partially offset by interest income of $124,400 and proceeds from a settlement of a lawsuit of $240,000 in the 2002 period.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001 VS. DECEMBER 31, 2000

REVENUES

Consolidated Revenues for the year ended December 31, 2001 were $16,528,139 compared to $14,456,354 for the year ended December 31, 2000 for us and our subsidiaries.

REVENUES BY SEGMENT

SEGMENT                                        2001               2000
-------                                        ----               ----
Credit card services                       $15,140,210        $14,456,354
Cash disbursement services (one month)       1,373,158                  -
Corporate activities                            14,771                  -
                                           ------------------------------
                                           $16,528,139        $14,456,354
                                           ==============================

CREDIT CARD SERVICES SEGMENT

CREDIT CARD INCOME

Credit card servicing fees, the major component of credit card income, Key and Nova's principal source of earnings, are credit card fees assessed on credit card accounts owned by each company's client banks. These include monthly membership fees, late charges, overlimit fees, and return check fees. The fees are paid to Key and Nova under a 100% loan participation agreement with the client bank. Credit card servicing fees for the year ended December 31, 2001 decreased 5.8% to $10,566,999 from the 2000 period. Although the year-to-date average number of active accounts during 2001 was 111,099 versus 99,147 in 2000, a 12% increase, the 2001 average includes a larger percentage of new accounts. New accounts have lower revenue per card than accounts that are more seasoned. The new account volume in 2001 was 180,825 compared to 60,621 for 2000, a 198% increase.

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

OPERATING EXPENSES

SEGMENT                                        2001                2000
-------                                        ----                ----
Credit card services                        $13,246,163        $10,899,634
Cash disbursements services (one month)       1,605,015                  -
Corporate activities                          2,525,937                  -
                                            ------------------------------
                                            $17,377,115        $10,899,634
                                            ==============================

Total operating expenses for the year ended December 31, 2001 were $17,377,115, an increase of 59.4% over the December 31, 2000 period. The 2001 period includes expenses for the full year of Key and Nova and of Equitex from August 6, 2001 through December 31, 2001, and for Chex Services for the month of December. The financial statements presented for year ended December 31, 2000 are those of Key and Nova only.

CREDIT CARD SERVICES SEGMENT

Operating expenses for Key and Nova for the year ended December 31, 2001 increased $2,346,529 to $13,246,163 from $10,899,634 for the same period in 2000. This operating expense corresponds to increases in salaries, wages, and associated costs of $1,794,337 due to increases in call center staffing. The year-to-date average account base of 111,079 was slightly higher to the average account base of 99,147 for the year-to-date period in 2000. However, the average life of the average account was significantly less in the 2001 period. Additionally, in 2001, there were 15,105 average monthly new accounts compared to 5,052 average monthly new accounts in 2000. This resulted in a higher percentage of newer accounts, the most costly period of the account's life. Third party servicing fees, also affected by the volume increases, increased by $458,997 to $6,136,638 for the year ended December 31, 2001 compared to December 31, 2000. Other expenses including occupancy costs increased by $93,195 for the year ended December 31, 2001 compared to December 31, 2000. The majority of the operating expenses are directly related to Key's credit card marketing efforts and portfolio servicing responsibilities under the contract with Net First. Effective March 11, 2002, Key has eliminated all direct costs associated with the Net First Program. In 2001, outside servicing fees of $3,901,764 or 29.5% of total operating costs were incurred on behalf of the Net First portfolio and have ceased effective March 4, 2002. Approximately 85% of personnel and other operating expenses were incurred for the Net First marketing and portfolio servicing functions.

CASH DISBURSEMENT SERVICES SEGMENT

Chex operating expenses since the date of its acquisition (December 1, 2001) are $1,605,015. Chex expenses were comprised of fees to casinos of $437,411 (see
Note 12), salaries and associated costs of $380,335, a provision for the uncollectible note receivable from shareholder of $325,000 (see Note 6), returned checks of $267,958 offset by collections of previously written-off checks of $248,826 and other general operating expenses of $443,138).

CORPORATE ACTIVITY SEGMENT

Included in the year ended December 31, 2001 are operating expenses for Equitex of approximately $2,525,937 for the period from August 6, 2001 through December 31, 2001. These expenses are comprised of selling, general and administrative expenses of $393,703 and stock based compensation expense of $2,132,234. Stock based compensation expense represents non-cash expense related to issuance of common stock for services.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2002, FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION TRANSITION AND DISCLOSURE. This statement amends SFAS No. 123

ACCOUNTING FOR STOCK-BASED COMPENSATION and establishes two alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosure about the effects on reported net income and requires disclosure for these effects in interim financial information. The provisions for the alternative transition methods are effective for fiscal years ending after December 15, 2002 and the amended disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company plans to continue accounting for stock-based compensation under APB 25. Therefore, this pronouncement is not expected to impact the Company's financial position or results of operations.

In June 2002, FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement supersedes Emerging Issues Task Force Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY. The Company does not expect that the adoption of SFAS No. 146 will have a significant immediate impact on the financial condition or results of operations of the Company.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company has limited exposure to market risks related to changes in interest rates. The Company does not currently invest in equity instruments of public or private companies for business or strategic purposes.

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt. The Company has both fixed and variable rate debt. Chex has $13,644,132 of debt outstanding as of December 31, 2002, of which $12,208,776 has been borrowed at fixed rates ranging from 8% to 12%. A 1% increase in interest rates would result in an approximate $150,000 increase in the Company's net loss for the year. This fixed rate debt is subject to renewal annually and is payable upon demand with 90 days written notice by the debt holder. Chex also has $1,455,356 of variable rate debt at December 31, 2002, owed to a bank. The lender presently charges interest at .50% to .75% over the prime rate.

As most of the Company's average outstanding indebtedness is renewed annually and carries a fixed rate of interest, a change in interest rates is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company during the year ending December 31, 2003.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements are listed under Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective August 6, 2001, we completed the acquisitions of Key and Nova in a reverse acquisition. As a result, for accounting purposes, Key and Nova are treated as the continuing reporting entity for purposes of financial reporting. Prior to the acquisitions, Equitex's independent certified public accountants were Gelfond Hochstadt Pangburn, P.C. while Key and Nova's independent certified public accountants were McGladrey & Pullen, LLP.

On January 22, 2002, our board of directors, following a recommendation by our Audit Committee, appointed Gelfond Hochstadt Pangburn, P.C. to serve as our independent certified public accountants for the year ended December 31, 2001. As a result, on January 24, 2002, Key and Nova notified McGladrey & Pullen, LLP that it would no longer serve as the independent certified public accountants of the companies. There have been no adverse opinions, disclaimers of opinion or qualifications or modifications as to uncertainty, audit scope or accounting principles regarding the reports of McGladrey & Pullen, LLP on the Key or Nova financial statements for each of the fiscal years ended December 31, 2000 and 1999, or any subsequent interim period. During the two most recent fiscal years and through January 24, 2002, there were no disagreements with McGladrey & Pullen, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of McGladrey & Pullen, LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its report.

There were no reportable events, in each case, during either of Equitex's or Key and Nova's two most recent fiscal years or any subsequent interim period.

During our two most recent fiscal years or subsequent interim periods we have not consulted with Gelfond Hochstadt Pangburn, P.C. regarding the application of accounting principles to a specified transaction, either completed or proposed of Key and Nova, or the type of audit opinion that might be rendered on Key and Nova's financial statements, or any matter that was the subject of a disagreement or a reportable event.


                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(a)(b)(c) Identification of directors, executive officers and certain significant persons

                                                               Length of
Name                  Age    Offices held                      Service
----                  ---    ------------                      -------
Henry Fong            67     President, Treasurer,             Since Inception
                             Principal Executive
                             Financial and Accounting
                             Officer and Director of Equitex

Thomas B. Olson       37     Secretary                         Since 1988

Russell L. Casement   59     Director                          Since 1989

Aaron A. Grunfeld     56     Director                          Since 1991

Joseph W. Hovorka     73     Director                          Since 2001*

James P. Welbourn     54     President of Chex Services and    Since 2001*
                             Director of Equitex

* Mr. Welbourn resigned from our board of directors in February 2003 and Mr. Hovorka resigned from our board of directors in March 2003.

Our directors hold office until the next annual meeting of the stockholders and until their respective successors have been elected and qualified. Officers are elected by our Board of Directors and hold office until their successors are duly elected and qualified.

No arrangement exists between any of the above officers and directors pursuant to which any one of those persons was elected or appointed to such office or position.

We have appointed an Audit Committee currently consisting of Dr. Casement as chairman and Mr. Grunfeld and a Compensation Committee currently consisting of Mr. Grunfeld as chairman and Dr. Casement.

(d) Family relationships.

Not applicable.

(e) Business experience.

HENRY FONG
Mr. Fong has been the president, treasurer and a director of Equitex since its inception. Mr. Fong has been president and a director of Equitex 2000, Inc. since its inception in 2001. Mr. Fong has been President and a Director of Torpedo Sports USA, Inc. since March 2002. Torpedo Sports USA, Inc. is a publicly traded manufacturer and distributor of recreational equipment. From December 2000 to January 2002, Mr. Fong was a director of Popmail.com, Inc., a publicly traded Internet marketing company. From January 1993 to January 20, 1999, Mr. Fong was chairman of the board and chief executive officer of California Pro Sports, Inc., a publicly traded manufacturer and distributor of in-line skates, hockey equipment and related accessories. From 1959 to 1982 Mr. Fong served in various accounting, finance and budgeting positions with the Department of the Air Force. During the period from 1972 to 1981 he was assigned to senior supervisory positions at the Department of the Air Force headquarters in the Pentagon. In 1978, he was selected to participate in the Federal Executive Development Program and in 1981, he was appointed to the Senior Executive Service. In 1970 and 1971, he attended the Woodrow Wilson School, Princeton University and was a Princeton Fellow in Public Affairs. Mr. Fong received the Air Force Meritorious Civilian Service Award in 1982. Mr. Fong has passed the uniform certified public accountant exam. In March 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in FINANCIAL WORLD magazine's corporate American "Dream Team."

THOMAS B. OLSON
Mr. Olson has been secretary of Equitex since January 1988 and has been a director of Chex Services since May 2002. Since March 2002, Mr. Olson has been the secretary of Torpedo Sports USA, Inc., a publicly traded manufacturer and distributor of recreational equipment. Mr. Olson has been Secretary of Equitex 2000, Inc. since its inception in 2001. Since August 2002, Mr. Olson has been the secretary of El Capitan Precious Metals, Inc., a publicly traded company with ownership interest in a mining property. From February 1990 to February 2000, Mr. Olson was a director, and from May 1994 to February 2000 secretary, of Immune Response, Inc. a publicly held investee of Equitex which merged with Opticon Medical, Inc., in February 2000. Mr. Olson has attended Arizona State University and the University of Colorado at Denver.

RUSSELL L. CASEMENT
Dr. Casement has been a director of Equitex since February 1989. Dr. Casement has been a director of Equitex 2000, Inc. since its inception in 2001. Since 1969, Dr. Casement has been the president of his own private dental practice, Russell Casement, D.D.S., P.C., in Denver, Colorado. Dr. Casement earned a Doctor of Dental Science degree from Northwestern University in 1967. Dr. Casement is a member of the American Dental Association, the Colorado Dental Association and the Metro Denver Dental Association.

AARON A. GRUNFELD
Mr. Grunfeld has been a director of Equitex since November 1991. Mr. Grunfeld had been a director of Equitex 2000, Inc. since its inception in 2001. Mr. Grunfeld has been engaged in the practice of law since 1971 and has been of counsel to the firm of Resch Polster Alpert & Berger, LLP, Los Angeles, California since November 1995. From April 1990 to November 1995, Mr. Grunfeld was a member of the firm of Spensley Horn Jubas & Lubitz, Los Angeles, California. Mr. Grunfeld received an A.B. in Political Science from UCLA in 1968 and a J.D. from Columbia University in 1971. He is a member of the California Bar Association.

JOSEPH W. HOVORKA
Mr. Hovorka was a director of Equitex from June 2001 to March 2003. From September 1987 to February 2000, Mr. Hovorka was a director, and from February 1990 to February 2000 was president, chief executive officer, chief financial officer, and treasurer of Immune Response, Inc., a publicly held company which merged with Opticon Medical, Inc. in February 2000. From 1989 to 1993, Mr. Hovorka served as president, chief operating officer, and treasurer and was a director of Williams Controls, Inc., a publicly held manufacturer of pneumatic, electronic and hydraulic controls for trucks, buses, mining, construction and refuse collection vehicles. Mr. Hovorka also served as president and was a director of Enercorp, Inc., a publicly held investment company from July 1986 until June 1993. From September 1990 until June 1993 Mr. Hovorka served as president and was a director of Ajay Sports, Inc., a publicly traded manufacturer of golf bags and accessories. Mr. Hovorka had been engaged in commercial and business banking for over thirty years.

JAMES P. WELBOURN
Mr. Welbourn was a director of Equitex from December 2001 to February 2003 and has been the chief executive officer, president and director of Equitex's wholly owned subsidiary Chex Services, Inc., since June of 1992. From 1971 through 1985, Mr. Welbourn held various positions at AT&T, where he last served as District Manager for New Product Introductions. From 1985 through 1992 Mr. Welbourn served as president of Gamest, Inc., a specialty retailing company. Prior to joining Chex Services, Mr. Welbourn provided financial consulting services to emerging companies in various industries from 1989 through 1992. Mr. Welbourn has consistently been awarded the distinction of "Honored Professional" in the National Register's Who's Who in Executives and Professionals from 1996 through 2002. Mr. Welbourn received a B.A. in Speech Education from Marquette University in 1971 and an M.B.A. in Organizational Development from George Williams College in 1985.

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


ITEM 11. EXECUTIVE COMPENSATION.

(a) General.

Henry Fong, our President and the only officer of Equitex whose total compensation exceeded $100,000 for the fiscal year ended December 31, 2002, received an annual salary of $183,013. Beginning July 1, 2001, the only compensation Mr. Fong receives from Equitex is his annual salary. Of the compensation expense to Mr. Fong during 2001, $76,255 was expensed during the period from August 6, 2001 to December 31, 2001 following our merger with Key and Nova with the balance paid by Equitex 2000.

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

Fong, in consultation with the Compensation Committee, agreed to end the bonus plan beginning July 1, 2001 through December 31, 2002. In addition, all accrued bonuses due under the plan became the responsibility of Equitex 2000 following the spin-off in August 2001.

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

(b) Summary compensation table.

The following table sets forth information regarding compensation paid to our officers during the years ended December 31, 2002, 2001 and 2000:

                           SUMMARY COMPENSATION TABLE
                                                         Long-Term
                                                        Compensation
                            Annual Compensation            Awards
                       --------------------------------  ---------
Name &                                     Other Annual              All Other
Principal              Salary     Bonus    Compensation   Options   Compensation
Position      Year      ($)        ($)         ($)       & SARs(#)      ($)
--------      ----      ---        ---         ---       ---------      ---

Henry Fong    2002    183,013      -0-         -0-          -0-         -0-
President,
Treasurer     2001     76,255      -0-         -0-          -0-         -0-
Principal               (1)
Executive
Officer and   2000    183,013    161,668       -0-        476,000    165,000(2)
Accounting
Officer
----------

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

Not applicable.

(g) Compensation of directors.

     (1) Standard Arrangements

Each independent member of our Board of Directors, Messrs. Russell L. Casement, Aaron A. Grunfeld and Joseph W. Hovorka, receive $10,000 per year payable monthly and $500 for each Board of Director's meeting attended either in person or by telephone. For the year ended December 31, 2002, Messrs. Grunfeld and Hovorka each received a total of $15,500 while Dr. Casement received $15,000. Mr. Hovorka resigned from our board in March 2003. Members of the Board of Directors also receive reimbursement for expenses incurred in attending board meetings.

     (2) Other Arrangements

On January 5, 1999, our Board of Directors adopted a new stock option plan, the 1999 Stock Option Plan. On January 5, 1999, our two independent directors each received options to purchase 158,700 shares of our common stock at an exercise price of $6.75 per share expiring on January 5, 2004. These options were granted in lieu of the 75,000 options at $3.19 per share authorized on June 2, 1998 under a previous plan, which were canceled. In addition, each director received 86,800 options to purchase 86,800 shares of our common stock at an exercise price of $6.75 per share under the 1999 Plan.

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

Our Compensation Committee for the year ended December 31, 2002 consisted of Mr. Grunfeld as chairman and Dr. Casement both of whom continue to serve in that capacity. No member of the Compensation Committee was an officer or employee of us or any of our subsidiaries during the year. No executive officer has served on the board of directors of any other entity with either member of the Compensation Committee.

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

This plan was in place until June 30, 2001. At that time, the President approached the Compensation Committee and voluntarily proposed an end to the bonus portion of his compensation in connection with the acquisition of Key Financial Systems and Nova Financial Systems. The Compensation Committee agreed and thereafter beginning July 1, 2001 the President received an annual salary of $183,013 and no bonus.

No changes were made by the Compensation Committee to the President's compensation plan in 2002, however, the Compensation Committee is reviewing executive compensation for possible adjustment in 2003.

Compensation Committee
----------------------
Russell L. Casement
Aaron A. Grunfeld


(i) Performance graph.

                  12/31/97  12/31/98  12/31/99  12/31/00  12/31/01  12/31/02
NASDAQ US          100.00    140.99    261.48    157.77    125.16     86.53
NASDAQ FINANCIAL   100.00     97.15     96.50    104.23    114.52    117.85
EQUITEX            100.00    845.63    984.01    592.00    445.26     50.43

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) (b) Security Ownership of Certain Beneficial Owners and Security Ownership of Management.

The following table contains information at March 31, 2003, as to the beneficial ownership of shares of our common stock by each person who, to our knowledge at that date, was the beneficial owner of five percent or more of the outstanding shares of the class, each person who is a director or executive officer of us and all persons as a group who are executive officers and directors, and as to the percentage of outstanding shares so held by them at March 31, 2003.

                                                                  Shares of
                                                                    Common                    Percentage
                              Shares of       Shares of Common       Stock                    of  Common
Name and Address of          Common Stock     Stock Underlying    Underlying                  Stock Owned
Beneficial Owner              Owned (1)          Options (1)     Warrants (1)      Total          (7)
---------------------------------------------------------------------------------------------------------
Henry Fong                    606,375 (3)        945,700 (2)         49,239     1,601,314         3.4%
7315 East Peakview Ave.
Englewood, CO 80111

Russell L. Casement               146,795        365,900 (4)            759       513,454         1.8%
1355 S. Colorado Blvd.,
Suite 320
Denver, CO   80222

Aaron A. Grunfeld                  32,700        379,500 (5)              0       412,200         1.4%
10390 Santa Monica Blvd.,
Fourth Floor
Los Angeles, CA   90025

Thomas Olson                            0             66,300              0        66,300         0.2%
7315 East Peakview Avenue
Englewood, CO 80111

Daniel Bishop (6)               4,185,554                  0        280,000     4,465,554        15.4%
7315 East Peakview Avenue
Englewood, CO 80111

All officers and directors        785,870          1,757,400         49,998     2,593,268         8.5%
as a group (four persons)
---------------

(1)  The beneficial owners exercise sole voting and investment power.
(2)  Shares underlying options granted under the 1999 Stock Option Plan.
(3) Includes shares owned by a corporation in which Mr. Fong is an officer and director and a partnership in which Mr. Fong is a partner.
(4) Includes 36,400 shares underlying options granted under our 1993 Stock Option Plan for Non-Employee Directors and 329,500 shares underlying options granted under the 1999 Stock Option Plan.
(5) Includes 50,000 shares underlying options granted under our 1993 Stock Option Plan for Non-Employee Directors and 329,500 shares underlying options granted under our 1999 Stock Option Plan.
(6)  Ownership information obtained from Form 13-D filing dated September 23,
     2002.
(7) As of March 31, 2003, 28,690,497 shares of our common stock were outstanding.

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

During 2001, our President, and two companies in which he is the sole officer and director, loaned us a total of $88,150 of which $26,525 was repaid prior to year end. During 2002, Mr. Fong and these same companies loaned us an additional $116,050 in varying amounts from time-to-time. The entire principal balance of these loans were repaid prior to December 31, 2002. These loans were due on demand and carried interest rates of 8% and 10% depending on the loan.

In November 2001, Scott Lucas, a director of Equitex and President of Key loaned $100,000 to us. This note was due in November 2002, bears interest at 9% per annum and remains unpaid. The total principal and interest balance on this note remains outstanding as of the filing of this report. In connection with this note, Mr. Lucas also received 10,000 warrants to purchase 10,000 shares of our common stock at $4.00 per share and 10,000 warrants to purchase 10,000 shares of our common stock at $5.00 per share both exercisable until November 2004.

(b) Certain business relationships.

Not applicable.

(c) Indebtedness of management.

Not applicable.

(d) Transactions with promoters.

Not applicable.


ITEM 14. CONTROLS AND PROCEDURES.

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report. Based on that review and evaluation, the CEO has concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

                                     PART IV

ITEM 17. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report immediately following the signature page.

                                                                            Page
1. Financial Statements and Supplementary Data                              ----

Independent auditors' report - Gelfond Hochstadt Pangburn, P.C.              F-1
--------------------------------------------------------------------------------
Consolidated/combined financial statements:
--------------------------------------------------------------------------------
  Consolidated balance sheets - December 31, 2002 and 2001             F-2 - F-3
--------------------------------------------------------------------------------
  Consolidated/combined statements of operations - years ended
  December 31, 2002, 2001 and 2000                                           F-4
--------------------------------------------------------------------------------
  Consolidated/combined statements of changes in stockholders'
  equity - years ended December 31, 2002, 2001 and 2000               F-5 - F-10
--------------------------------------------------------------------------------
  Consolidated/combined statements of cash flows - years ended
  December 31, 2002, 2001 and 2000                                   F-11 - F-13
--------------------------------------------------------------------------------
  Notes to consolidated/combined financial statements                F-14 - F-49
--------------------------------------------------------------------------------
  Key Financial Systems, Inc. - As of December 31, 2000 and for
  the year ended December 31, 2000, including Independent Auditors'
  Report of McGladrey & Pullen, LLP
--------------------------------------------------------------------------------
  Nova Financial Systems, Inc. - As of December 31, 2000 and for
  the year ended December 31, 2000, including Independent Auditors'
  Report of McGladrey & Pullen, LLP
--------------------------------------------------------------------------------

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
--------------------------------------------------------------------------------
3.6 Certificate of Amendment to Certificate of Designation of Registrant's Series F Convertible Preferred Stock. (7)
--------------------------------------------------------------------------------
3.7   Certificate of Designations of Registrant's Series G Convertible
      Preferred Stock. (7)
--------------------------------------------------------------------------------
3.8   Certificate of Designations of Registrant's Series H Convertible
      Preferred Stock. (8)
--------------------------------------------------------------------------------
3.9 Certificate of Amendment to the Certificate of Designations of Registrant's Series H Convertible Preferred Stock. (9)
--------------------------------------------------------------------------------
3.10  Certificate of Designations of Registrant's Series I Convertible
      Preferred Stock. (10)
--------------------------------------------------------------------------------
3.11  Certificate of Designations of Registrant's Series J Convertible
      Preferred Stock (16)
--------------------------------------------------------------------------------
10.1  1993 Stock Option Plan (2)
--------------------------------------------------------------------------------
10.2  1993 Stock Option Plan for Non-Employee Directors (2)
--------------------------------------------------------------------------------
10.3  Custody Agreement between Colorado National Bank and the Registrant (2)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
10.4  1999 Stock Option Plan. (3).
--------------------------------------------------------------------------------
10.5 Rescission Agreement among Vincent Muratore, the Registrant, and nMortgage, Inc. (5)
--------------------------------------------------------------------------------
10.6 Agreement and Plan of Merger by and among the Registrant, GR.com, Inc., Howard J. Zuckerman, David Brecher, Meridian Capital Group, LLC, and
      The Meridian Residential Group, Inc. (6)
--------------------------------------------------------------------------------
10.7 Distribution Agreement., between Equitex, Inc. and Equitex 2000, Inc. dated August 6, 2001 (11)
--------------------------------------------------------------------------------
10.8 Agreement and Plan of Reorganization among Equitex, Inc., Key Financial Systems, Inc. and Key Merger Corporation dated June 27, 2000 (12)
--------------------------------------------------------------------------------
10.9 Agreement and Plan of Reorganization among Equitex, Inc., Nova Financial Systems, Inc. and Nova Acquisition Corporation dated June 27, 2000 (13)
--------------------------------------------------------------------------------
10.10 Stock Purchase Agreement by and between Equitex, Inc. and the Selling Stockholders of Chex Services, Inc. (14)
--------------------------------------------------------------------------------
10.11 Amendment No. 1 to the Stock Purchase Agreement by and between Equitex, Inc. and the Selling Stockholders of Chex Services, Inc. (15)
--------------------------------------------------------------------------------
21    List of Subsidiaries. FILED HEREWITH.
--------------------------------------------------------------------------------
23.1 Consent of Independent Certified Public Accountants, Gelfond Hochstadt Pangburn, P.C. FILED HEREWITH
--------------------------------------------------------------------------------
23.2  Independent Auditors Consent, McGladrey & Pullen. FILED HEREWITH.
--------------------------------------------------------------------------------
23.3  Independent Auditors Consent, McGladrey & Pullen. FILED HEREWITH.
--------------------------------------------------------------------------------
99.1  Certification of Section 906 of the Sarbanes-Oxley Act of 2002.
      FILED HEREWITH.
--------------------------------------------------------------------------------

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

(8) Incorporated by reference from Exhibit 3(i).5 of the Registrant's Registration Statement on Form S-3, No. 333-64408 filed with the Securities and Exchange Commission on July 2, 2001.

(9) Incorporated by reference from Exhibit 3(i).6 of the Registrant's Registration Statement on Form S-3/A, No. 333-64408 filed with the Securities and Exchange Commission on July 23, 2001.

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

(16) Incorporated by reference from Exhibit 3(i).10 of the Registrant's Registration Statement on Form S-3, No. 333-101731 effective January 9, 2003.

(b) Reports on Form 8-K.

Not applicable.

(c) Exhibits required by Item 601 of Regulation S-K

See Item 17(a)(3) above.

(d) Financial statement schedules required by Regulation S-X

Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: April 15, 2003                   EQUITEX, INC.
                                       (Registrant)


                                       By /S/ HENRY FONG
                                         --------------------------------
                                       Henry Fong, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date: April 15, 2003                  /S/ HENRY FONG
                                      ------------------------------------
                                      Henry Fong, President,
                                      Treasurer and Director
                                      (Principal Executive, Financial,
                                      and Accounting Officer)

Date: April 15, 2003                  /S/ RUSSELL L. CASEMENT
                                      ------------------------------------
                                      Russell L. Casement, Director

Date: April 15, 2003                  /S/ AARON A. GRUNFELD
                                      ------------------------------------
                                      Aaron A. Grunfeld, Director

        CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
           EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002


I, Henry Fong, certify that:

1. I have reviewed this annual report on Form 10-K of Equitex, Inc. and subsidiaries (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):


     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 15, 2003

                                        /s/ Henry Fong
                                        ----------------------------------------
                                        Henry Fong
                                        President, Treasurer and
                                        Chief Executive Officer

                         EQUITEX, INC. AND SUBSIDIARIES

                   CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

               INDEX TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS



                                                                           Page
                                                                           ----
Independent auditors' report                                                F-1

Consolidated/combined financial statements:

  Consolidated balance sheets                                         F-2 - F-3

  Consolidated/combined statements of operations                            F-4

  Consolidated/combined statements of changes in
   stockholders' equity                                              F-5 - F-10

  Consolidated/combined statements of cash flows                    F-11 - F-13

  Notes to consolidated/combined financial statements               F-14 - F-49

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Equitex, Inc.

We have audited the accompanying consolidated balance sheets of Equitex, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated/combined statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated/combined financial statements referred to above present fairly, in all material respects, the financial position of Equitex, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated/combined financial statements, on August 6, 2001, the Company acquired Key Financial Systems, Inc. and Nova Financial Systems, Inc. in a transaction recorded as a reverse acquisition. The combined statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2000, represent the combined financial statements of Key Financial Systems, Inc. and Nova Financial Systems, Inc., which were audited and reported on separately by other auditors. We have audited the combination of the accompanying combined statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2000, including the accounting for the August 6, 2001 reverse acquisition. In our opinion, such combined financial statements have been properly combined on the basis described in Note 1 to the consolidated/combined financial statements.

As discussed in Notes 2 and 3 to the consolidated/combined financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations, in connection with its acquisition of Chex Services, Inc. in December 2001, and adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.


/s/ GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
April 3, 2003

                EQUITEX, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS

                  DECEMBER 31, 2002 AND 2001

                            ASSETS

                                                                     2002         2001
                                                                 -----------   -----------
Current assets:
 Cash and cash equivalents                                       $ 8,931,713   $ 7,830,426
 Accounts receivable, net (Note 2)                                 2,918,135     4,141,469
 Credit card receivables, net (Note 4)                               155,997     1,493,481
 Other receivables (Note 5)                                          433,293     6,435,060
 Current portion of notes receivable, related parties (Note 6)       245,322       563,460
 Interest receivable, related parties (Note 6)                        95,547        39,923
 Prepaid expenses and other                                          354,433       557,040
                                                                 -----------   -----------
   Total current assets                                           13,134,440    21,060,859
                                                                 -----------   -----------

Notes receivable, related parties, net (Note 6)                    1,480,030     1,146,375
Note receivable, other (Note 6)                                      500,000
Property, equipment and leaseholds (Notes 7 and 9)                 1,202,885     1,180,258
Deferred tax asset (Note 10)                                       1,380,000     1,380,000
Intangible and other assets (Note 8)                               4,098,393     4,945,663
Goodwill (Notes 2 and 3)                                           5,636,000     5,636,000
                                                                 -----------   -----------
                                                                  14,297,308    14,288,296
                                                                 -----------   -----------
                                                                 $27,431,748   $35,349,155
                                                                 ===========   ===========

                                 (Continued)                                 F-2

                EQUITEX, INC. AND SUBSIDIARIES

                  DECEMBER 31, 2002 AND 2001

             LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    2002            2001
                                                                               ------------    ------------
Current liabilities:
 Accounts payable                                                              $  1,278,267    $  1,819,555
 Accrued expenses and other liabilities, including related
  party accruals of $375,109 (2002) and $83,000 (2001)                            1,379,878         827,065
 Accrued liabilities on casino contracts (Note 12)                                  622,361         517,805
 Current portion of long-term debt (Note 9)                                         251,727         527,754
 Line of credit, notes, and loans payable (Note 9)                               13,493,776      13,587,926
 Notes payable, related parties (Note 9)                                            254,194         211,625
 Due to credit card holders (Note 12)                                               403,405       5,056,668
                                                                               ------------    ------------
   Total current liabilities                                                     17,683,608      22,548,398
                                                                               ------------    ------------

Long-term debt, net of current portion, related party (Note 9)                                      232,200
Long-term debt, net of current portion (Note 9)                                     240,629
                                                                               ------------    ------------
   Total liabilities                                                             17,924,237      22,780,598
                                                                               ------------    ------------

Commitments and contingencies (Notes 9, 12 and 13)

Stockholders' equity (Note 13):
 Preferred stock; 2,000,000 shares authorized:
  Series D, 6%; stated value $1,000 per share; 575 (2002) and 725 (2001)
   shares issued and outstanding; liquidation preference $796,500                   575,000         725,000
  Series G, 6%; stated value $1,000 per share; 370 (2002) and 900 (2001)
   shares issued and outstanding; liquidation preference $534,000                   370,000         900,000
  Series I, 6%; stated value $1,000 per share; 1,690 (2002) and 2,660 (2001)
   shares issued and outstanding; liquidation preference $2,342,500               1,690,000       2,660,000
  Series J, 6%; stated value $1,000 per share; 1,380 shares issued,
   730 shares outstanding; liquidation preference $778,500                        1,380,000
 Less preferred treasury stock; Series J, at cost; 650 shares                      (650,000)
 Common stock, $0.02 par value; 50,000,000 shares authorized;
  26,527,282 (2002) and 21,244,797 (2001) shares issued; 26,111,425
  (2002) and 21,211,447 (2001) shares outstanding                                   530,546         424,896
 Common stock and warrants to be issued                                                             750,485
 Additional paid-in capital                                                      12,719,855       9,754,252
 Accumulated deficit                                                             (6,851,039)     (2,532,039)
 Less common treasury stock at cost; 415,857 (2002) and 33,350 (2001)
 shares                                                                            (256,851)       (114,037)
                                                                               ------------    ------------
    Total stockholders' equity                                                    9,507,511      12,568,557
                                                                               ------------    ------------
                                                                               $ 27,431,748    $ 35,349,155
                                                                               ============    ============

            See notes to consolidated/combined financial statements.         F-3

                      EQUITEX, INC. AND SUBSIDIARIES

              CONSOLIDATED/COMBINED STATEMENTS OF OPERATIONS

              YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                                 (Note 1)

                                                                         2002            2001           2000
                                                                     ------------    ------------    ------------
Fee revenue                                                          $ 19,580,399    $  1,373,158
Credit card income, net of provision for losses (Note 4)                2,899,633      10,580,448    $ 11,538,298
Application fees, net of direct marketing costs, including related party costs of $3,010,055 through August 6, 2001, and
 $897,521 (2000), respectively (Note 11)                                  354,826       4,213,466       2,735,438
Other                                                                   1,101,391         361,067         182,618
                                                                     ------------    ------------    ------------
       Total revenues                                                  23,936,249      16,528,139      14,456,354
                                                                     ------------    ------------    ------------

Third party servicing fees                                              1,646,304       6,136,638       5,677,641
Fees paid to casinos                                                    6,189,730         437,411
Salaries, wages and employee benefits                                   9,045,683       7,470,814       3,019,876
Other operating expenses                                                7,919,617       3,332,252       2,202,117
Impairment of FDIC receivable (Note 12)                                 2,151,207
                                                                     ------------    ------------    ------------
                                                                       26,952,541      17,377,115      10,899,634
                                                                     ------------    ------------    ------------

Income (loss) from operations                                          (3,016,292)       (848,976)      3,556,720
                                                                     ------------    ------------    ------------

Other income (expense):
 Interest income, including related party interest of $14,634             124,400
 Interest expense, including related party interest of
  $19,285 (2002) and $137,160 (2001)                                   (1,687,608)       (239,893)
 Other                                                                    315,500
                                                                     ------------    ------------    ------------
                                                                       (1,247,708)       (239,893)
                                                                     ------------    ------------    ------------

Income (loss) before income taxes                                      (4,264,000)     (1,088,869)      3,556,720
Income tax expense (benefit)                                               55,000         (57,500)
                                                                     ------------    ------------    ------------

Net income (loss)                                                      (4,319,000)     (1,031,369)      3,556,720
Beneficial conversion features and warrant accretion (Note 13)             (2,080)     (2,924,000)
Additional warrants issued to preferred stockholders (Note 13)            (53,000)       (152,000)
Redemption of convertible preferred stock  in excess
  of beneficial conversion features (Note 13)                             266,000          92,000
Deemed preferred stock dividends (Note 13)                               (331,500)       (181,000)
                                                                     ------------    ------------    ------------
Net income (loss) applicable to common stockholders                  $ (4,439,580)   $ (4,196,369)   $  3,556,720
                                                                     ============    ============    ============
Basic and diluted net income (loss) per common share                 $      (0.19)   $      (0.32)   $       0.40
                                                                     ============    ============    ============
Weighted average number of common  shares outstanding                  22,833,159      13,032,655       8,903,730
                                                                     ============    ============    ============

            See notes to consolidated/combined financial statements.         F-4

                         EQUITEX, INC. AND SUBSIDIARIES

       CONSOLIDATED/COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                                    (Note 1)

                                                           Convertible
                                                         preferred stock       Preferred            Common stock            Common
                                                      ---------------------    treasury     ---------------------------    treasury
                                                      Shares      Amount         stock         Shares          Amount       stock
                                                      ------   ------------   -----------   -------------   -----------   ----------
Balances, January 1, 2000 (Note 1)                                                             8,937,080    $  178,741

Net income of Key and Nova

Dividends paid to Key and Nova shareholders
 by Key and Nova
                                                      ------   ------------   -----------   -------------   -----------   ----------

Balances, December 31, 2000 (Note 1)                                                           8,937,080       178,741

Common stock of Key and Nova
 issued for cash                                                                                 181,043         3,621

Dividends paid to Key and Nova shareholders
 by Key and Nova
                                                      ------   ------------   -----------   -------------   -----------   ----------

Balances as of August 6, 2001, prior to the
 Company's acquisition of Key and Nova
 (represents Company's outstanding shares of
 9,084,773, plus 33,350 shares of treasury stock                                               9,118,123       182,362

Issuance of common stock in connection with the
 acquisition of Key and Nova - preferred stock
 of Equitex outstanding includes 725 shares of
 Series D, 1,300 shares of Series G, and 4,000
 shares of Series I preferred stock;  also
 outstanding: options, warrants, and common
 stock and warrants to be issued                       6,025   $ 6,025,000                     9,084,773       181,696    $(114,037)

Allocation of Series H and I preferred stock
 beneficial conversion features                                 (2,924,000)

Amortization of Series H and I preferred stock
 beneficial conversion features                                  2,924,000

Conversion of Series I preferred stock
 to common stock                                      (1,010)   (1,010,000)                      359,958         7,199

Exercises of warrants for common stock                                                            69,852         1,397

Redemption of Series I preferred stock
 for cash                                               (330)     (330,000)

Conversion of Series G preferred stock to
 common stock                                           (400)     (400,000)                      165,090         3,302
                                                      ------   ------------   -----------   -------------   -----------   ----------

                                  (Continued)                                F-5

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                                    (Note 1)

                                                                                                      Retained
                                                      Common stock     Deferred       Additional      earnings        Total
                                                      and warrants   compensation      paid-in      (accumulated   stockholders'
                                                      to be issued      cost           capital         deficit)       equity
                                                      ------------   ------------   -------------   ------------   ------------
Balances, January 1, 2000 (Note 1)                                                  $    220,094    $ 1,167,610    $ 1,566,445

Net income of Key and Nova                                                                            3,556,720      3,556,720

Dividends paid to Key and Nova shareholders
by Key and Nova                                                                                      (4,225,000)    (4,225,000)

                                                      ------------   ------------   -------------   ------------   ------------
Balances, December 31, 2000 (Note 1)                                                     220,094        499,330        898,165

Common stock of Key and Nova
issued for cash                                                                          996,379                     1,000,000

Dividends paid to Key and Nova shareholders
by Key and Nova                                                                                      (2,000,000)    (2,000,000)
                                                      ------------   ------------   -------------   ------------   ------------

Balances as of August 6, 2001, prior to the
Company's acquisition of Key and Nova
(represents Company's outstanding shares of
9,084,773, plus 33,350 shares of treasury stock)                                       1,216,473     (1,500,670)      (101,835)

Issuance of common stock in connection with the
acquisition of Key and Nova - preferred stock
of Equitex outstanding includes 725 shares of
Series D, 1,300 shares of Series G, and 4,000
shares of Series I preferred stock;  also
 outstanding: options, warrants, and common
 stock and warrants to be issued                      $ 1,528,000    $  (589,834)     (5,590,825)                    1,440,000

Allocation of Series H and I preferred stock
beneficial conversion features                                                         2,924,000

Amortization of Series H and I preferred stock
beneficial conversion features                                                        (2,924,000)

Conversion of Series I preferred stock
to common stock                                                                        1,002,801

Exercises of warrants for common stock                        485                        242,450                       244,332

Redemption of Series I preferred stock
for cash                                                                                 (88,805)                     (418,805)

Conversion of Series G preferred stock to
common stock                                                                             396,698
                                                      ------------   ------------   -------------   ------------   ------------

                                  (Continued)                                F-6

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                                    (Note 1)

                                                           Convertible
                                                         preferred stock       Preferred            Common stock            Common
                                                      ---------------------    treasury     ---------------------------    treasury
                                                      Shares      Amount         stock         Shares          Amount       stock
                                                      ------   ------------   -----------   -------------   -----------   ----------
Agreements to issue common stock
 and warrants for services

Common stock and warrants issued for
 services                                                                                        455,000         9,100

Cancellation of agreement to issue
 common stock for services

Amortization of deferred compensation
cost

Common stock issued for the acquisition
 of Chex Financial Services, Inc. (Note 3)                                                     1,992,001        39,840

Beneficial conversion feature and warrants attached to convertible debentures

Issuance of additional warrants to preferred
 stockholders                                                     (152,000)

Amortization of additional warrants issued to
 preferred stockholders                                            152,000

Repricing of warrants

Net loss
                                                      ------   ------------   -----------   -------------   -----------   ----------

Balances, December 31, 2001                            4,285     4,285,000                    21,244,797       424,896     (114,037)

Exercise of warrants for common stock                                                            304,856         6,098

Issuance of common stock under private placement
 agreements (net of offering costs)                                                            1,212,386        24,247

Purchase of the Company's common stock by subsidiary                                                                        (80,000)

Conversion of promissory note and accrued interest
 to common stock by subsidiary                                                                   130,862         2,617      (62,814)

Coversion of promissory note and accounts payable
 to common stock                                                                                 123,829         2,475
                                                      ------   ------------   -----------   -------------   -----------   ----------

                                  (Continued)                                F-7

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                                    (Note 1)

                                                                                                      Retained
                                                      Common stock     Deferred       Additional      earnings        Total
                                                      and warrants   compensation      paid-in      (accumulated   stockholders'
                                                      to be issued      cost           capital         deficit)       equity
                                                      ------------   ------------   -------------   ------------   ------------
Agreements to issue common stock and
 warrants for services                                  1,873,000     (1,733,000)                                      140,000

Common stock and warrants issued for
 services                                              (2,236,000)                     2,245,300                        18,400

Cancellation of agreement to issue
 common stock for services                               (415,000)       415,000

Amortization of deferred compensation
 cost                                                                  1,907,834                                     1,907,834

Common stock issued for the acquisition
 of Chex Financial Services, Inc. (Note 3)                                            10,079,160                    10,119,000

Beneficial conversion feature and warrants
 attached to convertible debentures                                                      185,000                       185,000

Issuance of additional warrants to preferred
 stockholders                                                                            152,000

Amortization of additional warrants issued to
 preferred stockholders                                                                 (152,000)

Repricing of warrants                                                                     66,000                        66,000

Net loss                                                                                             (1,031,369)    (1,031,369)
                                                      ------------   ------------   -------------   ------------   ------------

Balances, December 31, 2001                               750,485                      9,754,252     (2,532,039)    12,568,557

Exercise of warrants for common stock                        (485)                       250,949                       256,562

Issuance of common stock under private placement
 agreements (net of offering costs)                                                      681,949                       706,196

Purchase of the Company's common stock by subsidiary                                                                   (80,000)

Conversion of promissory note and accrued interest
 to common stock by subsidiary                                                            60,197                             -

Coversion of promissory note, accrued interest and
 accounts payableto common stock                                                         105,436                       107,911
                                                      ------------   ------------   -------------   ------------   ------------

                                  (Continued)                                F-8

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                                    (Note 1)

                                                           Convertible
                                                         preferred stock       Preferred            Common stock            Common
                                                      ---------------------    treasury     ---------------------------    treasury
                                                      Shares      Amount         stock         Shares          Amount       stock
                                                      ------   ------------   -----------   -------------   -----------   ----------
Redemption of Series I preferred stock for cash         (710)     (710,000)

Conversion of Series G preferred stock to common
 stock                                                  (530)     (530,000)                    1,224,221        24,486

Conversion of Series I preferred stock to common
 stock                                                  (260)     (260,000)                      616,035        12,321

Issuance of common stock and warrants under deferred
 compensation agreement                                                                           15,000           300

Amortization of deferred compensation cost

Cancellation of agreement to issue common stock and warrants for services

Conversion of Series D preferred stock to common
 stock                                                  (150)     (150,000)                      782,328        15,646

Issuance of common stock and warrants to consultants
 for services                                                                                    416,341         8,327

Issuance of Seies J preferred stock, including 650
 shares purchased by subsidiary (net of offering
 costs)                                                1,380     1,380,000    $ (650,000)

Conversion of accrued liabilities to common stock                                                148,792         2,976

Issuance of common stock for services                                                            307,835         6,157

Issuance of additional warrants to preferred
 stockholders                                                      (53,000)

Amortization of additional warrants issued to
 preferred stockholders                                             53,000

Beneficial conversion feature and warrants attached to convertible promissory notes

Net loss
                                                      ------   ------------   -----------   -------------   -----------   ----------
Balances, December 31, 2002                            4,015   $ 4,015,000    $ (650,000)     26,527,282    $  530,546    $(256,851)
                                                      ======   ============   ===========   =============   ===========   ==========

                                  (Continued)                                F-9

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                                    (Note 1)

                                                                                                      Retained
                                                      Common stock     Deferred       Additional      earnings        Total
                                                      and warrants   compensation      paid-in      (accumulated   stockholders'
                                                      to be issued      cost           capital         deficit)       equity
                                                      ------------   ------------   -------------   ------------   ------------
Redemption of Series I preferred stock for cash                                         (136,343)                     (846,343)

Conversion of Series G preferred stock to common
 stock                                                                                   505,514                             -

Conversion of Series I preferred stock to common
 stock                                                                                   247,679                             -

Issuance of common stock and warrants under deferred
 compensation agreement                                                 (134,000)        133,700                             -

Amortization of deferred compensation cost                               134,000                                       134,000

Cancellation of agreement to issue common stock
 and warrants for services                               (750,000)                       687,500                       (62,500)

Conversion of Series D preferred stock to common
 stock                                                                                   134,354                             -

Issuance of common stock and warrants to consultants
 for services                                                                            213,263                       221,590

Issuance of Series J preferred stock, including
 650 shares purchased by subsidiary (net of offering
 costs)                                                                                 (151,680)                      578,320

Conversion of accrued liabilities to common stock                                         58,029                        61,005

Issuance of common stock for services                                                    120,056                       126,213

Issuance of additional warrants to preferred
 stockholders                                                                             53,000                             -

Amortization of additional warrants issued to preferred
 stockholders                                                                            (53,000)                            -

Beneficial conversion feature and warrants attached
 to convertible promissory notes                                                          55,000                        55,000

Net loss                                                                                             (4,319,000)    (4,319,000)

                                                      ------------   ------------   -------------   ------------   ------------
Balances, December 31, 2002                           $         -    $        -     $ 12,719,855    $(6,851,039)   $ 9,507,511
                                                      ============   ============   =============   ============   ============

             See notes to consolidated/combined financial statements.       F-10

                         EQUITEX, INC. AND SUBSIDIARIES

                 CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                                    (Note 1)

                                                                                2002           2001           2000
                                                                            -----------    -----------    -----------
Cash flows provided by operating activities:
Net (loss) income                                                           $(4,319,000)   $(1,031,369)   $ 3,556,720
                                                                            -----------    -----------    -----------
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Provision for losses                                                          194,175        741,080         56,520
  Impairment of FDIC receivable                                               2,151,207
  Depreciation and amortization                                               1,274,085        215,234         93,167
  Beneficial conversion features and warrants attached to
   convertible promissory notes                                                  55,000        128,000
  Amortization of discount on convertible promissory notes                       52,800          4,200
  Stock-based compensation expense                                              419,303      2,132,234
  Deferred income taxes                                                                         60,000        606,500
  Changes in assets and liabilities, net of business acquisition:
   Decrease (increase) in accounts receivable                                 1,167,710     (2,433,347)
   (Increase) decrease in other receivables                                    (259,804)    (1,156,975)       176,873
   Decrease (increase) in due from shareholders                                 300,000        606,500       (606,500)
   Decrease (increase) in other assets                                          202,607         10,366        (14,412)
   Increase in due to credit card holders                                       582,296        667,225         65,297
   Increase in accounts payable and accrued liabilities                         747,733        239,620        186,355
                                                                            -----------    -----------    -----------
Total adjustments                                                             6,887,112      1,214,137        563,800
                                                                            -----------    -----------    -----------
Net cash provided by operating activities                                     2,568,112        182,768      4,120,520
                                                                            -----------    -----------    -----------

Cash flows from investing activities:
  Cash acquired in business acquisition                                                      9,994,124
  Net (increase) decrease in credit card receivables                           (471,754)    (1,003,266)       176,262
  Purchases of furniture, fixtures and equipment                               (433,884)      (157,769)       (55,834)
  Issuance of note receivable                                                  (500,000)
  Issuance of related party notes receivable                                   (747,842)      (501,599)
  Repayment of related party notes receivable                                   159,457        372,825
                                                                            -----------    -----------    -----------
Net cash (used in) provided by investing activities                          (1,994,023)     8,704,315        120,428
                                                                            -----------    -----------    -----------

Cash flows from financing activities:
  Common stock of Key and Nova issued for cash                                               1,000,000
  Dividends paid to Key and Nova shareholders                                               (2,000,000)    (4,225,000)
  Redemption of Series I preferred stock for cash                              (846,343)      (418,805)
  Proceeds from the exercise of warrants                                        256,562        244,332
  Proceeds from common stock private placements (net of offering costs)         706,196
  Proceeds from Series J preferred stock offering (net of offering costs)       578,320
  Purchase of Equitex shares for treasury by subsidiary                         (80,000)
  Increase in deferred costs                                                    (29,200)
  Issuance of notes payable, related parties and other                        2,381,839        571,950
  Repayment of notes payable, related parties and other                      (2,438,176)      (765,708)
  Net  (repayments) borrowings on line of credit                                 (2,000)       237,962
                                                                            -----------    -----------    -----------
Net cash provided by (used in) financing activities                             527,198     (1,130,269)    (4,225,000)
                                                                            -----------    -----------    -----------

                                  (Continued)                               F-11

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                                             2002         2001         2000
                                                                          ----------   ----------   ----------
Increase in cash and cash equivalents                                      1,101,287    7,756,814       15,948
Cash and cash equivalents, beginning of year                               7,830,426       73,612       57,664
                                                                          ----------   ----------   ----------
Cash and cash equivalents, end of year                                    $8,931,713   $7,830,426   $   73,612
                                                                          ==========   ==========   ==========

Supplemental disclosure of cash flow information:

 Cash paid for interest                                                   $1,634,000   $    8,828
                                                                          ==========   ==========
 Cash paid for income taxes                                               $   10,000
                                                                          ==========

Supplemental disclosure of non-cash investing and financing activities:

  Issuance of common stock by Equitex to acquire Key
   and Nova, resulting in recognition of a deferred tax asset             $1,440,000
                                                                          ==========
  Cancellation of agreement to issue common stock
   for services                                                           $  415,000
                                                                          ==========
  Amortization of discount on preferred stock                             $2,924,000
                                                                          ==========
  Conversion of preferred stock to common stock                           $  940,000   $1,410,000
                                                                          ==========   ==========
  Warrants attached to convertible promissory notes                                    $   52,800
                                                                                       ==========
  Amortization of value additional warrants issued to
   preferred stockholders                                                 $   53,000   $  152,000
                                                                          ==========   ==========
  Cancellation of agreement to issue common stock and
   warrants for services                                                  $  750,000
                                                                          ==========
  Note receivable offset against note payable                             $  200,000
                                                                          ==========
  Conversion of promissory note, accrued interest and
   accounts payable to common stock                                       $  107,911
                                                                          ==========
  Conversion of promissory note and accrued interest to
   common stock by subsidiary                                             $   62,814
                                                                          ==========
  Capital lease obligations                                               $   57,000
                                                                          ==========
  Equipment exchanged for a reduction in related party note
   payable                                                                $   70,642
                                                                          ==========
  Conversion of accrued liabilities to common stock                       $   61,005
                                                                          ==========

                                  (Continued)                               F-12

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                                             2002         2001         2000
                                                                           ------------   ------------   ------------
Reclassification of receivables from Net First and
 liabilities to Net First card holders:
  Credit card receivables, net                                             $  1,687,931
  Other receivables                                                           6,261,571
  Accounts payable                                                             (562,736)
  Due to credit card holders                                                 (5,235,559)
                                                                           ------------
Impairment of FDIC receivable                                              $  2,151,207
                                                                           ============

Purchase of Chex Services, Inc. (Note 3):
 Fair value of tangible assets acquired:
  Accounts receivable                                                                     $ (1,748,045)
  Notes receivable, related parties                                                         (1,906,061)
  Property and equipment                                                                      (896,495)
  Prepaid expenses and other                                                                  (555,325)
  Intangible assets (Note 8)                                                                (5,000,000)
  Goodwill (Note 8)                                                                         (5,636,000)
 Liabilities assumed:
  Accounts payable and accrued expenses                                                      1,373,949
  Notes payable, related parties                                                             4,938,291
  Notes payable, other                                                                       8,540,772
  Line of credit                                                                               764,038
 Fair value of common stock exchanged                                                       10,119,000
                                                                                          ------------
   Cash acquired                                                                          $  9,994,124
                                                                                          ============

            See notes to consolidated/combined financial statements.        F-13

                         EQUITEX, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

1.   ORGANIZATION, BASIS OF PRESENTATION, RECENT EVENTS AND MANAGEMENT'S PLANS:

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

     The Key/Nova transaction was recorded as a reverse acquisition based on factors demonstrating that Key and Nova constituted the accounting acquirer. The shareholders of Key and Nova received 50% of the post-acquisition outstanding common stock and rights to purchase common stock of the Company, which resulted in the Key/Nova shareholders receiving significant voting blocks of the Company's common stock. In addition, post-acquisition management personnel and board members of the Company included certain individuals previously holding positions with Key and Nova. The purchase price applied to the reverse acquisition was based on the net book value of the underlying assets of the Company prior to the transaction plus $5,000,000. The historical stockholders' equity of Key and Nova prior to the merger was retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any differences in the par value of the Equitex, Key, and Nova common stock, with an offset to additional paid-in capital. The restated combined retained earnings of the accounting acquirer (Key and Nova) was carried forward after the acquisition.

     PRINCIPLES OF CONSOLIDATION/COMBINATION:

     The Company and its subsidiaries operate in three operating segments, which consist of the credit card services segment, the cash disbursement services segment and the stored value card segment. For purposes of financial statement reporting, the stored value card segment is not considered a reportable segment through December 31, 2002, as defined in Statement of Financial Accounting Standards ("SFAS") No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The Company's significant subsidiaries include the following:

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

1. ORGANIZATION, BASIS OF PRESENTATION, RECENT EVENTS AND MANAGEMENT'S PLANS (CONTINUED):

     PRINCIPLES OF CONSOLIDATION/COMBINATION (CONTINUED):

           KEY and NOVA, which represent the Company's credit card services segment; both Florida corporations formed in June 1997 and September 1998, respectively; both companies design, market and service credit card products aimed at the sub-prime market; both companies are wholly-owned by the Company at December 31, 2002.

           CHEX SERVICES, INC. ("Chex"), which represents the cash disbursement services segment; a Minnesota corporation formed in July 1992; acquired by the Company effective December 1, 2001 (Note 3) to provide financial services, primarily check cashing, automated teller machine and credit card advances to customers at gaming establishments located in California, Connecticut, Florida, Illinois, Michigan, Minnesota, Nebraska, New Mexico, New York, North Dakota and Wisconsin; wholly-owned by the Company at December 31, 2002.

           DENARIS CORPORATION ("Denaris"), which represents the stored value card segment; a Delaware corporation formed in August 2002 to develop and market a prepaid re-loadable stored value card program, which is designed to offer customers, particularly immigrants, a convenient alternative to traditional bank accounts; 77%-owned by the Company at December 31, 2002; Denaris generated no revenues through December 31, 2002.

     The accompanying consolidated financial statements as of and for the year ended December 31, 2002, include the accounts of Equitex and its significant subsidiaries, Chex, Key, and Nova, and beginning August 16, 2002, Denaris. During the year ended December 31, 2002, the net loss incurred by the Company's majority-owned subsidiary Denaris, exceeded the minority interest in the common equity (deficiency) of the subsidiary. The excess of 2002 losses applicable to the minority interest have been charged to the Company, and no minority interest is reflected in the Company's December 31, 2002 consolidated financial statements. The consolidated balance sheet as of December 31, 2001, includes the accounts of Equitex, Chex, Key and Nova. The consolidated/combined financial statements for the year ended December 31, 2001 include the combined accounts of Key and Nova through August 5, 2001 (the date of the Company's acquisition of Key and Nova) and the consolidated accounts of Equitex, Key and Nova from August 6, 2001, and Chex from December 1, 2001. The combined statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2000, have been derived from the audited financial statements of Key and Nova for the year ended December 31, 2000. All significant intercompany accounts and transactions have been eliminated in consolidation/combination.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

1. ORGANIZATION, BASIS OF PRESENTATION, RECENT EVENTS AND MANAGEMENT'S PLANS (CONTINUED):

     PRINCIPLES OF CONSOLIDATION/COMBINATION (CONTINUED):

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

     The following unaudited pro forma information reflects the historical Key and Nova net income and per share amounts adjusted for the impact of the current C Corporation status and equity structure of the Company:

                                                      2001          2000
                                                  -----------    ----------
     Net income (loss), as reported               $(1,031,000)   $3,557,000
     Net income (loss), pro forma                 $(1,616,000)   $2,157,000
     Net income (loss) applicable to common
       stockholders, as reported                  $(4,196,000)   $3,557,000
     Net income  (loss)   applicable to common
       stockholders, pro forma                    $(5,094,000)   $  902,000
     Basic and diluted net income (loss) per
       common share, as reported                  $     (0.32)   $     0.40
     Basic and diluted net income (loss) per
       common share, pro forma                    $     (0.39)   $     0.10

     RECENT EVENTS AND MANAGEMENT'S PLANS:

     NASDAQ STOCK MARKET LISTING:

     In July 2002, the Company received notice from the Nasdaq Stock Market
       ("Nasdaq") that the minimum bid price of the Company's common stock had fallen below the $1.00 per share price required for continued inclusion. The Company had until January 14, 2003 to regain compliance with the minimum bid price requirement, which the Company did not meet. On January 14, 2003, the Company received notice from Nasdaq that it met the initial inclusion criteria for the Nasdaq Small Cap Market listing and therefore Nasdaq provided the Company an additional 180 calendar days, or until July 14, 2003, to regain compliance with the minimum bid price requirement. If at any time before July 14, 2003, the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, Nasdaq will provide written notification of compliance. If compliance cannot be demonstrated by July 14, 2003, the Company's securities will be delisted. At that time, the Company may appeal Nasdaq's determination to a Listing Qualifications Panel.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

1. ORGANIZATION, BASIS OF PRESENTATION, RECENT EVENTS AND MANAGEMENT'S PLANS (CONTINUED):

     RECENT EVENTS AND MANAGEMENT'S PLANS (CONTINUED):

     AGREEMENT WITH PAYMASTER JAMAICA:

     In August 2002, the Company entered into a binding agreement with Paymaster
       (Jamaica) Limited ("Paymaster Jamaica") to form a jointly-owned and operated company to replicate Paymaster Jamaica's financial services business model throughout the Caribbean, North America and ultimately, worldwide. This newly formed company is to be named Paymaster Worldwide, Inc. ("PWI"). Under the terms of the agreement, the Company advanced $500,000 to Paymaster Jamaica in exchange for a 6% promissory note that may be converted into stock of PWI (Note 6). As of December 31, 2002, PWI has not yet been formed.

     Paymaster Jamaica, headquartered in Kingston, Jamaica, commenced operations in 1997, and offers revenue collection and customer care to businesses, institutions and consumers on the island of Jamaica. It offers its customers an alternative to retaining their own commercial offices. In addition, through its bill payment services, Paymaster Jamaica is developing cash remittance services affording its customers the convenience to send and receive various types of remittances nationally or internationally via cash or debit cards.

     NET FIRST NATIONAL BANK CLOSURE AND KEY AND NOVA OPERATIONS:

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

     On March 4, 2002, the Federal Deposit Insurance Corporation ("FDIC") notified the Company that it had been appointed receiver of all funds due from Net First to Key. As receiver, the FDIC elected to disaffirm, to the full extent, all contracts Key was a party to with Net First. On March 10, 2002, the Company was made aware that the FDIC was notifying Net First credit card holders that their accounts were to be closed, and accordingly, Key would not be able to transfer the existing PAY AS YOU GO credit card portfolio to a successor financial institution. In November 2002, the Company filed a lawsuit seeking to recover the full amount of a claim with the FDIC for all funds due from Net First to Key through the date federal banking regulators closed Net First (Note 12).

     The Company immediately implemented steps to eliminate Key's operating costs associated with marketing and servicing the Net First program. These steps included employee lay-offs of all but essential management and employee personnel necessary to re-establish its marketing and servicing capabilities upon the establishment of a new relationship with another financial institution. The Company had discussions with financial institutions to initiate a new credit card program; however, the Company has not been able to establish such a relationship. As of December 31, 2002, Key and Nova operations consist solely of processing residual payments on remaining active accounts.

     MANAGEMENT'S PLANS:

     The Company haS developed plans and strategies to address the recent events discussed above, and to address its capital and liquidity needs for the next 12-month period. Management believes that cash flows from Chex will continue to provide the Company's primary source of operating capital; however, management believes that the Company may also be able to issue additional debt or equity instruments in order to raise additional capital if necessary. The Company also evaluates, on an ongoing basis, potential business acquisition/restructuring opportunities that become available from time to time, which management considers in relation to its corporate plans and strategies.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

2.   SIGNIFICANT ACCOUNTING POLICIES:

     CASH AND CASH EQUIVALENTS AND PRESENTATION OF CASH FLOWS:

     The Company maintains cash in bank accounts which exceed federally insured limits. At December 31, 2002 and 2001, the Company had deposits in excess of federally insured amounts aggregating $2,563,787 and $3,508,158, respectively, at various financial institutions. The Company believes it has its cash deposits at high quality financial institutions. In addition, the Company maintains a significant amount of cash at each of the casinos. Management believes that the Company has controls in place to safeguard these on-hand amounts, and that no significant credit risk exists with respect to cash.

     For purposes of the statements of cash flows, the Company considers all highly-liquid investments with an original maturity date of three months or less to be cash equivalents. Cash flows from credit card receivables are reported net.

     RECEIVABLES AND REVENUE RECOGNITION:

     ACCOUNTS RECEIVABLE:

     Accounts receivable arise primarily from credit card and ATM advances provided at casino locations. Concentrations of credit risk related to credit card and ATM advances are limited to the credit card and ATM processors who remit the cash advanced back to the Company along with the Company's allocable share of fees earned. The Company believes these processors are financially stable and no significant credit risk exists with respect to accounts receivable arising from ATM and credit card advances. The Company recorded an allowance against these accounts receivable of $66,000 at December 31, 2001. No allowance was considered necessary at December 31, 2002.

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

     The allowance for losses is established through a provision for losses charged to expense. Receivables are charged against the allowance for losses when management believes that collectibility of principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing accounts, based on evaluation of the collectibility of the accounts and prior loss experience. This evaluation also takes into consideration such factors as changes in the volume of the credit card receivable portfolio, overall portfolio quality, and current economic conditions that may affect the borrower's ability to pay. While management uses information available to make its evaluation, this estimate is susceptible to change.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The estimated fair values of financial instruments has been determined by the Company using available market information and appropriate methodologies; however, considerable judgment is required in interpreting information necessary to develop these estimates. Accordingly, the Company's estimates of fair values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

     The fair values of cash and cash equivalents, current non-related party receivables, accounts payable and accrued expenses approximate their carrying amounts because of the short maturities of these instruments.

     The fair values of notes and advances receivable from non-related parties approximates their carrying values because of the short maturities of these instruments. The fair values of notes and advances receivable from related parties are not practicable to estimate, based upon the related party nature of the underlying transactions.

     The fair values of notes and loans payable to non-related parties approximates their carrying values because of the short maturities of these instruments. The fair value of long-term debt payable to banks approximate fair value based on market rates currently available to the Company. The fair values of notes payable to related parties are not practicable to estimate, based upon the related party nature of the underlying transactions.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     PROPERTY, EQUIPMENT AND LEASEHOLDS:

     Property, equipment and leaseholds are stated at cost, and depreciation is provided by use of accelerated and straight-line methods over the estimated useful lives of the assets. The cost of leasehold improvements is depreciated over the estimated useful lives of the assets or the length of the respective leases, whichever period is shorter. The estimated useful lives of property, equipment and leaseholds are as follows:

              Office equipment, furniture and vehicles         3 to 7 years
              Computer hardware and software                   3 to 5 years
              Leasehold improvements                           7 years

     GOODWILL, INTANGIBLE ASSETS AND AMORTIZATION:

     Goodwill and intangible assets were recorded in connection with the Company's December 2001 acquisition of Chex (Note 3). Goodwill represents the excess of the purchase price over the estimated fair values of the net tangible and identifiable intangible assets acquired. As discussed below, goodwill and intangible assets with indefinite lives are not amortized pursuant to recently issued accounting standards. Identifiable intangible assets with finite lives are being amortized on a straight-line basis over three to seven years (Note 8).

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS
       No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Effective January 1, 2002, SFAS No. 142 no longer allows the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually, or whenever there is an indication of impairment. Intangible assets with finite lives continue to be amortized over their estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, discussed below.

     SFAS No. 142 requires companies to allocate goodwill to identifiable reporting units, which are then tested for impairment using a two-step process. The first step requires comparing the fair value of each reporting unit with its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not necessary. If the fair value of the reporting unit does not exceed the carrying amount, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. This step requires the allocation of the fair value of the reporting unit to the reporting unit's assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over its re-evaluated net assets would be the new basis for the reporting unit's goodwill, and any necessary goodwill write down to this new value would be recognized as an impairment expense.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     GOODWILL, INTANGIBLE ASSETS AND AMORTIZATION (CONTINUED):

     The Company adopted SFAS No. 142 on January 1, 2002, and completed the first step of the transitional goodwill impairment test as required. The Company allocated all goodwill to Chex. The fair value of the reporting unit exceeded the carrying value of the reporting unit and accordingly, as of that date, there was no goodwill impairment. The Company also performed a goodwill impairment test in the fourth quarter of 2002 and determined that there was no goodwill impairment as of that test date. A goodwill impairment test will be performed annually in the fourth quarter or upon significant changes in the Company's business environment.

     IMPAIRMENT OF LONG-LIVED ASSETS:

     In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT
       OR DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, it retains many of the fundamental provisions of that statement. The Company adopted SFAS No. 144 on January 1, 2002 with no material impact to its financial statements.

     ADVERTISING:

     Advertising costs, which are primarily incurred by Chex, are expensed as incurred. Advertising costs were approximately $296,000 in 2002, and were not material in 2001 or 2000.

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

     ESTIMATES:

     Preparation of the consolidated/combined financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

     Income and loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. The historical income per share of Key and Nova prior to the merger have been presented to reflect the new capital structure. Stock options, warrants, common stock to be issued, and common stock underlying convertible preferred stock are not considered in the calculations for the years ended December 31, 2002 and 2001, as the impact of the potential common shares, which total 15,668,290 and 12,184,343, respectively, would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share. Key and Nova did not have any equity instruments outstanding for the year ended December 31, 2000, therefore diluted income per share is equivalent to basic income per share.

     COMPREHENSIVE INCOME:

     SFAS No. 130, REPORTING COMPREHENSIVE INCOME, establishes requirements for disclosure of comprehensive income. During the years presented, the Company did not have any components of comprehensive income to report.

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

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     RECENTLY ISSUED ACCOUNTING STANDARDS:

     In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED
       COMPENSATION TRANSITION AND DISCLOSURE. This statement amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and establishes two alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosure about the effects on reported net income and requires disclosure for these effects in interim financial information. The provisions for the alternative transition methods are effective for fiscal years ending after December 15, 2002, and the amended disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company plans to continue accounting for stock-based compensation under APB 25. Therefore, this pronouncement is not expected to impact the Company's financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED
       WITH EXIT OR DISPOSAL ACTIVITIES. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. This statement supersedes Emerging Issues Task Force Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY. The Company adopted SFAS No. 146 in the fourth quarter of 2002, and applied its provisions in connection with certain exit activities related to Key (Note 12). The adoption of this pronouncement had no material impact on the Company's financial position or results of operations.

     RECLASSIFICATIONS:

     Certain amounts reported in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 presentation.

     3. ACQUISITION OF CHEX:

     In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No.
       141 requires that the purchase method of accounting be used for all business combinations for which the date of acquisition is after June 30, 2001. The Company applied the provisions of SFAS No. 141 in connection with its December 1, 2001 acquisition of Chex.

     Effective December 1, 2001, the Company acquired all of the outstanding common stock of Chex in exchange for 1,992,001 shares of the Company's common stock valued at $10,119,000 ($5.08 per share), in a transaction accounted for as a purchase. The purchase method of accounting conforms to the accounting policies followed by the consolidated entities. An allocation of the purchase price was made to major categories of assets and liabilities, of which $5,636,000 was allocated to goodwill and $5,000,000 was allocated to identifiable intangible assets (Note 8). In conjunction with the acquisition, the Company entered into an employment incentive agreement with the president of Chex in which the Company granted the president of Chex a warrant to purchase up to 730,000 shares of the Company's common stock (Note 13).

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

4.   CREDIT CARD RECEIVABLES:

     The composition of credit card receivables at December 31, 2002 and 2001, is as follows:

                                              2002            2001
                                         ------------    ------------
     Credit card receivables             $  1,328,858    $ 57,289,378
     Refundable reservation fees           (1,169,396)    (55,587,827)
                                         -------------   -------------
                                              159,462       1,701,551
     Less allowance for losses                  3,465         208,070
                                         ------------    ------------
                                         $    155,997    $  1,493,481
                                         ============    ============

     Changes in the allowance for losses for the years ended December 31, 2002, 2001, and 2000, are as follows:

                                       2002            2001           2000
                                  ------------    ------------    -----------
     Balances, beginning of year  $    208,070    $    254,086    $   529,498
     Provision for recoveries          121,307         416,080         56,520
     Amounts charged-off              (325,912)       (462,096)      (331,932)
                                  ------------    ------------    -----------

Balances, end of year             $      3,465    $    208,070    $   254,086
                                  ============    ============    ===========

5.   OTHER RECEIVABLES:

     The composition of other receivables at December 31, 2002 and 2001, is as follows:

                                               2002            2001
                                          ------------    ------------
     Due from Net First                                   $  5,490,915
     Due from Key Bank & Trust            $     15,803         233,907
     Due from Merrick Bank                     417,490         689,946
     Other                                                      20,292
                                          ------------    ------------
                                          $    433,293    $  6,435,060
                                          ============    ============

     The amounts due from Key Bank & Trust are held in trust accounts at December 31, 2002 and 2001.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

6.   NOTES RECEIVABLE:

     RELATED PARTIES:

     Notes receivable, related parties at December 31, 2002 and 2001, consist of the following:

                                                           2002         2001
                                                       -----------  -----------
     Notes receivable from a shareholder/deceased
       Chex officer's estate; interest at 6%;
       principal and unpaid interest due in November
       2004; collateralized by unregistered shares of
       the Company's common stock; a valuation
       allowance of $1,211,100 has been recorded
       against this receivable at December 31, 2002
       ($1,150,000 at December 31, 2001)               $ 1,484,691  $ 1,469,691

     Notes receivable from an officer of Chex;
       interest at rates ranging from 5.75% to 6%;
       due on demand; collateralized by unregistered
       shares of the Company's common stock; the
       Company also has a $150,000 note payable to
       this officer (Note 9) [A]                           585,936      735,936

     Note receivable from an individual; interest at
       12%; unsecured; note matured in December 2002
       and has been extended on a month to month
       basis [A]                                           288,000      500,000

     Notes receivable from Equitex 2000; interest at
       10%; unsecured, and due on demand [A]               522,724       47,300

     Notes receivable from various Chex employees and
       a shareholder; non-interest bearing,
       unsecured, and due on demand [A]                     55,101      106,908
                                                       -----------  -----------

                                                         2,936,452    2,859,835
     Less current maturities                              (245,322)    (563,460)
                                                       -----------  -----------
     Notes receivable - related parties, net of
       current portion                                   2,691,130    2,296,375
     Less allowance for uncollectible notes receivable  (1,211,100)  (1,150,000)
                                                       -----------  -----------

     Notes receivable - related parties, long-term     $ 1,480,030  $ 1,146,375
                                                       ===========  ===========

 [A] Demand notes receivable aggregating to $1,206,439 at December 31, 2002, have been classified as long-term assets, as it is management's intention not to demand payment in 2003.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

6.   NOTES RECEIVABLE (CONTINUED):

     OTHER:

     As of December 31, 2002, the Company has a $500,000 note receivable from Paymaster Jamaica. This note bears interest at 10% and matures in July 2008. Under the terms of the note, the first interest payment is due August 15, 2003, with quarterly payments of interest and principal due thereafter. The note is collateralized by a pledge of Paymaster Jamaica common shares by the president of Paymaster Jamaica.

7.   PROPERTY, EQUIPMENT AND LEASEHOLDS:

     The major classes of property, equipment and leaseholds, and total accumulated depreciation at December 31, 2002 and 2001, are as follows:

                                                        2002           2001
                                                    -----------    -----------
     Office equipment, furniture and vehicles       $ 1,504,491    $ 1,404,445
     Leasehold improvements                              52,765        125,854
     Computer software                                  144,822         16,433
                                                    -----------    -----------
                                                      1,702,078      1,546,732
     Less accumulated depreciation                     (499,193)      (366,474)
                                                    -----------    -----------
                                                    $ 1,202,885    $ 1,180,258
                                                    ===========    ===========

     The amounts above include equipment under capital leases with a gross carrying value of approximately $157,000 and accumulated depreciation of approximately $14,000 at December 31, 2002.


8.   GOODWILL, INTANGIBLE AND OTHER ASSETS:

     At December 31, 2002 and 2001, goodwill was $5,636,000, none of which is deductible for tax purposes, based on the structuring of the Chex acquisition or tax purposes. Intangible and other assets are as follows:

                                       December 31, 2002                  December 31, 2001
                              ----------------------------------  ----------------------------------
                                Gross                    Net        Gross                    Net
                               carrying   Accumulated  carrying    carrying  Accumulated   carrying
                                amount   amortization   amount      amount   amortization   amount
                              ----------  ----------  ----------  ----------  ----------  ----------

     Casino contracts         $4,300,000  $  749,440  $3,550,560  $3,500,000  $   41,660  $3,458,340
     Non-compete agreements      350,000      99,300     250,700     500,000       8,330     491,670
     Technology and software                                         500,000      13,885     486,115
     Customer lists              250,000     102,600     147,400     300,000       8,330     291,670
     Trade names                 100,000                 100,000     200,000       2,380     197,620
                              ----------  ----------  ----------  ----------  ----------  ----------
     Total intangible assets   5,000,000     951,340   4,048,660   5,000,000      74,585   4,925,415
     Other assets                 49,733                  49,733      20,248                  20,248
                              ----------  ----------  ----------  ----------  ----------  ----------
                              $5,049,733  $  951,340  $4,098,393  $5,020,248  $   74,585  $4,945,663
                              ==========  ==========  ==========  ==========  ==========  ==========

The carrying amounts of intangible assets at December 31, 2001, represent the Company's preliminary allocation of the Chex purchase price. In the fourth quarter of 2002, based upon the results of an independent valuation, the Company finalized the Chex purchase price allocation and re-allocated the gross carrying amounts among intangible asset classes.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

8.   GOODWILL, INTANGIBLE AND OTHER ASSETS (CONTINUED):

     Casino contracts represent Chex's renewable agreements with Native American owned gaming establishments to operate in those establishments for initial terms of between one and five years. Casino contracts have historically been renewed by gaming establishments and are amortized using the straight-line method over seven years. The non-compete agreements with members of Chex management are amortized using the straight-line method over the five-year terms of the related agreements. Customer lists relate to core customers that rely on the use of Chex's facilities and are amortized using the straight-line method over three years. Trade names consist of the Chex Services and Fast Funds names, which are believed to be readily identified and known in the marketplace by Chex customers. Trade names are considered to have an indefinite life and are therefore not amortized. Other assets primarily represent long-term deposits.

     Aggregate amortization expense for the years ended December 31, 2002 and 2001, was $876,755 and $74,585, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

                         Year                  Amount
                         ----               -----------
                         2003               $   741,000
                         2004                   735,000
                         2005                   664,000
                         2006                   659,000
                         2007                   600,000

9.   NOTES PAYABLE AND LONG-TERM DEBT:

     NOTES PAYABLE, RELATED PARTIES:

     Notes payable and long-term debt at December 31, 2002 and 2001, consist of the following:

                                                           2002         2001
                                                       -----------  -----------
     Notes payable to a former officer of the Company
       and Key; interest at 10%; the notes are
       unsecured and due on demand                     $    79,194  $   150,000

     Note payable to the Company's president;
       interest at 10%;                                     25,000       33,925

     Note payable to an officer of the Company and
       Chex; interest at 8%; the note is unsecured
       and due on demand                                   150,000

     Convertible promissory notes, related parties
       through November 2002 (see below);
       the notes were due in February 2003, currently
       in default [A]                                                   232,200

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000


9.   NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED):

     NOTES PAYABLE, RELATED PARTIES (CONTINUED):

                                                           2002         2001
                                                       -----------  -----------
     Notes payable to affiliate through common
       ownership and control by the Company's
       president; interest at 10%; the notes were
       paid in 2002                                                      27,700
                                                       -----------  -----------
                                                           254,194      443,825
     Less current maturities                              (254,194)    (211,625)
                                                       -----------  -----------
                                                       $         -  $   232,200
                                                       ===========  ===========

     [A] In November 2001, the Company issued $285,000 of 9% convertible promissory notes along with warrants to purchase 57,000 shares of the Company's common stock to related parties for $285,000. Interest is payable in quarterly installments beginning February 28, 2002. Principal and all remaining interest was due in February 2003. The portion of the proceeds applicable to the warrants was determined to be approximately $57,000 utilizing the Black-Scholes pricing model, and therefore $57,000 of the total proceeds was allocated to the warrants, resulting in an imputed dividend rate of 12.5%. The value assigned to the warrants was amortized to interest expense using the effective interest method over the term of the promissory notes. Through December 31, 2002 and 2001, the Company recognized $57,000 and $4,200 of interest expense relating to the warrants, respectively. The warrants expire in November 2004 (Note 13).

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

     LONG-TERM DEBT:

                                                           2002         2001
                                                       -----------  -----------
     Note payable to a bank; at prime plus .25%
       (4.50% and 5% at December 31, 2002 and 2001);
       interest payable monthly and principal payable
       quarterly; the note matures in June 2004; the
       note is collateralized by substantially all
       assets of Chex and is guaranteed by an officer
       of Chex; subject to various restrictive
       covenants                                       $   350,000  $   450,000

     Note payable to a bank; interest at 7.5%;
       interest and principal payable monthly; the
       note was paid in October 2002                                     77,754

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

9.   NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED):

     LONG-TERM DEBT (CONTINUED):

                                                           2002         2001
                                                       -----------  -----------
     Obligations under capital leases, imputed
       interest rates ranging from 6.5% to 7%; due at
       various dates through October 2005;
       collateralized by equipment                         142,356
                                                       -----------  -----------
                                                           492,356      527,754
     Less current maturities                              (251,727)    (527,754)
                                                       -----------  -----------
                                                       $   240,629  $         -
                                                       ===========  ===========

     Aggregate annual maturities of long-term debt are as follows:

          Years ending
          December 31,
          ------------
              2003                                     $   251,727
              2004                                         201,727
              2005                                          38,902
                                                       -----------

                                                       $   492,356
                                                       ===========

     LINE OF CREDIT, NOTES AND LOANS PAYABLE:

                                                           2002         2001
                                                       -----------  -----------
     Chex line of credit, maximum availability of $1
       million through November 2003; subject to
       various restrictive covenants, interest is
       payable monthly at prime rate plus .5% (4.75%
       and 5.25% at December 31, 2002), borrowings
       are collateralized by substantially all assets
       of Chex and are guaranteed by a shareholder of
       the Company                                     $ 1,000,000  $ 1,002,000

     Notes payable to individuals; interest
       rates ranging from 10% to 12%; interest and
       principal payable quarterly; the notes are
       unsecured and mature on various dates through
       December 2003; the notes are subject to
       repayment with ninety days notice at the
       option of the holder                             11,658,776   11,385,926

     Notes payable, other; interest at 9%; the notes
       are unsecured and due on demand                     550,000    1,200,000

     Convertible promissory notes; the notes were
       due in November 2002, currently in default          285,000
                                                       -----------  -----------
                                                       $13,493,776  $13,587,926
                                                       ===========  ===========

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000


9.   NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED):

     LINE OF CREDIT, NOTES AND LOANS PAYABLE (CONTINUED):

     In January 2002, the Company issued $100,000 of 9% convertible promissory notes along with warrants to purchase 20,000 shares of the Company's common stock, to unrelated parties for $100,000. The portion of the proceeds applicable to the warrants was determined to be approximately $15,000 utilizing the Black-Scholes pricing model, and therefore $15,000 of the total proceeds was allocated to the warrants, resulting in an imputed dividend rate of 10.6%. The value assigned to the warrants was amortized to interest expense in 2002. The warrants expire in January 2005 (Note 13). The promissory notes were converted into common stock of the Company in May 2002 at 80% of the average of the closing bid price of the Company's common stock as defined in the promissory note agreement (Note 13). The intrinsic value of the beneficial conversion feature was determined to be approximately $40,000 and was charged to interest expense in January 2002.

     The weighted-average interest rates on short-term borrowings was 11.4%, 11.2% and 10% in 2002, 2001 and 2000, respectively.

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

     Income tax expense (benefit) for the years ended December 31, 2002 and 2001 is as follows:

                                                 2002              2001
                                            ------------      ------------
     Current:
       Federal                                                $   (100,500)
       State                                $     55,000           (17,000)
                                            ------------      ------------
                                                  55,000          (117,500)
      Deferred                                                      60,000
                                            ------------      ------------
                                            $     55,000      $    (57,500)
                                            ============      ============

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

10.  INCOME TAXES (CONTINUED):

     The reconciliation between the expected tax benefit computed at the federal statutory income tax rate of 34% and the effective tax rate for the years ended December 31, 2002 and 2001, is as follows:

                                                           2002         2001
                                                       -----------  -----------
     Statutory federal income tax rate                       (34)%        (34)%
     Federal and state taxes not incurred by
        Key and Nova as S Corporations from January 1,
        through August 5, 2001                                            (49)%
     State taxes, net of federal income tax benefit           (4)%         (4)%
     Effect of change in valuation allowance                   39%          82%
                                                       -----------  -----------

                                                                1%         (5)%
                                                       ===========  ===========

     The following is a summary of the Company's deferred tax assets and liabilities:

                                                           2002         2001
                                                       -----------  -----------
     Deferred tax assets:
        Allowance for loan losses$                         594,000  $   513,000
        Intangible and other assets                         14,000       12,000
        Accruals                                           170,000
        Net operating loss carryforwards                 3,099,000    2,850,000
                                                       -----------  -----------
     Total deferred tax assets                           3,877,000    3,375,000
        Valuation allowance                             (2,437,000)  (1,405,000)
                                                       -----------  -----------
                                                         1,440,000    1,970,000
     Deferred tax liabilities, credit card receivables     (60,000)    (590,000)
                                                       -----------  -----------

     Net deferred tax asset                            $ 1,380,000  $ 1,380,000
                                                       ===========  ===========

     Net operating loss carryforwards of approximately $9,100,000 are available to offset future taxable income, if any, and expire between 2015 and 2022. The net operating loss carryforwards may be subject to certain limitations due to business acquisitions and other transactions.

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

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

11.  RELATED PARTY TRANSACTIONS:

     Key and Nova had an agreement with Paragon Water Member Services
       ("Paragon"), a company that was affiliated with Key and Nova through common ownership prior to the acquisition of Key and Nova on August 6, 2001, whereby Paragon provided credit card marketing services for Key and Nova. Paragon earned commissions for card applications that were not subsequently refunded. Key and Nova incurred $3,010,055 and $897,521 of commissions under the Paragon agreement during the years ended December 31, 2001 and 2000, respectively.

     Effective March 20, 2001, Key entered into an agreement with Paragon to manage Paragon's telemarketing operations. Under the agreement, Key assumed certain operating expenses and was entitled to a management fee based on 75% of net operating profits of Paragon's telemarketing operations, if any. The Company was responsible for any operating losses, with the right of offset against future operating profits, if any. The Company recognized approximately $101,000 of operating income and $420,000 of operating losses under this agreement for the years ended December 31, 2002 and 2001, respectively. The Company terminated this agreement with Paragon on March 1, 2002.

12.  COMMITMENTS, CONTINGENCIES AND CREDIT RISK:

     Litigation:

     In May 2002, Key filed a claim with the FDIC for all funds due from Net
       First to Key under the Credit Card Program Agreement through the date federal banking regulators closed Net First. The total amount of the claim was $4,311,027. In October 2002, the FDIC notified Key that it had determined to disallow all but $111,734 of the total claim. The notification states that as the FDIC liquidates the assets of the receivership, Key may periodically receive payments on the allowed portion of this claim through dividends. The Company and its legal counsel do not agree with this disallowance. In November 2002, the Company filed a lawsuit in the United States District Court for the Southern District of Florida seeking to recover the full amount of its claim. The FDIC has answered the complaint, asserting a counterclaim for $1,000,000 which the FDIC asserts is for refunds to be made to customers who did not receive credit cards as a result of the FDIC's actions.

     While the Company believes that it will ultimately be successful in collecting on its claim, there is no assurance that collection will eventually occur. Accordingly, the Company has reserved 100% of the net remaining balance due of $2,151,207 from the FDIC, as receiver for Net First, in addition to amounts previously reserved.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

12.  COMMITMENTS, CONTINGENCIES AND CREDIT RISK (CONTINUED):

     LITIGATION (CONTINUED):

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

     CONTINGENCIES:

     A credit limit has been established for each credit card holder account acquired by Key and Nova. By agreement, the credit limit can be terminated at any time for any reason. Because the initial reservation fee charged to all account holders is fully refundable, the total of accounts with credit limits in excess of cardholder balances is reflected as a liability in the amount of $ 403,405 and $5,056,668 as of December 31, 2002 and December 31, 2001, respectively.

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

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

12.      COMMITMENTS, CONTINGENCIES AND CREDIT RISK (CONTINUED):

     LEASE COMMITMENTS:

     The Company rents space under various non-cancelable operating leases that provide for monthly lease payments through April 2006. Pursuant to certain leases, the Company is required to pay its pro-rata share of taxes and operating expenses. Certain leases also contain various renewal options. Future minimum rental payments due under these non-cancelable leases as of December 31, 2002, are as follows:

                     Years ending
                     December 31,                         Amount
                  ------------------                ------------------
                         2003                       $           70,791
                         2004                                   71,315
                         2005                                   72,102
                         2006                                   18,091
                                                    ------------------
                                                    $          232,299
                                                    ==================

     In addition, the Company leases office space in Colorado on a month to month basis for $2,500 per month from a corporation in which the Company's president is the sole shareholder.

     In December 31, 2002, the Company total rent expense under operating leases was approximately $693,000, $389,000 and $299,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

     In February 2003, the Company entered into an agreement to terminate the operating lease agreement for Key for the unexpired portion of the term of the lease. In consideration for this settlement, the Company agreed to pay a lease termination fee of $150,000 in 2003. The amount has been accrued and is included in operations for the year ended December 31, 2002.

     CONSULTING AGREEMENTS:

     In September 2000, the Company entered into an athlete endorsement, license and consulting agreement (the "Agreement") with a professional athlete (the "Athlete"). The Athlete was unable to perform the endorsement services pursuant to the original term of the Agreement, which expired in September 2001. The parties verbally agreed to extend the contract through September 2002. The Company asserts that in November 2001, the Athlete violated the "Reputational Standards" clause of the Agreement. Accordingly, the Company terminated the Agreement, and all compensation called for by the Agreement is being withheld. As a result, the Company has eliminated the common stock and warrants that were to be issued under the Agreement and reduced stock-based compensation by $62,500 in the 2002.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

12.  COMMITMENTS, CONTINGENCIES AND CREDIT RISK (CONTINUED):

     CONSULTING AGREEMENTS (CONTINUED):

     In April 2002, the Company entered into a consulting agreement with an individual to assist the Company in obtaining a state or national bank charter. Pursuant to the agreement, the Company issued the consultant warrants to purchase 100,000 shares of common stock at $0.75 per share (the market value of the Company's common stock was $0.99 per share at the date of the agreement). The warrants were valued at approximately $62,000 based upon the Black-Scholes option pricing model at the date of commitment. The Company has recognized $62,000 of expense through December 31, 2002, as the performance criteria under the agreement have been fully satisfied.

     In January 2002, the Company entered into a consulting agreement for financial services in exchange for 15,000 shares of common stock and warrants to purchase an additional 15,000 shares of common stock at an exercise price equal to 120% of the closing bid price of the Company's common stock at the date of the agreement (Note 13). At the date of commitment, total compensation expense was estimated to be approximately $72,000, which was recognized as operating expense during the year ended December 31, 2002, as the performance criteria have been fully satisfied.

     In September 2001, the Company entered into a consulting agreement for investor communications and public relations in exchange for 350,000 shares of common stock and warrants to purchase an additional 350,000 shares of common stock at exercise prices ranging from $4 to $10 per share. At the date of the commitment, total compensation cost was estimated to be approximately $1,733,000, which was recognized and which is included in the Company's operations for the year ended December 31, 2001 as the performance criteria have been fully satisfied. The Company issued the common stock and the warrants underlying this agreement in November 2001 (Note 13).

     In April 2001, the Company entered into a consulting agreement for investor relations and development services, in which, upon the satisfaction of various performance criteria, the Company was to issue 150,000 shares of common stock. At the date of commitment, total compensation cost was estimated to be approximately $778,000, which was to be recognized as the performance criteria were satisfied. In October 2001, the Company exercised its right to cancel this contract and agreed to issue only 70,000 shares of common stock upon cancellation of the contract. Therefore, compensation cost was recalculated to be approximately $363,000 at the date of the original commitment. The Company recognized $250,666 of expense prior to the August 6, 2001 merger, and $112,334 of expense subsequent to the August 6, 2001 merger, which is included in the Company's operations for the year ended December 31, 2001. The Company issued the common stock underlying this agreement in December 2001 (Note
       13).

     CHEX SALARY CONTINUATION PLAN:

     Chex has a salary continuation plan for two of its employees. Pursuant to the plan, these two individuals are guaranteed two years of salary, which totals approximately $236,000 at December 31, 2002, in the event that their employment is terminated.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

12.  COMMITMENTS, CONTINGENCIES AND CREDIT RISK (CONTINUED):

     CHEX EMPLOYMENT AGREEMENTS:

     Chex is obligated under an employment contract to pay a deceased officer's beneficiary a $72,000 death benefit, payable in twenty-four monthly installments of $3,000 beginning in December 2001. As of December 31, 2002, a liability of $33,000 has been accrued.

     Chex has entered into three-year employment agreements with eight of its employees, which expire at various dates between July 2003 and April 2004. Pursuant to each agreement, if terminated for other than an egregious act, the employees are to continue to receive annual compensation, including a guaranteed minimum bonus under one of the contracts, aggregating to approximately $1,343,000 at December 31, 2002. The amounts are to be paid in monthly installments over the duration of the original contract terms.

     In 2002, Chex terminated one of its employees under an employment agreement. In July 2002, the Company and the former employee entered into a settlement agreement and mutual release, in which the Company paid the former employee $65,000, which was charged to operating expense in 2002.

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

     As of December 31, 2002 and 2001, the Company has recorded $189,717 and
       $342,012, respectively, of prepaid amounts on casino contracts and has recorded $622,361 and $517,805, respectively, of accrued liabilities on casino contracts.

     Pursuant to the contracts, the Native American owned casinos have not waived their sovereign immunity.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

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

       In July 2001, the remaining 460,000 shares of Series F Preferred Stock were converted into 525,716 shares of common stock at a conversion price of $7.00 per share. The Company also issued 112,500 shares of common stock to third-party consultants upon the exercise of warrants at $4.00 per share. In addition, 471,800 shares of common stock were issued upon the conversion of newly issued series H preferred stock, discussed below.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

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

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

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

     The holder of each share of Series I Preferred Stock is entitled to cumulative dividends at 6% per annum plus a 4% dividend default rate, payable quarterly commencing September 30, 2001. Dividends are payable in cash, or at the Company's option, in shares of the Company's common stock. Cumulative unpaid dividends are approximately $230,000 (approximately $136 per share) at December 31, 2002. The Series I Preferred Stock contains a liquidation preference equal to the sum of the stated value of each share plus an amount equal to 125% of the stated value plus the aggregate of all cumulative unpaid dividends on each share of Series I Preferred Stock until the most recent dividend payment date or date of liquidation, dissolution or winding up of the Company. All outstanding shares of the Series I Preferred Stock automatically convert into common stock on July 20, 2004. The Series I Preferred Stock is redeemable at the Company's option at any time through July 20, 2004 at a redemption price equal to $1,250 per share plus any cumulative unpaid dividends.

     The Series I Preferred Stock is subject to a registration rights agreement, which provides that the Company will use its best efforts to register the common stock underlying the Series I Preferred Stock and the common stock underlying the warrants within a specified time period. Because a registration statement had not been declared effective by the stipulated date, the Company incurred approximately $263,600 in penalties for the year ended December 31, 2002, which is payable in cash, and is included in the Company's operations for the year ended December 31, 2002. On May 3, 2002, the Company filed a Form S-3/A with the SEC to register the shares underlying the Series I Preferred Stock. The registration statement was declared effective by the SEC on May 30, 2002, and accordingly, the Company has not incurred additional penalties since that date.

     In August, October and November 2001, 1,010 shares of Series I Preferred
       Stock, plus cumulative unpaid dividends of $3,020, were converted into 359,958 shares of common stock, at an average conversion price of $2.81 per share.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

13.  STOCKHOLDERS' EQUITY (CONTINUED):

     ISSUANCE OF SERIES H AND SERIES I PREFERRED STOCK IN CONNECTION WITH MERGER (CONTINUED):

     SERIES I CONVERTIBLE PREFERRED STOCK (CONTINUED):

     In November 2001, the Company redeemed 330 shares of Series I Preferred
       Stock, plus cumulative unpaid dividends of $6,305, for $418,805. The redemption price was less than the amount originally allocated to the beneficial conversion feature, and as a result, loss applicable to common stockholders was reduced by $92,000 for the year ended December 31, 2001.

     During the year ended December 31, 2002, the Company redeemed 710 shares of Series I Preferred Stock, plus cumulative unpaid dividends of $30,343, for $846,343. The redemption price was less than the amount originally allocated to the beneficial conversion feature, and as a result, loss applicable to common stockholders was reduced by $266,000 for the year ended December 31, 2002.

     During the year ended December 31, 2002, 260 shares of Series I Preferred
       Stock, plus cumulative unpaid dividends of $13,080, were converted into 616,035 shares of common stock, at conversion prices of $0.28 to $2.33 per share.

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

     The holder of each share of Series D Preferred Stock is entitled to a 6% cumulative annual dividend, payable quarterly. Dividends are payable in cash or, at the Company's option, in shares of the Company's common stock. Cumulative unpaid dividends are approximately $49,000 (approximately $85 per share) at December 31, 2002. The Series D Preferred Stock contains a liquidation preference equal to the sum of the stated value of each share plus an amount equal to 130% of the stated value plus the aggregate of all cumulative unpaid dividends on each share of Series D Preferred Stock until the most recent dividend payment date or date of liquidation, dissolution or winding up of the Company.

     During the year ended December 31, 2002, 150 shares of Series D Preferred
       Stock plus cumulative unpaid dividends of $38,041 were converted into 782,328 shares of common stock, at conversion prices of $0.21 to $0.28 per share.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

13.  STOCKHOLDERS' EQUITY (CONTINUED):

     SERIES D AND SERIES G PREFERRED STOCK (CONTINUED):

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

     The holder of each share of the Series G Preferred Stock is entitled to cumulative dividends at 6% per annum plus a 4% dividend default rate, payable quarterly commencing September 30, 2000. Dividends are payable in cash or, at the Company's option, in shares of the Company's common stock. Cumulative unpaid dividends are approximately $53,000 (approximately $143 per share) at December 31, 2002. The Series G Preferred Stock contains a liquidation preference equal to the sum of the stated value of each share plus an amount equal to 130% of the stated par value plus the aggregate of all cumulative unpaid dividends on each share of Series G Preferred Stock until the most recent dividend payment date or date of liquidation, dissolution or winding up of the Company. All outstanding shares of Series G Preferred Stock automatically convert into common stock on August 31, 2003. The Series G Preferred Stock is redeemable at the Company's option at any time through August 31, 2003, at a redemption price equal to $1,350 per share plus any cumulative unpaid dividends.

     In November 2001, 400 shares of Series G Preferred Stock, plus cumulative unpaid dividends of $28,767, were converted into 165,090 shares of common stock at an average conversion price of $2.60 per share.

     During the year ended December 31, 2002, 530 shares of Series G Preferred
       Stock, plus cumulative unpaid dividends of $54,595, were converted into 1,224,221 shares of common stock at an average conversion price of $0.28 to $2.33 per share.

     SERIES J REDEEMABLE CONVERTIBLE PREFERRED STOCK:

     During the fourth quarter of 2002, the Company issued 1,380 shares of 6%, Series J Preferred Stock, (the "Series J Preferred Stock") along with warrants to purchase 138,000 shares of common stock, of which 650 shares were sold to Chex and are being presented as preferred treasury stock (total proceeds of $730,000 less issue costs of $151,680). The warrants were valued at $20,000 utilizing the Black-Scholes option pricing model, and therefore $20,000 of the total proceeds was allocated to the warrants resulting in an imputed dividend rate of 6.3%. The warrants are being accreted to net loss applicable to common shareholders over the expected life of the warrants, which is two years. In connection with this placement, the Company issued to the underwriter, warrants to purchase 345,000 shares of common stock.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

13.  STOCKHOLDERS' EQUITY (CONTINUED):

     SERIES J REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED):

     The Series J Preferred Stock is convertible, together with any cumulative unpaid dividends, at any time into shares of the Company's common stock at a conversion price per share equal to 65% of the average closing bid price of the Company's common stock as specified in the agreement, but in no event shall the conversion price be less than $0.40 per share.

     The holder of each share of the Series J Preferred Stock is entitled to cumulative dividends at 6% per annum plus a 4% dividend default rate, payable quarterly. Dividends are payable in cash or, at the Company's option, in shares of the Company's common stock. Cumulative unpaid dividends are approximately $12,000 (approximately $16 per share) at December 31, 2002. The Series J Preferred Stock contains a liquidation preference equal to an amount equal to 105% of the stated par value plus the aggregate of all cumulative unpaid dividends on each share of Series J Preferred Stock until the most recent dividend payment date or date or liquidation, dissolution or winding up of the Company. All outstanding shares of Series J Preferred Stock automatically convert into common stock on the third anniversary of the issuance. The Series J Preferred Stock is redeemable at the Company's option at any time through the third anniversary, at a redemption price equal to $1,250 per share plus any cumulative unpaid dividends.

     In January 2003, all of the outstanding shares of Series J Preferred Stock and unpaid dividends of $18,542 were converted into 3,496,354 shares of common stock at $0.40 per share.

     ISSUANCE OF COMMON STOCK SUBSEQUENT TO AUGUST 6, 2001:

     In September 2001, the Company agreed to issue 35,000 shares of its common stock valued at $140,000 in exchange for acquisition costs incurred by third parties in connection with the Company's acquisition of Chex, and in October and November 2001, the Company issued 69,852 shares of common stock upon the conversion of 69,852 warrants to purchase common stock for $244,332, at an average exercise price of $3.47 per share.

     In November and December 2001, the Company issued 455,000 shares of common stock to consultants for services rendered under deferred compensation agreements. These shares were valued at $1,903,300, the market value of the common stock at the dates of commitment.

     During the year ended December 31, 2002, the Company sold 1,212,386 shares of common stock for $706,196 under various private placement agreements. Under the terms of the agreements, 78,636 shares were sold at $2.75 per share, representing a 25% discount from the market price at that time. The remainder of the shares were sold at the then current market prices which were between $0.50 and $1.20 per share.

     During the year ended December 31, 2002, the Company issued 604,856 shares of common stock upon the conversion of 304,856 warrants to purchase common stock for $256,562 at an average conversion price of $0.67 per share.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

13.  STOCKHOLDERS' EQUITY (CONTINUED):

     ISSUANCE OF COMMON STOCK SUBSEQUENT TO AUGUST 6, 2001 (CONTINUED):

     In March 2002, the Company issued 15,000 shares of common stock to a consultant for services rendered under a deferred compensation agreement. These shares were valued at $57,000, the market value of the common stock at the date of commitment.

     In May 2002, convertible promissory notes and accounts payable of $100,000 and $5,000, respectively, plus accrued interest of $2,911 were converted into 119,662 and 4,167 shares of common stock, respectively.

     In November 2002, the Company received notice from Nasdaq notifying the Company that the issuance of 300,000 warrants to purchase common stock at $.50 per share in March 2002 to a director of the company violated Nasdaq Marketplace Rule 4310(i)(1)(A) (the "Rule"). This director exercised the warrants in March and April 2002 for $150,000. The Company provided Nasdaq with requested material regarding the warrants and the circumstances upon which they were issued, as well as a plan to achieve and sustain compliance. The plan included the rescission of the warrants and the Company's acquisition of the common stock that was issued in connection with the exercise of the warrants. Accordingly, the director returned 300,000 shares of common stock to the Company, and the Company agreed to reimburse the director $150,000 for the exercise price. Additionally, the Company informed Nasdaq that it implemented polices and procedures regarding future issuances of equity-based compensation to address compliance with marketplace rules. Nasdaq accepted the plan to achieve and sustain compliance with respect to this issue.

     In December 2002, the Company issued 416,341 shares of common stock to a consultant for services valued at $170,700 ($0.41 per share), the market value of the common stock at the date of issuance. In addition, the Company issued 148,792 shares in exchange for accrued liabilities of $61,005, and 307,835 shares for services valued at $126,213. The shares were valued at $0.41 per share, the market price of the common stock at the date of issuance.

     TREASURY STOCK TRANSACTIONS:

     COMMON STOCK:

     In April 2002, Chex purchased 105,645 shares of the Company's common stock from a related party under a Stock Purchase Agreement for $80,000 ($0.76 per share). The cost of the shares received has been classified as treasury stock.

     In August 2002, Chex acquired 130,862 shares of the Company's common stock valued at $62,814 ($0.48 per share, the market price of the Company's common stock on the purchase date). The cost of the shares received has been classified as treasury stock.

     PREFERRED STOCK:

     In October and December 2002, Chex purchased 650 shares of the Company's
       Series J Preferred Stock for $650,000. This transaction has been presented as preferred treasury stock.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

13.  STOCKHOLDERS' EQUITY (CONTINUED):

     STOCK OPTIONS AND WARRANTS:

     STOCK OPTIONS:

     In 1993, the Company adopted two stock option plans: the 1993 Stock Option
       Plan and the 1993 Stock Option Plan for Non-Employee Directors. In January 1999, the Company's Board of Directors adopted an incentive stock option plan (the "1999 Option Plan") covering up to 1,000,000 shares of the Company's common stock, which were all issued in 1999.

     In April 2000, the Company's Board of Directors amended the 1999 Option
       Plan to cover up to 1,700,000 shares of the Company's common stock. During 2000, the Company granted incentive stock options under the 1999 Option Plan to purchase 511,000 shares and 21,000 shares to the Company's officers and employees, respectively. In addition, non-statutory stock options to purchase 168,000 shares were granted under the 1999 Option Plan to directors. All options were granted at a price of $5.50 per share, which represented the market value of the Company's common stock at the grant date.

     In June 2001, options to purchase 21,000 shares of common stock were voluntarily forfeited in accordance with the 1999 Option Plan when an employee left the Company. In addition, the Company granted incentive stock options under the 1999 Option Plan to purchase 10,000 shares and 11,000 shares, respectfully, to an employee and a director of the Company. These stock options were granted with an exercise price equal to market value at the date of issuance ($6.00 per share) and are exercisable through June 2006.

     No stock options were granted in 2002. In 2001, and 2000, stock options were granted to officers, directors and employees of the Company as follows:

                                                         Number      Option
                 Option type           Grantee         of shares      price
               ---------------        ----------       ---------    ---------

       2001    Incentive              Employee            10,000    $  6.00
               Incentive              Director            11,000    $  6.00
                                                       ---------

                                                          21,000

       2000    Incentive              Officers           476,000    $  5.50
               Incentive              Officers            35,000    $  4.00  (a)
               Incentive              Employees           21,000    $  5.50
               Non-qualified          Directors          168,000    $  5.50
                                                       ---------
                                                         700,000
                                                       =========

     (a) In March 2001, the Company reduced the exercise price of certain existing stock options previously issued to employees to purchase up to 74,300 shares of the Company's common stock. As a result of the reduction in exercise price, these stock options are now accounted for as variable awards from the date of modification through the date the award is exercised, forfeited, or expires unexercised in accordance with FIN No. 44. Through December 31, 2002, recharacterization of the options as variable awards did not materially affect compensation expense.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

13.  STOCKHOLDERS' EQUITY (CONTINUED):

     STOCK OPTIONS AND WARRANTS (CONTINUED):

     STOCK OPTIONS (CONTINUED):


     A summary of the status of stock options outstanding and exercisable and weighted average exercise prices is as follows:

                                 1993 Plans                 1999 Plan              Total
                           ---------------------   ---------------------  ---------------------
                                       Weighted                 Weighted               Weighted
                                        average                  average                average
                                       exercise                 exercise               exercise
                            Shares      price        Shares       price     Shares      price
                           --------   ----------   ----------   --------  ----------   --------

       January 1, 2000       86,400   $     3.19    1,000,000   $   6.75   1,086,400   $   6.46
        Forfeited                 -            -            -          -           -          -
        Granted                   -            -      700,000       5.50     700,000       5.50
        Exercised                 -            -            -          -           -          -
                           --------   ----------   ----------   --------  ----------   --------

       December 31, 2000     86,400         3.19    1,700,000       6.24   1,786,400       6.08
        Forfeited                 -            -      (21,000)      5.50     (21,000)      5.50
        Granted                   -            -       21,000       6.00      21,000       6.00
        Exercised                 -            -            -          -           -          -
                           --------   ----------   ----------   --------  ----------   --------

       December 31, 2001     86,400         3.19    1,700,000       6.14   1,786,400       6.00
        Forfeited                 -            -            -          -           -          -
        Granted                   -            -            -          -           -          -
        Exercised                 -            -            -          -           -          -
                           --------   ----------   ----------   --------  ----------   --------

       December 31, 2002     86,400   $     3.19    1,700,000   $   6.14   1,786,400   $   6.00
                           ========   ==========   ==========   ========  ==========   ========

     Options exercisable at December 31, 2002, expire from January 2004 through
       June 2006. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value on the grant dates consistent with the provisions of SFAS No. 123, the Company's pro forma income (loss) applicable to common stockholders and net income
       (loss) per common share would have been as follows:

                                                          2001          2000
                                                     -------------  -----------

         Net income (loss) applicable to common
            stockholders, as reported                $ (4,196,369)  $ 3,556,720
         Net income (loss) applicable to common
            stockholders, pro forma                  $ (4,238,000)  $ 1,555,000
         Net income (loss) per share, as reported    $       (.32)  $       .40
         Net income (loss) per share, pro forma      $       (.33)  $       .17

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

13.  STOCKHOLDERS' EQUITY (CONTINUED):

     STOCK OPTIONS AND WARRANTS (CONTINUED):

     STOCK OPTIONS (CONTINUED):

     The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were utilized:

                                                      2001          2000
                                                 -------------  ------------

         Expected dividend yield                             0             0
         Expected stock price volatility                   53%           56%
         Risk-free interest rate                          4.2%          5.1%
         Expected life of options                      2 years       3 years

     WARRANTS:

     In December 2002, the Company issued 100,000 warrants to purchase shares of common stock to an outside consultant. The warrants were exercisable immediately at $0.41 per share (the market price of the common stock at the date of issuance). The warrants were valued at $10,900, based upon the Black-Scholes option pricing model. In addition, the Company converted $39,900 of accounts payable due to a consultant into 150,000 warrants to purchase shares of common stock in December 2002.

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

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

13.  STOCKHOLDERS' EQUITY (CONTINUED):

     STOCK OPTIONS AND WARRANTS (CONTINUED):

     WARRANTS (CONTINUED):

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

     The fair value of each warrant and option granted to non-employees during 2002 was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were utilized:

                                               2002         2001         2000
                                             ---------   ---------    --------

         Expected dividend yield                     0           0           0
         Expected stock price volatility           84%         54%         63%
         Risk-free interest rate                  2.0%        3.8%        6.0%
         Expected life of warrants           1.3 years   1.3 years     2 years

14.  OPERATING SEGMENTS:

     Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

14.  OPERATING SEGMENTS (CONTINUED):

     Beginning in December 2001, with the acquisition of Chex, the Company has two reportable segments, for which the accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective business units. As of and for the year ended December 31, 2002, segment results were as follows:

                                                            Cash
                                          Credit card   disbursement   Corporate
                                           services       services     activities       Total
                                         ------------   -----------    -----------   ------------
                                        (Key and Nova)    (Chex)
     Revenues                            $  4,355,850   $19,580,399    $         -   $23,936,249
     Depreciation and amortization            122,248     1,151,553            284     1,274,085
     Stock based compensation                       -             -        419,303       419,303
     Impairment of FDIC receivable          2,151,207             -              -     2,151,207
     Interest expense                          16,879     1,529,438        141,291     1,687,608
     Income tax expense                             -             -         55,000        55,000
     Net income (loss)                    (2,525,864)       757,271     (2,550,407)   (4,319,000)
     Intangible assets                              -     4,048,660              -     4,048,660
     Goodwill                                       -     5,636,000              -     5,636,000
     Total assets                             660,466    24,281,983      2,489,299    27,431,748
     Capital expenditures                       2,939       428,375          2,570       433,884

     As of and for the year ended December 31, 2001, segment results were as follows:

                                                            Cash
                                          Credit card   disbursement   Corporate
                                           services       services     activities       Total
                                         ------------   -----------    -----------   ------------
                                        (Key and Nova)    (Chex)
     Revenues                            $ 15,140,210   $ 1,373,158    $    14,771   $16,528,139
     Depreciation and amortization            115,302        99,932              -       215,234
     Stock based compensation                       -             -      2,132,234     2,132,234
     Interest expense                               -       102,733        137,160       239,893
     Income tax expense (benefit)            (117,500)            -         60,000       (57,500)
     Net income (loss)                      2,011,547      (334,591)    (2,708,325)   (1,031,369)
     Intangible assets                              -     4,925,415              -     4,925,415
     Goodwill                                       -     5,636,000              -     5,636,000
     Total assets                           8,541,368    26,742,249         65,538    35,349,155
     Capital expenditures                     125,422        32,347              -       157,769

     For the year ended December 31, 2000, the Company operated in only the credit card services segment.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

     Selected unaudited quarterly financial data for the years ended 2002 and 2001, is summarized below. Prior to the August 6, 2001 merger, the amounts below were derived from the unaudited combined statements of operations of Key and Nova for the periods indicated.

                                                                          2002 quarters
                                             ---------------------------------------------------------------------
                                                   First          Second               Third            Fourth
                                                  quarter         quarter           quarter (a)         quarter
                                             ---------------  ---------------     --------------   ---------------
     Revenues                                $     7,770,374  $     5,766,861     $    5,637,651   $     4,761,363
     Net loss                                       (758,228)         (32,457)        (2,370,328)       (1,157,987)
     Preferred stock beneficial conversion
      features, deemed dividends and other
      transactions                                   (53,000)         (85,000)           (82,000)           99,420
     Net loss applicable to common
      shareholders                                  (811,228)        (117,457)        (2,452,328)       (1,058,567)
     Basic and diluted loss per common
      share (d)                                       (0.04)           (0.01)              (0.10)           (0.04)

                                                                          2001 quarters
                                             ---------------------------------------------------------------------
                                                   First          Second               Third            Fourth
                                                  quarter         quarter           quarter (b)    quarter  (b) (c)
                                             ---------------  ---------------     --------------   ------------------
     Revenues                                $     3,291,956  $     3,793,443     $    4,112,193   $     5,330,547
     Net income (loss)                               617,930          559,247            270,907        (2,479,453)
     Preferred stock beneficial conversion
      features, deemed dividends and other
      transactions                                         -                -         (2,426,756)         (738,244)
     Net income (loss) applicable to
      common shareholders                            617,930          559,247         (2,255,849)       (3,117,697)
     Basic and diluted income (loss) per
      common share (d)                                  0.07             0.06              (0.15)           (0.30)

     (a) In August 2002, the Company received $240,000 from the settlement of a lawsuit. This amount was reclassified from revenue to other income to conform to the 2002 statement of operations presentation.

     (b) On August 6, 2001, the Company acquired all of the outstanding common stock of Key and Nova. The transaction was recorded as a reverse acquisition. The historical stockholders' equity of Key and Nova prior to the merger was retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any differences in the par value of the Equitex, Key, and Nova common stock, with an offset to additional paid-in capital. The restated retained earnings of the accounting acquirer (Key and Nova) were carried forward after the acquisition.

     (c) Effective December 1, 2001, the Company acquired all the outstanding common stock of Chex. The transaction was accounted for as a purchase. The results of operations for Chex have been included in the consolidated results from the date of acquisition.

     (d)The sum of earnings per share for the four quarters may differ from the annual earnings per share due to the required method of computing weighted average number of shares in the respective periods.

                           KEY FINANCIAL SYSTEMS, INC.


                                FINANCIAL REPORT


                                DECEMBER 31, 2000

                                    Contents


--------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS

   Statements of income

   Statements of stockholders' equity

   Statements of cash flows

   Notes to financial statements

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Key Financial Systems, Inc.
Clearwater, Florida

We have audited the accompanying statements of income, stockholders' equity, and cash flows of Key Financial Systems, Inc. for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Key Financial Systems, Inc. for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ McGladrey & Pullen, LLP

Fort Lauderdale, Florida
March 30, 2001

 KEY FINANCIAL SYSTEMS, INC.

 STATEMENT OF INCOME
 Year Ended December 31, 2000


 -------------------------------------------------------------------------------

 Credit card income:
    Card servicing fees                                                              $ 6,892,015
    Other                                                                                231,799
                                                                                -----------------
                                                                                       7,123,814
 Provision for losses (Note 2)                                                           139,782
                                                                                -----------------
              NET CREDIT CARD INCOME
              AFTER PROVISION FOR LOSSES                                               6,984,032
                                                                                -----------------

 Other income:
    Application fees, net of direct marketing costs of $10,366,826 (Note 3)            2,735,438
     Servicing fee income (Note 3)                                                       672,420
     Other                                                                               182,618
                                                                                -----------------
                                                                                       3,590,476
                                                                                -----------------
 Operating expenses (Note 3):
    Salaries and wages                                                                 2,686,033
    Employee benefits                                                                    333,843
    Third party servicing fees                                                         3,007,077
    Occupancy and equipment (Note 4)                                                     426,930
    Other operating expenses (Note 5)                                                  1,139,842
                                                                                -----------------
                                                                                       7,593,725
                                                                                -----------------
               NET INCOME                                                            $ 2,980,783
                                                                                =================

See Notes to Financial Statements.

 KEY FINANCIAL SYSTEMS, INC.

 STATEMENT OF STOCKHOLDERS' EQUITY
 Year Ended December 31, 2000

                                                    Additional
                                     Common          Paid In          Retained
                                     Stock           Capital          Earnings            Total
 -----------------------------------------------------------------------------------------------------
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
                                 ===============  ===============  ================  =================

See Notes to Financial Statements.

KEY FINANCIAL SYSTEMS, INC.

STATEMENT OF CASH FLOWS
Year Ended December 31, 2000

--------------------------------------------------------------------------------

Cash Flows From Operating Activities
   Net income                                                                        $ 2,980,783
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for losses                                                               139,782
      Depreciation and amortization                                                       93,167
      Increase in other receivables                                                    (913,561)
      Decrease in due from affiliates                                                    604,326
      Increase in other assets                                                          (14,412)
      Increase in due to cardholders                                                     700,549
      Increase in accounts payable, accrued expenses and other liabilities               307,961
                                                                                -----------------

             NET CASH PROVIDED BY OPERATING ACTIVITIES                                 3,898,595
                                                                                -----------------

Cash Flows From Investing Activities
    Net (increase) decrease in credit card receivables                                 (242,796)
    Purchase of property and equipment                                                  (55,834)
                                                                                -----------------

             NET CASH (USED IN) INVESTING ACTIVITIES                                   (298,630)
                                                                                -----------------

Cash Flows Used In Financing Activities
    Dividends paid                                                                   (3,559,000)
                                                                                -----------------
             NET INCREASE IN CASH
                                                                                          40,965
Cash:
    Beginning                                                                             30,908
                                                                                -----------------
    Ending                                                                             $  71,873
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

BASIS OF FINANCIAL STATEMENT PRESENTATION AND ACCOUNTING ESTIMATES: The accounting and reporting policies of the Company conform to generally accepted accounting principles and general practices within the financial services industry. In preparing the accompanying financial statements, management is required to make estimates and assumptions that affect the reported amounts of revenue and expenses for the period. Actual results could differ from those estimates.

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

TRANSACTIONS WITH AFFILIATES: The Company provided credit card marketing, customer service and collection services for Nova Financial Systems, Inc. ("Nova"), a company affiliated though common ownership, in exchange for a fee. Effective July 1, 2000, the Company no longer provides such services for Nova.

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

KEY FINANCIAL SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Note 2.    PROVISION FOR CREDIT CARD LOSSES

Changes in the allowance for losses for year ended December 31, 2000 are as follows:


 Balance, beginning                                         $          60,466
    Provision for losses                                              139,782
    Recoveries of amounts charged-off                                       -
    Amounts charged-off                                              (70,520)
                                                            ------------------
 Balance, ending                                            $         129,728
                                                            ==================


Note 3.    TRANSACTIONS WITH RELATED PARTIES

The Company had an informal agreement with Nova under which the Company provided marketing and preprocessing of credit card applications, customer service and collection services for Nova. Expenses were charged to Nova for application processing and customer service based on a set fee per application processed and for collections based on a set fee per delinquent account on file. The Company believes the method and per unit price charged were consistent with the methods and rates of similar third party credit card processors. As of July 1, 2000, the Company is no longer providing these services to Nova. The Company recognized processing fee and servicing income of $672,420 associated with Nova's activities during 2000. These amounts are included in other operating income.

The Company has entered into an agreement with Paragon Water Member Services ("Paragon"), a company affiliated through common ownership, whereby Paragon provides credit card marketing services for the Company and for Nova. Paragon earns commissions for card applications that are not subsequently refunded. The Company paid Paragon $897,521 in commissions during 2000.

Note 4.    COMMITMENTS, CONTINGENCIES AND CREDIT RISK

LEASE COMMITMENTS: The Company rents office space under an operating lease with initial terms through September 30, 2004. The office lease has a five-year renewal option. The future minimum rental payments due under the lease is as follows:

Year Ending
 December 31,                                                     Amount
-------------------------------------------------------------------------------
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

KEY FINANCIAL SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Note 4.    COMMITMENTS, CONTINGENCIES AND CREDIT RISK (CONTINUED)

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

Note 5.    OTHER OPERATING EXPENSES

Other operating expense for the year ended December 31, 2000 included the following:


  Telecommunications                                               $  402,038
  Professional fees                                                   341,444
  Printing and supplies                                                15,007
  Bank charges                                                        101,183
  Other                                                               280,170
                                                              ----------------
                                                                  $ 1,139,842
                                                              ================


Note 6.    PLAN OF REORGANIZATION

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


Note 7.   SUBSEQUENT EVENT

On March 5, 2001, the Company agreed to issue 40.82 shares of common stock, representing 2% of the outstanding common stock of the Company on a fully diluted basis, to three individual investors for $900,000. Mr. Henry Fong, President and Chairman of Equitex, Inc. purchased 20.41 of the shares and owns 1% of the Company.

                          NOVA FINANCIAL SYSTEMS, INC.


                                FINANCIAL REPORT


                                DECEMBER 31, 2000

                                    CONTENTS


--------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS

   Statements of operations

   Statements of stockholders' equity

   Statements of cash flows

   Notes to financial statements

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Nova Financial Systems, Inc.
Clearwater, Florida

We have audited the accompanying statements of operations, stockholders' equity, and cash flows of Nova Financial Systems, Inc. for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Nova Financial Systems, Inc. for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP

Fort Lauderdale, Florida
March 30, 2001

NOVA FINANCIAL SYSTEMS, INC.

STATEMENT OF OPERATIONS
Year Ended December 31, 2000


--------------------------------------------------------------------------------
Credit card income:
   Servicing fees                                                   $ 4,322,258
   Other                                                                148,746
                                                              ------------------
                                                                      4,471,004
Provision for (recovery of) losses (Note 2)                            (83,262)
                                                              ------------------
             NET CREDIT CARD INCOME AFTER
             PROVISION FOR LOSSES                                     4,554,266
                                                              ------------------

Operating expenses:
   Third party servicing fees (Note 3)                                3,342,984
   Other operating expenses (Note 6)                                    635,345
                                                              ------------------
                                                                      3,978,329
                                                              ------------------

             INCOME BEFORE INCOME TAXES                                 575,937
Provision for income taxes (Note 5)                                           -
                                                              ------------------
             NET INCOME                                              $  575,937
                                                              ==================


See Notes to Financial Statements.

NOVA FINANCIAL SYSTEMS, INC.

STATEMENT OF STOCKHOLDERS' EQUITY
Year Ended December 31, 2000

                                   Additional
                                       Common           Paid In          Retained
                                        Stock           Capital          Earnings           Total
--------------------------------------------------------------------------------------------------------

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
                                     ==============   ===============   ==============   ===============

See Notes to Financial Statements.

NOVA FINANCIAL SYSTEMS, INC.

STATEMENTS OF CASH FLOWS
Year Ended December 31, 2000


--------------------------------------------------------------------------------

Cash Flows From Operating Activities
   Net income                                                       $  575,937
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for (recovery of) losses                              (83,262)
      Deferred income taxes                                            606,500
      Decrease in other receivables                                  1,090,434
      Increase in due from stockholders                              (606,500)
      Decrease in accounts payable and accrued expenses              (121,606)
      Decrease in due to cardholders                                 (635,252)
      Decrease in due to affiliates                                  (604,327)
                                                               ----------------

             NET CASH PROVIDED BY OPERATING ACTIVITIES                 221,924
                                                               ----------------

Cash Flows Provided By Investing Activities
   Net decrease in credit card receivables                             419,058
                                                               ----------------

Cash Flows Used In Financing Activities
   Payment of dividends                                              (666,000)
                                                               ----------------

             NET DECREASE IN CASH                                     (25,018)
Cash:
   Beginning                                                            26,756
                                                               ----------------
   Ending                                                            $   1,738
                                                               ================

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

BASIS OF FINANCIAL STATEMENT PRESENTATION AND ACCOUNTING ESTIMATES: The accounting and reporting policies of the Company conform to generally accepted accounting principles and general practices within the financial services industry. In preparing the accompanying financial statements, management is required to make estimates and assumptions that affect the reported amounts of revenue and expenses for the period. Actual results could differ from those estimates.

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

TRANSACTIONS WITH AFFILIATES: Key Financial Systems, Inc. ("Key"), a company affiliated through common ownership, provided credit card marketing, customer service and collection services in connection with Nova's card activity. Effective July 1, 2000, the Company no longer receives such services from Key.

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

NOVA FINANCIAL SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 2.    Provision for Credit Card Losses

Changes in the allowance for losses for the year ended December 31, 2000, are as follows:


 Balance, beginning                                       $          469,032
    Provision for (recovery of) losses                              (83,262)
    Recoveries of amounts charged-off                                      -
    Amounts charged-off                                            (261,412)
                                                          -------------------
 Balance, ending                                          $          124,358
                                                          ===================


NOTE 3.    TRANSACTIONS WITH RELATED PARTIES

The Company had an informal agreement with Key under which Key provided marketing and preprocessing of credit card applications, customer service and collection services for Nova. Expenses were charged to the Company for application processing and customer service based on a set fee per application processed and for collections based on a set fee per delinquent account on file. The Company believes the method and per unit price charged were consistent with the methods and rates of similar third party credit card processors. As of July 1, 2000, the Company is no longer receiving services from Key. The Company recognized processing fee and servicing expense of $672,420 associated with Key's activities during 2000.


NOTE 4.    COMMITMENTS, CONTINGENCIES AND CREDIT RISK

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

The provision for income taxes charged to operations for the year ended December 31, 2000 consists of the following:


 Currently payable or paid:
   Federal                                                 $               -
   State                                                                   -
 Deferred income taxes                                               606,500
 Reimbursement                                                     (606,500)
                                                           ------------------
                                                           $               -
                                                           ==================


NOTE 6.  OTHER OPERATING EXPENSES

Other operating expenses for the year ended December 31, 2000, included the following:


  Cardholder expense, other                                $         146,438
 Professional fees                                                   391,391
 Printing and supplies                                                     -
 Other                                                                97,516
                                                           ------------------
                                                           $         635,345
                                                           ==================


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

NOVA FINANCIAL SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8.    SUBSEQUENT EVENT

On March 5, 2001, the Company agreed to issue 20.41 shares of common stock, representing 2% of the outstanding common stock of the Company on a fully diluted basis, to three individual investors for $100,000. Mr Henry Fong, President and Chairman of Equitex, Inc. purchased 10.20 of the shares and owns 1% of the Company.