Form 10-Q
period 2003-03-31
EQUITEX INC
filed 2003-05-20
CIK 716101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2003


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding at May 20, 2003: 29,068,923

                         EQUITEX, INC. AND SUBSIDIARIES


PART I    FINANCIAL INFORMATION                                                 Page
                                                                                ----
          Item 1. Financial statements:

                  Independent accountants' report                               3

                  Condensed consolidated balance sheets - March 31, 2003
                  (unaudited) and December 31, 2002                             4 - 5

                  Condensed consolidated statements of operations-
                  three months ended March 31, 2003 and 2002 (unaudited)        6

                  Condensed consolidated statement of changes in stockholders' equity - three months ended March 31, 2003 (unaudited) 7 - 8

                  Condensed consolidated statements of cash flows -
                  three months ended March 31, 2003 and 2002 (unaudited)        9 - 10

                  Notes to condensed consolidated financial statements          11 - 18

          Item 2. Management's discussion and analysis of financial
                  condition and results of operations                           19 - 24

          Item 3. Quantitative and qualitative disclosures of market risk       24

          Item 4. Disclosure controls and procedures                            24

PART II   OTHER INFORMATION

          Item 1. Legal proceedings                                             24

          Item 2. Changes in securities and use of proceeds                     25

          Item 3. Defaults upon senior securities                               25

          Item 4. Submission of matters to a vote of security holders           25

          Item 5. Other information                                             25

          Item 6. Exhibits and reports on Form 8-K                              25

                  Signature                                                     26

                  Certification                                                 27

                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors
Equitex, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Equitex, Inc. and subsidiaries as of March 31, 2003, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2003 and 2002, and the related condensed consolidated statement of stockholders' equity for the three months ended March 31, 2003. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Equitex, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated April 3, 2003 (which includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS and Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/S/ GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
May 15, 2003

                         EQUITEX, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                         March 31,   December 31,
                                                           2003           2002
                                                        -----------   -----------
                                                        (Unaudited)
Current assets:
 Cash and cash equivalents                              $ 5,710,620   $ 8,931,713
 Receivables, net                                         6,107,392     3,507,425
 Current portion of notes receivable, related parties       428,197       245,322
 Interest receivable, related parties                        78,183        95,547
 Prepaid expenses and other                                 699,150       354,433
                                                        -----------   -----------

   Total current assets                                  13,023,542    13,134,440
                                                        -----------   -----------

Notes receivable, net, including related parties of
   $1,016,736 (2003) and $1,480,030 (2002)                2,123,330     1,980,030
Property, equipment and leaseholds, net                   1,150,043     1,202,885
Deferred tax asset                                        1,380,000     1,380,000
Intangible and other assets, net                          3,913,393     4,098,393
Goodwill                                                  5,636,000     5,636,000
                                                        -----------   -----------
                                                         14,202,766    14,297,308
                                                        -----------   -----------

                                                        $27,226,308   $27,431,748
                                                        ===========   ===========

                                  (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           March 31,     December 31,
                                                                             2003             2002
                                                                         ------------    ------------
                                                                         (Unaudited)
Current liabilities:
 Accounts payable                                                        $  1,218,407    $  1,278,267
 Accrued expenses and other liabilities, including related
  party accruals of $255,880 (2003) and $375,109 (2002)                     1,632,770       1,379,878
 Accrued liabilities on casino contracts                                      669,589         622,361
 Current portion of long-term debt                                            301,727         251,727
 Line of credit, notes and loans payable                                   13,056,869      13,493,776
 Notes payable, related parties                                               150,000         254,194
 Due to credit card holders                                                   382,252         403,405
                                                                         ------------    ------------
   Total current liabilities                                               17,411,614      17,683,608
                                                                         ------------    ------------
Long-term debt, net of current portion                                        151,038         240,629
                                                                         ------------    ------------
   Total liabilities                                                       17,562,652      17,924,237
                                                                         ------------    ------------

Commitments and contingencies

Stockholders' equity:
 Preferred stock; 2,000,000 shares authorized:
  Series D, 6%; stated value $1,000 per share; 520 shares (2003) and
   575 shares (2002) issued and outstanding; liquidation preference
   of $728,000                                                                520,000         575,000
  Series G, 6%; stated value $1,000 per share; 370 shares
   issued and outstanding; liquidation preference of $543,000                 370,000         370,000
  Series I, 6%; stated value $1,000 per share; 1,600 shares (2003) and
   1,690 shares (2002) issued and outstanding; liquidation preference
   of $2,258,000                                                            1,600,000       1,690,000
  Series J, 6%; stated value $1,000 per share; 1,380 shares (2002)
   issued and outstanding                                                                   1,380,000
  Less preferred treasury stock; Series J, at cost; 650 shares (2002)                        (650,000)
 Common stock, $0.02 par value; 50,000,000 shares authorized;
  31,039,334 (2003) and 26,527,282 (2002) shares issued;
  29,122,266 (2003) and 26,111,425 (2002) shares outstanding                  620,787         530,546
 Additional paid-in capital                                                14,535,684      12,719,855
 Accumulated deficit                                                       (7,157,724)     (6,851,039)
 Less common treasury stock at cost; 1,917,068 shares (2003) and
   415,857 shares (2002)                                                     (825,091)       (256,851)
                                                                         ------------    ------------
    Total stockholders' equity                                              9,663,656       9,507,511
                                                                         ------------    ------------
                                                                         $ 27,226,308    $ 27,431,748
                                                                         ============    ============

           See notes to condensed consolidated financial statements.

                       EQUITEX, INC. AND SUBSIDIARIES

                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                 (UNAUDITED)

                                                                                 2003            2002
                                                                            ------------    ------------
Fee revenue                                                                 $  4,573,951    $  4,901,490
Credit card income, net of provision for losses                                  134,743       2,356,898
Application fees, net of direct marketing costs                                                  317,855
Other                                                                                            194,131
                                                                            ------------    ------------
       Total revenues                                                          4,708,694       7,770,374
                                                                            ------------    ------------

Third party servicing fees                                                        78,237       1,348,523
Fees paid to casinos                                                           1,508,242       1,476,338
Salaries, wages and employee benefits                                          1,625,235       2,608,551
Other operating expenses                                                       1,448,329       2,539,290
                                                                            ------------    ------------
                                                                               4,660,043       7,972,702
                                                                            ------------    ------------
Income (loss) from operations                                                     48,651        (202,328)
                                                                            ------------    ------------

Other income (expense):
  Interest income, including related party interest
    of $11,056 (2003) and $49,541 (2002)                                          14,442          49,541
  Interest expense, including related party interest of $3,582 (2003) and
    $157,201 (2002)                                                             (357,778)       (453,441)
  Other                                                                                         (134,000)
                                                                            ------------    ------------
                                                                                (343,336)       (537,900)
                                                                            ------------    ------------
Loss before income taxes                                                        (294,685)       (740,228)
Income tax expense                                                                12,000          18,000
                                                                            ------------    ------------

Net loss                                                                        (306,685)       (758,228)
Additional warrants issued to preferred stockholders                                             (53,000)
Warrant accretion                                                                 (3,290)
Redemption of convertible preferred stock for less than amount
  allocated to beneficial conversion features                                     38,430          86,000
Deemed preferred stock dividends                                                 (62,500)        (86,000)
                                                                            ------------    ------------
Net loss applicable to common stockholders                                  $   (334,045)   $   (811,228)
                                                                            ============    ============
Basic and diluted net loss per common share                                 $      (0.01)   $      (0.04)
                                                                            ============    ============
Weighted average number of common shares outstanding                          28,102,847      21,458,344
                                                                            ============    ============

            See notes to condensed consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                                                 Convertible preferred stock  Preferred          Common stock
                                                  ------------------------     treasury     -----------------------
                                                    Shares        Amount        stock         Shares       Amount
                                                  ----------    ----------    ----------    ----------   ----------
Balances, January 1, 2003                              4,015     4,015,000    $ (650,000)   26,527,282   $  530,546

Exercises of warrants for common stock                                                         537,122       10,742

Conversion of accounts payable to common stock                                                 259,891        5,198

Redemption of Series I preferred stock for cash          (90)      (90,000)

Conversion of Series D preferred stock to
 common stock                                            (55)      (55,000)                    218,685        4,374

Conversion of Series J preferred stock to
  common stock                                        (1,380)   (1,380,000)      650,000     3,496,354       69,927

Sale of treasury stock for cash

Issuance of warrants for services

Repricing of warrants

Net loss
                                                  ----------    ----------    ----------    ----------   ----------

Balances, March 31, 2003                               2,490     2,490,000    $     --      31,039,334   $  620,787
                                                  ==========    ==========    ==========    ==========   ==========

                                  (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

                                                      Common        Additional                        Total
                                                     treasury        paid-in       Accumulated     stockholders'
                                                      stock          capital         deficit         equity
                                                  ------------    ------------    ------------    ------------

Balances, January 1, 2003                         $   (256,851)   $ 12,719,855    $ (6,851,039)   $  9,507,511

Exercises of warrants for common stock                                 183,934                         194,676

Conversion of accounts payable to common stock                         175,756                         180,954

Redemption of Series I preferred stock for cash                        (10,000)                       (100,000)

Conversion of Series D preferred stock to
  common stock                                                          50,626

Conversion of Series J preferred stock to
  common stock                                        (650,000)      1,310,073

Sale of treasury stock for cash                         81,760          20,440                         102,200

Issuance of warrants for services                                       76,000                          76,000

Repricing of warrants                                                    9,000                           9,000

Net loss                                                                              (306,685)       (306,685)
                                                  ------------    ------------    ------------    ------------

Balances, March 31, 2003                          $   (825,091)   $ 14,535,684    $ (7,157,724)   $  9,663,656
                                                  ============    ============    ============    ============

           See notes to condensed consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                  (UNAUDITED)

                                                                              2003           2002
                                                                          -----------    -----------
Cash flows provided by operating activities:
Net loss                                                                  $  (306,685)   $  (758,228)
                                                                          -----------    -----------
Adjustments to reconcile net loss to net cash (used in)
 provided by operating activities:
  Provision for losses                                                          1,382        118,124
  Depreciation and amortization                                               276,979        322,476
  Stock-based compensation expense                                             85,000        468,000
  Beneficial conversion features on convertible promissory notes                              40,000
  Amortization of discount on convertible promissory notes                                    16,700
  Changes in assets and liabilities:
   Increase in accounts receivable                                         (2,379,626)      (879,284)
   Decrease (increase) in other receivables                                    36,973       (483,818)
   (Increase) decrease in other assets                                       (344,717)        41,331
   (Decrease) increase in due to credit card holders                          (21,153)       955,097
   Increase in accounts payable and accrued liabilities                       156,214        476,186
                                                                          -----------    -----------
Total adjustments                                                          (2,188,948)     1,074,812
                                                                          -----------    -----------
Net cash (used in) provided by operating activities                        (2,495,633)       316,584
                                                                          -----------    -----------

Cash flows from investing activities:
  Net decrease (increase) in credit card receivables                           23,668       (532,894)
  Purchases of furniture, fixtures and equipment                              (57,010)       (64,572)
  Proceeds from sale of equipment                                               5,233
  Issuance of related party notes receivable                                 (327,200)       (76,651)
  Repayment of related party notes receivable                                   1,025         25,605
                                                                          -----------    -----------
Net cash used in by investing activities                                     (354,284)      (648,512)
                                                                          -----------    -----------

Cash flows from financing activities:
  Redemption of Series I preferred stock for cash                            (100,000)      (382,867)
  Proceeds from the exercise of warrants                                      194,676        201,000
  Proceeds from common stock private placements (net of offering costs)                      205,248
  Issuance of notes payable, related parties and other                        471,537        593,450
  Repayment of notes payable, related parties and other                      (589,589)      (407,485)
  Net (repayments) borrowings on line of credit                              (450,000)        29,538
  Sale of treasury stock                                                      102,200
                                                                          -----------    -----------
Net cash (used in) provided by financing activities                          (371,176)       238,884
                                                                          -----------    -----------

                                  (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                   (UNAUDITED)

                                                                               2003           2002
                                                                           -----------    -----------
Decrease in cash and cash equivalents                                       (3,221,093)       (93,044)
Cash and cash equivalents, beginning                                         8,931,713      7,830,426
                                                                           -----------    -----------

Cash and cash equivalents, ending                                          $ 5,710,620    $ 7,737,382
                                                                           ===========    ===========

Supplemental disclosure of cash flow information:

 Cash paid for interest                                                    $   357,953    $   303,162
                                                                           ===========    ===========

 Cash paid for taxes                                                                      $     5,500
                                                                                          ===========

Supplemental disclosure of non-cash investing and financing activities:

  Conversion of preferred stock, including preferred treasury stock
   of $650,000 in 2003, to common stock                                    $ 1,435,000    $   300,000
                                                                           ===========    ===========

  Conversion of accounts payable to common stock                           $   180,954
                                                                           ===========

  Equipment exchanged for a reduction in a note payable                    $    12,640
                                                                           ===========

  Warrants attached to convertible promissory notes                                       $    15,000
                                                                                          ===========

  Amortization of additional warrants issued to preferred
   stockholders                                                                           $    53,000
                                                                                          ===========

  Deferred compensation agreement entered into with a consultant                          $    72,000
                                                                                          ===========

  Related party note receivable exchanged for related party note
   payable by shareholder                                                                 $   200,000
                                                                                          ===========

  Reclassification of receivables due from Net First and liabilities due to Net First card holders to a net receivable due from the FDIC:

   Credit card receivables, net                                                           $ 1,687,931
   Other receivables                                                                        6,048,087
   Accounts payable                                                                          (537,934)
   Due to credit card holders                                                              (5,235,559)
                                                                                          -----------

   Receivable from FDIC, as receiver for Net First                                        $ 1,962,525
                                                                                          ===========

           See notes to condensed consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 21, 2003 AND 2002
                                   (UNAUDITED)


1. INTERIM FINANCIAL STATEMENTS, BASIS OF PRESENTATION AND RECENT EVENTS:

   INTERIM FINANCIAL STATEMENTS:

   The condensed consolidated interim financial statements of Equitex, Inc. and subsidiaries (the "Company") for the three-month periods ended March 31, 2003 and 2002, have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of March 31, 2003, and for the periods ended March 31, 2003 and 2002, have been made. Except as described below, those adjustments consist only of normal and recurring adjustments.

   Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report filed with the Securities and Exchange Commission (`SEC") on April 15, 2003. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year.

   BASIS OF PRESENTATION:

   The accompanying financial statements present the consolidated financial position of Equitex, Inc. and its wholly-owned subsidiaries, Key Financial Systems, Inc. ("Key"), Nova Financial Systems, Inc. ("Nova"), Chex Services, Inc. ("Chex"), and its majority-owned subsidiary, Denaris Corporation ("Denaris") as of March 31, 2003 and December 31, 2002. The results of operations and cash flows of the Company for the three months ended March 31, 2003 and 2002 present the consolidated results of Equitex, Key, Nova, Chex, and beginning August 16, 2002, Denaris. During the three months ended March 31, 2003, the net loss incurred by the Company's majority-owned subsidiary Denaris, exceeded the minority interest in the common equity (deficiency) of the subsidiary. The excess of 2003 losses applicable to the minority interest have been charged to the Company, and no minority interest is reflected in the Company's March 31, 2003 consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

   RECENT EVENTS:

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

                         EQUITEX, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED MARCH 21, 2003 AND 2002
                                   (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, BASIS OF PRESENTATION AND RECENT EVENTS (CONTINUED):

   RECENT EVENTS (CONTINUED):

   NASDAQ STOCK MARKET LISTING (CONTINUED):

   If compliance cannot be demonstrated by July 14, 2003, the Company's securities will be delisted. At that time, the Company may appeal Nasdaq's determination to a Listing Qualifications Panel.

   AGREEMENT WITH PAYMASTER JAMAICA:

   In August 2002, the Company entered into a binding agreement with Paymaster
     (Jamaica) Limited ("Paymaster Jamaica") to form a jointly-owned and operated company to replicate Paymaster Jamaica's financial services business model throughout the Caribbean, North America and ultimately, worldwide. This newly-formed company is to be named Paymaster Worldwide, Inc. ("PWI"). Under the terms of the agreement, the Company advanced $500,000 to Paymaster Jamaica in exchange for a 6% promissory note that may be converted into stock of PWI. As of March 31, 2003, PWI has not yet been formed.

   Paymaster Jamaica, headquartered in Kingston, Jamaica, commenced operations in 1997, and offers revenue collection and customer care to businesses, institutions and consumers on the island of Jamaica. It offers its customers an alternative to retaining their own commercial offices. In addition, through its bill payment services, Paymaster Jamaica is developing cash remittance services, affording its customers the convenience to send and receive various types of remittances nationally or internationally via cash or debit cards.

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

   On March 4, 2002, the Federal Deposit Insurance Corporation ("FDIC") notified the Company that it had been appointed receiver of all funds due from Net First to Key. As receiver, the FDIC elected to disaffirm, to the full extent, all contracts Key was a party to with Net First. On March 10, 2002, the Company was made aware that the FDIC was notifying Net First credit card holders that their accounts were to be closed, and accordingly, Key would not be able to transfer the existing PAY AS YOU GO credit card portfolio to a successor financial institution. In November 2002, the Company filed a lawsuit seeking to recover the full amount of a claim with the FDIC for all funds due from Net First to Key through the date federal banking regulators closed Net First (Note 4).

                         EQUITEX, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED MARCH 21, 2003 AND 2002
                                   (UNAUDITED)


1. INTERIM FINANCIAL STATEMENTS, BASIS OF PRESENTATION AND RECENT EVENTS (CONTINUED):

   RECENT EVENTS (CONTINUED):

   NET FIRST NATIONAL BANK CLOSURE AND KEY AND NOVA OPERATIONS (CONTINUED):

   The Company immediately implemented steps to eliminate Key's operating costs associated with marketing and servicing the Net First program. These steps included employee lay-offs of all but essential management and employee personnel necessary to re-establish its marketing and servicing capabilities upon the establishment of a new relationship with another financial institution. The Company had discussions with financial institutions to initiate a new credit card program; however, the Company has not been successful in establishing such a relationship, and no longer intends to actively pursue such a relationship. As of March 31, 2003, Key and Nova operations consist solely of processing residual payments on remaining active accounts.

2. RECEIVABLES:

   Receivables at March 31, 2003 and December 31, 2002 consist of the following:

                                                       March 31,  December 31,
                                                          2003         2002
                                                      -----------  -----------

   Credit card and ATM processors                     $ 5,120,442  $ 2,652,504
   Credit card receivables, net of allowance for
     losses of $2,857 (2003) and $3,465 (2002)            130,947      155,997
   Other receivables                                      856,003      698,924
                                                      -----------  -----------

                                                      $ 6,107,392  $ 3,507,425
                                                      ===========  ===========

   Amounts due from credit card and ATM processors arise primarily from credit card and ATM advances by Chex to casino patrons. Credit card receivables include refundable and earned fees, which represent the balance reported to customers. Credit card receivables are reduced by allowances for refundable fees and losses. Other receivables at March 31, 2003 include approximately $270,000 due from Paymaster Jamaica, of which $265,000 represents amounts due for services performed by Denaris, which has been recorded as deferred revenue at March 31, 2003. Also included in other receivables at March 31, 2003 and December 31, 2002, is $396,320 and $433,293, respectively, as due from third party financial institutions to Key. These amounts are held in trust under agreements to secure payment of reservation fees due customers.

3. GOODWILL, INTANGIBLE AND OTHER ASSETS:

   Statement of Financial Accounting Standards ("SFAS") No. 142, GOODWILL AND
     OTHER INTANGIBLE ASSETS, prescribes a two-phase process for impairment testing of goodwill, which is performed once annually, absent indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. The Company has elected to perform its annual analysis during the fourth calendar quarter of each year. No indicators of impairment were identified during the first quarter of 2003.

                         EQUITEX, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED MARCH 21, 2003 AND 2002
                                   (UNAUDITED)

3. GOODWILL, INTANGIBLE AND OTHER ASSETS (CONTINUED):

   Intangible and other assets consist of the following at March 31, 2003 and December 31, 2002:

                                         March 31, 2003                              December 31, 2002
                         --------------------------------------------  --------------------------------------------
                             Gross                           Net           Gross                           Net
                            carrying     Accumulated       carrying       carrying     Accumulated       carrying
                             amount     amortization        amount         amount     amortization        amount
                         -------------  -------------  --------------  -------------  -------------  --------------
Casino contracts         $   4,300,000  $     899,440  $    3,400,560  $   4,300,000  $     749,440  $    3,550,560
Non-compete agreements         350,000        115,299         234,701        350,000         99,300         250,700
Customer lists                 250,000        121,601         128,399        250,000        102,600         147,400
Trade names                    100,000                        100,000        100,000                        100,000
                         -------------  -------------  --------------  -------------  -------------  --------------
Total intangible assets      5,000,000      1,136,340       3,863,660      5,000,000        951,340       4,048,660
Other assets                    49,733                         49,733         49,733                         49,733
                         -------------  -------------  --------------  -------------  -------------  --------------
                         $   5,049,733  $   1,136,340  $    3,913,393  $   5,049,733  $     951,340  $    4,098,393
                         =============  =============  ==============  =============  =============  ==============

   The net carrying amount of intangible assets at March 31, 2003 is scheduled to be fully amortized by the end of 2009. Amortization expense for the net carrying amount of intangible assets at March 31, 2003, is estimated to be $555,000 for the remainder of 2003, and $735,000, $664,000, $659,000, and
     $600,000 in 2004, 2005, 2006 and 2007, respectively.

4. COMMITMENTS AND CONTINGENCIES:

   LITIGATION:

   In May 2002, Key filed a claim with the FDIC for all funds due from Net First to Key under the Credit Card Program Agreement through the date federal banking regulators closed Net First. The total amount of the claim was $4,311,027. In October 2002, the FDIC notified Key that it had determined to disallow all but $111,734 of the total claim. The notification states that as the FDIC liquidates the assets of the receivership, Key may periodically receive payments on the allowed portion of this claim through dividends. The Company does not agree with this disallowance. In November 2002, the Company filed a lawsuit in the United States District Court for the Southern District of Florida seeking to recover the full amount of its claim. The FDIC answered the complaint, asserting a counterclaim for $1,000,000, which the FDIC asserts is for refunds to be made to customers who did not receive credit cards as a result of FDIC actions.

   While the Company believes that it will ultimately be successful in collecting on its claim, there is no assurance that collection will eventually occur. Accordingly, the Company has reserved 100% of the net remaining balance due of $2,151,207 from the FDIC, as receiver for Net First, in addition to amounts previously reserved.

                         EQUITEX, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED MARCH 21, 2003 AND 2002
                                   (UNAUDITED)

4. COMMITMENTS AND CONTINGENCIES (CONTINUED):

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

5. STOCKHOLDERS' EQUITY:

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

   During the three months ended March 31, 2003, 55 shares of Series D Preferred
     Stock, plus unpaid dividends of $14,787 were converted into 218,685 shares of common stock at conversion prices of $0.25 to $0.43 per share.

                         EQUITEX, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED MARCH 21, 2003 AND 2002
                                   (UNAUDITED)

5. STOCKHOLDERS' EQUITY (CONTINUED):

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

   SERIES I CONVERTIBLE PREFERRED STOCK:

   The Series I Preferred Stock is convertible, together with any cumulative unpaid dividends, at any time into shares of the Company's common stock at a conversion price per share equal to the lesser of $5.98 or 65% of the average closing price of the Company's common stock as specified in the agreement.

   The holder of each share of Series I Preferred Stock is entitled to cumulative dividends at 6% per annum plus a 4% dividend default rate, payable quarterly. Dividends are payable in cash, or at the Company's option, in shares of the Company's common stock. The Series I Preferred Stock contains a liquidation preference equal to the sum of the stated value of each share plus an amount equal to 125% of the stated value plus the aggregate of all cumulative unpaid dividends on each share of Series I Preferred Stock until the most recent dividend payment date or date of liquidation, dissolution or winding up of the Company. All outstanding shares of the Series I Preferred Stock automatically convert into common stock on July 20, 2004. The Series I Preferred Stock is redeemable at the Company's option at any time through July 20, 2004, at a redemption price equal to $1,250 per share plus any cumulative unpaid dividends.

   In February 2003, the Company redeemed 90 shares of Series I Preferred Stock for $100,000. The redemption price was less than the amount originally allocated to the beneficial conversion feature, and as a result, loss applicable to common stockholders was reduced by $38,430 for the three months ended March 31, 2003.

   SERIES J CONVERTIBLE PREFERRED STOCK:

   The Series J Preferred Stock is convertible, together with any cumulative unpaid dividends, at any time into shares of the Company's common stock at a conversion price per share equal to 65% of the average closing bid price of the Company's common stock as specified in the agreement, but in no event shall the conversion price be less than $0.40 per share.

                         EQUITEX, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED MARCH 21, 2003 AND 2002
                                   (UNAUDITED)

5. STOCKHOLDERS' EQUITY (CONTINUED):

   SERIES J CONVERTIBLE PREFERRED STOCK (CONTINUED):

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

   ISSUANCES OF COMMON STOCK:

   During the three months ended March 31, 2003, the Company issued 537,122 shares of common stock upon the conversion of warrants for $194,676, at an average conversion price of $0.36 per share.

   During the three months ended March 31, 2003, the Company also converted accounts payable of $180,954 into 259,891 shares of common stock at conversion prices of $0.64 to $0.72 per share, the market price of the common stock at the date of issuance.

   STOCK OPTIONS AND WARRANTS:

   In January 2003, the Company issued a one-year warrant to a consultant to purchase 100,000 shares of the Company's common stock at $0.41 per share (the market price of the common stock at the date of the grant). These warrants were valued at $12,000 based upon the Black-Scholes option pricing model.

   In January 2003, the Company also issued two-year warrants to purchase
     400,000 shares of common stock at $0.54 per share (the market price of the common stock at the date of the grant) to consultants and unrelated parties. These warrants were valued at $64,000 based upon the Black-Scholes option pricing model.

   In January 2003, the Company reduced the exercise price of certain existing warrants to purchase up to 221,625 shares of the Company's common stock, including 80,000 warrants issued to Chex. As a result of the reduction in exercise price, the Company recognized an additional $9,000 of stock based compensation expense relating to these repriced warrants.

                         EQUITEX, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED MARCH 21, 2003 AND 2002
                                   (UNAUDITED)

5. STOCKHOLDERS' EQUITY (CONTINUED):

   TREASURY STOCK TRANSACTIONS:

   COMMON STOCK:

   In February 2003, Chex sold 146,000 shares of Equitex common stock for $0.70 per share (the market price of the common stock at the date of the sale). The stock was acquired at an average cost of $0.56 per share and the cost of the shares sold ($81,760) has been removed from treasury stock. The difference between the sales price and cost of the shares sold ($20,440) has been classified as additional paid in capital.

   PREFERRED STOCK:

   In January 2003, Chex converted 650 shares of the Company's Series J
     Preferred Stock plus unpaid dividends of $8,884 into 1,647,211 shares of common stock. The cost of the preferred stock was $650,000, which has been reclassified from preferred treasury stock to common treasury stock at March 31, 2003.

6. OPERATING SEGMENTS:

   As of and for the three-month period ended March 31, 2003, segment results were as follows:

                                           Cash
                       Credit card     disbursement   Corporate
                         services        services     activities       Total
                      --------------   ------------  -----------   ------------
                      (Key and Nova)       (Chex)

   Revenues           $      134,743   $  4,573,951                $  4,708,694
   Net income (loss)          17,947        233,081   $ (557,713)      (306,685)
   Total assets              616,364     25,639,313      970,631     27,226,308

   As of and for the three-month period ended March 31, 2002, segment results were as follows:

                                           Cash
                       Credit card     disbursement   Corporate
                         services        services     activities       Total
                      --------------   ------------  -----------   ------------
                      (Key and Nova)       (Chex)

   Revenues           $    2,868,884   $  4,901,490                $  7,770,374
   Net income (loss)        (125,928)       349,983  $  (982,283)      (758,228)

                                    ITEM TWO
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

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

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated/combined financial statements and notes thereto for the years ended December 31, 2002, 2001 and 2000. The financial results presented for the three months ended March 31, 2003 and 2002, are those of Chex Services, Inc. ("Chex"), Key Financial Systems, Inc. ("Key"), Nova Financial Systems, Inc. ("Nova") and Denaris Corporation ("Denaris"), formed in August 2002, on a consolidated basis with those of Equitex, Inc.

LIQUIDITY AND CAPITAL RESOURCES

For the year ending December 31, 2003, we presently anticipate our liquidity and capital resource needs will be satisfied from cash flows generated from our operating activities. Although the closure of Net First National Bank ("Net First") and subsequent closure of Key operations have eliminated positive cash flows at Key, we implemented actions in 2002 to reduce personnel, marketing and other operating costs.

Our other operating subsidiary, Chex, anticipates positive cash flows in 2003. Additionally, Chex plans on introducing new products during the year. These products are complementary to its existing products and services. Future products may include: cashless gaming smart cards, debit cards and customized funds transfer systems for multi-jurisdictional gaming operators. Additionally, included in notes payable are approximately $5.1 million of 12% notes payable by Chex, due through December 2003. Chex is attempting to restructure some of these notes, thereby reducing interest costs and further increasing cash flow in the future.

Cash flow activity for the three months ended March 31, 2003, includes the activity of Chex, Key and Nova, Equitex, and Denaris. The 2002 activity includes the activity of Chex, Key and Nova and Equitex. For the three months ended March 31, 2003, net cash used in operating activities was $2,495,633 compared net cash provided by operating activities of $316,584 for the three months ended March 31, 2002. The most significant portion of this change was the changes in current assets and liabilities which used cash and adjusted the net loss by $2,552,309 in March 2003 compared to the changes in the same assets and liabilities for the three months ended March 31, 2002 of $109,512 which changes provided cash. Of this change, the most significant amount was the change in accounts receivable of $2,379,626, which was due to a delayed payment of approximately $1.8 million from one of the Company's ATM processors. This amount was subsequently received in April 2003. This was partially offset by the decrease in net loss for the three month period from $758,228 in 2002 to $306,685 in 2003. Non-cash adjustments to the current year's results were $363,361 including depreciation and amortization of $276,979 and stock based compensation of $85,000 compared to total non-cash adjustments of $965,300, mostly comprised of $322,476 and $468,000, respectively for depreciation and amortization and stock based compensation for the period ended March 31, 2002.

Cash used in investing activities for the three months ended March 31, 2003 was $354,284 compared to $648,512 for the three months ended March 31, 2002. Cash used in 2003 investing activities was primarily attributable to advances of $327,200 to related parties in exchange for notes receivable. Cash used in 2002 investing activities was primarily due to an increase of $532,894 in credit card receivables.

Cash provided by financing activities for the three months ended March 31, 2002 was $238,884 compared to cash used in financing activities of $371,176 for the three months ended March 31, 2003. The significant activity for the three months ended March 31, 2003, included the Company receiving $194,676 from the exercise of warrants; also Chex sold 146,000 shares of the Company's common stock for $102,200. The Company received proceeds of $471,537 upon the issuance of short-term notes payable to related parties and third parties and repaid $589,589 of related party and third party notes. In addition, Chex repaid its net borrowings by $450,000 under its line of credit. During the three months ended March 31, 2003, the Company redeemed 90 shares of its Series I Preferred Stock for $100,000 in cash. The significant activity for the three months-ended March 31, 2002, included the company receiving $406,248 from the exercise of warrants and the issuance of common stock, proceeds received of $593,450 upon the issuance of short term related party and third party notes payable, and payments of $407,485 on short term notes payable to related parties and third parties. In addition, Chex increased its net borrowings by $29,538 under its line of credit.

For the three months ended March 31, 2003, net cash decreased $3,221,093 compared to a decrease of $93,044 for the three months ended March 31, 2002, and ending cash at March 31, 2003, was $5,710,620 compared to $7,737,382 at March 31, 2002.

Other sources available to us that we may utilize include the sale of equity securities through private placements of common and/or preferred stock as well as the exercise of stock options and/or warrants, all of which may cause dilution to our stockholders. We may also be able to borrow funds from related and/or third parties.

RESULTS OF OPERATIONS

REVENUES

Consolidated revenues for the three months ended March 31, 2003, were $4,708,694, compared to consolidated/combined revenues of $7,770,374 for the three months ended March 31, 2002. The decrease was due primarily to the reduction of revenues from Key and Nova resulting from the closure of Net First and our subsequent termination of our credit card programs.

REVENUE BY SEGMENT
                                       Three months ended
                                            March 31,
Segment                                2003           2002
                                    -----------   -----------

Cash disbursement services          $ 4,573,951   $ 4,901,490
Credit card services                    134,743     2,868,884
                                    -----------   -----------
                                    $ 4,708,694   $ 7,770,374
                                    ===========   ===========

CASH DISBURSEMENT SERVICES SEGMENT

Chex processed $200 and $210 million in cash transactions for the three months ended March 31, 2003 and 2002, respectively. Revenues are derived principally from check cashing fees, credit and debit card advance fees, automated teller machine ("ATM") surcharge and transaction fees.

Chex cashes personal checks at its cash access locations for fees of between 5 and 6 percent based on its casino contracts. Chex also cashes "other" checks, comprised of tax and insurance refunds, casino employee payroll checks and casino jackpot winnings at a reduced rate. For the three months ended March 31, 2003, Chex cashed over $38 million of personal checks and also over $38 million of "other checks" in the three months ended March 31, 2003. Fees earned on personal and "other" checks were $1,998,205 and $298,818, respectively, for the three months ended March 31, 2003. For the three months ended March 31, 2002, Chex cashed personal checks and other checks of over $41 million and $40 million, respectively, and earned fees of $2,166,701 and $389,669, respectively.

For the quarter ended March 31, 2003, Chex processed approximately 105,000 credit/debit card transactions with approximately $36 million in advances and earned fees of $1,301,239 on these transactions. For the three months ended March 31, 2002, Chex processed approximately 128,000 credit/debit card transactions with approximately $47 million in advances and earned fees of $1,410,497. Additionally, for the three months ended March 31, 2003, Chex processed over 890,000 ATM transactions and earned commissions or fees of $822,279 on approximately $87 million of transactions. For the three months ended March 31, 2002, Chex processed approximately 830,000 transactions, earning commissions or fees of $786,961 on approximately $81.5 million of transactions. Also, Chex collected fees of $129,389 on returned checks and had other income of $24,021 for the three months ended March 31, 2003, compared to $111,056 on returned checks and other income of $36,606 for the three months ended March 31, 2002.

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

Through February 28, 2002, the Net First portfolio provided $2,121,220 of credit card servicing fees. For the three months ended March 31, 2002, credit card servicing fees, application fees and other was $2,868,884 compared to $134,743 for the three months ended March 31, 2003. The revenue in the current period is the residual payments on remaining active accounts.

Prior to March 1, 2002, credit card servicing fees were the major component of credit card income, which was Key and Nova's principal source of earnings before the closure of Net First. Credit card fees were assessed on credit card accounts owned by each company's client banks. These include monthly membership fees, late charges, over limit fees, and return check fees. The fees were paid to Key and Nova under a 100% loan participation agreement with the client bank. Credit card servicing fees for the three months ended March 31, 2002, were $2,356,898. During the quarter ending March 31, 2002, the average number of active accounts was 5,290. The new account volume in the three months ended March 31, 2002, was 31,477. The Company has not issued any new cards since March 1, 2002, due to the closure of Net First.

The provision for losses is the charge to operating earnings that management feels is necessary to maintain the reserve for possible losses at an adequate level. The provision is determined based on growth of the portfolio, the net amount of losses incurred, and management's estimation of losses based on an evaluation of the portfolio risks and economic conditions. For the three months ended March 31, 2003, Key and Nova had a total provision of $1,382 compared to $118,124 for the same period in 2002. This decrease is attributed to the FDIC's closure of the Net First credit card accounts. The allowance for losses at March 31, 2003, was $2,857 or 2.2% of credit card receivables, net of unearned income, compared to $11,768 or 5.1% of credit card receivables, net of unearned income, at March 31, 2002. This decrease is also attributed to the FDIC's closure of the Net First credit card accounts. Management believes that the reserve for possible losses was adequate to provide for potential losses at March 31, 2003 and 2002.

APPLICATION FEES, NET OF DIRECT MARKETING COSTS

Key and Nova no longer receive application fees due to the closure of Net First and the termination of all marketing programs related to the Net First credit card. Application fees were $317,855 for the three months ended March 31, 2002.

OTHER INCOME, NET

There was no other income for Key and Nova for the three months ended March 31, 2003, compared to $194,131 for the three months ended March 31, 2002. This income is mostly comprised of other marketing and lead income.

OPERATING EXPENSES

Total operating expenses for the three months ended March 31, 2003, was $4,660,043, compared to $7,972,702 for the three months ended March 31, 2002. The 2002 periods include expenses for the Company, Chex, Key and Nova. The 2003 periods include expenses of the Company, Chex, Key and Nova, and Denaris.

                                       Three months ended
                                            March 31,
Segment                                2003           2002
                                    -----------   -----------
Cash disbursement services          $ 4,014,174   $ 4,196,521
Credit card services                    115,734     2,994,812
Corporate activities                    530,135       781,369
                                    -----------   -----------
                                    $ 4,660,043   $ 7,972,702
                                    ===========   ===========


CASH DISBURSEMENT SERVICES SEGMENT

Chex operating expenses of $4,014,174 and $4,196,521 for the three months ending March 31, 2003 and 2002 were comprised as follows:

                                              Three months         Three months
                                                 ended                ended
                                             March 31, 2003       March 31, 2002
                                             --------------       --------------

Fees to casinos                                $ 1,508,242          $ 1,476,388
Salaries and related costs                       1,481,874            1,472,759
Returned checks, net of collections                 38,114              169,654
General operating expenses                         718,330              796,823
Depreciation and amortization                      267,614              280,897
                                               -----------          -----------

                                               $ 4,014,174          $ 4,196,521
                                               ===========          ===========

CREDIT CARD SERVICES SEGMENT

The closing of Net First and the shut down of their portfolio has had a significant impact in reducing operating expenses to $115,734 for the three months ending March 31, 2002, compared to $2,994,812 for the three months ending March 31, 2002. The majority of the operating expenses were directly related to Key's credit card marketing efforts and portfolio servicing responsibilities under the contract with Net First. Effective March 11, 2002, Key has eliminated all direct costs associated with the Net First program. Included in operating expenses for the three months ended March 31, 2003, were third party servicing fees of $78,237 associated with the remaining active accounts. Additionally, for the three months ended March 31, 2003, there were general operating expenses of $37,137. Third party servicing fees for the three months ended March 31, 2002 were $1,348,523 and personnel costs were $1,048,617. Other expenses including occupancy costs were $597,672 for the three months ended March 31, 2002.

CORPORATE ACTIVITY

Included in the three months ended March 31, 2003, are operating expenses for Equitex and Denaris were $530,135. These expenses are comprised of selling, general and administrative expenses of $301,395, stock-based compensation expense of $85,000, and personnel costs of $143,740. Stock-based compensation expense represents non-cash expenses related to issuances of warrants to third party consultants for services. Included in the selling, general and administrative expenses are professional fees of $99,166, and other general operating costs of $202,229.


                                   ITEM THREE
             QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company has limited exposure to market risk related to changes in interest rates. The Company does not currently invest in equity instruments of public or private companies for business or strategic purposes.

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt. The Company has both fixed and variable rate debt. Chex has $13,156,542 and $13,644,132 of debt outstanding as of March 31, 2003 and December 31, 2002, respectively, of which $12,153,776 and $12,208,776 has been borrowed at fixed rates ranging from 8% to 12% at March 31, 2003 and December 31, 2002, respectively. This fixed rate debt is subject to renewal annually and is payable upon demand with 90 days written notice by the debt holder. Chex also has $1,002,766 and $1,455,356 of variable rate debt at March 31, 2003 and December 31, 2002, respectively, owed to a bank. The lender presently charges interest at .5% to .75% over the prime rate.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities

During the quarter ended March 31, 2003, the Company issued a total of 259,891 shares of its $0.02 par value common stock, which were not registered under the Securities Act of 1933, in various transactions as described below. For each of the following transactions, the Company relied upon the exemptions from registration provided by Sections 4(6) or 4(2) of the Securities Act and Rule 506 promulgated there under based upon (i) representations from each investor that it is an accredited or sophisticated investor with experience in investing in securities such that it could evaluate the merits and risks related to the Company's securities; (ii) that no general solicitation of the securities was made by the Company; (iii) each investor represented to the Company that it was acquiring the securities for its own account and not with a view towards further distribution; (iv) the securities issued were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act; (v) the Company placed appropriate restrictive legends on the certificates representing the securities regarding the restricted nature of these securities; and (vi) prior to completion of the transaction, each investor was informed in writing of the restricted nature of the securities, provided with all information regarding the Company as required under Rule 502 of Regulation D and were given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations. The shares were issued as follows:

On February 19, 2003, the Company issued 130,715 shares of its $0.02 par value common stock to its legal counsel in payment of legal services totaling $94,114.30 or $0.72 per share.

On February 26, 2003, the Company issued 104,176 shares of its $0.02 par value common stock to an accredited investor pursuant to the conversion of accounts payable balance of $70,839.57 or $0.68 per share.

On March 12, 2003, the Company issued 25,000 shares of its $0.02 par value common stock to Russell Casement, a director of the Company, pursuant to the conversion of an accounts payable balance of $16,000 or $0.64 per share.


Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        Exhibit 99.1 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Equitex, Inc.
                                      (Registrant)

Date: May 20, 2003                    By: /s/ Henry Fong
                                          ----------------------------------
                                          Henry Fong
                                          President, Treasurer and
                                          Chief Financial Officer

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

Date:  May 20, 2003
                                                 /s/ Henry Fong

                                                 Henry Fong
                                                 President, Treasurer and
                                                 Chief Financial Officer