Form 10-Q
period 2003-06-30
EQUITEX INC
filed 2003-08-19
CIK 716101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended June 30, 2003


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding at August 19, 2003: 29,361,156

                         EQUITEX, INC. AND SUBSIDIARIES



PART I   FINANCIAL INFORMATION                                                             Page
                                                                                           ----

         Item 1.  Financial statements:

                  Independent accountants' report                                             3

                  Condensed consolidated balance sheets - June 30, 2003 (unaudited)
                  and December 31, 2002                                                   4 - 5

                  Condensed consolidated statements of operations-
                  three and six months ended June 30, 2003 and 2002 (unaudited)               6

                  Condensed consolidated statement of changes in stockholders'
                  equity - six months ended June 30, 2003 (unaudited)                     7 - 8

                  Condensed consolidated statements of cash
                  flows - six months ended June 30, 2003 and 2002 (unaudited)            9 - 10

                  Notes to condensed consolidated financial statements                  11 - 22

         Item 2.  Management's discussion and analysis of financial
                  condition and results of operations                                   23 - 28

         Item 3.  Quantitative and qualitative disclosures of market risk                    28

         Item 4.  Disclosure controls and procedures                                         28

PART II  OTHER INFORMATION

         Item 1.  Legal proceedings                                                          28

         Item 2.  Changes in securities and use of proceeds                                  29

         Item 3.  Defaults upon senior securities                                            29

         Item 4.  Submission of matters to a vote of security holders                        29

         Item 5.  Other information                                                          29

         Item 6.  Exhibits and reports on Form 8-K                                           30

                  Signature


                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors
Equitex, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Equitex, Inc. and subsidiaries as of June 30, 2003, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2003 and 2002, changes in stockholders' equity for the six-month period ended June 30, 2003, and cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of The Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above, for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Equitex, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated April 3, 2003, (which includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS and Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
August 18, 2003

                        EQUITEX, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  June 30,    December 31,
                                                                   2003           2002
                                                                -----------   -----------
                                                                     (Unaudited)
Current assets:
  Cash and cash equivalents                                     $ 6,601,597   $ 8,931,713
  Receivables, net                                                5,060,377     3,507,425
  Current portion of notes receivable, related parties              432,700       245,322
  Interest receivable, related parties                              113,664        95,547
  Prepaid expenses and other                                        525,077       354,433
                                                                -----------   -----------
   Total current assets                                          12,733,415    13,134,440
                                                                -----------   -----------

Notes receivable, net, including related parties of
  $936,535 (2003) and $1,480,030 (2002)                           2,215,928     1,980,030
Property, equipment and leaseholds, net                           1,187,553     1,202,885
Deferred tax asset                                                1,380,000     1,380,000
Intangible and other assets, net                                  3,728,393     4,098,393
Goodwill                                                          5,636,000     5,636,000
                                                                -----------   -----------
                                                                 14,147,874    14,297,308
                                                                -----------   -----------
                                                                $26,881,289   $27,431,748
                                                                ===========   ===========

                                   (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            June 30,      December 31,
                                                                              2003            2002
                                                                          ------------    ------------
                                                                          (Unaudited)
Current liabilities:
  Accounts payable                                                        $  1,187,073    $  1,278,267
  Accrued expenses and other liabilities, including related
    party accruals of $195,900 (2003) and $375,109 (2002)                    1,858,604       1,379,878
  Accrued liabilities on casino contracts                                      716,044         622,361
  Current portion of long-term debt                                            226,727         251,727
  Line of credit, notes and loans payable                                   12,973,141      13,493,776
  Notes payable, related parties                                               167,459         254,194
  Due to credit card holders                                                   352,294         403,405
                                                                          ------------    ------------
   Total current liabilities                                                17,481,342      17,683,608
                                                                          ------------    ------------
  Long-term debt, net of current portion                                       138,107         240,629
                                                                          ------------    ------------
   Total liabilities                                                        17,619,449      17,924,237
                                                                          ------------    ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock; 2,000,000 shares authorized:
    Series D, 6%; stated value $1,000 per share; 470 shares (2003)
     and 575 shares (2002) issued and outstanding; liquidation
     preference of $665,000                                                    470,000         575,000
    Series G, 6%; stated value $1,000 per share; 370 shares
     issued and outstanding; liquidation preference of $552,000                370,000         370,000
    Series I, 6%; stated value $1,000 per share; 1,600 shares (2003)
     and 1,690 shares (2002) issued and outstanding; liquidation
     preference of $2,298,000                                                1,600,000       1,690,000
    Series J, 6%; stated value $1,000 per share; 1,380 shares (2002)
     issued and outstanding                                                                  1,380,000
    Less preferred treasury stock; Series J, at cost; 650 shares (2002)                       (650,000)
  Common stock, $0.02 par value; 50,000,000 shares authorized;
    31,355,470 (2003) and 26,527,282 (2002) shares issued;
    29,058,402 (2003) and 26,111,425 (2002) shares outstanding                 627,109         530,546
  Additional paid-in capital                                                14,877,696      12,719,855
  Accumulated deficit                                                       (7,610,874)     (6,851,039)
  Less treasury stock at cost; 2,297,068 shares (2003) and
   415,857 shares (2002)                                                    (1,072,091)       (256,851)
                                                                          ------------    ------------
    Total stockholders' equity                                               9,261,840       9,507,511
                                                                          ------------    ------------
                                                                          $ 26,881,289    $ 27,431,748
                                                                          ============    ============

       See notes to condensed consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                   (UNAUDITED)

                                                         Three months ended June 30,      Six months ended June 30,
                                                                     2003            2002            2003            2002
                                                                 ------------    ------------    ------------    ------------
Fee revenue                                                      $  4,545,486    $  5,071,393    $  9,119,437    $  9,972,883
Credit card income, net of provision for losses                       116,353         203,505         251,096       2,560,403
Application fees, net of direct marketing costs                                        34,935                         352,789
Other                                                                  14,196         457,028          14,196         651,159
                                                                 ------------    ------------    ------------    ------------
       Total revenues                                               4,676,035       5,766,861       9,384,729      13,537,234
                                                                 ------------    ------------    ------------    ------------

Fees paid to casinos                                                1,539,844       1,670,864       3,048,086       3,147,202
Salaries, wages and employee benefits                               1,692,757       1,825,905       3,317,992       4,434,456
Third party servicing fees                                             66,553         113,348         144,790       1,461,871
Other operating expenses                                            1,497,095       1,662,772       2,945,424       4,202,062
                                                                 ------------    ------------    ------------    ------------
                                                                    4,796,249       5,272,889       9,456,292      13,245,591
                                                                 ------------    ------------    ------------    ------------
Income (loss) from operations                                        (120,214)        493,972         (71,563)        291,643
                                                                 ------------    ------------    ------------    ------------

Other income (expense):
 Interest income, including related party interest
   of $12,893 and $23,949 for
   the three and six months ended June 30, 2003 and
   $16,882 and $43,175 for the three and
   six months ended June 30 2002                                      17,900           16,882          32,342          43,175
 Interest expense, including related party interest of
   $138,643 and $276,799 for the three and six months
   ended June 30, 2003, and $173,835 and $335,479 for the
   three and six months ended June 30, 2002                          (338,836)       (395,711)       (696,614)       (825,904)
 Other                                                                               (129,600)                       (263,600)
                                                                 ------------    ------------    ------------    ------------
                                                                    (320,936)        (508,429)       (664,272)     (1,046,329)
                                                                 ------------    ------------    ------------    ------------
Loss before income taxes                                             (441,150)        (14,457)       (735,835)       (754,686)
Income tax expense                                                    12,000           18,000         24,000           36,000
                                                                 ------------    ------------    ------------    ------------
Net loss                                                             (453,150)        (32,457)       (759,835)       (790,686)
Additional warrants issued to preferred stockholders                                                                  (53,000)
Warrant accretion                                                      (3,330)                         (6,620)
Redemption of convertible preferred stock in excess
  of beneficial conversion features                                                                   38,430           86,000
Deemed preferred stock dividends                                      (57,000)        (85,000)       (119,500)       (171,000)
                                                                 ------------    ------------    ------------    ------------
Net loss applicable to common stockholders                       $   (513,480)   $   (117,457)   $   (847,525)   $   (928,686)
                                                                 ============    ============    ============    ============
Basic and diluted net loss per common share                      $      (0.02)   $      (0.01)   $      (0.03)   $      (0.04)
                                                                 ============    ============    ============    ============
Weighted average number of common shares outstanding               29,146,557      21,863,680      28,577,480      21,662,131
                                                                 ============    ============    ============    ============

       See notes to condensed consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 2003

                                   (UNAUDITED)

                                                  Convertible preferred stock                Common stock
                                                   --------------------------     Preferred      -------------------------
                                                                                  treasury
                                                     Shares          Amount        stock         Shares        Amount
                                                   -----------    -----------    -----------   -----------   -----------
Balances, January 1, 2003                                4,015    $ 4,015,000    $  (650,000)   26,527,282   $   530,546

Exercises of warrants for common stock                                                             727,622        14,552

Warrants issued for services

Purchase of shares of common stock by subsidiary from a related party

Redemption of Series I preferred stock for cash            (90)       (90,000)

Conversion of Series D preferred stock to
 common stock                                             (105)      (105,000)                     344,321         6,886

Conversion of Series J preferred stock to
 common stock                                           (1,380)    (1,380,000)      650,000      3,496,354        69,927

Conversion of accounts and notes payable to
 common stock                                                                                      259,891         5,198

Sale of treasury stock for cash

Repricing of warrants

Net loss
                                                   -----------    -----------    -----------   -----------   -----------
Balances, June 30, 2003                                  2,440    $ 2,440,000    $        -     31,355,470   $   627,109
                                                   ===========    ===========    ===========   ===========   ===========

                                   (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                         SIX MONTHS ENDED JUNE 30, 2003

                                   (UNAUDITED)

                                                     Common       Additional                     Total
                                                    treasury       paid-in       Accumulated   stockholders'
                                                     stock         capital         deficit       equity
                                                   -----------    -----------    -----------   -----------

Balances, January 1, 2003                          $  (256,851)   $12,719,855    $(6,851,039)  $ 9,507,511

Exercises of warrants for common stock                 (80,000)       280,864                      215,416

Warrants issued for services                                          254,000                      254,000

Purchase of shares of common stock by subsidiary
 from a related party                                 (207,000)                                   (207,000)

Redemption of Series I preferred stock for cash                       (10,000)                    (100,000)

Conversion of Series D preferred stock to
 common stock                                                          98,114

Conversion of Series J preferred stock to
 common stock                                         (650,000)     1,310,073

Conversion of accounts and notes payable to
 common stock                                                         175,756                      180,954

Sale of treasury stock for cash                        121,760         26,034                      147,794

Repricing of warrants                                                  23,000                       23,000

Net loss                                                                            (759,835)     (759,835)
                                                   -----------    -----------   ------------   -----------
Balances, June 30, 2003                            $(1,072,091)   $14,877,696   $ (7,610,874)  $ 9,261,840
                                                   ===========    ===========   ============   ===========

       See notes to condensed consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                   (UNAUDITED)

                                                                             2003            2002
                                                                          -----------    -----------
Cash flows from operating activities:
Net loss                                                                 $   (759,835)   $  (790,686)
                                                                          -----------    -----------
Adjustments to reconcile net loss to net cash (used in)
 provided by operating activities:
  (Recoveries) increases in provision for losses                             (174,222)       116,065
  Depreciation and amortization                                               555,739        633,770
  Beneficial conversion features on convertible promissory notes                              40,000
  Amortization of discount on convertible promissory notes                                    42,700
  Stock-based compensation expense                                            277,000        514,000
  Changes in assets and liabilities:
   Increase in accounts receivable                                         (1,565,585)    (1,647,712)
   (Increase) decrease in other assets                                       (170,644)       112,336
   (Decrease) increase in due to credit card holders                          (51,111)       793,978
   Increase in accounts payable and accrued liabilities                       662,169        837,166
                                                                          -----------    -----------
Total adjustments                                                            (466,654)     1,442,303
                                                                          -----------    -----------
Net cash (used in) provided by operating activities                        (1,226,489)       651,617
                                                                          -----------    -----------

Cash flows from investing activities:
   Proceeds from sale of equipment                                             5,233
   Net increase in credit card receivables                                     (4,061)      (518,455)
   Purchases of furniture, fixtures and equipment                            (188,280)      (130,177)
   Issuance of related party notes receivable                                (323,300)      (267,551)
   Repayment of related party notes receivable                                 72,823         24,825
                                                                          -----------    -----------
Net cash used in investing activities                                        (437,585)      (891,358)
                                                                          -----------    -----------

Cash flows from financing activities:
   Sale of treasury stock                                                     147,794
   Redemption of Series I preferred stock for cash                           (100,000)      (382,867)
   Proceeds from the exercise of warrants                                     215,416        321,000
   Proceeds from common stock private placements (net of offering costs)                     375,548
   Purchase of shares for treasury                                           (207,000)       (50,300)
   Increase in deferred costs                                                                (29,200)
   Issuance of notes payable, related parties and other                       772,810      1,669,152
   Repayment of notes payable, related parties and other                   (1,495,062)    (1,345,748)
   Net payments on line of credit                                                           (970,462)
                                                                          -----------    -----------
Net cash used in financing activities                                        (666,042)      (412,877)
                                                                          -----------    -----------

                                   (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                   (UNAUDITED)

                                                                              2003            2002
                                                                           -----------    -----------

Decrease in cash and cash equivalents                                       (2,330,116)      (652,618)
Cash and cash equivalents, beginning                                         8,931,713      7,830,426
                                                                           -----------    -----------
Cash and cash equivalents, ending                                          $ 6,601,597    $ 7,177,808
                                                                           ===========    ===========

Supplemental disclosure of cash flow information:

 Cash paid for interest                                                    $   714,294    $   713,063
                                                                           ===========    ===========

 Cash paid for taxes                                                                      $     5,500
                                                                                           ==========

Supplemental disclosure of non-cash investing and financing activities:

  Conversion of preferred stock to common stock                            $ 1,485,000    $   350,000
                                                                           ===========    ===========

  Warrants attached to convertible promissory notes                                       $    15,000
                                                                                          ===========

  Amortization of additional warrants issued to preferred
   stockholders                                                                           $    53,000
                                                                                          ===========

  Deferred compensation agreement entered into with a consultant                          $    72,000
                                                                                          ===========

  Related party note receivable exchanged for related party note payable
   by shareholder                                                                         $   200,000
                                                                                          ===========

  Conversion of promissory notes to common stock                                          $   100,000
                                                                                          ===========

  Conversion of accounts payable to common stock                           $   180,954
                                                                           ===========

  Equipment exchanged for a reduction in a note payable                    $    12,640
                                                                           ===========

  Reclassification of receivables from Net First and liabilities to Net First card holders to a net receivable from the FDIC:

   Credit card receivables, net                                                           $ 1,687,931
   Other receivables                                                                        6,261,571
   Accounts payable                                                                          (537,934)
   Due to credit card holders                                                              (5,235,559)
                                                                                          -----------
   Receivable from FDIC, as receiver for Net First                                        $ 2,176,009
                                                                                          ===========

       See notes to condensed consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

1.  INTERIM FINANCIAL STATEMENTS, BASIS OF PRESENTATION AND RECENT EVENTS:

    INTERIM FINANCIAL STATEMENTS:

    The condensed consolidated interim financial statements of Equitex, Inc. and subsidiaries (the "Company") for the three-month and six-month periods ended June 30, 2003 and 2002, have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of June 30, 2003, and for the periods ended June 30, 2003 and 2002, have been made. Except as described below, those adjustments consist only of normal and recurring adjustments.

    Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report filed with the Securities and Exchange Commission ("SEC") on April 15, 2003. The results of operations for the three months ended and six months ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year.

    BASIS OF PRESENTATION:

    The accompanying financial statements present the consolidated financial position of Equitex, Inc. and its wholly-owned subsidiaries, Key Financial Systems, Inc. ("Key"), Nova Financial Systems, Inc. ("Nova"), Chex Services, Inc. ("Chex") and its wholly-owned subsidiary Collection Solutions, Inc. ("Collection"), and Equitex's majority-owned subsidiary, Denaris Corporation ("Denaris") as of June 30, 2003 and December 31, 2002. The results of operations and cash flows of the Company for the three and six months ended June 30, 2003 present the consolidated results of Equitex, Key, Nova, Chex, Collection, and Denaris. The financial statements presented for the three and six month periods ended June 30, 2002 consist of the consolidated results of Equitex, Key, Nova and Chex. During the three and six months ended June 30, 2003, the net loss incurred by the Company's majority-owned subsidiary Denaris, exceeded the minority interest in the common equity (deficiency) of the subsidiary. The excess of 2003 losses applicable to the minority interest have been charged to the Company, and no minority interest is reflected in the Company's June 30, 2003 consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

    RECENT EVENTS:

    PROPOSED SALE OF CHEX:

    In July 2003, the Company announced that it executed a definitive agreement for the sale of its wholly-owned subsidiary, Chex Services, Inc. to Cash Systems, Inc. ("Cash Systems"), a publicly-traded Delaware Corporation. Terms of the agreement are for Cash Systems to issue 9,000,000 shares of common stock to Equitex for all of the outstanding common stock of Chex. As part of the agreement, Equitex is to distribute to its stockholders the number of shares required for Equitex to hold less than ten percent of Cash Systems' outstanding common stock following the transaction or 1,500,000 shares, whichever is less. Closing of the transaction is subject to certain requirements including necessary stockholder and regulatory approval, completion of final documents, due diligence and other customary pre-closing conditions.

                         EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, BASIS OF PRESENTATION AND RECENT EVENTS (CONTINUED):

    RECENT EVENTS (CONTINUED):

    NASDAQ STOCK MARKET LISTING:

    In July 2002, the Company received notice from the Nasdaq Stock Market
      ("Nasdaq") that the minimum bid price of the Company's common stock had fallen below the $1.00 per share price required for continued inclusion. On June 25, 2003 the Company received notification from Nasdaq that the Company has regained compliance with the $1.00 minimum bid price requirement for continuing listing.

    AGREEMENT WITH PAYMASTER JAMAICA:

    In August 2002, the Company entered into a binding agreement with Paymaster
      (Jamaica) Limited ("Paymaster Jamaica") to form a jointly-owned and operated company to replicate Paymaster Jamaica's financial services business model throughout the Caribbean, North America and ultimately, worldwide. This newly-formed company is to be named Paymaster Worldwide, Inc. ("PWI"). Under the terms of the agreement, the Company advanced $500,000 to Paymaster Jamaica in exchange for a 6% promissory note that may be converted into stock of PWI. As of June 30, 2003, PWI has not yet been formed.

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

                         EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

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

    The Company immediately implemented steps to eliminate Key's operating costs associated with marketing and servicing the Net First program. These steps included employee lay-offs of all but essential management and employee personnel necessary to re-establish its marketing and servicing capabilities upon the establishment of a new relationship with another financial institution. The Company has had discussions with financial institutions to initiate a new credit card program; however, the Company has not been successful in establishing such a relationship, and no longer intends to actively pursue such a relationship. At June 30, 2003, Key and Nova operations consist solely of processing residual payments on remaining active accounts.

                         EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, BASIS OF PRESENTATION AND RECENT EVENTS (CONTINUED):

    RECENTLY ISSUED ACCOUNTING PRONOUNCMENTS:

    In May 2003, the Financial Accounting Standards Board ("FASB") issued
      Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes new standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under previous guidance, issuers could account for many of those instruments as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the impact that the adoption of SFAS No. 150 will have on its results of operations and financial condition.

2.  RECEIVABLES:

    Receivables at June 30, 2003 and December 31, 2002 consist of the following:

                                                       June 30,  December 31,
                                                          2003         2002
                                                      -----------  -----------

    Credit card and ATM processors                    $ 3,948,241  $ 2,652,504
    Credit card receivables, net of allowance for
      losses of $2,042 (2003) and $3,465 (2002)           161,481      155,997
    Other receivables                                     950,655      698,924
                                                      -----------  -----------
                                                      $ 5,060,377  $ 3,507,425
                                                      ===========  ===========

    Amounts due from credit card and ATM processors arise primarily from credit card and ATM advances by Chex to casino patrons. Credit card receivables include refundable and earned fees, which represent the balance reported to customers. Credit card receivables are reduced by allowances for refundable fees and losses. Other receivables at June 30, 2003 include approximately $411,000 due from Paymaster Jamaica, of which $406,000 represents amounts due for services performed by Denaris, which has been recorded as deferred revenue at June 30, 2003. Also included in other receivables at June 30, 2003 and December 31, 2002, is $347,902 and $433,293, respectively, due from third party financial institutions to Key. These amounts are held in trust under agreements to secure payment of reservation fees due customers.

3.  GOODWILL, INTANGIBLE AND OTHER ASSETS:

    SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, prescribes a two-phase process for impairment testing of goodwill, which is performed once annually, absent indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. The Company has elected to perform its annual analysis during the fourth calendar quarter of each year. No indicators of impairment were identified during the first or second quarter of 2003.

                         EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

3.  GOODWILL, INTANGIBLE AND OTHER ASSETS (CONTINUED):

    Intangible and other assets consist of the following at June 30, 2003 and December 31, 2002:

                                         June 30, 2003                              December 31, 2002
                         --------------------------------------------  --------------------------------------------
                             Gross                           Net           Gross                           Net
                            carrying     Accumulated       carrying       carrying     Accumulated       carrying
                             amount     amortization        amount         amount     amortization        amount
                         -------------  -------------  --------------  -------------  -------------  --------------
Casino contracts         $   4,300,000  $   1,049,440  $    3,250,560  $   4,300,000  $     749,440  $    3,550,560
Non-compete agreements         350,000        131,300         218,700        350,000         99,300         250,700
Customer lists                 250,000        140,600         109,400        250,000        102,600         147,400
Trade names                    100,000                        100,000        100,000                        100,000
                         -------------  -------------  --------------  -------------  -------------  --------------
Total intangible assets      5,000,000      1,321,340       3,678,660      5,000,000        951,340       4,048,660
Other assets                    49,733                         49,733         49,733                         49,733
                         -------------  -------------  --------------  -------------  -------------  --------------
                         $   5,049,733  $   1,321,340  $    3,728,393  $   5,049,733  $     951,340  $    4,098,393
                         =============  =============  ==============  =============  =============  ==============

    The net carrying amount of intangible assets at June 30, 2003 is scheduled to be fully amortized by the end of 2009. Amortization expense for the net carrying amount of intangible assets at June 30, 2003, is estimated to be $370,000 for the remainder of 2003, and $735,000, $664,000, $659,000, and
      $600,000 in 2004, 2005, 2006 and 2007, respectively.

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

                         EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

4.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

    LITIGATION (CONTINUED):

    In August 2000, William G. Hays, Jr., liquidating agent for RDM Sports
      Group, Inc. and related debtors, filed an adversary proceeding against Equitex, Smith Gambrell and Russell, LLP, David J. Harris, P.C. and David
      J. Harris, in the United States Bankruptcy Court for the Northern District of Georgia, Newnan Division, Adversary Proceeding No. 00-1065. The liquidating agent alleges that the Company breached its October 29, 1987, consulting agreement with RDM, breached fiduciary duties allegedly owed to RDM, and that Equitex is liable for civil conspiracy and acting in concert with directors of RDM. The liquidating agent is seeking unspecified compensatory and punitive damages, along with attorney's fees, costs and interest. On April 2, 2001, the court granted Equitex's motion to enforce the arbitration clause contained in the consulting agreement. Because this matter is in the preliminary stages and no arbitration date has been set, it is too early to predict the outcome of this matter. In connection with the Company's distribution of its assets and liabilities to Equitex 2000, Inc. ("Equitex 2000") on August 6, 2001, Equitex 2000 has agreed to indemnify the Company and assume defense in this matter, as well as certain other legal actions existing at August 6, 2001. Although the Company believes this lawsuit is without merit, there is no assurance of a favorable outcome. The costs to defend this matter may be material, and an unfavorable outcome may have a material adverse effect on the Company should Equitex 2000 not be in a position to fulfill its indemnification to the Company for any losses that may be incurred.

    The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows of the Company.

    BONUS TO OFFICER:

    In June 2003, the Company's Board of Directors approved a bonus arrangement with the Company's president. The bonus arrangement, effective June 2, 2003, provides for an annual bonus to be calculated quarterly based on 5% of the increase in the market value of the Company's common stock, accrued quarterly, beginning with the closing price as reported by Nasdaq on December 31 of each year, and ending with the closing price on December 31 of the following year. Payments under the bonus arrangement are to be made at the discretion of the Company's management from time to time, as cash flow permits. Total compensation expense recorded under this arrangement for the three and six months ended June 30, 2003 was approximately $118,000, which is included in accrued liabilities at June 30, 2003.

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

                         EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

5.  STOCKHOLDERS' EQUITY (CONTINUED):

    SERIES D CONVERTIBLE PREFERRED STOCK (CONTINUED):

    During the six months ended June 30, 2003, 105 shares of Series D Preferred
      Stock, plus unpaid dividends of $29,791 were converted into 344,321 shares of common stock at conversion prices of $0.25 to $0.51 per share.

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

    SERIES J CONVERTIBLE PREFERRED STOCK:

    The Series J Preferred Stock was convertible, together with any cumulative unpaid dividends, at any time into shares of the Company's common stock at a conversion price per share equal to 65% of the average closing bid price of the Company's common stock as specified in the agreement (but in no event less than $0.40 per share).

                         EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

5.  STOCKHOLDERS' EQUITY (CONTINUED):

    SERIES J CONVERTIBLE PREFERRED STOCK (CONTINUED):

    Dividends on the Series J Preferred Stock were at 6% per annum plus a 4% dividend default rate, payable quarterly. Dividends were payable in cash or, at the Company's option, in shares of the Company's common stock.

    In January 2003, all of the outstanding shares of Series J Preferred Stock and unpaid dividends of $18,542 were converted into 3,496,354 shares of common stock at $0.40 per share.

    ISSUANCES OF COMMON STOCK:

    During the six months ended June 30, 2003, the Company issued 727,622 shares of common stock upon the conversion of warrants for $215,416, at an average conversion price of approximately $0.41 per share. Of these shares, 160,000 were issued to a subsidiary of the Company at an exercise price of $0.50 per share. The shares issued to the subsidiary are presented as common treasury stock. Accordingly, common treasury stock was increased by $80,000.

    During the six months ended June 30 2003, the Company also converted accounts payable of $180,954 into 259,891 shares of common stock at conversion prices of $0.64 to $0.72 per share, the market price of the common stock at the date of issuance.

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

                         EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

5.  STOCKHOLDERS' EQUITY (CONTINUED):

    STOCK OPTIONS AND WARRANTS (CONTINUED):

    In April 2003, the Company issued two-year warrants to the President of Paymaster Jamaica to purchase 70,000 shares of common stock at $0.52 per share(the market price of the common stock at the date of the grant). These warrants were valued at $12,500 based upon the Black-Scholes option pricing model.

    In May 2003, the Company issued two and one-half-year warrants to purchase
      450,000 shares of common stock. The exercise price on 200,000 of the warrants is $0.68 per share (the market price of the common stock at the date of the grant). The next 200,000 warrants have an exercise price of $0.88 per share and the remaining 50,000 warrants have an exercise price of $0.90 per share. These warrants were valued at approximately $78,000 based upon the Black-Scholes option pricing model.

    In May 2003 the Company also issued four-month warrants to purchase 500,000 shares of common stock at $0.69 per share(the market price of the common stock at the date of the grant) to consultants for services. These warrants were valued at $68,500 based upon the Black-Scholes option pricing model. A related party received 200,000 of these warrants.

    In May and June 2003 the Company granted five-year options to purchase
      1,400,000 shares of common stock to directors, officers and employees of the Company (which includes 760,000 options to Chex employees) and 100,000 options to a consultant for services. The options were granted under the 2003 Stock Option Plan (the "2003 Plan"). Common stock reserved for options under the 2003 Plan total 3,500,000. The options have exercise prices between $0.68 and $1.03 per share (the market price of the common stock at the respective grant dates). The options granted to the consultant were valued at $19,000 based upon the Black-Scholes option pricing model.

    During the six months ended June 30, 2003, the Company reduced the exercise price of certain existing warrants to purchase up to 221,625 shares of the Company's common stock, including 80,000 warrants issued to Chex. As a result of the reduction in exercise price, the Company recognized an additional $23,000 of stock based compensation expense relating to these repriced warrants.

                         EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

5.  STOCKHOLDERS' EQUITY (CONTINUED):

    STOCK OPTIONS AND WARRANTS (CONTINUED):

    The Company applies Accounting Principles Board Opinion No. 25, ACCOUNTING
      FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for options issued to employees under its stock option plans. Accordingly, no compensation expense has been recognized for options granted to employees at fair market value. Had compensation cost for the Company's stock option plans been determined based on the fair values at the grant dates for awards under the plans consistent with the fair-value based method of accounting prescribed by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's results would have been changed to the pro forma amounts indicated below:

                                                         Three Months Ended               Six Months Ended
                                                    June 30, 2003   June 30, 2002   June 30, 2003   June 30, 2002
                                                    -------------   -------------   -------------   -------------
       Net loss                                     $    (453,150)   $    (32,457)   $   (759,835)   $   (790,686)

       ADD: Stock-based employee compensation
       expense included in reported net income,
       net of related tax effects                             --              --              --              --

       DEDUCT: Total stock-based employee
       compensation  expense determined under fair
       value based  method for all awards,  net of
       related tax effects                               (484,000)            --         (484,000)            --
                                                    -------------   -------------   -------------   -------------

       Pro forma net loss                           $    (937,150)  $     (32,457)  $  (1,243,835)  $    (790,686)
                                                    =============   =============   =============   =============


       Net loss per share:

       Basic and diluted - as reported              $       (0.02)  $       (0.01)  $       (0.03)  $       (0.04)
                                                    =============   =============   =============   =============

       Basic and diluted - pro forma                $       (0.03)  $       (0.01)  $       (0.04)  $       (0.04)
                                                    =============   =============   =============   =============

    TREASURY STOCK TRANSACTIONS:

    In January 2003, Chex converted 650 shares of the Company's Series J
      Preferred Stock plus unpaid dividends of $8,884 into 1,647,211 shares of common stock. The cost of the preferred stock was $650,000, which has been reclassified from preferred treasury stock to common treasury stock.

    In April 2003, Chex exercised a warrant to purchase 160,000 shares of Equitex common stock at $.50 per share. The cost of the shares issued ($80,000) has been added to common treasury stock.

    In June 2003, Chex purchased 300,000 shares of Equitex common stock from its affiliate, Equitex 2000, for $0.69 per share (the market price of the common stock at the date of the purchase). The cost of the shares ($207,000) has been added to treasury stock.

                       EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                               (UNAUDITED)

5.  STOCKHOLDERS' EQUITY (CONTINUED):

    TREASURY STOCK TRANSACTIONS (CONTINUED):

    During the six months ended June 30, 2003, Chex sold 226,000 shares of Equitex common stock at prices between $0.57 and $0.70 per share (the market prices of the common stock at the date of each sale). The stock was acquired at an average cost of approximately $0.54 per share and the cost of the shares sold ($121,760) has been removed from treasury stock. The difference between the sales price and cost of the shares sold ($26,034) has been classified as additional paid in capital.

6.  OPERATING SEGMENTS:

    As of and for the three-month period ended June 30, 2003, segment results were as follows:

                                           Cash
                       Credit card     disbursement   Corporate
                         services        services     activities       Total
                      --------------   ------------  -----------   ------------
                      (Key and Nova)       (Chex)

   Revenues           $      130,549   $  4,545,486                $  4,676,035
   Net income (loss)          34,992        207,731  $  (695,873)      (453,150)
   Total assets              536,827     24,724,146    1,620,316     26,881,289


    As of and for the three-month period ended June 30, 2002, segment results were as follows:

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


    As of and for the six-month period ended June 30, 2003, segment results were as follows:

                                           Cash
                       Credit card     disbursement   Corporate
                         services        services     activities       Total
                      --------------   ------------  -----------   ------------
                      (Key and Nova)       (Chex)

   Revenues           $      265,292   $  9,119,437                $  9,384,729
   Net income (loss)          52,939        440,811  $(1,253,585)      (759,835)

                         EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

6.  OPERATING SEGMENTS (CONTINUED):

    As of and for the six-month period ended June 30, 2002, segment results were as follows:

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

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated/combined financial statements and notes thereto for the years ended December 31, 2002, 2001 and 2000. The financial results presented for the six months ended June 30, 2003 are those of Chex Services, Inc. ("Chex"), Key Financial Systems, Inc. ("Key"), Nova Financial Systems, Inc. ("Nova") and Denaris Corporation ("Denaris"), formed in August 2002, on a consolidated basis with those of Equitex, Inc. ("Equitex"). The financial results presented for the six months ended June 30, 2002 are those of Chex, Key and Nova on a consolidated basis with Equitex.

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

Our other operating subsidiary, Chex, anticipates positive cash flows in 2003. Additionally, Chex has begun to introduce new products during the year. These products are complementary to its existing products and services. Future products may include: cashless gaming smart cards, debit cards and customized funds transfer systems for multi-jurisdictional gaming operators. Additionally, included in notes payable are approximately $4 million of 12% notes payable by Chex, due at various dates over the next twelve months. Chex plans on renewing or extending the maturity date with a reduced interest rate thereby reducing interest costs and further increasing cash flow in the future.

In July 2003, we announced that Equitex executed a definitive agreement for the sale of Chex to Cash Systems, Inc. ("Cash Systems"), a publicly-traded Delaware Corporation. Terms of the agreement are for Cash Systems to issue 9,000,000 shares of common stock to Equitex for all of the outstanding common stock of Chex. As part of the agreement, Equitex is to distribute to its stockholders the number of shares required for Equitex to hold less than ten percent of Cash Systems' outstanding common stock following the transaction or 1,500,000 shares, whichever is less. Closing of the transaction is subject to certain requirements including necessary stockholder and regulatory approval, completion of final documents, due diligence and other customary pre-closing conditions.

Cash flow activity for the six months ended June 30, 2003, includes the activity of Chex, Key and Nova, Equitex, and Denaris. The 2002 activity includes the activity of Chex, Key and Nova and Equitex. For the six months ended June 30, 2003, net cash used in operating activities was $1,226,489 compared net cash provided by operating activities of $651,617 for the six months ended June 30, 2002. The most significant portion of this change was the changes in current assets and liabilities which used cash and adjusted the net loss by $466,654 for the six months ended June 2003 compared to the changes in the same assets and liabilities for the six months ended June 30, 2002 of $1,442,303 which provided cash. Of this change, the most significant amount was the change in the amount due credit card holders. For the six months ended June 30, 2003 there was a decrease in due to credit card holders of $51,111 compared to an increase of $793,978 for the six months ended June 30, 2002. Additionally, non-cash adjustments to the current year's results were $658,517 including depreciation and amortization of $555,739 and stock based compensation of $277,000 compared to total non-cash adjustments of $1,346,535, mostly comprised of $633,770 and $514,000 respectively for depreciation and amortization and stock based compensation for the six months ended June 30, 2002. In addition, non-cash adjustments for the six months ended June 30, 2003 included a decrease in the provision for losses of $174,222 compared to an increase in the provision for the six months ended June 30, 2002 of $116,065. In the current year, the Company reduced a provision that had previously been recorded, based upon the increase in market value of the collateral provided as security for a note receivable.

Cash used in investing activities for the six months ended June 30, 2003 was $437,585 compared to $891,358 for the six months ended June 30, 2002. Cash used in 2003 investing activities was primarily attributable to advances of $323,300 to related parties in exchange for notes receivable. Cash used in 2002 investing activities was primarily attributable to a net increase of $518,455 in credit card receivables, and issuances of $267,551 to related parties in exchange for notes receivable.

Cash used in financing activities for the six months ended June 30, 2003 was $666,042 compared to cash used in financing activities of $412,877 for the six months ended June 30, 2002. The significant activity for the six months ended June 30, 2003, included the Company receiving $215,416 from the exercise of warrants. In addition, Chex sold 226,000 shares of the Company's common stock for $147,794. The Company received proceeds of $772,810 upon the issuance of short-term notes payable to related parties and third parties and repaid $1,495,062 of related party and third party notes. During the six months ended June 30, 2003, the Company redeemed 90 shares of its Series I Preferred Stock for $100,000 in cash. The significant activity for the six months-ended June 30, 2002, included the company receiving $696,548 from the exercise of warrants and the issuance of common stock, proceeds received of $1,669,152 upon the issuance of short term related party and third party notes payable, and payments of $1,345,748 on short term notes payable to related parties and third parties. In addition, Chex reduced its net borrowings by $970,462 under its line of credit, and the Company redeemed 300 shares of its Series I Preferred stock for $382,867 in cash.

For the six months ended June 30, 2003, net cash decreased $2,330,116 compared to a decrease of $652,618 for the six months ended June 30, 2002, and ending cash at June 30, 2003, was $6,601,597 compared to $7,177,808 at June 30, 2002.
Significantly all of the Chex's cash is required to be utilized for its casino operations, and they are prohibited from using it for other corporate purposes. Consequently, Equitex needs to rely on other sources for its liquidity needs.

Other sources available to the Company that may be utilized include the sale of equity securities through private placements of common and/or preferred stock as well as the exercise of stock options and/or warrants, all of which may cause dilution to stockholders. The Company may also be able to borrow funds from related and/or third parties.

RESULTS OF OPERATIONS

REVENUES

Consolidated revenues for the six months ended June 30, 2003, were, $9,384,729 compared to consolidated revenues of $13,537,234 for the six months ended June 30, 2002. The decrease was due primarily to the reduction of revenues from Key and Nova resulting from the closure of Net First National Bank ("Net First") and subsequent termination of Key's credit card programs. Consolidated revenues for the three months ended June 30, 2003 were $4,676,085 compared to $5,766,861 for the three months ended June 30, 2002.

REVENUE BY SEGMENT:
                               Three months ended           Six months ended
                                   June 30,                     June 30,
Segment                       2003           2002         2003           2002
                           -----------   -----------   -----------  -----------
Cash disbursement
  services (Chex)           $4,545,486    $5,071,393   $9,119,444   $ 9,972,883
Credit card
  services (Key/Nova)          130,549       695,468      265,285     3,564,351
                           -----------   -----------  -----------   -----------
                           $ 4,676,035   $ 5,766,861  $ 9,384,729   $13,537,234
                           ===========   ===========  ===========   ===========

CASH DISBURSEMENT SERVICES SEGMENT

Chex processed over $399 million and $424 million in cash transactions for the six months ended June 30, 2003 and 2002, respectively. Revenues are derived principally from check cashing fees, credit and debit card advance fees, automated teller machine ("ATM") surcharge and transaction fees. For the three months ended June 30, 2003, Chex processed $199 million in cash transactions compared to $213 million for the three months ended June 30, 2002.

Chex cashes personal checks at its cash access locations for fees of between 5 and 6 percent based on its casino contracts. Chex also cashes "other" checks, comprised of tax and insurance refunds, casino employee payroll checks and casino jackpot winnings at a reduced rate. For the six months ended June 30, 2003, Chex cashed over $78 million of personal checks and over $73 million of "other checks". Fees earned on personal and "other" checks were approximately $4,066,000 and $540,000, respectively, for the six months ended June 30, 2003. For the six months ended June 30, 2002, Chex cashed personal checks and other checks of over $83 million and $77 million, respectively, and earned fees of $4,403,000 and $683,000, respectively. For the three months ended June 30, 2003, Chex cashed over $40 million of personal checks and over $35 million of "other checks". Fees earned on personal and "other" checks were approximately $2,068,000 and $261,000, respectively, for the three months ended June 30, 2003. For the three months ended June 30, 2002, Chex cashed personal checks and other checks of over $41 and $36 million, respectively, and earned fees of $2,237,000 and $293,000, respectively.

For the quarter ended June 30, 2003, Chex processed approximately 108,000 credit/debit card transactions with approximately $36 million in advances and earned fees of $1,303,000 on these transactions. For the three months ended June 30, 2002, Chex processed approximately 130,000 credit/debit card transactions with approximately $48 million in advances and earned fees of $1,500,000. For the six months ended June 30, 2002, Chex processed approximately 256,000 credit/debit card transactions with approximately $95 million in advances and earned fees of $2,911,000. For the six months ended June 30, 2003, Chex processed approximately 213,000 credit/debit and transactions with approximately $72 million in advances and earned fees of $2,604,000. For the six months ended June 30, 2003, Chex processed over 1,812,000 ATM transactions and earned commissions or fees of $1,625,000 on approximately $174 million of transactions. For the six months ended June 30, 2002, Chex processed approximately 1,632,000 transactions, earning commissions or fees of $1,669,000 on approximately $167 million of transactions. For the three months ended June 30, 2003 and 2002, Chex processed over 916,000 and 902,000 transactions, respectively. On these transactions, Chex earned revenues of $803,000 on $87 million of transaction for the three months ended June 30, 2003 compared to revenues of $882,000 on $86 million in transactions for the three month ended June 30, 2002. Chex collected fees of $246,000 on returned checks and had other income of $36,000 for the six months ended June 30, 2003, compared to commissions or fees of $225,000 on returned checks and other income of $80,000 for the six months ended June 30, 2002. Chex collected fees of $117,000 on returned checks and had other income of $12,000 for the three months ended June 30, 2003, compared to fees of $113,000 on returned checks and other income of $43,000 for the three months ended June 30, 2002.

Chex revenues were $4,545,486 for the three months ended June 30, 2003 compared to $5,071,393 for the three months ended June 30, 2002. Revenues for the six months ended June 30, 2003 were $9,119,437 compared to $9,972,883 for the six months ended June 30, 2002. Chex experienced a decrease in revenues during the periods primarily due to changes in customer mix resulting from a decrease in the number of active contracts on a comparative basis in 2003 versus 2002.

CREDIT CARD SERVICES SEGMENT

CREDIT CARD INCOME

On March 1, 2002, the Office of the Comptroller of the Currency closed Net First and appointed the FDIC as receiver. Key immediately ceased all marketing and processing of new credit card accounts at the close of business on March 1, 2002. In addition, the FDIC repudiated Key's contract with Net First effective March 4, 2002, and closed all the credit card accounts subject to Key's contract with Net First. The FDIC's action resulted in the termination of all future credit card servicing revenues to Key from the Net First portfolio after March 4, 2002.

Through February 28, 2002, the Net First portfolio provided $2,121,220 of credit card servicing fees. For the six months ended June 30, 2002, credit card servicing fees, application fees and other were $3,564,351 compared to $265,292 for the six months ended June 30, 2003. The revenue in the current period is a result of the residual payments on remaining active accounts.

Prior to March 1, 2002, credit card servicing fees were the major component of credit card income, which was Key and Nova's principal source of earnings before the closure of Net First. Credit card fees were assessed on credit card accounts owned by each company's client banks. These included monthly membership fees, late charges, over limit fees, and return check fees. The fees were paid to Key and Nova under a 100% loan participation agreement with the client bank. The Company has not issued any new cards since March 1, 2002, due to the closure of Net First.

APPLICATION FEES, NET OF DIRECT MARKETING COSTS

Key and Nova no longer receive application fees due to the closure of Net First and the termination of all marketing programs related to the Net First credit card. Application fees were $34,935 and $352,789, respectively, for the three months and six months ended June 30, 2002.

OTHER INCOME, NET

Other income for Key and Nova for the six months ended June 30, 2003 was $14,189 compared to $651,159 for the six months ended June 30, 2002. Other income for Key and Nova for the three months ended June 30, 2003 was $14,189 compared to $457,028 for the three months ended June 30, 2002. This income is mostly comprised of other marketing and lead income. Other income has decreased significantly in 2003 due to the closure of Net First.

OPERATING EXPENSES

Total operating expenses for the three and six months ended June 30, 2003, was $4,796,249 and $9,456,292 compared to $5,272,889 and $13,245,591 the three and six months ended June 30, 2002. The 2002 periods include expenses for the Company, Chex, Key and Nova. The 2003 periods include expenses of the Company, Chex, Key, Nova, and Denaris.

OPERATING EXPENSES BY SEGMENT:

                              Three months ended           Six months ended
                                   June 30,                    June 30,
Segment                      2003           2002         2003            2002
                          -----------   -----------   -----------   -----------
Cash disbursement
 services (Chex)          $ 4,049,873   $ 4,327,153    $8,064,047   $8 ,961,674
Credit card
 services (Key/Nova)           95,550       625,462       211,284     3,620,274
Corporate activities          650,826       320,274     1,180,961       663,643
                          -----------   -----------   -----------   -----------
                          $ 4,796,249   $ 5,272,889   $ 9,456,292   $13,245,591
                          ===========   ===========   ===========   ===========


CASH DISBURSEMENT SERVICES SEGMENT

Chex operating expenses of $4,049,873 and $4,327,153 for the three months ending June 30, 2003 and 2002, and $8,064,047 and $8,961,674 for the six months ended June 30, 2003 and 2002 were comprised as follows:

                                  Three months ended        Six months ended
                                      June 30,                  June 30,
Segment                           2003         2002         2003         2002
                               ----------   ----------   ----------   ----------
Fees to casinos                $1,539,844   $1,670,863   $3,048,086   $3,147,201
Salaries and related costs      1,462,986    1,492,563    2,944,860    3,403,322
Returned checks, net of
 collections                       85,317       68,891      123,431      238,545
General operating expenses        690,401      814,922    1,408,731    1,611,795
Depreciation and amortization     271,325      279,914      538,939      560,811
                               ----------   ----------   ----------   ----------
                               $4,049,873   $4,327,153   $8,064,047   $8,961,674
                               ==========   ==========   ==========   ==========

CREDIT CARD SERVICES SEGMENT

The closing of Net First and the shut down of their portfolio had a significant impact in reducing operating expenses from $3,620,274 for the six months ending June 30, 2002, compared to $211,284 for the six months ending June 30, 2003. The majority of the operating expenses were directly related to Key's credit card marketing efforts and portfolio servicing responsibilities under the contract with Net First. Effective March 11, 2002, Key eliminated all direct costs associated with the Net First program. Included in operating expenses for the six months ended June 30, 2003, were third party servicing fees of $144,790 associated with the remaining active accounts. Additionally, for the six months ended June 30, 2003, general operating expenses totaled $66,494. Third party servicing fees for the six months ended June 30, 2002 were $1,461,871 and personnel costs were $1,285,648. Other expenses including occupancy costs were $872,755 for the six months ended June 30, 2002.

CORPORATE ACTIVITY

Included in the six months ended June 30, 2003, are operating expenses for Equitex and Denaris of $1,180,961. These expenses are comprised of selling, general and administrative expenses of $531,250, stock-based compensation expense of $277,000, and personnel costs of $372,711. Stock-based compensation expense represents non-cash expenses related to issuances of warrants and options to third party consultants for services. Included in the selling, general and administrative expenses are professional fees and related expenses of $297,000, and other general operating costs of $234,250.

For the three months ended June 30, 2003 operating income (loss) by segment was comprised of the following: Chex $495,610, Key/Nova $34,992 and corporate activity of $(650,816), compared to operating income (loss) for the three months ended June 30, 2002 by segment of the following: Chex $744,240, Key/Nova $70,005 and corporate activity of $(320,273).

For the six months ended June 30, 2003 operating income (loss) by segment was comprised of the following: Chex $1,055,386, Key/Nova $54,001 and corporate activity of $(1,180,950), compared to operating income (loss) for the six months ended June 30, 2002 by segment of the following: Chex $1,011,210, Key/Nova $(55,923) and corporate activity of $(663,644).


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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt. The Company has both fixed and variable rate debt. Chex has $12,983,610 and $13,644,132 of debt outstanding as of June 30, 2003 and December 31, 2002, respectively, of which $11,733,610 and $12,208,776 has been borrowed at fixed rates ranging from 8% to 12% at June 30, 2003 and December 31, 2002, respectively. This fixed rate debt is subject to renewal annually and is payable upon demand with 90 days written notice by the debt holder. Chex also has $1,250,000 and $1,455,356 of variable rate debt at June 30, 2003 and December 31, 2002, respectively, owed to a bank. The lender presently charges interest at 0.50% to 0.75% over the prime rate.

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

                                    ITEM FOUR
                       DISCLOSURE CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO")/Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report. Based on that review and evaluation, the CEO/CFO has concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities

During the quarter ended June 30, 2003, the Company issued a total of 80,000 shares of its $0.02 par value common stock, which were not registered under the Securities Act of 1933, in various transactions as described below. For each of the following transactions, the Company relied upon the exemptions from registration provided by Sections 4(6) or 4(2) of the Securities Act and Rule 506 promulgated there under based upon (i) representations from each investor that it is an accredited or sophisticated investor with experience in investing in securities such that it could evaluate the merits and risks related to the Company's securities; (ii) that no general solicitation of the securities was made by the Company; (iii) each investor represented to the Company that it was acquiring the securities for its own account and not with a view towards further distribution; (iv) the securities issued were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act; (v) the Company placed appropriate restrictive legends on the certificates representing the securities regarding the restricted nature of these securities; and (vi) prior to completion of the transaction, each investor was informed in writing of the restricted nature of the securities, provided with all information regarding the Company as required under Rule 502 of Regulation D and were given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations. The shares were issued as follows:

On April 4, 2003, the Company issued 80,000 shares of its $0.02 par value common stock to its subsidiary, Chex Services, upon the conversion of 80,000 warrants to purchase common stock for proceeds of $40,000 or $0.50 per share.


Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        Exhibit 31 - Certification pursuant to Section 302 of the
        Sarbanes-Oxley Act of 2002

        Exhibit 32 - Certification pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Equitex, Inc.
                                      (Registrant)

Date: August 19, 2003                 By: /s/ Henry Fong
                                          ----------------------------------
                                          Henry Fong
                                          President, Treasurer and
                                          Chief Financial Officer