Form 10-Q
period 2003-09-30
EQUITEX INC
filed 2003-11-19
CIK 716101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 For the quarter ended September 30, 2003


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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding at November 19, 2003: 30,822,455

                         EQUITEX, INC. AND SUBSIDIARIES



PART I   FINANCIAL INFORMATION                                                       Page
                                                                                     ----

   Item 1.  Financial statements:

            Independent accountants' report                                               3

            Condensed consolidated balance sheets - September 30, 2003 (unaudited)
            and December 31, 2002                                                     4 - 5

            Condensed consolidated statements of operations-
            three and nine months ended September 30, 2003 and 2002 (unaudited)           6

            Condensed consolidated statement of changes in stockholders'
            equity - nine months ended September 30, 2003 (unaudited)                 7 - 8

            Condensed consolidated statements of cash
            flows - nine months ended September 30, 2003 and 2002 (unaudited)        9 - 10

            Notes to condensed consolidated financial statements                    11 - 22

   Item 2.  Management's discussion and analysis of financial
            condition and results of operations                                     23 - 28

   Item 3.  Quantitative and qualitative disclosures of market risk                      28

   Item 4.  Disclosure controls and procedures                                           28

PART II    OTHER INFORMATION

   Item 1.  Legal proceedings                                                            29

   Item 2.  Changes in securities and use of proceeds                                    29

   Item 3.  Defaults upon senior securities                                              29

   Item 4.  Submission of matters to a vote of security holders                          29

   Item 5.  Other information                                                            29

   Item 6.  Exhibits and reports on Form 8-K                                             29

            Signature                                                                    30

                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors
Equitex, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Equitex, Inc. and subsidiaries as of September 30, 2003, and the related condensed consolidated statements of operations and cash flows for the three-month and nine-month periods ended September 30, 2003 and 2002, and the related condensed consolidated statement of stockholders' equity for the nine months ended September 30, 2003. These financial statements are the responsibility of the Company's management.

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



/s/ GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
November 18, 2003

                        EQUITEX, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                September 30,  December 31,
                                                                   2003           2002
                                                                -----------   -----------
                                                                     (Unaudited)
Current assets:
  Cash and cash equivalents                                     $ 6,262,499   $ 8,931,713
  Receivables, net                                                3,379,289     3,507,425
  Current portion of notes receivable, including related
    parties of $182,700 (2003) and $245,322 (2002)                  789,016       245,322
  Interest receivable, related parties                               62,157        95,547
  Prepaid expenses and other                                        450,761       354,433
                                                                -----------   -----------
   Total current assets                                          10,943,722    13,134,440
                                                                -----------   -----------

Notes receivable, net, including related parties of
   $1,100,428 (2003) and $1,206,436 (2002)                        2,046,821     1,980,030
Property, equipment and leaseholds, net                           1,173,352     1,202,885
Deferred tax asset                                                1,380,000     1,380,000
Intangible and other assets, net                                  3,543,393     4,098,393
Goodwill                                                          5,636,000     5,636,000
                                                                -----------   -----------
                                                                 13,779,566    14,297,308
                                                                -----------   -----------
                                                                $24,723,288   $27,431,748
                                                                ===========   ===========

                                   (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          September 30,   December 31,
                                                                              2003            2002
                                                                          ------------    ------------
                                                                          (Unaudited)
Current liabilities:
  Accounts payable                                                        $  1,103,153    $  1,278,267
  Accrued expenses and other liabilities, including related
    party accruals of $250,135 (2003) and $375,109 (2002)                    1,855,933       1,379,878
  Accrued liabilities on casino contracts                                      648,026         622,361
  Current portion of long-term debt                                             51,727         251,727
  Line of credit, notes and loans payable                                   11,961,428      13,493,776
  Notes payable, related parties                                               155,421         254,194
  Due to credit card holders                                                   326,970         403,405
                                                                          ------------    ------------
   Total current liabilities                                                16,102,658      17,683,608
                                                                          ------------    ------------
  Long-term debt, net of current portion                                        75,175         240,629
                                                                          ------------    ------------
   Total liabilities                                                        16,177,833      17,924,237
                                                                          ------------    ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock; 2,000,000 shares authorized:
    Series D, 6%; stated value $1,000 per share; 408 shares (2003) and
     575 shares (2002) issued and outstanding; liquidation preference
     of $584,000                                                               408,000         575,000
    Series G, 6%; stated value $1,000 per share; 370 shares
     issued and outstanding; liquidation preference of $562,000                370,000         370,000
    Series I, 6%; stated value $1,000 per share; 1,600 shares (2003) and
     1,690 shares (2002) issued and outstanding; liquidation preference
     of $2,339,000                                                           1,600,000       1,690,000
    Series J, 6%; stated value $1,000 per share; 1,380 shares (2002)
     issued and outstanding                                                                  1,380,000
    Less preferred treasury stock; Series J, at cost; 650 shares (2002)                       (650,000)
  Common stock, $0.02 par value; 50,000,000 shares authorized;
    31,752,346 (2003) and 26,527,282 (2002) shares issued;
    29,390,278 (2003) and 26,111,425 (2002) shares outstanding                 635,047         530,546
  Additional paid-in capital                                                15,002,137      12,719,855
  Accumulated deficit                                                       (8,372,588)     (6,851,039)
  Less treasury stock at cost; 2,362,068 shares (2003) and
   415,857 shares (2002)                                                    (1,097,141)       (256,851)
                                                                          ------------    ------------
    Total stockholders' equity                                               8,545,455       9,507,511
                                                                          ------------    ------------
                                                                          $ 24,723,288    $ 27,431,748
                                                                          ============    ============

       See notes to condensed consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                   (UNAUDITED)

                                                         Three months ended September 30,  Nine months ended September 30,
                                                                2003            2002            2003            2002
                                                            ------------    ------------    ------------    ------------
Fee revenue                                                 $  4,825,045    $  5,039,922    $ 13,944,482    $ 15,012,805
Credit card income, net of provision for losses                   85,702         297,184         336,798       2,857,587
Application fees, net of direct marketing costs                                    1,259                         354,048
Other                                                                            539,286          14,196       1,190,445
                                                            ------------    ------------    ------------    ------------
       Total revenues                                          4,910,747       5,877,651      14,295,476      19,414,885
                                                            ------------    ------------    ------------    ------------

Fees paid to casinos                                           1,715,741       1,636,759       4,763,827       4,783,961
Salaries, wages and employee benefits                          1,729,708       2,079,926       5,047,700       6,514,382
Third party servicing fees                                        57,669         108,487         202,459       1,570,358
Other operating expenses                                       1,844,556       1,918,234       4,789,980       6,383,896
Impairment of FDIC receivable                                                  2,151,207                       2,151,207
                                                            ------------    ------------    ------------    ------------
                                                               5,347,674       7,894,613      14,803,966      21,403,804
                                                            ------------    ------------    ------------    ------------
Loss from operations                                            (436,927)     (2,016,962)       (508,490)     (1,988,919)
                                                            ------------    ------------    ------------    ------------

Other income (expense):
Interest income, including related party interest
  of $33,786 and $57,735 for the three and nine months
  ended September 30, 2003 and $48,756 and $91,931 for
  the three and nine months ended September 30, 2002              33,786          53,140          66,128          96,315
Interest expense, including related party interest of
  $144,349 and $421,148 for the three and nine months
  ended September 30, 2003, and $181,368 and $516,847
  for the three and nine months ended September 30,
  2002                                                          (350,573)       (392,506)     (1,047,187)     (1,218,410)
                                                            ------------    ------------    ------------    ------------
                                                                (316,787)       (339,366)       (981,059)     (1,122,095)
                                                            ------------    ------------    ------------    ------------
Loss before income taxes                                        (753,714)     (2,356,328)     (1,489,549)     (3,111,014)
Income tax expense                                                 8,000          14,000          32,000          50,000
                                                            ------------    ------------    ------------    ------------
Net loss                                                        (761,714)     (2,370,328)     (1,521,549)     (3,161,014)
Repricing of warrants issued to preferred stockholders          (235,000)                       (235,000)
Additional warrants issued to preferred stockholders                                                             (53,000)
Warrant accretion                                                 (3,300)                                         (9,990)
Redemption of convertible preferred stock in excess
  of beneficial conversion features                                                               38,430          86,000
Deemed preferred stock dividends                                 (57,000)        (82,000)       (176,500)       (253,000)
                                                            ------------    ------------    ------------    ------------
Net loss applicable to common stockholders                  $ (1,057,014)   $ (2,452,328)   $ (1,894,619)   $ (3,381,014)
                                                            ============    ============    ============    ============
Basic and diluted net loss per common share                 $      (0.04)   $      (0.10)   $      (0.07)   $      (0.15)
                                                            ============    ============    ============    ============
Weighted average number of common shares outstanding          29,170,051      23,568,522      28,777,656      22,303,992
                                                            ============    ============    ============    ============

       See notes to condensed consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                         NINE MONTHS ENDED SEPTEMBER 30, 2003

                                   (UNAUDITED)

                                                  Convertible preferred stock                         Common stock
                                                  ---------------------------     Preferred    -------------------------
                                                                                  treasury
                                                     Shares          Amount        stock         Shares        Amount
                                                   -----------    -----------    -----------   -----------   -----------
Balances, January 1, 2003                                4,015    $ 4,015,000     $(650,000)    26,527,282   $   530,546

Exercises of warrants for common stock                                                           1,001,566        20,031

Warrants issued for services

Purchase of shares of common stock by subsidiary from a related party

Redemption of Series I preferred stock for cash            (90)       (90,000)

Conversion of Series D preferred stock to
 common stock                                             (167)      (167,000)                     467,253         9,345

Conversion of Series J preferred stock to
  common stock                                          (1,380)    (1,380,000)      650,000      3,496,354        69,927

Conversion of accounts and notes payable to
  common stock                                                                                     259,891         5,198

Sale of treasury stock for cash

Repricing of warrants

Net loss
                                                   -----------    -----------    -----------   -----------   -----------
Balances, September 30, 2003                             2,378    $ 2,378,000    $        -     31,752,346   $   635,047
                                                   ===========    ===========    ===========   ===========   ===========

                                   (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                         NINE MONTHS ENDED SEPTEMBER 30, 2003

                                   (UNAUDITED)

                                                     Common       Additional                     Total
                                                    treasury       paid-in       Accumulated   stockholders'
                                                     stock         capital         deficit       equity
                                                   -----------    -----------    -----------   -----------

Balances, January 1, 2003                          $  (256,851)   $12,719,855   $ (6,851,039)  $ 9,507,511

Exercises of warrants for common stock                (105,050)       346,706
261,687

Warrants issued for services                                          254,000                      254,000

Purchase of shares of common stock by subsidiary
  from a related party                                (207,000)                                   (207,000)

Redemption of Series I preferred stock for cash                       (10,942)                    (100,942)

Conversion of Series D preferred stock to
  common stock                                                        157,655

Conversion of Series J preferred stock to
  common stock                                        (650,000)     1,310,073

Conversion of accounts and notes
  payable to common stock                                             175,756                      180,954

Sale of treasury stock for cash                        121,760         26,034                      147,794

Repricing of warrants                                                  23,000                       23,000

Net loss                                                                          (1,521,549)   (1,521,549)
                                                   -----------    -----------    -----------   -----------
Balances, September 30, 2003                       $(1,097,141)   $15,002,137    $(8,372,588)  $ 8,545,455
                                                   ===========    ===========    ===========   ===========

       See notes to condensed consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                   (UNAUDITED)

                                                                             2003            2002
                                                                          -----------    -----------
Cash flows provided by operating activities:
Net loss                                                                  $(1,521,549)   $(3,161,014)
                                                                          -----------    -----------
Adjustments to reconcile net loss to net cash
  provided by operating activities:
  (Recovery of) increase in provision for losses                              (14,599)       117,821
  Depreciation and amortization                                               836,068        961,893
  Beneficial conversion features on convertible promissory notes                              40,000
  Amortization of discount on convertible promissory notes                                    58,300
  Stock-based compensation expense                                            277,000        487,500
  Impairment of FDIC receivable                                                            2,151,207
  Gain on sale of equipment
(1,268)
  Changes in assets and liabilities:
   Increase (decrease) in accounts receivable                                 159,923       (773,483)
   (Increase) decrease in other assets                                        (96,328)       233,169
   (Decrease) increase in due to credit card holders                          (76,435)       679,990
   Increase in accounts payable and accrued liabilities                       507,560        736,986
                                                                          -----------    -----------
Total adjustments                                                           1,593,189      4,692,115
                                                                          -----------    -----------
Net cash provided by operating activities                                      71,640      1,531,101
                                                                          -----------    -----------

Cash flows from investing activities:
   Proceeds from sale of equipment                                              5,233          2,000
   Net decrease (increase) in credit card receivables                           3,403       (486,227)
   Purchases of furniture, fixtures and equipment                            (269,408)      (383,612)
   Issuance of related party notes receivable                                (286,771)      (628,499)
   Issuance of notes receivable, other                                       (606,316)      (500,000)
   Repayment of related party notes receivable                                295,401        124,258
                                                                          -----------    -----------
Net cash used in investing activities                                        (858,458)    (1,872,130)
                                                                          -----------    -----------

Cash flows from financing activities:
   Sale of treasury stock                                                     147,794
   Redemption of Series I preferred stock for cash                           (100,942)      (382,867)
   Proceeds from the exercise of warrants                                     261,687        406,513
   Proceeds from common stock private placement (net of offering costs)                      706,196
   Purchase of Equitex shares for treasury by subsidiary                     (207,000)       (80,000)
   Increase in deferred costs                                                                (29,200)
   Issuance of notes payable, related parties and other                     1,187,640      1,980,806
   Repayment of notes payable, related parties and other                   (2,171,575)    (2,286,597)
   Net payments on line of credit                                          (1,000,000)        (2,000)
                                                                          -----------    -----------
Net cash (used in) provided by financing activities                        (1,882,396)       312,851
                                                                          -----------    -----------

                                   (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                     NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                   (UNAUDITED)

                                                                              2003            2002
                                                                           -----------    -----------

Decrease in cash and cash equivalents                                       (2,669,214)       (28,178)
Cash and cash equivalents, beginning                                         8,931,713      7,830,426
                                                                           -----------    -----------
Cash and cash equivalents, ending                                          $ 6,262,499    $ 7,802,248
                                                                           ===========    ===========

Supplemental disclosure of cash flow information:

 Cash paid for interest                                                    $ 1,077,122    $ 1,063,983
                                                                           ===========    ===========

 Cash paid for taxes                                                       $   126,154    $     5,500
                                                                           ===========    ===========

Supplemental disclosure of non-cash investing and financing activities:

  Conversion of preferred stock to common stock                            $ 1,547,000    $   790,000
                                                                           ===========    ===========

  Warrants attached to convertible promissory notes                                       $    15,000
                                                                                          ===========

  Amortization of additional warrants issued to preferred
   stockholders                                                                           $    53,000
                                                                                          ===========

  Termination of agreement to issue common stock and warrants for
   Services                                                                               $   750,000
                                                                                          ===========

  Related party note receivable exchanged for related party note payable                  $   200,000
                                                                                          ===========

  Conversion of promissory notes, accrued interest and accounts payable
   to common stock                                                                        $   107,911
                                                                                          ===========
  Conversion of accounts and note payable to common stock
   by subsidiary                                                           $   180,954
                                                                           ===========

  Equipment exchanged for a reduction in a note payable                    $    12,640    $    62,814
                                                                           ===========    ===========

  Reclassification of receivables due from Net First and liabilities due to Net First card holders to a net receivable due from the FDIC:

   Credit card receivables, net                                                           $ 1,687,931
   Other receivables                                                                        6,261,571
   Accounts payable                                                                          (562,736)
   Due to credit card holders                                                              (5,235,559)
                                                                                          -----------
   Receivable from FDIC, as receiver for Net First                                        $ 2,151,207
                                                                                          ===========

       See notes to condensed consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, BASIS OF PRESENTATION AND RECENT EVENTS:

   INTERIM FINANCIAL STATEMENTS:

   The condensed consolidated interim financial statements of Equitex, Inc. and subsidiaries (the "Company") for the three-month and nine-month periods ended September 30, 2003 and 2002, have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of September 30, 2003, and for the periods ended September 30, 2003 and 2002, have been made. Except as described below, those adjustments consist only of normal and recurring adjustments.

   Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report filed with the Securities and Exchange Commission (`SEC") on April 15, 2003. The results of operations for the three months and nine months ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year.

   BASIS OF PRESENTATION:

   The accompanying financial statements present the consolidated financial position of Equitex, Inc. and its wholly-owned subsidiaries, Key Financial Systems, Inc. ("Key"), Nova Financial Systems, Inc. ("Nova"), Chex Services, Inc. ("Chex"), and its wholly-owned subsidiary Collection Solutions, Inc. ("Collection") and Equitex's majority-owned subsidiary, Denaris Corporation ("Denaris") as of September 30, 2003 and December 31, 2002. The results of operations and cash flows of the Company for the three and nine months ended September 30, 2003 present the consolidated results of Equitex, Key, Nova, Chex, Collection, and Denaris. The financial statements presented for the three and nine month periods ended September 30, 2002 consist of the consolidated results of Equitex, Key, Nova and Chex. During the three and nine months ended September 30, 2003, the net loss incurred by the Company's majority-owned subsidiary Denaris, exceeded the minority interest in the common equity (deficiency) of the subsidiary. The excess of 2003 losses applicable to the minority interest have been charged to the Company, and no minority interest is reflected in the Company's September 30, 2003 consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

   RECENT EVENTS:

   PROPOSED SALE OF CHEX:

   In July 2003, the Company announced that it executed a definitive agreement for the sale of its wholly-owned subsidiary, Chex Services, Inc. to Cash Systems, Inc. ("Cash Systems"), a publicly-traded Delaware Corporation. Terms of the agreement are for Cash Systems to issue 9,000,000 shares of common stock to Equitex for all of the outstanding common stock of Chex. As part of the agreement Equitex will distribute to its stockholders the number of shares required for Equitex to hold less than ten percent of Cash Systems' outstanding common stock following the transaction or 1,500,000 shares, whichever is less. Closing of the transaction is subject to certain requirements including necessary stockholder and regulatory approval, completion of final documents, due diligence and other customary pre-closing conditions.

                         EQUITEX, INC. AND SUBSIDIARIES

             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, BASIS OF PRESENTATION AND RECENT EVENTS (CONTINUED):

   PROPOSED SALE OF CHEX (CONTINUED):

   In November 2003, the Company announced that it executed a definitive agreement for the sale of Chex to iGames Entertainment, Inc. ("iGames"), a publicly traded Nevada Corporation. Terms of the agreement are for iGames to issue at least 62.5% of its common stock to Equitex, with the shares having a value of at least $63 million for all of the outstanding common stock of Chex. In addition, the agreement includes a $780,000 two-year agreement between iGames and Equitex's majority-owned subsidiary, Denaris, for various services to be provided by Denaris. As part of the agreement Equitex is to distribute to its stockholders the number of shares required for Equitex to hold less than ten percent of iGames' outstanding common stock following the transaction. Closing of the transaction is subject to certain requirements including necessary stockholder and regulatory approval, completion of final documents, due diligence and other customary pre-closing conditions.

   The Equitex Board of Directors intends to place both transactions before its stockholders and recommend that its stockholders approve the iGames transaction.

   NASDAQ STOCK MARKET LISTING:

   In July 2002, the Company received notice from the Nasdaq Stock Market
     ("Nasdaq") that the minimum bid price of the Company's common stock had fallen below the $1.00 per share price required for continued inclusion. In June 2003 the Company received notification that the Company regained compliance with Nasdaq pertaining to the $1.00 minimum bid price requirement for continuing listing.

   AGREEMENT WITH PAYMASTER JAMAICA:

   In August 2002, the Company entered into a binding agreement with Paymaster
     (Jamaica) Limited ("Paymaster Jamaica") to form a jointly-owned and operated company to replicate Paymaster Jamaica's financial services business model throughout the Caribbean, North America and ultimately, worldwide. This newly-formed company was to be named Paymaster Worldwide, Inc. ("PWI"). Under the terms of the agreement, the Company advanced $500,000 to Paymaster Jamaica that could be converted into stock of PWI if the Company was formed by August 15, 2003. Because the Company was not formed by this date, the $500,000 advance became a promissory note under the terms of the agreement. The note bears interest at 6%, is due in semi-annual payments of principal and interest, and is collateralized by shares of Paymaster Jamaica stock sufficient to represent on a fully diluted basis, 20% of the share ownership of the Company, which have been pledged by the President of Paymaster Jamaica.

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

                         EQUITEX, INC. AND SUBSIDIARIES

             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

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

   The Company immediately implemented steps to eliminate Key's operating costs associated with marketing and servicing the Net First program. These steps included employee lay-offs of all but essential management and employee personnel necessary to re-establish its marketing and servicing capabilities upon the establishment of a new relationship with another financial institution. The Company had discussions with financial institutions to initiate a new credit card program; however, the Company has not been successful in establishing such a relationship, and no longer intends to actively pursue such a relationship. At September 30, 2003, Key and Nova operations consist solely of processing residual payments on remaining active accounts.

                         EQUITEX, INC. AND SUBSIDIARIES

             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, BASIS OF PRESENTATION AND RECENT EVENTS (CONTINUED):

   STOCK OPTIONS:

   The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for options granted at fair market value. Had compensation cost for the Company's stock option plans been determined based on the fair values at the grant dates for awards under the plans consistent with the fair-value based method of accounting prescribed by Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation", the Company's results would have been changed to the pro forma amounts indicated below (in thousands):

                                                          Three Months Ended            Nine Months Ended
                                                    September 30,  September 30,  September 30,  September 30,
                                                        2003           2002           2003           2002
                                                    -------------  -------------  -------------  -------------
       Net loss                                     $   (761,714)  $ (2,370,328)  $ (1,521,549)  $ (3,161,014)
       ADD:  Stock-based   employee   compensation
       expense  included in  reported  net income,
       (loss) net of related tax effects                      --             --             --             --


       DEDUCT:    Total    stock-based    employee
       compensation  expense determined under fair
       value based  method for all awards,  net of
       related tax effects                                    --             --       (484,000)            --
                                                    -------------  -------------  -------------  --------------

       Pro forma net loss                           $   (761,714)  $ (2,370,328)  $ (2,005,549)  $  (3,161,014)
                                                    =============  =============  =============  ==============

       Net loss per share:

       Basic and diluted - as reported              $      (0.04)  $      (0.10)  $      (0.07)  $      (0.15)
                                                    =============  =============  =============  ==============
       Basic and diluted - pro forma                $      (0.04)  $      (0.10)  $      (0.08)  $      (0.15)
                                                    =============  =============  =============  ==============

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

     In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS
       No. 150, Accounting for CertaiN Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes new standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under previous guidance, issuers could account for many of those instruments as equity. SFAS No.150 requires that those instruments be classified as liabilities in statements of financial position. This statement does not affect the classification or measurement of convertible bonds, puttable stock, or other outstanding shares that are conditionally redeemable. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. The Company currently has no financial instruments that embody an unconditional obligation of the Company. Therefore, the adoption of SFAS No. 150 did not impact the Company's results of operations or financial condition.

                         EQUITEX, INC. AND SUBSIDIARIES

             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

2. RECEIVABLES:

   Receivables at September 30, 2003 and December 31, 2002 consist of the following:

                                                     September 30, December 31,
                                                          2003         2002
                                                      -----------  -----------

   Credit card and ATM processors                     $ 2,373,248  $ 2,652,504
   Credit card receivables, net of allowance for
     losses of $1,665 (2003) and $3,465 (2002)            154,394      155,997
   Other receivables                                      851,647      698,924
                                                      -----------  -----------

                                                      $ 3,379,289  $ 3,507,425
                                                      ===========  ===========

   Amounts due from credit card and ATM processors arise primarily from credit card and ATM advances by Chex to casino patrons. Credit card receivables include refundable and earned fees, which represent the balance reported to customers. Credit card receivables are reduced by allowances for refundable fees and losses. Other receivables at September 30, 2003 include approximately $552,233 due from Paymaster Jamaica, which represents amounts due for services performed by Denaris, which has been recorded as deferred revenue at September 30, 2003. Also included in other receivables at September 30, 2003 and December 31, 2002, is $299,414 and $433,293,
     respectively, due from third party financial institutions to Key. These amounts are held in trust under agreements to secure payment of reservation fees due customers.

3. NOTES RECEIVABLE:

   Included in related party notes receivable at December 31, 2002, are notes due from shareholders of $918,936, notes due from an affiliated company of Equitex of $522,721, and notes due from Chex employees of $10,101. Included in related party notes receivable at September 30, 2003, are notes are due from shareholders of $630,936, notes due from an affiliated company of Equitex of $649,492, and notes due from Chex employees of $2,700. During the quarter ending September 30, 2003, the Company recorded an allowance of $160,000 against the related party receivable due from an affiliated company of Equitex.

   Included in other receivables at September 30, 2003 and December 31, 2002, is a note due from Paymaster Jamaica of $500,000. As of December 31, 2002 and September 30, 2003, the Company also had a note due from a deceased Chex officer's estate of $273,594 and $446,393, respectively, net of allowances. The loan is collateralized by unregistered shares of the Company's common stock and accordingly, the Company reviews the valuation allowance regarding the note in relation to the shares pledged. As of December 31, 2002 and September 30, 2003, the valuation allowance was $1,211,100 and $1,038,300, respectively.

   Also included in notes receivable at September 30, 2003, is a note due from a customer of $606,316, representing the repayment of checks that were originally cashed at two casino locations and subsequently were returned for insufficient funds. The note provides for direct payment to the Company from funds anticipated to be available to the makers of the note during the fourth quarter of 2003.

4. GOODWILL, INTANGIBLE AND OTHER ASSETS:

   SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, prescribes a two-phase process for impairment testing of goodwill, which is performed once annually, absent indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. The Company has elected to perform its annual analysis during the fourth calendar quarter of each year. No indicators of impairment were identified during the nine months ended September 30, 2003.

                         EQUITEX, INC. AND SUBSIDIARIES

             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

4. GOODWILL, INTANGIBLE AND OTHER ASSETS (CONTINUED):

   Intangible and other assets consist of the following at September 30, 2003 and December 31, 2002:

                                         September 30, 2003                              December 31, 2002
                         --------------------------------------------  --------------------------------------------
                             Gross                           Net           Gross                           Net
                            carrying     Accumulated       carrying       carrying     Accumulated       carrying
                             amount     amortization        amount         amount     amortization        amount
                         -------------  -------------  --------------  -------------  -------------  --------------
Casino contracts         $   4,300,000  $   1,199,440  $    3,100,560  $   4,300,000  $     749,440  $    3,550,560
Non-compete agreements         350,000        147,300         202,700        350,000         99,300         250,700
Customer lists                 250,000        159,600          90,400        250,000        102,600         147,400
Trade names                    100,000                        100,000        100,000                        100,000
                         -------------  -------------  --------------  -------------  -------------  --------------
Total intangible assets      5,000,000      1,506,340       3,493,660      5,000,000        951,340       4,048,660
Other assets                    49,733                         49,733         49,733                         49,733
                         -------------  -------------  --------------  -------------  -------------  --------------
                         $   5,049,733  $   1,506,340  $    3,543,393  $   5,049,733  $     951,340  $    4,098,393
                         =============  =============  ==============  =============  =============  ==============

   The net carrying amount of intangible assets at September 30, 2003 is scheduled to be fully amortized by the end of 2009. Amortization expense for the net carrying amount of intangible assets at September 30, 2003, is estimated to be $185,000 for the remainder of 2003, and $735,000, $664,000, $659,000, and $600,000 in 2004, 2005, 2006 and 2007, respectively.

5. COMMITMENTS AND CONTINGENCIES:

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

   While the Company believes that it will ultimately be successful in collecting on its claim, there is no assurance that collection will eventually occur. Accordingly, the Company has allowed for 100% of the net remaining balance due of $2,151,207 from the FDIC, as receiver for Net First, in addition to amounts previously allowed for.

                         EQUITEX, INC. AND SUBSIDIARIES

             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

5. COMMITMENTS AND CONTINGENCIES (CONTINUED):

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

   In November 2003, Equitex reached a tentative settlement agreement with the liquidating agent pursuant to which Equitex is to pay the sum of $400,000 no later than May 21, 2004, in exchange for the dismissal of the adversary proceeding and the execution of a mutual release of claims by both parties. Should Equitex 2000 be unable to fulfill its obligations under the indemnification and settlement as agreed, Equitex would be required to perform under the proposed agreement.

   The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows of the Company.

   BONUS TO OFFICER:

   In June 2003, the Company's Board of Directors approved a bonus arrangement with the Company's president. The bonus arrangement, effective June 2, 2003, provides for an annual bonus to be calculated quarterly based on 5% of the increase in the market value of the Company's common stock, accrued quarterly, beginning with the closing price as reported by Nasdaq on December 31 of each year, and ending with the closing price on December 31 of the following year. Payments under the bonus arrangement are to be made at the discretion of the Company's management from time to time, as cash flow permits. Total compensation expense recorded under this arrangement for the three and six months ended September 30, 2003 was approximately $209,000, of which approximately $15,000 has been paid and approximately $194,000 is included in accrued liabilities at September 30, 2003.

                         EQUITEX, INC. AND SUBSIDIARIES

             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

6. STOCKHOLDERS' EQUITY:

   SERIES D CONVERTIBLE PREFERRED STOCK:

   The Series D Preferred Stock is convertible, together with any cumulative unpaid dividends, at any time into shares of the Company's common stock at a conversion price equal to 65% of the average closing bid price of the Company's common stock as specified in the agreement.

   The holder of each share of Series D convertible preferred stock is entitled to a 6% cumulative annual dividend, payable quarterly. Dividends are payable in cash or, at the Company's option, in shares of the Company's common stock. The Series D Preferred Stock contains liquidation preference equal to the sum of the stated value of each share plus an amount equal to 130% of the stated value plus the aggregate of all cumulative unpaid dividends on each share of Series D Preferred Stock until the most recent dividend payment date or date of liquidation, dissolution or winding up of the Company.

   During the nine months ended September 30, 2003, 167 shares of Series D
     Preferred Stock, plus unpaid dividends of $49,135 were converted into 467,253 shares of common stock at conversion prices of $0.25 to $0.66 per share.

   SERIES G CONVERTIBLE PREFERRED STOCK:

   The Series G Preferred Stock is convertible, together with any cumulative unpaid dividends, at any time into shares of the Company's common stock at a conversion price per share equal to the lesser of $6.50 or 65% of the average closing bid price of the Company's common stock as specified in the agreement.

   The holder of each share of the Series G Preferred Stock is entitled to cumulative dividends at 6% per annum plus a 4% dividend default rate, payable quarterly. Dividends are payable in cash or, at the Company's option, in shares of the Company's common stock. The Series G Preferred Stock contains a liquidation preference equal to the sum of the stated value of each share plus an amount equal to 130% of the stated par value plus the aggregate of all cumulative unpaid dividends on each share of Series G Preferred Stock until the most recent dividend payment date or date of liquidation, dissolution or winding up of the Company. All outstanding shares of Series G Preferred Stock were to automatically convert into common stock on August 31, 2003. However, the Company has been negotiating with the holder to extend the terms, therefore the holder has not elected to convert the preferred shares to common stock. The Series G Preferred Stock is redeemable at the Company's option at any time prior to its conversion, at a redemption price equal to $1,350 per share plus any cumulative unpaid dividends.

   SERIES I CONVERTIBLE PREFERRED STOCK:

   The Series I Preferred Stock is convertible, together with any cumulative unpaid dividends, at any time into shares of the Company's common stock at a conversion price per share equal to the lesser of $5.98 or 65% of the average closing price of the Company's common stock as specified in the agreement.

                         EQUITEX, INC. AND SUBSIDIARIES

             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

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

   In September 2003, the Company redeemed accrued unpaid dividends on the Series I Preferred Stock for $942.

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

   ISSUANCES OF COMMON STOCK:

   During the nine months ended September 30, 2003, the Company issued 1,001,566 shares of common stock upon the conversion of warrants for $366,737, at an average conversion price of $0.37 per share. Of these shares, 225,000 were issued to a subsidiary of the Company at exercise prices of $0.38 to $0.50 per share. The shares issued to the subsidiary are presented as common treasury stock. Accordingly common treasury stock was increased by $105,050.

   During the nine months ended September 30, 2003, the Company also converted accounts payable of $180,954 into 259,891 shares of common stock at conversion prices of $0.64 to $0.72 per share, the market price of the common stock at the date of issuance.

                         EQUITEX, INC. AND SUBSIDIARIES

             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

6. STOCKHOLDERS' EQUITY (CONTINUED):

   STOCK OPTIONS AND WARRANTS:

   In January 2003, the Company issued a one-year warrant to a consultant for services to purchase 100,000 shares of the Company's common stock at $0.41 per share (the market price of the common stock at the date of the grant). These warrants were valued at $12,000 based upon the Black-Scholes option pricing model.

   In January 2003, the Company also issued two-year warrants to consultants and unrelated parties to purchase 400,000 shares of common stock at $0.54 per share (the market price of the common stock at the date of the grant). These warrants were valued at $64,000 based upon the Black-Scholes option pricing model.


   In April 2003, the Company issued two-year warrants to a consultant for services to purchase 70,000 shares of common stock at $0.52 per share (the market price of the common stock at the date of the grant). These warrants were valued at $12,500 based upon the Black-Scholes option pricing model.

   In May 2003, the Company issued two-year warrants to a consultant for services to purchase 450,000 shares of common stock. The exercise price on 200,000 warrants is $0.68 per share (the market price of the common stock at the date of the grant). The next 200,000 warrants have an exercise price of $0.88 per share and the remaining 50,000 warrants have an exercise price of $0.90 per share. These warrants were valued at approximately $78,000 based upon the Black-Scholes option pricing model.

   In May 2003 the Company also issued four month warrants to consultants for services to purchase 500,000 shares of common stock at $0.69 per share (the market price of the common stock at the date of the grant). These warrants were valued at $68,500 based upon the Black-Scholes option pricing model. A related party received 200,000 of these warrants.

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

   In May and June 2003, the Company reduced the exercise price of certain existing warrants to purchase up to 221,625 shares of the Company's common stock, including 80,000 warrants issued to Chex. As a result of the reduction in exercise price, the Company recognized an additional $23,000 of stock based compensation expense relating to these repriced warrants.

   In September 2003, the Company reduced the exercise price of certain existing warrants to purchase up to 946,400 shares of the Company's common stock to induce the holders to exercise these warrants. The warrants were initially issued in connection with the sale of preferred stock. As a result of the reduction in the exercise price, loss applicable to common stockholders was increased by $235,000 for the three months ended September 30, 2003.

                         EQUITEX, INC. AND SUBSIDIARIES

             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

6. STOCKHOLDERS' EQUITY (CONTINUED):

   TREASURY STOCK TRANSACTIONS:

   In January 2003, Chex converted 650 shares of the Company's Series J
     Preferred Stock plus unpaid dividends of $8,884 into 1,647,211 shares of common stock. The cost of the preferred stock was $650,000, which has been reclassified from preferred treasury stock to common treasury stock.

   In April 2003, Chex exercised a warrant to purchase 160,000 shares of Equitex common stock at $0.50 per share. The cost of the shares issued ($80,000) has been added to treasury stock.

   In June 2003, Chex purchased 300,000 shares of Equitex common stock from its affiliate, Equitex 2000, Inc. for $0.69 per share (the market price of the common stock at the date of the purchase). The cost of the shares ($207,000) has been added to treasury stock.

   In August 2003, Chex exercised warrants to purchase 65,000 shares of Equitex common stock at $0.385 per share. The cost of these shares issued ($25,050) has been added to treasury stock.

   During the nine months ended September 30, 2003, Chex sold 226,000 shares of Equitex common stock between $0.57 and $0.70 per share (the market prices of the common stock at the date of each sale). The stock was acquired at an average cost of approximately $0.54 per share and the cost of the shares sold ($121,760) has been removed from treasury stock. The difference between the sales price and cost of the shares sold ($26,034) has been classified as additional paid in capital.

                         EQUITEX, INC. AND SUBSIDIARIES

             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

7. OPERATING SEGMENTS:

   As of and for the three-month period ended September 30, 2003, segment results were as follows:

                                           Cash
                       Credit card     disbursement   Corporate
                         services        services     activities       Total
                      --------------   ------------  -----------   ------------
                      (Key and Nova)       (Chex)

   Revenues           $       85,702   $  4,825,045               $   4,910,747
   Net income (loss)         (32,695)        72,814   $ (801,833)      (761,714)
   Total assets              475,773     22,856,661    1,390,854     24,723,288

   As of and for the three-month period ended September 30, 2002, segment results were as follows:

                                           Cash
                       Credit card     disbursement   Corporate
                         services        services     activities       Total
                      --------------   ------------  -----------   ------------
                      (Key and Nova)       (Chex)

   Revenues           $      837,728   $  5,039,923                $  5,877,651
   Net income (loss)      (2,259,446)       140,171  $  (251,053)    (2,370,328)
   Total assets            1,650,422     25,951,041      933,210     28,534,673


   As of and for the nine-month period ended September 30, 2003, segment results were as follows:

                                           Cash
                       Credit card     disbursement   Corporate
                         services        services     activities       Total
                      --------------   ------------  -----------   ------------
                      (Key and Nova)       (Chex)

   Revenues           $      350,994   $ 13,944,482               $  14,295,476
   Net income (loss)          20,244        539,656  $(2,081,449)    (1,521,549)


   As of and for the nine-month period ended September 30, 2002, segment results were as follows:

                                           Cash
                       Credit card     disbursement   Corporate
                         services        services     activities       Total
                      --------------   ------------  -----------   ------------
                      (Key and Nova)       (Chex)

   Revenues           $    4,402,080   $ 15,012,805                $ 19,414,885
   Net income (loss)      (2,315,369)       430,269  $ (1,275,914)   (3,161,014)

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

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated/combined financial statements and notes thereto for the years ended December 31, 2002, 2001 and 2000. The financial results presented for the nine months ended September 30, 2003 are those of Chex Services, Inc. ("Chex"), Key Financial Systems, Inc. ("Key"), Nova Financial Systems, Inc. ("Nova") and Denaris Corporation ("Denaris"), formed in August 2002, on a consolidated basis with those of Equitex, Inc. The financial results presented for the nine months ended September 30, 2002 are those of Chex, Key and Nova on a consolidated basis with Equitex.

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

Cash flow activity for the nine months ended September 30, 2003, includes the activity of Chex, Key and Nova, Equitex, and Denaris. Cash flow activity for the three months ended September 30, 2002 includes the activity of Chex, Key and Nova and Equitex. For the nine months ended September 30, 2003, net cash provided by operating activities was $71,640 compared to $1,531,101 for the nine months ended September 30, 2002. The most significant portion of this change was the changes in current assets and liabilities which provided cash and adjusted the net loss by $494,720 for the nine months ended September 30, 2003 compared to the changes in the same assets and liabilities for the nine months ended September 30, 2002 of $876,662. Additionally, non-cash adjustments to the current year's results were $1,098,469 including depreciation and amortization of $836,068 and stock based compensation of $277,000 compared to total non-cash adjustments of $3,815,453, mostly comprised of $2,151,207 for the impairment of the FDIC receivable, and $961,893 and $487,500, respectively, for depreciation and amortization and stock based compensation for the nine months ended September 30, 2002. For the nine months ended September 30, 2003 there was a decrease in the provision for losses of $14,599 compared to an increase in the provision for the nine months ended September 30, 2002 of $117,821. During the nine months ended September 30, 2003, the company reduced a provision that had previously been recorded based upon the improvement in the collateral provided as security for a note receivable.

Cash used in investing activities for the nine months ended September 30, 2003 was $858,458 compared to $1,872,130 for the nine months ended September 30, 2002. Cash used in 2003 investing activities was primarily attributable to net advances of $597,686 to related parties and others on notes receivable. Cash used in 2002 investing activities was primarily due to an increase of $486,227 in credit card receivables, and net advances of $1,387,853 to related parties and others on notes receivable.

Cash provided by financing activities for the nine months ended September 30, 2002 was $312,851 compared to cash used in financing activities of $1,882,396 for the nine months ended September 30, 2003. The significant activity for the nine months ended September 30, 2003, included the Company making repayments on notes payable (related parties and other) and on its line of credit of $2,171,585 and $1,000,000, respectively, offset by the Company receiving $261,687 from the exercise of warrants; also Chex sold 226,000 shares of the Company's common stock for $147,794. The Company also received proceeds of $1,187,640 upon the issuance of short-term notes payable to related parties. During the nine months ended September 30, 2003, the Company redeemed 90 shares of its Series I Preferred Stock for $100,942 in cash. The significant activity for the nine months ended September 30, 2002, included the company receiving $1,112,709 from the exercise of warrants and the issuance of common stock, proceeds received of $1,980,806 upon the issuance of short term related party and third party notes payable, and payments of $2,286,597 on short term notes payable to related parties and third parties. In addition, the Company redeemed 300 shares of its Series I Preferred stock for $382,867 in cash.

For the nine months ended September 30, 2003, net cash decreased $2,669,214 compared to a decrease of $28,178 for the nine months ended September 30, 2002, and ending cash at September 30, 2003, was $6,262,499 compared to $7,802,248 at September 30, 2002. Significantly all of the Chex's cash is required to be utilized for its casino operations, and they are prohibited from using it for other corporate purposes. Consequently Equitex needs to rely on other sources for its liquidity needs.

Other sources available to us that we may utilize include the sale of equity securities through private placements of common and/or preferred stock as well as the exercise of stock options and/or warrants, all of which may cause dilution to our stockholders. In October 2003, the Company recieved cash of approximately $828,000 upon the exercise the exercise of approximately 1,432,000
warrants.   We may also be able to borrow funds from related and/or third parties.

RESULTS OF OPERATIONS

REVENUES

Consolidated revenues for the nine months ended September 30, 2003, were, $14,295,476 compared to consolidated revenues of $19,414,885 for the nine months ended September 30, 2002. Consolidated revenues for the three months ended September 30, 2003, were $4,910,947, compared to consolidated revenues of $5,877,651 for the three months ended September 30, 2002. The decrease in each of the periods was due primarily to the reduction of revenues from Key and Nova resulting from the closure of Net First and our subsequent termination of our credit card programs.

REVENUE BY SEGMENT
                               Three months ended       Nine months ended
                                  September 30,           September 30,
Segment                        2003        2002         2003         2002
-------                     ----------  ----------   ----------  -----------

Cash disbursement services  $4,825,045  $5,039,922  $13,944,482  $15,012,805
Credit card services            85,702     837,729      350,994    4,402,080
                            ----------  ----------  -----------  -----------
                            $4,910,747  $5,877,651  $14,295,476  $19,414,885
                            ==========  ==========  ===========  ===========

CASH DISBURSEMENT SERVICES SEGMENT

Chex processed over $611 million and $638 million in cash transactions for the nine months ended September 30, 2003 and 2002, respectively. Revenues are derived principally from check cashing fees, credit and debit card advance fees, automated teller machine ("ATM") surcharges and transaction fees.

Chex cashes personal checks at its cash access locations for fees of between 5 and 6 percent based on its casino contracts. Chex also cashes "other" checks, comprised of tax and insurance refunds, casino employee payroll checks and casino jackpot winnings at a reduced rate. For the nine months ended September 30, 2003, Chex cashed over $122 million of personal checks and also over $109 million of "other checks". Fees earned on personal and "other" checks were approximately $6,271,000 and $807,000, respectively, for the nine months ended September 30, 2003. For the nine months ended September 30, 2002, Chex cashed over $128 million personal checks and also over $116 million of "other checks". Fees earned on personal and "other checks" were approximately $6,733,000 and $940,000, respectively.

For the nine months ended September 30, 2003, Chex processed approximately 327,000 credit/debit card transactions with approximately $112 million in advances and earned fees of $3,983,000 on these transactions. For the nine months ended September 30, 2002, Chex processed approximately 377,000 credit/debit card transactions with approximately $138 million in advances and earned fees of $4,281,000 on these transactions. For the nine months ended September 30, 2003, Chex processed over 2,700,000 ATM transactions and earned commissions or fees of $2,459,000 on approximately $266 million of transactions. For the nine months ended September 30, 2002, Chex processed approximately 2,500,000 million ATM transactions and earned commissions or fees of $2,589,000 on approximately $255 million of transactions. Chex collected fees of $377,000 on returned checks and had other income of $47,000 for the nine months ended September 30, 2003, compared to $336,000 on returned checks and other income of $134,000 for the nine months ended September 30, 2002.

For the three months ended September 30, 2003, Chex cashed over $43 million of personal checks and over $36 million of "other checks", earning fees of approximately $2,205,000 and $266,000, respectively. For the three months ended September 30, 2002, Chex cashed over $45 million of personal checks and over $38 million of "other checks", earning fees of approximately $2,330,000 and $257,000, respectively.

For the three months ended September 30, 2003, Chex processed over 940,000 ATM transactions, earning fees of $833,000 on over $92 million in transactions, compared to 880,000 transactions, earning fees of $919,000 on over $87 million in transactions for the three months ended September 30, 2002.

For the three months ended September 30, 2003, Chex processed approximately 113,000 credit/debit card transactions, with approximately $39 million in advances, and earned fees of approximately $1,378,000 on these transactions. For the three months ended September 30, 2002, Chex processed approximately 118,000 transactions, with approximately $42 million in advances, and earned fees of approximately $1,369,000 on these transactions.

For the three months ended September 30, 2003 and September 30, 2002, Chex collected fees of $131,000 and $112,000, respectively on returned checks and had other income of approximately $12,000 and $53,000, respectively.

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

Through February 28, 2002, the Net First portfolio provided $2,121,220 of credit card servicing fees. For the nine months ended September 30, 2002, credit card servicing fees, application fees and other was $4,402,080 compared to $350,994 for the nine months ended September 30, 2003. For the three months ended September 30, 2003, credit card servicing fees were $85,702 compared to $350,944 for the three months ended September 30, 2002. The revenue in the current period is the residual payments on remaining active accounts.

Prior to March 1, 2002, credit card servicing fees were the major component of credit card income, which was Key and Nova's principal source of earnings before the closure of Net First. Credit card fees were assessed on credit card accounts owned by each company's client banks. These include monthly membership fees, late charges, over limit fees, and return check fees. The fees were paid to Key and Nova under a 100% loan participation agreement with the client bank. Credit card servicing fees for the nine months ended September 30, 2002, were $2,857,587. The Company has not issued any new cards since March 1, 2002, due to the closure of Net First.

APPLICATION FEES, NET OF DIRECT MARKETING COSTS

Key and Nova no longer receive application fees due to the closure of Net First and the termination of all marketing programs related to the Net First credit card. Application fees were $354,048 for the nine months ended September 30, 2002, and $1,259 for the three months ended September 30, 2002..

OTHER INCOME, NET

Other income for Key and Nova for the nine months ended September 30, 2003, was $14,189 compared to $1,190,445 for the nine months ended September 30, 2002. There was no other income for Key and Nova for the three months ended September 30, 2003 and $539,286 for the nine months ended September 30, 2002. This income is mostly comprised of other marketing and lead income, which was significantly higher in 2002 when Key and Nova were producing marketing and lead revenues after the March 1, 2002, closure of Net First.

OPERATING EXPENSES

Total operating expenses for the three and nine months ended September 30, 2003, was $5,347,674 and $14,803,966 compared to $7,894,613 and $21,403,804 the three and nine months ended September 30, 2002, respectively. The 2002 periods include expenses for the Company, Chex, Key and Nova. The 2003 periods include expenses of the Company, Chex, Key Nova, and Denaris.

                               Three months ended         Nine months ended
                                  September 30,             September 30,
Segment                        2003          2002        2003            2002
-------                     ----------   ----------   -----------   -----------
Cash disbursement services  $4,452,851   $4,564,381   $12,516,898   $13,526,055
Credit card services           118,397    3,097,174       329,181     6,717,448
Corporate activities           776,426      233,058     1,957,387     1,160,301
                            ----------   ----------   -----------   -----------
                            $5,347,674   $7,894,613   $14,803,966   $21,403,804
                            ==========   ==========   ===========   ===========


CASH DISBURSEMENT SERVICES SEGMENT

Chex operating expenses of $4,452,851 and $4,564,381 for the three months ending September 30, 2003 and 2002, and $12,516,898 and $13,526,055 for the nine months ended September 30, 2003 and 2002 were comprised as follows:

                                         Three months  Three months  Nine months   Nine months
                                             ended         ended         ended         ended
                                         September 30, September 30, September 30, September 30,
                                             2003          2002          2003          2002
                                          ----------    ----------   -----------    ----------
Fees to casinos                           $1,715,741    $1,636,759   $ 4,763,827    $4,783,961
Salaries and related costs                 1,522,554     1,522,464     4,467,414     4,487,785
Returned checks, net of collections          176,735       253,044       300,166       491,589
General operating expenses                   763,529       856,714     2,172,269     1,611,795
Depreciation and amortization                274,292       295,400       813,231       856,211
                                          ----------    ----------   -----------   -----------
                                          $4,452,851    $4,564,381   $12,516,898   $13,526,055
                                          ==========    ==========   ===========   ===========

CREDIT CARD SERVICES SEGMENT

The closing of Net First and the shut down of their portfolio has had a significant impact in reducing operating expenses from $6,717,448 for the nine months ending September 30, 2002, compared to $329,681 for the nine months ending September 30, 2003. Included in the operating expenses for the three and nine months ended September 30, 2002, is the impairment of the FDIC receivable for $2,151,207. The majority of the remaining operating expenses were directly related to Key's credit card marketing efforts and portfolio servicing responsibilities under the contract with Net First. Effective March 11, 2002, Key has eliminated all direct costs associated with the Net First program. Included in operating expenses for the nine months ended September 30, 2003, were third party servicing fees of $202,459 associated with the remaining active accounts. Additionally, for the nine months ended September 30, 2003, there were general operating expenses of $126,801. Third party servicing fees for the nine months ended September 30, 2002 were $1,570,358 and personnel costs were $1,740,800. Other expenses including occupancy costs were $1,255,083 for the nine months ended September 30, 2002.

CORPORATE ACTIVITY

Included in the three and nine months ended September 30, 2003, are operating expenses for Equitex and Denaris of $776,426 and $1,957,387. For the three months ended September 30, 2003, these operating expenses are comprised of selling, general and administrative expenses of $569,272 and personnel costs of $207,154. Included in the general and administrative expenses is a reserve of $160,000 on a related party note, as well as $183,951 of expenses related to previously incurred professional fees associated with preparing Chex for an initial public offering. The remaining major components of the general and administrative expenses are legal, accounting, and professional services of $109,500 and general office expenses of $115,821. For the nine months ended September 30, 2003, total costs comprise of general and administrative expenses of $1,377,522 and $579,865 in personnel costs. Included in the general and administrative expenses are $160,000 reserve on a note receivable from an affiliate, and the $183,951 expenses described above, as well as $277,000 of stock-based compensation expense. Other general and administrative expenses for the nine months ended September 30, 2003, include professional fees of $385,641 and general office expenses of $370,930. Stock-based compensation expense represents non-cash expenses related to issuances of warrants and options to third party consultants for services.

Operating expenses for the three and nine months ended September 30, 2002, were $233,058 and $1,169,301, respectively. For the nine months, these expenses are comprised of professional fees of $367,145, salaries and related costs of $235,796, charges related to a late registration filing regarding the Series I convertible preferred shares of $263,600, stock-based compensation of $49,500 and $194,260 of other general operating costs.

For the three months ended September 30, 2002, costs were comprised of professional fees of $117,635, salaries and related costs of $102,311, other general operating costs of $39,612, offset by a reduction in stock-based compensation of $26,500.


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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt. The Company has both fixed and variable rate debt. Chex has $11,732,678 and $13,644,132 of debt outstanding as of September 30, 2003 and December 31, 2002, respectively, of which $11,437,776 and $12,208,766 has been borrowed at fixed rates ranging from 8% to 12% at September 30, 2003 and December 31, 2002, respectively. This fixed rate debt is subject to renewal annually and is payable upon demand with 90 days written notice by the debt holder. Chex also has $301,902 and $1,455,356 of variable rate debt at September 30, 2003 and December 31, 2002, respectively, owed to a bank. The lender presently charges interest at 0.5% to 0.75% over the prime rate.

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

                                    ITEM FOUR
                       DISCLOSURE CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO")/Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO/CFO has concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities

        None

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

                                      Equitex, Inc.
                                      (Registrant)

Date: November 19, 2003               By: /s/ Henry Fong
                                          ----------------------------------
                                          Henry Fong
                                          President, Treasurer and
                                          Chief Financial Officer