Form 10-K
period 2003-12-31
EQUITEX INC
filed 2004-04-14
CIK 716101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

               /X/ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For
                    the fiscal year ended: DECEMBER 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: /X/

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $24,893,275 based on the last sale price of the Registrant's common stock on March 31, 2004, ($0.99 per share) as reported by the Nasdaq Stock Market.

The Registrant had 33,894,728 shares of common stock outstanding as of March 31, 2004.

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

Effective December 1, 2001, we acquired all the outstanding common stock of Chex Services, Inc. in exchange for 1,992,001 shares of our common stock valued at $10,119,000 ($5.08 per share), in a transaction accounted for as a purchase. Chex Services provides comprehensive cash access services to 44 casinos and other gaming establishments.

In August 2002 we formed a new majority owned subsidiary, Denaris Corporation, to pursue opportunities in stored value card operations. In return for assigning our rights to certain notes receivable as well as the opportunity to acquire certain technological and other information from our subsidiary Key Financial Systems, Denaris agreed to pay Equitex $250,000 in cash in the form of a promissory note as well as 5,000,000 shares of Denaris common stock. As of December 31, 2003, Denaris had 6,500,000 shares of common stock outstanding; therefore, we owned 77% of the outstanding common stock.

On July 23, 2003, we executed an Agreement and Plan of Merger with Cash Systems, Inc. pursuant to which our wholly-owned subsidiary, Chex Services, would have been acquired by Cash Systems, Inc. for stock of Cash Systems. On December 4, 2003, Cash Systems notified us that they were terminating the Agreement and Plan of Merger, which action we deemed as a wrongful termination. On December 14, 2003, we notified Cash Systems that we were terminating the Agreement and Plan of Merger. Both parties filed legal actions with each seeking payment of a $500,000 termination fee as well as reimbursement for costs incurred related to the proposed transaction.

On January 2, 2004, we received a termination notice from Native American Cash Systems Florida, Inc. ("NACSF, Inc.") for our contract providing cash access services at five of the Seminole Tribe of Florida Tribal casino properties located throughout Florida. Citing claimed breaches of the five-year contract signed in December 2001, the termination notice required Chex Services to immediately vacate the properties as of midnight eastern time on January 4, 2004. As a result of the loss of this contract that provided approximately $4,000,000 of Chex Services' unaudited revenue for the year ended December 31, 2003, Chex Services immediately implemented cost savings measures throughout the organization. Subsequent to the termination of this contract, NACSF, Inc. contracted Cash Systems to provide cash access services to the Seminole Tribe casino properties. In January 2004, we amended our legal action against Cash Systems to include NACSF, Inc., Native American Cash Systems, Inc. ("NACS, Inc."), and its President, Lisa G. Maulson, seeking damages for wrongful termination of the contract for cash access services to the Seminole Tribe casinos in addition to the original claims.

On April 9, 2004, we executed a Settlement Agreement with Cash Systems pursuant to which we agreed to pay Cash Systems $125,000 for their expenses related to the terminated Agreement and Plan of Merger. As part of that settlement, Cash Systems agreed to pay Chex Services approximately $476,000 for commissions owed to Chex Services by Cash Systems for services provided at the Seminole Tribe casino and one other casino. In addition, Cash Systems agreed to reimburse Chex Services for cash that was loaded into ATM's at the Seminole Tribe casinos by Chex Services at the time of the termination in an amount to be agreed upon by the parties and estimated by Chex Services to be in excess of $100,000. Each side agreed to mutually release each other from further liability related to the Agreement and Plan of Merger and Seminole Tribe termination, however, we retained our rights relative to the legal action against NASCF, Inc., NACS, Inc. and Lisa G. Maulson for the wrongful termination of the Seminole Tribe casino contracts.

On November 3, 2003, we executed a Stock Purchase Agreement with iGames Entertainment, Inc. and Money Centers of America pursuant to which our wholly-owned subsidiary, Chex Services, would have been acquired by iGames Entertainment for stock of iGames Entertainment and other consideration. On March 12, 2004, we notified iGames Entertainment that we were terminating the Stock Purchase Agreement due to various material adverse affects on the business of iGames Entertainment and declaring a default under a Term Loan Note made by iGames Entertainment in favor of Chex Services dated January 6, 2004.

On March 16, 2004, Chex Services commenced a lawsuit in Hennepin County, Minnesota demanding repayment of $2,000,000, plus a $1,000,000 termination fee, accrued interest and other fees, due from iGames Entertainment under the Term Loan Note. On or about March 15, 2004, iGames Entertainment commenced a lawsuit in Philadelphia against the Company and Chex Services for alleged breach of contract relative to the stock purchase agreement which lawsuit was later withdrawn. On March 23, 2004, we commenced a lawsuit in Delaware state court (New Castle county) relative to the termination of the Stock Purchase Agreement. On March 24, 2004, iGames Entertainment commenced a lawsuit in United States District Court for the District of Delaware relative to both the termination of the stock purchase agreement and iGames Entertainment's obligations under the promissory note which is the subject of Chex Services' lawsuit in Hennepin County, Minnesota. We are confident that our claims in litigation will be upheld and believe that the various claims made by iGames Entertainment lack merit. We intend to vigorously prosecute our claims and defend against iGames Entertainment's claims. Further information relating to the various lawsuits can be found under Part I, Item 3. Legal Proceedings later in this document.

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

We operate in two industry segments, credit card services and cash disbursement services. Information relating to our operating segments can be found in Note 14 to our consolidated/combined financial statements for the year ended December 31, 2003.

(c) Narrative description of business.

EQUITEX

We are a holding company that operates primarily through our wholly-owned subsidiary, Chex Services, a Minnesota corporation as well as our majority owned subsidiary, Denaris Corporation, a Delaware corporation. We also have run-off operations from our wholly owned subsidiary Nova Financial Systems, Inc., a Florida corporation. Our wholly-owned subsidiary, Key Financial Systems, Inc., a Florida corporation, ceased run-off operations in the fourth quarter of 2003 and is presented as a discontinued operation. The business operations of each subsidiary is outlined more fully below.

CHEX SERVICES

Chex Services, Inc. was organized as a Minnesota corporation in July 1992. Chex Services was formed to provide comprehensive cash access services to casinos, and other gaming establishments, while also marketing their products ala carte to other establishments in the casino, entertainment, and hospitality industries. Chex Services' total funds transfer system allows casino patrons to access cash through check cashing, credit/debit card cash advances, automated teller machines and wire transfers. Chex Services' check and credit card advance systems allow it to compile detailed demographic data about patrons that utilize these services. The collected patron demographic data is then provided to the casino operators and can be used in their marketing efforts.

As of March 31, 2004, Chex Services had contracts to provide its cash access products and services in forty four (44) locations throughout the United States. At each of these locations Chex Services can provide any one or a combination of: check cashing; credit/debit card cash advance systems; and ATM terminals. Chex Services either staffs the locations with its personnel or provides its products and services to the locations based upon the contract with the location.

Chex Services' services are provided pursuant to the terms of a financial services agreement entered into with the respective establishment. The agreement specifies which cash access services will be provided by Chex Services, the transaction fees to be charged by Chex Services to patrons for each type of cash access transaction, and the amount of compensation to be paid by Chex Services to the location Pursuant to all of these agreements with the locations serviced, Chex Services maintains the exclusive rights (with rare exception) to provide its services for the term of the contract.

At each of the locations where Chex Services provides its cash access services, it must have sufficient cash available to process both check cashing and credit card advance transactions. Additionally, at each location where it operates ATMs, Chex Services must have sufficient cash available to replenish the ATM machines. The amount of cash required is dependent upon the transaction volumes of each product and the average dollar amount per transaction. To meet its cash needs, Chex Services arranges to have the cash it maintains on deposit delivered from a local bank as needed. If Chex Services is providing it's products to it's customers and not the employees, then the customer is responsible for providing the cash to manage its operations. Chex Services has a Treasury Managemant account with Wells Fargo bank that is set up to sweep all the local banking accounts each day in order to control, expedite, and realize economies of scale in their money movement.

CREDIT/DEBIT CARD CASH ADVANCE SERVICES. Chex Services' credit/debit card cash advance services allow patrons to use their VISA, MasterCard, Discover, and

American Express cards to obtain cash. The remote cash access terminals and other equipment used to provide credit card advance services are provided by a vendor pursuant to cash advance service agreements between Chex Services and the vendor. Each of the agreements provides that the vendor will supply, install and maintain, at the vendor's expense, the equipment and supplies necessary to operate the cash advance system. Chex Services has recently completed development of their own proprietary Credit Card Cash Advance System and will be retrofitting all of its locations to the new technology through the second quarter of 2004. In addition, the Chex Services sales organization will be marketing this product to the gaming industry.

Under the terms of the vendor agreements, the vendor charges each patron completing a credit card advance transaction a service fee based on the cash advance amount and pays a portion of such service fee to Chex Services. The service fee and the credit card cash advance amount are charged against the credit card account of the location patron effecting the transaction and is deposited by the appropriate credit card company into the vendor's account. The vendor reimburses Chex Services for the advance amount, by check, and pays the commission due to Chex Services in the month following the month the transaction was completed. At all of the locations at which Chex Services provides credit card advance services, it pays the operator a commission for each completed credit card cash advance transaction. Chex Services' new technology will allow them to have the funds electronically transferred into their account, thus maximizing their cash position and expediting the float of funds.

Patrons may initiate a credit card cash advance transaction at a remote credit card cash advance terminal at Chex Services' teller facility. The remote credit card cash advance terminals consist of a credit card reader with an integrated keypad and a digital display. The patron initiates the credit card cash advance transaction by swiping the credit card's magnetic strip through the card reader and then entering the amount of cash requested. The remote terminal automatically accesses the credit card company's authorization center for approval of the transaction. If the transaction is approved, a cash advance draft is automatically generated at the teller facility and the patron is directed to go to the teller facility to obtain the cash advance. At the teller facility, the employee verifies the patron's identity and performs certain other security measures gathering certain demographic information, including the patron's address and telephone number. The patron then endorses the back of the cash advance draft, initials the front of the draft acknowledging the service fee charge and receives the cash requested with a transaction receipt. The vendor, pursuant to the terms of the agreements with Chex Services, guarantees payment to Chex Services for all transactions that are processed in accordance with the procedures specified in the agreements.

For the year ended December 31, 2003, Chex Services processed approximately 434,100 credit/debit card transactions totaling $150 million in advances and earned fees of $5,200,000 on these transactions.

CHECK CASHING SERVICES. Chex Services' check cashing services allow location patrons to access cash by writing a check to Chex Services at its teller facility staffed by employees of the company. Chex Services' employees conduct the authorization and verification process for check cashing transactions in accordance with detailed procedures developed by Chex Services to help minimize bad debt from returned checks. Chex Services' new product, ChexGuard, developed with Wells Fargo bank and VISA POS, electronically deposits the checks, and utilizes the VISA banking rail to verify that the account is open and that the funds written for the check amount are currently in the account. The funds are deposited into Chex Services' account the following day, thus significantly speeding up deposits into their account versus the manual deposit method and decreasing overall bank charges. In addition, risk is mitigated with this new technology. Chex Services has implemented ChexGuard in all of its locations and is now marketing the product to potential customers in the retail, entertainment, and gaming industries.

Chex Services' customers are granted check cashing limits based upon their check cashing history, which is captured and maintained by Chex Services. The customer's ability to pay is critical in establishing their check cashing limits.

Chex Services charges the customer a fee for cashing checks. The fee for personal checks ranges from 3% to 10% of the amount of the cashed check. At the locations where they provide check-cashing services, Chex Services pays the location operator a commission based upon the monthly amount of checks cashed. Chex Services also cashes other financial instruments at varying customer fees, such as, money orders, government checks, payroll checks, insurance checks, etc.

Chex Services' check cashing services benefit location operators by providing demographic information on the location's patrons, relieving the location of any risk and collection costs associated with returned checks and by allowing the location to focus on the aspects of the business that they do best.

Chex Services mitigates its potential for returned items by establishing check-cashing limits based on the customer's history at Chex Services locations. In addition, Chex Services utilizes their recently developed ChexGuard product to determine if a customer has a valid open account and whether the funds for the amount of the check written are currently in the account. Chex Services also takes an imprint of the customers finger and photo of customers to both deter potential bad checks and to assist their efforts in collections when necessary.

Chex Services utilizes its own in-house collections department to pursue collection of returned checks. In September 2002, Chex Services incorporated this department as Collection Solutions, Inc. creating a separate wholly-owned stand-alone collections subsidiary intending to offer its services to customers other than Chex Services. As of December 31, 2003, Chex Services shut down the operations of Collection Solutions but continues to operate its in-house collections department. For the year ended December 31, 2003, Chex Services collected fees of $510,000 on returned checks and had other income of $633,000.

For the year ended December 31, 2003, Chex Services cashed approximately $307 million in customer checks and earned fees of approximately $9,100,000 on these transactions.

ATM SYSTEMS. Under the terms of the agreements with the processor, also known as the vendor, Chex Services receives a surcharge fee for each cash withdrawal and the vendor credits Chex Services' bank settlement account for each transaction, less any processing fees. The surcharge, which is a charge in addition to the cash advance, is made against the bank account of the patron effecting the transaction and is deposited in the vendor's account. The vendor reimburses Chex Services for the cash advance amount generally within two days of the transaction and pays the surcharge commission due Chex Services for each withdrawal either immediately or in the month following the month the transactions were completed. This variance in the timing of the surcharge payments is based upon the ATM processing agreements between Chex Services and its vendors. The Company generally passes on an agreed upon percentage of the surcharge commissions to the locations where the ATMs are placed. For the year ended December 31, 2003, Chex Services processed 3.7 million ATM transactions with $354 million in advances and earned fees or commissions of $3,200,000.

STORED VALUE CARD. In August 2002, Chex Services executed an agreement with West Suburban Bank to issue stored value cards. Under the terms of the agreement, Chex Services services will primarily function as an independent marketing agent. The "FastFunds" Stored Value Card program allows customers to load money onto the FastFunds card that can be used at ATM's worldwide and at any location that accepts personal identification number (PIN) based Point of Sale debit transactions. FastFunds current customer base can load jackpot winnings on to the card, up to a maximum of $7,500 per day, which is less costly and more secure for the establishment and safer for the customers. Customers can also load money on to the card rather than leave the gaming establishment with a significant amount of cash winnings. Using two cards and transferring money from one card to the other also allows the card to be used for money remittance in a method that can be less expensive and more convenient than traditional money remittance systems.

PREPAID PAYROLL CARD. Chex Services has been approved by Visa U.S.A. to market a prepaid payroll card program through West Suburban Bank to current and prospective clients. This program allows employees to have their payroll loaded on to the "PowerCash" payroll card which they can then use at ATM's to make cash withdrawals or make purchases at any location that accepts debit and credit cards. The PowerCash payroll card is targeted at employees who do not have checking accounts or do not prefer to use direct deposit and can be used as a virtual checking account including bill payment capabilities.

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

MARKETING AND SALES OF SERVICES. Chex Services' objective is to increase the number of locations at which it provides cash access services in the gaming industry. It intends to pursue obtaining additional contracts with new casinos, existing casinos not currently contracting with a cash access provider and other existing casinos when such casino's current contracts with another cash access service provider expire. At December 31, 2003, Chex Services had 44 contracts with casinos and other gaming establishments to provide varying levels of cash access services.

In furtherance of Chex Services' objective to increase its market share, its marketing plan is designed to increase Chex Services' profile in the casino industry. The marketing plan includes increasing direct personal contact with casino management personnel responsible for decision making regarding cash access services, including the implementation of customer service workshops that are designed for the company's and the casino's employees. Chex Services has developed a network of associates in the casino industry who are able to refer casino management to the company. It also advertises in trade publications, attends industry trade shows and distributes sales material to casino operators through direct mail.

SIGNIFICANT CUSTOMERS. For the year ended December 31, 2003, four of Chex Services largest customers represented approximately 57% of its casino contract revenues including approximately 22.5% from the Seminole Tribe casinos, which contract was terminated in January 2004 as more fully described in Part I, Item 1(a) above. While Chex Services strives to maintain good working relationships with its contracted casinos and presently believes those relationships to be satisfactory, the loss of any of the remaining three casinos could adversely affect our results of operations in future periods.

COMPETITION. Chex Services competes with a number of companies in its market niche. The other companies that offer full service booth check cashing operations are Game Financial Corp. (owned by Certigy,Inc.), Global Cash Access, Cash Systems, Inc. and Americash. Chex Services also competes with a number of companies that offer ala carte credit card cash advance systems and ATMs to the gaming and hospitality industries which include Global Cash Access, Game Financial Corp., Cash Systems, Inc., Cash & Win (through an alliance with Comerica Bank and NDC), Americash, and Borrego Springs Bank. Chex Services will also be competing in the gaming and retail markets with Telecheck, Checkwrite, SCAN and a number of other vendors for the check conversion, authorization, and guarantee business with its ChexGuard product. Currently Global Cash Access controls a majority of the Credit Card Cash Advance business in the industry. The full booth Cash access Financial Service Centers located in Gaming facilities are fairly equally split between, Chex Services, Cash Systems, and GameCash.

GOVERNMENT REGULATION. Chex Services is licensed at many of the locations where it operates by the local Tribal Authority and/or various state licensing organizations. All of the Tribes operate under various compacts negotiated with the states where they are domiciled. The Bureau of Indian Affairs, which reports to the U.S. Department of Commerce, oversees the regulatory aspects of these compacts. If a Tribe was found in violation of the regulations of the state compact, its operations could be closed down. An event of this type would have a negative impact on Chex Services. Also, if the government or individual states were to ban ATM convenience fees, that too would have a negative affect on Chex Services' operations.

Tribal governments exercise a form of governmental immunity that is comparable to the immunity of states, local governments and the federal government. Like the federal government, tribal governments retain limited immunity in order to protect government funds and discretionary governmental functions from lawsuits and may limit the size of damages or claims. Tribes provide for insurance and limited waivers of their sovereign immunity, taking responsibility for the actions of tribal employees. Tribal sovereign immunity may limit our ability to pursue certain legal remedies should Chex Services believe it has a claim against a tribal authority.

DENARIS

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

In 2002, Paymaster Jamaica executed a contract with the Jamaican Postal Service providing exclusive "transactions system rights" for twenty years throughout the 640 branch network, including the country's prime commercial areas. This agreement gives Paymaster Jamaica an exclusive right to provide its services at all post office locations throughout the island.

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

Denaris is to provide the computer systems, network design, and technical support to support all of Paymaster Jamaica's current business activities on a per transaction fee basis. During 2003, Denaris began designing this system which has been tested and is operational in certain of Paymaster's locations. Ultimately, Denaris' system will be capable of handling additional products and services that are similar in nature to Paymaster Jamaica's existing products as well as remittance and stored value products. Additional products to be supported by Denaris' system will include the government's Electronics Benefits Transfer Program, direct deposit of payroll to stored value cardholder accounts, and prepaid long distance and prepaid cellular products.

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

Monies placed on the stored value accounts are to be deposited in a Denaris account, in good funds, prior to or simultaneous to the value being placed on the stored value card at a Paymaster Jamaica location. Deposits may include cash, government pension or benefits payments, or local and international remittances transferred to customer accounts. Authorization policies and procedures have been established to minimize fraudulent deposits or withdrawals. Denaris will bear fraud risk as long as established authorization policies and procedures are met. Paymaster Jamaica, and/or its subagents, will bear fraud risk for failure to follow procedures. Paymaster Jamaica will establish vault cash procedures that ensure that sufficient cash is available to pay out demands on the stored value accounts.

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


KEY FINANCIAL SYSTEMS AND NOVA FINANCIAL SYSTEMS

Key Financial Systems, Inc. and Nova Financial Systems, Inc., which represent our credit card services segment and were our wholly-owned subsidiaries at December 31, 2003, are Florida corporations formed in June 1997 and September 1998, respectively. Both companies were formed to design, market and service credit card products aimed at the sub-prime market consisting mainly of consumers who may not qualify for traditional credit card products. Nova processes payments on a remaining portfolio which provides the company with "run-off" operations. Key Financial Systems ceased "run-off" operations in the fourth quarter of 2003 with the closing of its remaining portolio. As a result, Key Financial Systems operations for the years ended December 31, 2003, 2002 and 2001 have been presented as discontinued operations in our financial statements as described more fully in Note 4 to the financial statements accompanying this report.

At the close of business on March 1, 2002, the Office of the Comptroller of the Currency closed Net First National Bank, the sole issuing bank for the Pay As You Go credit card program, and appointed the Federal Deposit Insurance Corporation ("FDIC") as receiver. Subsequent to the closure, the FDIC informed the Pay As You Go credit card cardholders that their accounts were being closed and any monies due refunded. As a result, Key Financial Systems immediately suspended marketing the Pay As You Go credit card. In May 2002, Key Financial Systems filed a claim with the FDIC for all funds due from Net First National Bank to Key Financial Systems under the credit card program agreement through the date federal banking regulators closed Net First. The total amount of the claim was $4,311,027. As of December 31, 2002, Key Financial Systems and Nova had ceased business operations, however, Nova continues to receive residual payments on approximately 2,000 cards still active in the Merrick Bank portfolio at December 31, 2003, down from approximately 4,000 at December 31, 2002. The Merrick Bank portfolio should continue to see a decline in active accounts in 2004. Effective October 2003, Key Financial Systems and KBank ceased operating the KBank portfolio as only three cards remained active. Key Financial Systems and KBank terminated the Credit Card Program Agreement on March 31, 2004.

EMPLOYEES

Equitex currently employs four full-time employees. Chex Services employs 19 full-time employees at its corporate office, 10 employees in home offices, and 139 full-time and 23 part-time employees at its casino locations. Denaris, Key Financial Systems and Nova currently have no employees other than their officers and directors.

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

Effective April 1, 2004, Equitex also leases four executive office suites from an unaffiliated third party in West Palm Beach, Florida for $3,710 per month. This lease expires on March 31, 2005.

Nova and Key Financial Systems leased approximately 21,870 square feet of office space in Clearwater, Florida. The lease payment was $32,843 per month and was to increase to $34,485 per month in June 2003 and $36,209 per month in June 2004. This lease was set to expire on September 30, 2004. In March 2003, we executed an agreement with the landlord to terminate this lease effective December 31, 2002. The lease was terminated upon payment by us of $150,000 during the year ended December 31, 2003, which included a $20,000 deposit placed with the landlord upon signing the lease.

Chex Services leases approximately 4,195 square feet for its executive office in Minnetonka, Minnesota, which is adequate for its current needs. The lease payment is currently $5,942 per month increasing to $6,030 per month in April 2005. This lease expires on March 31, 2006.

ITEM 3. LEGAL PROCEEDINGS.

In August 2000, William G. Hays, Jr., liquidating agent for RDM Sports Group, Inc. and related debtors, filed an adversary proceeding against us, Smith Gambrell and Russell, LLP, David J. Harris, P.C. and David J. Harris, in the United States Bankruptcy Court for the Northern District of Georgia, Newnan Division, Adversary Proceeding No. 00-1065. The liquidating agent alleges that we breached our October 29, 1987, consulting agreement with RDM, breached fiduciary duties allegedly owed to RDM, and that we are liable for civil conspiracy and acting in concert with directors of RDM. The liquidating agent is seeking unspecified compensatory and punitive damages, along with attorney's fees, costs and interest. On April 2, 2001, the court granted our motion to enforce the arbitration clause contained in the consulting agreement. The liquidating agent has not commenced an arbitration proceeding. In connection with the distribution of our assets and liabilities to Equitex 2000 on August 6, 2001, Equitex 2000 has agreed to indemnify us and assume defense in this matter, as well as certain other legal actions existing at August 6, 2001. In November 2003, Equitex reached a settlement agreement with the liquidating agent pursuant to which Equitex is to pay the sum of $400,000 no later than May 21, 2004, in exchange for the dismissal of the adversary proceeding and the execution of a mutual release of claims by both parties. Should Equitex 2000 be unable to fulfill its obligations under the indemnification and settlement, we will be required to perform under the settlement agreement and pay the $400,000 as agreed.

On December 23, 2003, Jack Wen, an individual, filed a lawsuit against us and our President, Henry Fong, in the United States District Court, District of Colorado, Civil Action No. 03-M-2597. The plaintiff alleges securities fraud and breach of contract claiming that we and Mr. Fong failed to honor a "put" agreement to purchase for $500,000, 50,000 shares of First Telebanc Corporation stock assigned to the plaintiff by a foreign purchaser who is not a party to the suit. The complaint further alleges that we participated in an effort to "pump" the price of our stock in 1999. The complaint seeks payment of $500,000 plus costs and interest. On March 16, 2004, we filed a motion to dismiss the complaint on several grounds including failure of the complaint to comply with applicable law, failure to file the claims within the appropriate statute of limitations period and lack of standing by the plaintiff under securities laws, among others. While the outcome of this lawsuit cannot presently be predicted, we intend to vigorously defend ourselves against this frivolous lawsuit that we believe lacks any merit under law.

On March 16, 2004, our subsidiary Chex Services, Inc. commenced a lawsuit in Hennepin County, Minnesota demanding repayment of the $2,000,000 principal balance, accrued interest and other fees, plus payment of $1,000,000 as additional interest (as expressly provided under the note) due from iGames Entertainment, Inc. under a term loan note and Stock Purchase Agreement given by iGames Entertainment in favor of Chex Services.

On or about March 15, 2004, iGames Entertainment commenced a lawsuit in Philadelphia against the Company and Chex Services, for alleged breach of contract relative to the Stock Purchase Agreement by and among us, Chex Services and iGames, which lawsuit was later voluntarily withdrawn by iGames.

On March 23, 2004, we commenced a lawsuit in Delaware state court (New Castle county) relative to the termination of the iGames Entertainment Stock Purchase Agreement seeking payment of the $1,000,000 termination fee expressly provided under the iGames Entertainment Stock Purchase Agreement as well as related costs.

On March 24, 2004, iGames Entertainment commenced a lawsuit in United States District Court for the District of Delaware relative to both the termination of the iGames Entertainment Stock Purchase Agreement and iGames Entertainment's obligations under the term loan note. iGames Entertainment is alleging that the Company breached express and implied terms of both the iGames Entertainment Stock Purchase Agreement and the term loan note, and that the Company tortiously interfered with iGames' business relationship with one of its lenders. iGames Entertainment is seeking payment of the $1,000,000 termination fee under the iGames Entertainment Stock Purchase Agreement, as well as consequential and punitive damages due to the Company's alleged actions and related attorneys fees. We are confident that our claims in litigation will be upheld and believe that the various claims made by iGames Entertainment lack merit. While the ultimate outcome of these lawsuits cannot presently be predicted, we intend to vigorously prosecute our claims and defend against iGames Entertainment's claims.

We are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on our consolidated results of operations, financial position or cash flows.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 29, 2003, we held our Annual Meeting of Stockholders where our stockholders re-elected each of three incumbent directors. The votes were cast as follows:

                        For            Against        Abstain
                     ----------        -------        -------
Henry Fong           23,940,281        411,311         14,544
Russell L. Casement  13,180,928        120,175         14,544
Aaron Grunfeld       13,181,218        120,335         14,544

Additionally, the following two proposals were presented and voted upon at the meeting and the votes were cast as follows:

To ratify the appointment of Gelfond Hochstadt Pangburn, P.C. as the independent auditors of the Registrant for the year ending December 31, 2003.

                        For            Against        Abstain
                     ----------        -------        -------
Shares voted         24,343,545        12,434         10,177

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

                                           Last Sale
    Quarter ended              High        ---------        Low
    2002                       ----                         ---
    March 31, 2002            $3.95                       $1.33
    June 30, 2002              1.35                        0.48
    September 30, 2002         0.53                        0.43
    December 31, 2002          0.48                        0.30

    2003
    March 31, 2003            $0.90                       $0.41
    June 30, 2003              1.20                        0.59
    September 30, 2003         1.15                        0.92
    December 31, 2003          1.60                        0.87

(b) Holders.

The number of record holders of our common stock as of March 31, 2004 was 2,192 according to our transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name.

(c) Dividends.

Equitex has not declared nor paid cash dividends on our common stock during the previous two fiscal years, nor do we anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to fund operations and for the continued development of our business. While a business development company, we made an in-kind distribution of one of our larger investment positions to stockholders. Any further in-kind distribution will be made only when, in the judgment of our Board of Directors, it is in the best interest of our stockholders to do so. It is possible that we may make an in-kind distribution of securities, which have appreciated or depreciated from the time of purchase depending upon the particular distribution. We have not established a policy as to the frequency or size of distributions and indeed there can be no assurance that any future distributions will be made. To date, only one such distribution has been approved by the Board of Directors and was distributed in April 1988.

(d) Recent sales of unregistered securities.

During the quarter ended December 31, 2003, we issued a total of 607,110 unregistered shares of our $0.02 par value common stock. For each of the following transactions, we relied upon the exemptions from registration provided by Sections 4(6) or 4(2) of the Securities Act and Rule 506 promulgated thereunder based upon (i) representations from each investor that it is an accredited or sophisticated investor with experience in investing in securities such that it could evaluate the merits and risks related to our securities; (ii) that no general solicitation of the securities was made by us; (iii) each investor represented to us that it was acquiring the securities for its own account and not with a view towards further distribution; (iv) the securities issued were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act; (v) we placed appropriate restrictive legends on the certificates representing the securities regarding the restricted nature of these securities; and (vi) prior to completion of the transaction, each investor was informed in writing of the restricted nature of the securities, provided with all information regarding Equitex as required under Rule 502 of Regulation D and were given the opportunity to ask questions of and receive additional information from us regarding our financial condition and operations. The shares were issued as follows:

On October 1, 2003, we issued 400,000 shares of our $0.02 par value common stock to two accredited investors upon the exercise of warrants for total proceeds of $276,000 or $0.69 per share.

On October 1, 2003, we issued 12,777 shares of our $0.02 par value common stock to an accredited investor upon the exercise of warrants for total proceeds of $6,900 or $0.54 per share.

On December 29, 2002, we issued 107,110 shares of our $0.02 par value common stock to our legal counsel as contingent consideration for payment of legal services valued at $160,665 or $1.50 per share and performed in connection with our general corporate activities and not in relation to any offering of securities.

On December 29, 2003, we issued 87,223 shares of our $0.02 par value common stock to an accredited investor upon the exercise of warrants for total proceeds of $47,100 or $0.54 per share.


ITEM 6. SELECTED FINANCIAL DATA.

The following tables contains selected financial data of Equitex for the previous five years. On August 6, 2001, we completed the distribution of all of our assets to Equitex 2000, and Equitex 2000 assumed all of our liabilities. Immediately following this transaction, we completed the acquisitions of Key Financial Systems and Nova Financial Systems, which were recorded as reverse acquisitions. The selected financial data presented for the year ended December 31, 2001 are those of Key Financial Systems and Nova financial Systems presented on a consolidated basis with those of Equitex for the period from August 6, 2001 through December 31, 2001 as well as those of Chex Services for the month of December 2001. The selected financial data presented for the years ended December 31, 2000, 1999 and 1998, are those of Key Financial Systems and Nova Financial Systems on a combined basis. In the fourth quarter of 2003, Key Financial Systems ceased "run-off" operations and therefore Key Financial Systems operations for all periods is presented on a one-line presentation and are included in "Income (loss) from discontinued operations".

In light of the foregoing, the historical data presented below is not indicative of future results. You should read this information in conjunction with the audited consolidated/combined financial statements of the Company, including the notes to those statements (Item 8), and "Management's Discussion and Analysis of Financial Conditions and Results of Operations (Item 7) that follows.

----------------------------------------------------------------------------------------------------------------
                                         2003           2002            2001           2000            1999
----------------------------------------------------------------------------------------------------------------
Revenues                               $18,520,248    $20,461,976      $3,144,479     $4,554,266      $8,672,059
Income (loss) from continuing
   operations                           (4,501,384)     (1,390,60)     (1,915,781)       575,937         205,084
Income (loss) from discontinued
   operations, net of income taxes         (75,841)    (2,928,400)        884,412      2,980,783       5,384,884
Net income (loss)                      (4,5377,225)    (4,319,000)     (1,031,369)     3,556,720       5,589,938
Net income (loss) applicable to
   common stockholders                  (5,165,075)    (4,439,580)     (4,196,369)     3,556,720       5,589,938
Basic & diluted net income (loss)
   per common share
  Continuing operations                      (0.18)        (0.06)          (0.39)           0.07            0.02
  Discontinued operations                        *         (0.13)            0.07           0.33            0.61

Total assets                            26,257,750     27,431,748      35,349,155      7,163,464       7,580,093
Total long-term liabilities                 37,243        240,629         232,200              -               -
Convertible preferred stock              2,378,000      4,015,000       4,285,000              -               -
Cash dividends                                   -              -       2,000,000      4,225,000       4,063,888
----------------------------------------------------------------------------------------------------------------
* Amount is less than (0.01) per share

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated combined financial statements and notes thereto for the years ended December 31, 2003, 2002 and 2001. The financial statements presented for the year ended December 31, 2003 and 2002 are those of Equitex along with its subsidiaries Chex Services, Key Financial Systems, Nova Financial Systems and beginning August 16, 2002, Denaris Corporation. The financial statements presented for the year ended December 31, 2001 include the combined accounts of Key Financial Systems and Nova Financial Systems through August 5, 2001 on a consolidated basis with those of Equitex for the period from August 6, 2001 through December 31, 2001 as well as those of Chex Services for the month of December 2001. In the fourth quarter of 2003, Key Financial Systems ceased "run-off" operations and Key Financial Systems operations for all periods presented into a one-line presentation and are included in "Income (loss) from discontinued operations".

In light of the foregoing, the historical data presented below is not indicative of future results. You should read this information in conjunction with the audited consolidated/combined financial statements of the Company, including the notes to those statements (Item 8), and the following "Management's Discussion and Analysis of Financial Conditions and Results of Operations.

(a) Liquidity and Capital Resources.

For the year ending December 31, 2004, we presently anticipate our liquidity and capital resource needs will be satisfied from cash flows generated from our operating activities within our Chex Services subsidiary.

Cash flow activity for the year ended December 31, 2003, includes the activity of Chex Services, Key Financial Systems, Nova Financial Systems, and Equitex for the entire year and Denaris from August 2002. The 2001 activity includes the activity of Key Financial Systems and Nova Financial Systems through August 5, 2001 as well as the activity of the Company, Key Financial Systems and Nova Financial Systems from August 6, 2001 through December 31, 2001 and Chex Services from December 1, 2001 through December 31, 2001. For the year ended December 31, 2002, net cash used in operating activities was $1,012,402 compared to cash provided by operating activities from continuing operations of $2,255,164 for the year ended December 31, 2002. The most significant portion of this change was the change in adjustments to the net loss which were $3,564,823 in 2003 compared to $6,574,164 in 2002. In 2003, accounts receivable increased by $194,599 compared to a decrease of $1,167,710 in 2002, representing a change of $1,362,309.

Cash used in investing activities from continuing operations for the year ended December 31, 2003 was $1986,159 compared to $1,131,003 for the year ended December 31, 2002.

Cash provided by financing activities for the year ended December 31, 2003 was $1,354,339 compared to $527,198 for the year ended December 31, 2002. This change is primarily due to the net proceeds received in 2002 from the common stock and preferred stock issuances as well as the exercise of warrants of $1,541,078 compared to $244,332 in 2001 from the exercise of warrants. Other 2002 activity included the redemption of Series I preferred stock for cash of $846,343, the repayment of notes payable, related party and other of $2,438,176, and the issuance of notes payable related party of $2,381,839.

For the year ended December 31, 2003, net cash decreased $866,344 compared to an increase of $1,236,574 for the year ended December 31, 2002, and ending cash at December 31, 2003, was $8,059,780 compared to $8,926,124 at December 31, 2002.

On March 9, 2004, we closed on a $5,000,000 convertible promissory note (the "Note") from Pandora Select Partners, LP and Whitebox Hedged High Yield Ltd. (the "Lenders"). The Note carries an interest rate of 7% per annum with a 45 month term. Months one through three require interest only payments and beginning in month four, the principal and interest payments will amortize over a 42 month period. The Note shall be senior to all other debt of both us and Chex Services. The proceeds will be loaned by us to Chex Services in terms identical to the Note. The Note is collateralized by all of the assets of Chex Services, our stock ownership in Chex Services and the note between us and Chex Services.

The Note is convertible into our common stock at $1.35 per share up to an amount equal to 4.99% of our outstanding common stock. We have the right to make any monthly payment of principal and interest in our registered common stock. The common stock will be issued based on 85% of the average bid price for the 20 trading days prior to the payment due date. The maximum number of shares that can be delivered as payment will equal 10% of the average monthly trading volume for the month prior to the payment due date. We may also issue common shares each month in an amount not to exceed 10% of the prior month's total share volume up to a value of $100,000 as payment to be applied to the outstanding principal balance.

The Note contains certain anti-dilution provisions requiring us to pay Lenders as collateral the pro-rata number of shares Lenders would receive in any spin-off or dividend from the Registrant as if the remaining principal balance under the Note was fully converted at $1.35 per share. The dividend shares shall be segregated may be liquidated at the discretion of Lenders. At the end of each quarter, 85% of the proceeds will be applied to the principal balance so long as we are current in our monthly principal and interest payments.

The Lenders received a fee of $150,000, legal fees of $15,000, and warrants to acquire up to 800,000 shares of our common stock at an exercise price of $1.50 for a period of five years and include a cashless exercise provision.

We paid a transaction fee to Blake Advisors, who introduced us to the Lenders, of $150,000. In addition, Blake Advisors received 300,000 options or warrants exercisable at $1.00 per share for a period of two years.

We must file a registration statement covering all underlying shares of our common stock for conversion of the Note, warrants and shares used to make monthly payments. If the registration statement is not declared effective within 180 days of closing, we must issue additional stock or warrants in amounts to be negotiated. If after twelve months from the closing date the registration statement is not effective, Lenders shall have the right to call the loan.

Other sources available to us that we may utilize include the sale of equity securities through private placements of common and/or preferred stock as well as the exercise of stock options and/or warrants, all of which may cause dilution to our stockholders. We may also be able to borrow funds from related and/or third parties.

Contractual obligations for future payments under existing debt and lease commitments at December 31, 2002, were as follows:

CONTRACTUAL                       LESS THAN                          MORE THAN
OBLIGATION              TOTAL      ONE YEAR    1-3 YEARS  3-5 YEARS  5 YEARS
------------------- ------------  -----------  ---------  ---------  ---------
Long-term debt       $14,240,326   13,999,697  $ 240,629
Operating lease
   obligations           232,299       70,791    161,508
------------------- ------------  -----------  ---------  ---------  ---------
Total                $14,472,625  $14,070,488  $ 402,137
=================== ============  ===========  =========  =========  =========


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

In September 2003, Chex Services cashed checks totaling $606,316 from one customer that were returned for insufficient funds. In March 2004, Chex Services received a non-interest bearing, promissory note (see Note 6 to the consolidated/combined financial statements included in this report). Based on an imputed interest rate of 12%, a discount of $256,316 was charged to operating expense in 2003. We believe the remaining balance of $350,000 is collectible based upon collateral pledged in connection with the note.

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

In connection with the distribution of our assets and liabilities to Equitex 2000 on August 6, 2001, Equitex 2000 has agreed to indemnify us and assume defense in the matter relating to the RDM Sports Group, inc., as well as certain other legal actions existing at August 6, 2001. In November 2003, Equitex reached a settlement agreement with the liquidating agent pursuant to which Equitex is to pay the sum of $400,000 no later than May 21, 2004, in exchange for the dismissal of the adversary proceeding and the execution of a mutual release of claims by both parties. Should Equitex 2000 be unable to fulfill its obligations under the indemnification and settlement, we will be required to perform under the settlement agreement and pay the $400,000 as agreed.

We are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on our consolidated results of operations, financial position or cash flows.

On March 4, 2002, the Federal Deposit Insurance Corporation notified us that it had been appointed receiver of all funds due from Net First to Key Financial Systems. As receiver, the FDIC elected to disaffirm, to the full extent, all contracts Key Financial Systems was a party to with Net First. On March 10, 2002, the Company was made aware that the FDIC was notifying Net First credit card holders that their accounts were to be closed, and accordingly, Key Financial Systems would not be able to transfer the existing Pay As You Go credit card portfolio to a successor financial institution. In November 2002, the Company filed a lawsuit seeking to recover the full amount of a claim with the FDIC for all funds due from Net First to Key Financial Systems through the date federal banking regulations closed Net First.

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

Effective August 6, 2001, in conjunction with the acquisition of Key Financial Systems and Nova Financial Systems, and in conjunction with Key Financial Systems and Nova Financial Systems's termination of S Corporation status, we recorded a net deferred tax asset of approximately $1,440,000, which was recorded as an increase to deferred tax assets and an increase in additional paid-in capital. The net deferred tax asset primarily represents net operating loss carryforwards of Equitex, which may be utilized to offset our future taxable income, as discussed below.

Net operating loss carryforwards of approximately $12,100,000 are available to offset future taxable income, if any, and expire between 2016 and 2023. The net operating loss carryforwards may be subject to certain limitations due to business acquisitions and other transactions.

A valuation allowance has been provided to reduce the deferred tax assets, based on management's estimate of the assets' realizibility. We increased the valuation allowance by $1,290,000 in 2003, based on these estimates. Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

RESULTS OF CONTINUING OPERATIONS

Financial statements for the years ended December 31, 2002 and 2001 have been restated to report the Registrant's Key Financial Systems Financial Systems subsidiary as discontinued operations (see Note 4 to the Company's consolidated/combined financial statements).

RESULTS OF CONTINUING OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003 VS. DECEMBER 31, 2002

REVENUES

Consolidated revenues for the year ended December 31, 2003 were $18,520,248 compared to revenues of $20,461,976 for the year ended December 31, 2002.

REVENUE BY SEGMENT

Segment                                  2003            2002
-------                                  ----            ----
Cash disbursement services           $18,104,995     $19,580,399
Credit card services                     415,253         881,577
                                     -----------     -----------
                                     $18,520,248     $20,461,976
                                     ===========     ===========

CASH DISBURSEMENT SERVICES SEGMENT

Chex Services recognizes revenue at the time certain financial services are performed. Revenues are derived from check cashing fees, credit and debit card advance fees, and automated teller machine ("ATM") surcharge and transaction fees. Chex revenues were comprised of:

                                     2003                                      2002
                   ------------  -------------  ------------   ------------ -------------  ------------
                    Number of       Dollars        Earned       Number of      Dollars         Earned
                   Transactions     Handled       Revenues     Transactions    Handled        Revenues
                   ------------  -------------  ------------   ------------ -------------  ------------
Personal checks        796,594   $157,086,984   $ 8,027,449      1,334,375  $167,831,673   $ 8,782,513
"Other" checks         373,869    147,762,190     1,061,680                  154,146,088     1,178,106
Credit cards           368,922    125,955,019     4,819,287        418,947   149,367,510     5,210,635
Debit cards             65,141     23,785,520       451,503         62,316    25,092,053       279,589
ATM transactions     3,620,947    353,699,208     3,178,163      3,385,536   332,525,867     3,453,572
NSF Collection
  Fees                       -              -       510,375              -             -       465,820
Other                        -              -        56,540              -             -       210,164
                   ------------  -------------  ------------   ------------ -------------  ------------
                     5,225,473   $808,288,921   $18,104,995      5,201,174  $828,963,191   $19,580,399
                   ============  =============  ============   ============ =============  ============

Chex Services cashes personal checks at its cash access locations for fees of between 3 and 10 percent based on its casino contracts. Chex Services also cashes "other" checks, comprised of tax and insurance refunds, casino employee payroll checks and casino jackpot winnings at a reduced rate.

Chex Services' credit/debit card cash advance services allow patrons to use their VISA, MasterCard, Discover and American Express cards to obtain cash. Third party vendors, at their expense, supply, install and maintain the equipment to operate the cash advance system. Under vendor agreements, the vendor charges each customer a services fee based upon the cash advance amount and pays a portion of such service fee to Chex Services.

Chex Services receives a surcharge fee for each cash withdrawal from the ATM machines in locations where Chex Services provides such services. The surcharge, which is a charge in addition to the cash advance, is made against the bank account of the customer and is deposited in the vendor's account. The vendor reimburses Chex Services for the cash amount and pays the surcharge commission due.

Chex Services utilizes its own in-house collections department to pursue collection of returned checks, and generally charges an insufficient funds fee when it ultimately collects the check.

In the ordinary course of business, Chex Services receives new financial services agreements or renews existing ones as their original terms expire. Chex Services may also not renew contracts from certain expiring agreements. In January of 2004, Chex Services was advised that 5 existing casino locations were terminating the agreements for Chex Services to provide its services. These locations accounted for $4,089,557 and $3,486,707 in revenues for the years ended December 31, 2003 and 2002, respectively. Accordingly, Chex Services anticipates a decline in 2004 revenues due to the loss of these contracts and the absence of significant new contracts to replace the revenues lost. Chex Services has implemented cost savings expense reductions to minimize the effect of the loss of these contracts.

OPERATING EXPENSES

Total operating expenses for the year ended December 31, 2003 were $21,753,962 compared to $20,326,745 for the year ended December 31, 2002.

Segment                                  2003            2002
-------                                  ----            ----
Cash disbursement services           $17,024,745     $17,327,542
Credit card services                     332,404         479,039
Corporate activities                   4,396,813       2,520,164
                                     -----------     -----------
                                     $21,753,962     $20,326,745
                                     ===========     ===========

CASH DISBURSEMENT SERVICES SEGMENT

Chex Services' operating expenses were $17,024,745 for the year ended December 31, 2003 compared to $17,327,542 for the year ended December 31, 2002. Chex Services expenses were comprised as follows:

                                         2003            2002
                                         ----            ----
Fees to casinos                      $ 6,300,400     $ 6,189,730
Salaries and related costs             5,932,633       5,961,279
Returned checks, net of collections      751,815         634,531
General operating expenses             2,946,131       3,390,449
Depreciation and amortization          1,093,766       1,151,553
                                     -----------     -----------
                                     $17,024,745     $17,327,542
                                     ===========     ===========

Chex Services pays a fee to casinos as compensation pursuant to the terms of each financial services agreement that the company has entered into with the respective establishment. At locations where Chex Services provides check cashing services, Chex Services pays the location operator a commission based upon the monthly amount of checks cashed. Chex Services passes on an agreed upon percentage of the surcharge commissions to the locations where ATM's are utilized. At all of the locations at which Chex Services provides credit/debit card advance services, it pays the operator a commission for each completed transaction.

Chex Services employs personnel at the locations where it provides check cashing services as well as corporate staff to support its operations. For the year ended December 31, 2003, corporate salaries and related costs were $1,818,968 while location salaries and related costs were $4,113,665. For the year ended December 31, 2002, corporate salaries and related costs were 1,410,226 and location salaries and related costs were $4,551,055. Due to the terminated locations, Chex Services has reduces staff nees going forward. The company has reduces staff and in some instances reduced salaries for retained employees beginning in February 2004. It is anticipated that these reductions on an annual basis should reduce salary costs by approximately $400,000.

Chex Services generally records a returned check expense for potential losses in the period such checks are returned. In September 2003, checks totaling $606,316 from one customer were cashed by Chex Services and were returned for insufficient funds. In March 2004, the company received a non-interest bearing promissory note from this customer. Based on an imputed interest rate of 12%, a discount of $256,316 was applied to this note which was charged to returned check expense during the fourth quarter of 2003. Chex Services believes the remaining balance of $350,000 is collectible, based on collateral pledged in connection with the note.

The terminated locations accounted for $1,901,432 and $1,457,338 of fees to casinos for the years ended December 31, 2003 and 2002, respectively. Additional direct costs associated with the terminated contract location were $1,205,410 and $1,125,067 for the years ended December 31, 2003 and 2002, respectively.

CREDIT CARD SERVICES SEGMENT

Nova Financial Systems' operating expenses were $332,404 and $479,039 for the years ended December 31, 2003 and 2002, respectively. The 2003 expenses were comprised of third party servicing fees of $242,431 and other operating expenses of $89,973, compared to the 2002 expenses of $403,496 for third party servicing fees and $75,546 for other operating expenses. The decrease in the third party servicing fees for the 2003 period compared to the 2002 period is a direct result of the reduced credit card revenue in the respective periods.

CORPORATE ACTIVITY

Corporate activity expenses include those of Equitex and Denaris for 2003 and Equitex in 2003 with Denaris beginning August 6, 2002. Total corporate activity expenses for 2003 were $4,396,813 compared to $2,520,164 for 2002, and were comprised as follows:

                                         2003            2002
                                         ----            ----
Employee costs                       $ 1,976,774     $   891,261
Other                                  1,655,039       1,209,600
Stock based compensation                 355,000         419,303
Impairment of notes receivable           410,000               -
                                     -----------     -----------
                                     $ 4,396,813     $ 2,520,164
                                     ===========     ===========

Employee costs for the year ended December 31, 2003 includes approximately $1,400,000 of expense under a bonus agreement with our president.

Other expenses for the year ended December 31, 2003 include the write-off of $352,368 of expenses related to previously incurred professional fees and associated costs with preparing Chex for an initial public offering. Other expenses include professional fees of $434,422, consulting services of $369,376 and general operating costs of $498,873.

Other operating expenses for the year ended December 31, 2002 include professional fees of $368,326, charges related to a late registration filing regarding the Series I Convertible Preferred Stock of $263,600 and general operating costs of $577,674.

Stock based compensation represents non-cash expenses related to issuances of common stock and warrants to third party consultants for services.

Impairment of notes receivable for the year ended December 31, 2003 include an allowance of $250,000 on a note receivable from Paymaster Jamaica and an allowance of $160,000 on notes receivable from Equitex 2000 (see Note 6 to the condensed/combined audited financial statements attached to this report).

OTHER INCOME AND EXPENSES

For the year ended December 31, 2003, other expenses were $1,229,670 compared to $1,470,831 for the year ended December 31, 2002.

DISCONTINUED OPERATIONS

The net loss from discontinued operations were $75,841 for the year ended December 31, 2003 compared to $2,928,398 for the year ended December 31, 2002.

                                         2003            2002
                                         ----            ----
Revenues                                 $36,644     $ 3,474,273
Operating expenses                      (106,038)     (4,474,586)
Impairment of FDIC receivable                  -      (2,151,207)
Interest expense                          (6,447)        (16,878)
Other income                                   -         240,000
                                     -----------     -----------
 Net loss                            $   (75,841)    $(2,928,398)
                                     ===========     ===========

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002 VS. DECEMBER 31, 2001

REVENUES

Consolidated revenues for the year ended December 31, 2002, were $20,461,976 compared to revenues of $3,144,479 for the year ended December 31, 2001.

REVENUE BY SEGMENT

Segment                                  2002            2001
-------                                  ----            ----
Cash disbursement services           $19,580,399     $ 1,373,158
Credit card services                     881,577       1,756,550
Corporate activities                           -          14,771
                                     -----------     -----------
                                     $20,461,976     $ 3,144,479
                                     ===========     ===========

CASH DISBURSEMENT SERVICES SEGMENT

The effective date of our acquisition of Chex Services was December 1, 2001, and therefore the revenues of Chex Services are included for the year ended December 31, 2002, but only for one month in the year ended December 31 2001. Chex Services processed approximately $829 million in cash transactions for the year ended December 31, 2002, and revenues are derived principally from check cashing fees, credit and debit card advance fees, automated teller machine ("ATM") surcharge and transaction fees.

For the year ended December 31, 2002, Chex Services cashed over $167 million of personal checks and $154 million of "other checks". Fees earned on personal and "other" checks were $8,782,513 and $1,178,106, respectively, for the year ended December 31, 2002. Chex Services earned fees of $2,048,986 on personal checks and $237,600 on "other" checks for the year ended December 31, 2001.

For the year ended December 31, 2002, Chex Services processed approximately 481,000 credit/debit card transactions with approximately $174 million in advances and earned fees of $5,490,224. For the year ended December 31, 2002, Chex Services processed over 3.3 million ATM transactions, earning commissions or fees of $3,453,572 on approximately $332 million of transactions. For the year ended December 31, 2002, Chex Services collected fees of $465,820 on returned checks and had other income of $210,164. Chex Services earned fees of $1,208,815 on over 104,000 credit/debit card transactions with over $36 million in advances for the year ended December 31, 2001. Chex Services processed over 870,000 ATM transactions earning commissions of $864,345 on approximately $77 million of transactions and earned frees on returned checks and had other income of $78,912.

The financial results of the Registrant include the results of operations of Chex Services only from the date of acquisition, December 1, 2001. However, for the year ended December 31, 2002, total revenues for Chex Services increased by $4,816,730 or 32.6% from the year ended December 31, 2001. This increase was primarily due to the increase in the number of casino locations in which Chex Services operated during 2002 as compared to 2001.

CREDIT CARD SERVICES SEGMENT

Credit card income for the year ended December 31, 2002 was $759,576 compared to $1,756,350 for the year ended December 31, 2001.

OPERATING EXPENSES

Total operating expenses for the year ended December 31, 2002, were $20,326,745 compared to $5,392,867 for the year ended December 31, 2001. The 2002 period includes expenses for the Company, Chex Services, Nova, and Denaris from August 2002. The 2001 period includes expenses of Nova Financial Systems and on a consolidated basis with those of the Company for the period from August 6, 2001 through December 31, 2001, and Chex Services from December 1, 2001.

OPERATING EXPENSES BY SEGMENT

Segment                                  2002            2001
-------                                  ----            ----
Cash disbursement services           $17,327,542     $ 1,605,015
Credit card services                     479,039       1,261,915
Corporate activities                   2,520,164       2,525,937
                                     -----------     -----------
                                     $20,326,745     $ 5,392,867
                                     ===========     ===========

CASH DISBURSEMENT SERVICES SEGMENT

Chex Services operating expenses were $17,327,542 for the year ended December 31, 2002, compared to $1,605,015 for the year ended December 31, 2001. Chex Services expenses were comprised as follows:

                                         2002            2001
                                         ----            ----
Fees to casinos                      $ 6,189,730     $   437,411
Salaries and related costs             5,961,279         380,335
Returned checks, net of collections      634,531          19,132
General operating expenses             3,390,449         646,566
Depreciation and amortization          1,151,553         121,571
                                     -----------     -----------
                                     $17,327,542     $ 1,605,015
                                     ===========     ===========

Chex Services was acquired in December 2001 and accordingly only one month of expenses is included in the year ending December 31, 2001 compared to the full year of expenses being included in the year ended December 31, 2002. Fees to casinos are the result of the amounts due under the financial serving agreements that Chex Services has entered into with each of the individual locations.

CREDIT CARD SERVICES SEGMENT

Included in Nova Financial Systems' operating expenses for the year ended December 31, 2002 were $403,496 for third party servicing fees and $75,546 for other operating expenses. Included in the operating expenses for the year ended December 31, 2001 were third party services fees of $1,080,098 and general operating costs of $181,817.

CORPORATE ACTIVITY

Included in the year ended December 31, 2002, are operating expenses for Equitex and Denaris totaling $2,250,420 and $269,744 respectively. For the year ended December 31, 2002, these expenses are comprised of salaries, wages and employee benefits of $891,261 selling, general and administrative expenses of $1,209,600, stock-based compensation expense of $419,303. Stock-based compensation expense represents non-cash expenses related to issuances of common stock and warrants to third party consultants for services. Included in the selling, general and administrative expenses are charges related to a late registration filing regarding the Series I convertible preferred shares of $263,600. Other costs include professional fees of $368,326 and other general operating costs of $577,674.

OTHER INCOME AND EXPENSES

For the year ended December 31, 2002 other expenses were $1,470,831 compared to $239,893 for the year ended December 31, 2001. The primary reason for the increase is the increase in Chex Services' interest expense being included for the entire year in 2002 of $1,529,438 compared to only one month in the 2001 period (acquisition occurred in December 2001) of $102,733. This increase in interest expense was partially offset by interest income of $124,400.

DISCONTINUED OPERATIONS

The net loss for discontinued operations was $2,928,398 for the year ended December 31, 2002 compared to net income of $884,412 for the year ended December 31, 2001.

                                         2002            2001
                                         ----            ----
Revenues                             $ 3,474,273     $13,383,660
Operating expenses                    (4,474,586)    (11,984,248)
Impairment of FDIC receivable         (2,151,207)              -
Interest expense                         (16,878)              -
Other income                             240,000               -
Income tax expense                             -        (515,000)
                                     -----------     -----------
  Net (loss) income                  $(2,928,398)    $   884,412
                                     ===========     ===========

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No.150 establishes new standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, except for those provisions relating to mandatorily redeemable non-controlling interests, which have been deferred. The adoption of SFAS No. 150 did not have a material impact on the financial position or results operation of the Company. If the deferred provisions of SFAS No. 150 are finalized in their current form, management does not expect adoption to have a material effect on the financial position or results of operation of the Company.

In January 2003, the FASB issued SFAS Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES ("FIN 46"), which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity ("VIE") to be consolidated by a company if that company is subject to a majority of the entity's residual returns or both. In December 2003, the FASB approved a partial deferral of FIN 46 along with various other amendments. The effective date for this interpretation has been extended until the first fiscal period ending after December 15, 2004. However, prior to the required application of this interpretation, a public entity that is not a small business issuer shall apply this interpretation to those entities that are considered to be special purpose entities no later than as of the end of the first reporting period after December 15, 2003. As the Company does not currently have an interest in a VIE or special purpose entity, management does not expect that the adoption of FIN 46 will have an effect on the financial condition or results of operations of the Company.

In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION TRANSITION AND DISCLOSURE. This statement amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and establishes two alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosure about the effects on reported net income or loss and requires disclosure for these effects in interim financial information. The provisions for the alternative transition methods are effective for fiscal years ending after December 15, 2002, and the amended disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company adopted the disclosure only provisions of SFAS No. 148 and plans to continue accounting for stock-based compensation under APB 25.

In November 2002, the FASB issued SFAS Interpretation No. 45 ("FIN 45"), GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES AND INDEBTEDNESS OF OTHERS. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The adoption of FIN 45 did not have a effect on the financial condition or results of operations of the Company, as the Company has not issued any guarantees.

In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. This statement supersedes Emerging Issues Task Force Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY. The Company adopted SFAS No. 146 in the fourth quarter of 2002, and applied its provisions in connection with certain disposal activities related to Key Financial Systems. The adoption of this pronouncement had no material impact on the Company's financial position or results of operations.


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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt. The Company has both fixed and variable rate debt. Chex Services has $10,931,147 of debt outstanding as of December 31, 2003, of which $10,692,177 has been borrowed at fixed rates ranging from 8% to 12%. This fixed rate debt is subject to renewal annually and is payable upon demand with 90 days written notice by the debt holder. Chex Services also has $238,970 of variable rate debt at December 31, 2003, owed to a bank. The lender presently charges interest at .50% to .75% over the prime rate.

As most of the Company's average outstanding indebtedness is renewed annually and carries a fixed rate of interest, a change in interest rates is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company during the year ending December 31, 2004.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements are listed under Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective August 6, 2001, we completed the acquisitions of Key Financial Systems and Nova Financial Systems in a reverse acquisition. As a result, for accounting purposes, Key Financial Systems and Nova Financial Systems are treated as the continuing reporting entity for purposes of financial reporting. Prior to the acquisitions, Equitex's independent certified public accountants were Gelfond Hochstadt Pangburn, P.C. while Key Financial Systems and Nova Financial Systems' independent certified public accountants were McGladrey & Pullen, LLP.

On January 22, 2002, our board of directors, following a recommendation by our Audit Committee, appointed Gelfond Hochstadt Pangburn, P.C. to serve as our independent certified public accountants for the year ended December 31, 2001. As a result, on January 24, 2002, Key Financial Systems and Nova Financial Systems notified McGladrey & Pullen, LLP that it would no longer serve as the independent certified public accountants of the companies. There have been no adverse opinions, disclaimers of opinion or qualifications or modifications as to uncertainty, audit scope or accounting principles regarding the reports of McGladrey & Pullen, LLP on the Key Financial Systems or Nova Financial Systems financial statements for each of the fiscal years ended December 31, 2000 and 1999, or any subsequent interim period. During the two most recent fiscal years and through January 24, 2002, there were no disagreements with McGladrey & Pullen, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of McGladrey & Pullen, LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its report.

There were no reportable events, in each case, during either of Equitex's or Key Financial Systems and Nova Financial Systems' two most recent fiscal years or any subsequent interim period.

During our two most recent fiscal years or subsequent interim periods we have not consulted with Gelfond Hochstadt Pangburn, P.C. regarding the application of accounting principles to a specified transaction, either completed or proposed of Key Financial Systems and Nova Financial Systems, or the type of audit opinion that might be rendered on Key Financial Systems and Nova Financial Systems' financial statements, or any matter that was the subject of a disagreement or a reportable event.

ITEM 9A. CONTROLS AND PROCEDURES.

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

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(a)(b)(c) Identification of directors, executive officers and certain significant persons

                                                                Length of
Name                   Age   Offices held                       Service
----                   ---   ------------                       ---------
Henry Fong             68    President, Treasurer,              Since Inception
                             Principal Executive
                             Financial and Accounting
                             Officer and Director of Equitex

Thomas B. Olson        38    Secretary                          Since 1988

Russell L. Casement    60    Director                           Since 1989

Aaron A. Grunfeld      57    Director                           Since 1991

Michael S. Casazza     54    Director                           Since 2004*

* Mr. Casazza was appointed to the board on February 5, 2004.

Our directors hold office until the next annual meeting of the stockholders and until their respective successors have been elected and qualified. Officers are appointed by our Board of Directors and hold office until their successors are duly elected and qualified.

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

AARON A. GRUNFELD
Mr. Grunfeld has been a director of Equitex since November 1991. Mr. Grunfeld has been a director of Equitex 2000, Inc. since its inception in 2001. Mr. Grunfeld has been engaged in the practice of law since 1971 and has been of counsel to the firm of Resch Polster Alpert & Berger, LLP, Los Angeles, California since November 1995. From April 1990 to November 1995, Mr. Grunfeld was a member of the firm of Spensley Horn Jubas & Lubitz, Los Angeles, California. Mr. Grunfeld received an A.B. in Political Science from UCLA in 1968 and a J.D. from Columbia University in 1971. He is a member of the California Bar Association.

MICHAEL S. CASAZZA
Mr. Casazza became a director of Equitex in February 2004. From 1998 to the present, Mr. Casazza has been chairman of the board and president of A&M Trucking, Inc., a privately-held trucking company based in Denver, Colorado. From 1993 to 1997, and from 1990 to 1996, Mr. Casazza was president and chief executive officer of California Pro Sports, Inc. and MacGregor Sports and Fitness, respectively, both publicly-held manufacturers of sporting goods equipment. Prior to 1990, Mr. Casazza also held senior executive level positions with Dunlop Sports Corporation and Wilson Sporting Goods. Mr. Casazza received his Bachelors degree in Business Administration from St. Bonaventure University in 1972.

 (f) Involvement in certain legal proceedings.

Not applicable.

(g) Promoters and control persons.

Not applicable.

(h) Audit committee financial expert.

Our board of directors had determined that Mr. Michael S. Casazza, an independent member of our board of directors and member of our audit committee, meets the requirements as our audit committee financial expert.

(i) Identification of the audit committee.

We have appointed an Audit Committee currently consisting of Dr. Casement as chairman, Mr. Grunfeld and Mr. Casazza.

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

CODE OF ETHICS

We have adopted a Code of Ethics for our senior financial management, which includes our president and secretary as principal executive or accounting officers, that has been filed as an exhibit to this report.

ITEM 11. EXECUTIVE COMPENSATION.

(a) General.

Henry Fong, our President and the only officer of Equitex whose total compensation exceeded $100,000 for the fiscal year ended December 31, 2003, received an annual salary of $210,000. Beginning July 1, 2001 and for the year ended December 31, 2002, the only compensation Mr. Fong received from Equitex was his annual salary. Of the compensation expense to Mr. Fong during 2001, $76,255 was expensed during the period from August 6, 2001 to December 31, 2001 following our merger with Key Financial Systems and Nova Financial Systems with the balance paid by Equitex 2000.

In January 1998, the Compensation Committee of our Board of Directors retained an independent consultant to review the President's compensation. As a result of that review, a new compensation arrangement was instituted based on recommendations made by the independent consultant. In addition to Mr. Fong's annual salary, beginning January 1, 1998 and ended June 30, 2001, Mr. Fong received an annual bonus equaling 1% of our total assets combined with 5% of the increase in the market value of our common stock, excluding shares owned by him, calculated quarterly from January 1 to December 31 of any fiscal year. If there was a negative computation in any given quarter, no bonus was accrued and that negative amount was carried forward to offset the subsequent quarter's bonus during the fiscal year. Negative amounts were not accumulated nor carried into subsequent fiscal years. Following our acquisition of Nova Financial Systems and Key Financial Systems in August 2001, Mr. Fong, in consultation with the Compensation Committee, agreed to end the bonus plan beginning July 1, 2001 through December 31, 2002. All accrued bonuses due under the plan became the responsibility of Equitex 2000 following the spin-off in August 2001. In June 2003, the Compensation Committee reviewed Mr. Fong's compensation arrangement and reinstituted the bonus plan effective June 1, 2003, for a bonus to be calculated quarterly based on 5% of the increase in the market value of our common stock as described above.

We have no retirement or pension plan for our President, Mr. Fong.

(b) Summary compensation table.

The following table sets forth information regarding compensation paid to our officers during the years ended December 31, 2003, 2002 and 2001:

                           SUMMARY COMPENSATION TABLE

                                                             Long-Term
                                  Annual Compensation      Compensation
                       ----------------------------------     Awards
Name &                                       Other Annual  ------------    All Other
Principal              Salary      Bonus     Compensation     Options     Compensation
Position       Year     ($)         ($)          ($)         & SARs(#)        ($)
----------     ----    ------    ---------   ------------  ------------   ------------
Henry Fong     2003   210,000    1,489,566       -0-          328,000         -0-
President,
Treasurer      2002   183,013       -0-          -0-            -0-           -0-
Principal
Executive      2001    76,255       -0-          -0-            -0-           -0-
Officer and             (1)
Accounting
Officer
----------

(1) Includes salary paid and accrued during the period from August 6, 2001 to December 31, 2001 following our merger with Key Financial Systems and Nova Financial Systems.

 (c) Option/SAR grants table.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                      GRANT DATE
                             INDIVIDUAL GRANTS                          VALUE
(a)                (b)              (c)          (d)         (e)         (f)
               Number of
               Securities     Percent of total
               Underlying      options/ SARs   Exercise                 Grant
                Options/         granted to    of Base                   Date
                  SARs          employees in    Price    Expiration    Present
Name           Granted (#)      Fiscal Year     ($/Sh)      Date       Value($)
----           -----------    ---------------- --------  ----------   ----------
Henry Fong       328,000            22%         $1.03     6/20/2008   337,840(1)

(1) Represents the value of the stock options based upon the closing stock price of the Registrant's common stock ($1.03) on the date of grant.


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

Not applicable.

(g) Compensation of directors.

     (1)Standard Arrangements

Each independent member of our Board of Directors, Messrs. Russell L. Casement, Aaron A. Grunfeld and Michael S. Casazza, receive $10,000 per year payable monthly and $500 for each Board of Director's meeting attended either in person or by telephone. For the year ended December 31, 2003, Messrs. Casement and Grunfeld each received a total of $14,500 while Mr. Hovorka received $1,667 prior to his resignation in March 2003. Mr. Casazza became a director in February 2004 and therefore did not receive any compensation in 2003. Members of the Board of Directors also receive reimbursement for expenses incurred in attending board meetings.

     (2) Other Arrangements

On December 30, 2002, our Board of Directors adopted a new stock option plan, the 2003 Stock Option Plan. On June 20, 2003, our two independent directors at the time, Mr. Russell L. Casement and Mr. Aaron A. Grunfeld, each received options to purchase 100,000 shares of our common stock at an exercise price of $1.03 per share expiring on June 20, 2008.

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

Our Compensation Committee for the year ended December 31, 2003 consisted of Mr. Grunfeld as chairman and Dr. Casement both of whom continue to serve in that capacity. No member of the Compensation Committee was an officer or employee of us or any of our subsidiaries during the year. No executive officer has served on the board of directors of any other entity with either member of the Compensation Committee.

(k) Board compensation committee report on executive compensation.

In January 1998, the Compensation Committee of our Board of Directors retained an independent consultant to review the President's compensation. The compensation committee directed the consultant to review both the salary and bonus structure. The independent consultant analyzed the compensation structure and compared it to the compensation structures of companies similar to us. The consultant recommended no change in the President's salary but did recommend an annual bonus plan equaling 1% of our total assets combined with 5% of the increase in the market value of our common stock not held by the President. The bonus was calculated and paid quarterly from January 1 to December 31 of any fiscal year based on a formula provided by the consultant. The Compensation Committee felt this compensation arrangement, tied primarily to the market performance of our common stock while including incentives for increases in assets, was the most equitable method for compensating the President. This provided a quantitative measure on which to reward the President's performance, by directly emphasizing market performance, which correlates directly with the expectations and goals of us and our stockholders.

This plan was in place until June 30, 2001. At that time, our president approached the Compensation Committee and voluntarily proposed an end to the bonus portion of his compensation in connection with the acquisition of Key Financial Systems and Nova Financial Systems. The Compensation Committee agreed and thereafter beginning July 1, 2001, our President received an annual salary of $183,013 and no bonus through the year ended December 31, 2002.

During 2003, the Compensation Committee reviewed our president's salary, which had not been adjusted since 1991. The Compensation Committee determined his salary should be increased to reflect the approximate annual increase in the consumer price index for the previous five years. This amounted to an increase of approximately 15% to $210,000. In reviewing Mr. Fong's compensation, the Compensation Committee also determined it was in the best interest of the Company to give him additional incentive to maximize the Company's performance. The Compensation Committee determined the bonus plan based solely on the increase in market value of our common stock recommended by the independent consultant in 1998 still presented a viable way to reward our president's performance by tying his bonus to the goals of our stockholders.

Therefore, effective June 1, 2003, the Compensation Committee reinstated the previous bonus plan for our president absent payment for 1% of the total assets.

Compensation Committee
----------------------
Russell L. Casement
Aaron A. Grunfeld

(i) Performance graph.

                 12/31/1998  12/31/1999  12/31/2000  12/31/2001  12/31/2002  12/31/2003
----------------------------------------------------------------------------------------
Nasdaq US            100.00      185.43      111.83       88.76       61.37       91.75
Nasdaq Financial     100.00       99.34      107.40      117.96      121.48      164.30
Equitex              100.00      116.36       70.01       52.65        5.96       23.27

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) (b) Security Ownership of Certain Beneficial Owners and Security Ownership of Management.

The following table contains information at March 31, 2004, as to the beneficial ownership of shares of our common stock by each person who, to our knowledge at that date, was the beneficial owner of five percent or more of the outstanding shares of the class, each person who is a director or executive officer of us and all persons as a group who are executive officers and directors, and as to the percentage of outstanding shares so held by them at March 31, 2004.


                                                             Shares of      Shares of
                               Shares of      Shares of    Common Stock      Common                     Percentage
                                 Common     Common Stock    Underlying        Stock                     of Common
Name and Address of           Stock Owned    Underlying      Preferred     Underlying                  Stock Owned
Beneficial Owner                  (1)        Options (1)     Stock (1)    Warrants (1)       Total         (8)
-------------------          ------------   ------------   ------------   ------------       -----     -----------
Henry Fong                      688,277(2)     804,000(3)            0       39,337       1,531,614       4.4%
7315 E. Peakview Ave.
Englewood, CO 80111

Russell L. Casement                146,795     220,400(4)            0          795         367,990       1.1%
1355 S. Colorado Blvd Suite
320
Denver, CO   80222

Aaron A. Grunfeld                   32,700     234,000(5)            0            0         266,700       0.8%
10390 Santa Monica Blvd,
Fourth Floor
Los Angeles, CA   90025

Michael S. Casazza                   5,167              0            0       10,000          15,167       0.0%
906 Thornblade Blvd
Greer, SC 29650

Thomas Olson                             0     135,000(6)            0            0         135,000       0.4%
7315 E. Peakview Ave
Englewood, CO 80111

Daniel Bishop (7)                7,877,067              0    1,250,000      280,000       9,407,067      25.8%
7315 E Peakview Ave
Englewood, CO 80111

All officers and directors as      872,939      1,393,400            0       50,132       2,316,471       6.4%
a group (five persons)
---------------

(1) The beneficial owners exercise sole voting and investment power. (2) Includes shares owned by a corporation in which Mr. Fong is an officer and director and a partnership in which Mr. Fong is a partner. (3) Includes 476,000 shares underlying options granted under our 1999 Stock
     Option Plan and 328,000 shares underlying options granted under our 2003 Stock Option Plan.
(4) Includes 36,400 shares underlying options granted under our 1993 Stock Option Plan for Non-Employee Directors and 84,000 shares underlying options granted under the 1999 Stock Option Plan and 100,000 shares underlying options granted under our 2003 Stock Option Plan.
(5) Includes 50,000 shares underlying options granted under our 1993 Stock Option Plan for Non-Employee Directors and 84,000 shares underlying options granted under our 1999 Stock Option Plan and 100,000 shares underlying options granted under our 2003 Stock Option Plan.
(6) Includes 35,000 shares underlying options granted under our 1999 Stock Option Plan and 100,000 shares underlying options granted under our 2003 Stock Option Plan.
(7)  Ownership information obtained from Form 4 filing dated October 31, 2003.
(8) As of March 31, 2004, 33,894,728 shares of our common stock were outstanding.

(c) Changes in control.

We are unaware of any arrangements that may, at a subsequent date, result in a change in control of our company.

 (d) Securities authorized for issuance under equity compensation plans.

We have the following securities authorized for issuance under our equity compensation plans as of December 31, 2003, including options outstanding or available for future issuance under our 1993 Stock Option Plan for Non-Employee Directors, 1999 Stock Option Plan and our 2003 Stock Option Plan.

                      Equity Compensation Plan Information
---------------------------------------------------------------------------------------
                                                                  Number of securities
                                                                  remaining available
                                                                  for future issuance
                        Number of securities   Weighted-average       under equity
                          to be issued upon   exercise price of    compensation plans
                             exercise of         outstanding     (excluding securities
                        outstanding options,  options, warrants   reflected in column
Plan category            warrants and rights      and rights              (a))
---------------------------------------------------------------------------------------
                                 (a) (b) (c)
---------------------------------------------------------------------------------------
Equity compensation            1,962,400            $2.56              2,000,000
plans not approved by
security holders
                        ---------------------------------------------------------------
  Total                        1,962,400            $2.56              2,000,000
                        ===============================================================


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a) Transactions with Management and Others.

We currently lease approximately 1,800 square feet of office space in Greenwood Executive Park, 6400 South Quebec, Englewood, Colorado from a partnership in which our President is the sole partner, on terms comparable to the existing market for similar facilities.

During 2002, our President, and a company in which he is the sole officer and director, loaned us a total of $25,000, which remained unpaid at December 31, 2002. During 2003, Mr. Fong and these same companies loaned us an additional $64,459 in varying amounts from time-to-time. Of this amount, $89,038 was repaid during 2003, therefore $421 remained unpaid as of December 31, 2003. These loans were due on demand and carried an interest rate of 8%.

(b) Certain business relationships.

Not applicable.

(c) Indebtedness of management.

Not applicable.

(d) Transactions with promoters.

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Gelfond Hochstadt Pangburn, P.C. served as our auditors for the years ended December 31, 2003 and 2002.

AUDIT FEES

Fees billed by Gelfond Hochstadt Pangburn, P.C. for audit and review services rendered for each of the years ended December 31, 2003 and 2002 were $209,000 and $149,000, respectively, which includes out-of-pocket costs incurred in connection with these services.

AUDIT-RELATED FEES

Fees billed by Gelfond Hochstadt Pangburn, P.C. for audit-related fees in each of the years ended December 31, 2003 and 2002 were $19,000 and $15,000, respectively. Gelfond Hochstadt Pangburn, P.C. performed ?due-diligence services which comprised these fees.

TAX FEES

Fees billed by Gelfond Hochstadt Pangburn, P.C. for tax fees rendered in each of the years ended December 31, 2003 and 2002 were $21,000 and $17,000, respectively. These fees were for services including tax return preparation.

ALL OTHER FEES

Gelfond Hochstadt Pangburn, P.C. did not bill for any other fees with respect to the years ended December 31, 2003 and 2002.

Pursuant to our Audit Committee Charter, before the accountant is engaged by us to render audit or non-audit services, the engagement is approved by our audit committee.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report immediately following the signature page.

                                                                           Page
                                                                           ----
1. Financial Statements and Supplementary Data

Independent auditors' report - Gelfond Hochstadt Pangburn, P.C.              F-1
--------------------------------------------------------------------------------
Consolidated/combined financial statements:
--------------------------------------------------------------------------------
   Consolidated balance sheets - December 31, 2003 and 2002            F-2 - F-3
--------------------------------------------------------------------------------
   Consolidated/combined statements of operations - years ended
   December 31, 2003, 2002 and 2001                                          F-4
--------------------------------------------------------------------------------
   Consolidated/combined statements of changes in stockholders'
   equity - years ended December 31, 2003, 2002 and 2001              F-5 - F-12
--------------------------------------------------------------------------------
   Consolidated/combined statements of cash flows - years ended
   December 31, 2003, 2002 and 2001                                  F-13 - F-15
--------------------------------------------------------------------------------
   Notes to consolidated/combined financial statements               F-16 - F-55
--------------------------------------------------------------------------------

2. Financial Statements Schedules.

None

3. Exhibits.

3.1   Articles of Incorporation (1)
--------------------------------------------------------------------------------
3.2   Bylaws (1)
--------------------------------------------------------------------------------
3.3 Certificate of Designations of Registrant's Series D Convertible Preferred Stock. (4)
--------------------------------------------------------------------------------
3.4 Certificate of Designations of Registrant's Series G Convertible Preferred Stock. (5)
--------------------------------------------------------------------------------
3.5 Certificate of Designations of Registrant's Series I Convertible Preferred Stock. (6)
--------------------------------------------------------------------------------
3.6 Certificate of Designations of Registrant's Series J Convertible Preferred Stock (12)
--------------------------------------------------------------------------------
10.1  1993 Stock Option Plan for Non-Employee Directors (2)
--------------------------------------------------------------------------------
10.2  1999 Stock Option Plan. (3)
--------------------------------------------------------------------------------
10.3  2003 Stock Option Plan. FILED HEREWITH.
--------------------------------------------------------------------------------
10.4 Distribution Agreement., between Equitex, Inc. and Equitex 2000, Inc. dated August 6, 2001 (7)
--------------------------------------------------------------------------------
10.5 Agreement and Plan of Reorganization among Equitex, Inc., Key Financial Systems, Inc. and Key Merger Corporation dated June 27, 2000 (8)
--------------------------------------------------------------------------------
10.6 Agreement and Plan of Reorganization among Equitex, Inc., Nova Financial Systems, Inc. and Nova Acquisition Corporation dated June 27, 2000 (9)
--------------------------------------------------------------------------------
10.7 Stock Purchase Agreement by and between Equitex, Inc. and the Selling Stockholders of Chex Services, Inc. (10)
--------------------------------------------------------------------------------
10.8 Amendment No. 1 to the Stock Purchase Agreement by and between Equitex, Inc. and the Selling Stockholders of Chex Services, Inc. (11)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
10.9 Purchase Agreement by and among Equitex, Inc., Pandora Select Partners, L.P. and Whitebox Hedged High Yield Partners, L.P. FILED HEREWITH.
--------------------------------------------------------------------------------
10.10 Convertible Secured Promissory Note payable by Equitex, Inc. to Pandora Select Partners, L.P. FILED HEREWITH.
--------------------------------------------------------------------------------
10.11 Convertible Secured Promissory Note payable by Equitex, Inc. to Whitebox Hedged High Yield Partners, L.P. FILED HEREWITH.
--------------------------------------------------------------------------------
10.12 Secured Promissory Note payable by Chex Services, Inc. to Equitex, Inc. FILED HEREWITH.
--------------------------------------------------------------------------------
10.13 Security Agreement by and between Equitex, Inc., Pandora Select Partners, L.P. and Whitebox Hedged High Yield Partners, L.P. FILED HEREWITH.
--------------------------------------------------------------------------------
10.14 Guaranty Agreement by and between Equitex, Inc., Pandora Select Partners, L.P. and Whitebox Hedged High Yield Partners, L.P. FILED HEREWITH.
--------------------------------------------------------------------------------
10.15 Security Agreement by and between Chex Services, Inc., Pandora Select Partners, L.P. and Whitebox Hedged High Yield Partners, L.P.
      FILED HEREWITH.
--------------------------------------------------------------------------------
10.16 Security Agreement by and between Equitex, Inc. and Chex Services, Inc. FILED HEREWITH.
--------------------------------------------------------------------------------
10.17 Registration Rights Agreement by and among Equitex, Inc., Pandora Select Partners, L.P. and Whitebox Hedged High Yield Partners, L.P.
      FILED HEREWITH.
--------------------------------------------------------------------------------
21    List of Subsidiaries. FILED HEREWITH.
--------------------------------------------------------------------------------
23 Consent of Independent Certified Public Accountants, Gelfond Hochstadt Pangburn, P.C. FILED HEREWITH
--------------------------------------------------------------------------------
31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.
--------------------------------------------------------------------------------
32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. FILED HEREWITH.
--------------------------------------------------------------------------------
99.1  Code of Ethics for Senior Financial Management. FILED HEREWITH.

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

(5) Incorporated by reference from the like numbered exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

(6) Incorporated by reference from Exhibit 2.1 of the Registrant's Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on August 21, 2001.

(7) Incorporated by reference from Exhibit 4.5 of the Registrant's Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on August 21, 2001.

(8) Incorporated by reference from Exhibit 2.2 of the Registrant's Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on August 21, 2001.

(9) Incorporated by reference from Exhibit 2.3 of the Registrant's Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on August 21, 2001.

(10) Incorporated by reference from Exhibit 2.1 of the Registrant's Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on January 7, 2002.

(11) Incorporated by reference from Exhibit 2.2 of the Registrant's Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on January 7, 2002.

(12) Incorporated by reference from Exhibit 3(i).10 of the Registrant's Registration Statement on Form S-3, No. 333-101731 effective January 9, 2003.

(b) Reports on Form 8-K.

    Not applicable.

(c) Exhibits required by Item 601 of Regulation S-K

    See Item 15(a)(3) above.

(d) Financial statement schedules required by Regulation S-X

    Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: April 14, 2004                    EQUITEX, INC.
                                        (Registrant)


                                        By /S/ HENRY FONG
                                        -------------------------------------
                                        Henry Fong, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date: April 14, 2004                    /S/ HENRY FONG
                                        -------------------------------------
                                        Henry Fong, President,
                                        Treasurer and Director
                                        (Principal Executive, Financial,
                                        and Accounting Officer)

Date: April 14, 2004                    /S/ RUSSELL L. CASEMENT
                                        -------------------------------------
                                        Russell L. Casement, Director

Date: April 14, 2004                    /S/ AARON A. GRUNFELD
                                        -------------------------------------
                                        Aaron A. Grunfeld, Director

Date: April 14, 2004                    /S/ MICHAEL S. CASAZZA
                                        -------------------------------------
                                        Michael S. Casazza, Director

                         EQUITEX, INC. AND SUBSIDIARIES

                   CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

               INDEX TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS



                                                                               Page
                                                                               ----
Independent auditors' report                                                    F-1

Consolidated/combined financial statements:

 Consolidated balance sheets                                              F-2 - F-3

 Consolidated/combined statements of operations                                 F-4

 Consolidated/combined statements of changes in stockholders' equity     F-5 - F-12

 Consolidated/combined statements of cash flows                         F-13 - F-15

 Notes to consolidated/combined financial statements                    F-16 - F-55

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Equitex, Inc.

We have audited the accompanying consolidated balance sheets of Equitex, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated/combined statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated/combined financial statements referred to above present fairly, in all material respects, the financial position of Equitex, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
April 13, 2004

                         EQUITEX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2003 AND 2002

                                     ASSETS

                                                                           2003            2002
                                                                      ------------    ------------
Current assets:
Cash and cash equivalents                                             $  8,059,780    $  8,926,124
Receivables, net (Note 5)                                                3,509,120       3,484,387
Current portion of notes and interest receivable, including related
  parties of $239,206 (2003) and $245,322 (2002) (Note 6)                  707,155         340,869
Prepaid expenses and other                                                 314,372         350,830
Assets of discontinued operations (Note 4)                                   1,055          32,230
                                                                      -------------   -------------
   Total current assets                                                 12,591,482      13,134,440
                                                                      -------------   -------------


Assets of discontinued operations (Note 4)                                                  61,170
Notes and interest receivable, net, including related parties of
  $1,462,375 (2003) and $1,480,030 (2002) (Note 6)                       2,107,062       1,980,030
Property, equipment and leaseholds (Notes 7 and 9)                       1,184,813       1,141,715
Deferred tax asset (Note 10)                                             1,380,000       1,380,000
Intangible and other assets (Note 8)                                     3,358,393       4,098,393
Goodwill (Notes 3 and 8)                                                 5,636,000       5,636,000
                                                                      -------------   -------------
                                                                        13,666,268      14,297,308
                                                                      -------------   -------------
                                                                      $ 26,257,750    $ 27,431,748
                                                                      =============   =============

                                  (Continued)

                     EQUITEX, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2003 AND 2002

                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     2003            2002
                                                                                -------------   -------------
Current liabilities:
  Bank overdraft (Note 9)                                                       $  2,497,766
  Accounts payable                                                                   651,106    $    671,487
  Accrued expenses and other liabilities, including related party
   accruals of $1,293,360 (2003) and $375,109 (2002) (Note 11)                     2,722,986       1,219,328
  Accrued liabilities on casino contracts (Note 12)                                  587,099         622,361
  Notes payable, related parties (Note 9)                                            155,421         175,000
  Current portion of long-term debt (Note 9)                                         201,727         251,727
  Line of credit, notes, and loans payable (Note 9)                               11,277,177      13,493,776
  Due to credit card holders (Note 12)                                               275,499         389,535
  Liabilities of discontinued operations (Note 4)                                    621,768         860,394
                                                                                -------------   -------------
   Total current liabilities                                                      18,990,549      17,683,608
                                                                                -------------   -------------
Long-term debt, net of current portion (Note 9)                                       37,243         240,629
                                                                                -------------   -------------
   Total liabilities                                                              19,027,792      17,924,237
                                                                                -------------   -------------

Commitments and contingencies (Notes 9, 12 and 13)

Stockholders' equity (Note 13):
 Preferred stock; 2,000,000 shares authorized:
  Series D, 6%; stated value $1,000 per share; 408 shares (2003) and 575
   shares (2002) issued and outstanding; liquidation preference $594,000             408,000         575,000
  Series G, 6%; stated value $1,000 per share; 370 shares issued and
   outstanding; liquidation preference $571,000                                      370,000         370,000
  Series I, 6%; stated value $1,000 per share; 1,600 shares (2003) and 1,690
   shares (2002) issued and outstanding; liquidation preference $2,283,000         1,600,000       1,690,000
  Series J, 6%; stated value $1,000 per share; 1,380 shares issued, 730
   shares outstanding                                                                              1,380,000
 Less preferred treasury stock; Series J, at cost; 650 shares                                       (650,000)
 Common stock, $0.02 par value; 50,000,000 shares authorized; 34,530,040 shares (2003) and 26,527,282 shares (2002) issued; 33,167,972 shares
  (2003) and 26,111,425 shares (2002) outstanding                                    690,601         530,546
 Stock subscription note receivable                                                 (800,000)
 Additional paid-in capital                                                       17,115,338      12,719,855
 Accumulated deficit                                                             (11,428,264)     (6,851,039)
 Less common treasury stock at cost; 1,362,068 shares (2003) and 415,857
  shares (2002)                                                                     (725,717)       (256,851)
                                                                                -------------   -------------
    Total stockholders' equity                                                     7,229,958       9,507,511
                                                                                -------------   -------------
                                                                                $ 26,257,750    $ 27,431,748
                                                                                =============   =============

            See notes to consolidated/combined financial statements.

                            EQUITEX, INC. AND SUBSIDIARIES

                    CONSOLIDATED/COMBINED STATEMENTS OF OPERATIONS

                    YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
                                       (Note 1)

                                                                               2003            2002             2001
                                                                          -------------   -------------    -------------
Fee revenue                                                               $ 18,104,995    $ 19,580,399     $  1,373,158
Credit card income, net of provision for losses (Note 4)                       415,253         759,576        1,752,559
Other                                                                                          122,001           18,762
                                                                          -------------   -------------    -------------
       Total revenues                                                       18,520,248      20,461,976        3,144,479
                                                                          -------------   -------------    -------------
Third party servicing fees                                                     242,431         403,496        1,080,098
Fees paid to casinos                                                         6,300,400       6,189,730          437,411
Salaries, wages and employee benefits                                        7,909,407       7,271,845        2,656,601
Other operating expenses                                                     7,301,724       6,461,674        1,218,757
                                                                          -------------   -------------    -------------
                                                                            21,753,962      20,326,745        5,392,867
                                                                          -------------   -------------    -------------
Income (loss) from operations                                               (3,233,714)        135,231       (2,248,388)
                                                                          -------------   -------------    -------------
Other income (expense):
Interest income, including related party interest of $71,755 (2003)
   and $14,634 (2002)                                                          122,454         124,400
Interest expense, including related party interest of $12,941 (2003),
$19,285 (2002) and $137,160 (2001)                                          (1,352,124)     (1,595,231)        (239,893)
                                                                          -------------   -------------    ------------
                                                                            (1,229,670)     (1,470,831)        (239,893)
                                                                          -------------   -------------    -------------
Loss from continuing operations before income taxes                         (4,463,384)     (1,335,600)      (2,488,281)
Income tax expense (benefit)                                                    38,000          55,000         (572,500)
                                                                          -------------   -------------    -------------
Loss from continuing operations                                             (4,501,384)     (1,390,600)      (1,915,781)
Income (loss) from discontinued operations, net of income taxes (Note 4)       (75,841)     (2,928,400)         884,412
                                                                          -------------   -------------    -------------
Net loss                                                                    (4,577,225)     (4,319,000)      (1,031,369)
                                                                          -------------   -------------    -------------
Beneficial conversion features and warrant accretion (Note 13)                 (13,280)         (2,080)      (2,924,000)
Additional warrants issued to preferred stockholders (Note 13)                                 (53,000)        (152,000)
Repricing of warrants to preferred stockholders (Note 13)                     (375,000)
Redemption of convertible preferred stock  in excess
  of beneficial conversion features (Note 13)                                   38,430         266,000           92,000
Deemed preferred stock dividends (Note 13)                                    (229,000)       (331,500)        (181,000)
                                                                          -------------   -------------    -------------
Net loss applicable to common stockholders                                $ (5,156,075)   $ (4,439,580)    $ (4,196,369)
                                                                          =============   =============    =============
Basic and diluted loss (income) per common share:
  Loss from continuing operations                                         $      (0.18)   $      (0.06)    $      (0.39)
  Income (loss) from discontinued operations                                         *           (0.13)            0.07
                                                                          -------------   -------------    -------------
Basic and dilutedloss per share                                           $      (0.18)   $      (0.19)    $      (0.32)
                                                                          =============   =============    =============
Weighted average number of common shares outstanding, basic                 29,357,058     22,833,159        13,032,655
                                                                          =============   ============     =============
*Amount is less than $(0.01) per share.

            See notes to consolidated/combined financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

       CONSOLIDATED/COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
                                    (Note 1)

                                                   Convertible preferred stock                    Common stock
                                                   ---------------------------  Preferred   ------------------------   Additional
                                                                                treasury                                 paid-in
                                                      Shares       Amount         stock       Shares        Amount       capital
                                                   ------------  ------------   ----------  -----------  -----------   ------------
Balances, January 1, 2001 (Note 1)                                                           8,937,080   $  178,741    $   220,094

Common stock of Key and Nova
 issued for cash                                                                               181,043        3,621        996,379

Dividends paid to Key and Nova shareholders
 by Key and Nova
                                                   ------------  ------------   ----------  -----------   -----------   -----------

Balances as of August 6, 2001, prior to the
 Company's acquisition of Key and Nova
 (represents Company's outstanding shares of
 9,084,773, plus 33,350 shares of treasury stock)                                            9,118,123      182,362     1,216,473

Issuance of common stock in connection with the
 acquisition of Key and Nova - preferred stock
 of Equitex outstanding includes 725 shares of
 Series D, 1,300 shares of Series G, and 4,000
 shares of Series I preferred stock;  also
 outstanding: options, warrants, and common
 stock and warrants to be issued                         6,025   $ 6,025,000                 9,084,773      181,696     (5,590,825)

Allocation of Series H and I preferred stock
 beneficial conversion features                                   (2,924,000)                                            2,924,000

Amortization of Series H and I preferred stock
 beneficial conversion features                                    2,924,000                                            (2,924,000)

Conversion of Series I preferred stock
 to common stock                                        (1,010)   (1,010,000)                  359,958        7,199      1,002,801

Exercises of warrants for common stock                                                          69,852        1,397        242,450

Redemption of Series I preferred stock
 for cash                                                 (330)     (330,000)                                              (88,805)

Conversion of Series G preferred stock to
 common stock                                             (400)     (400,000)                  165,090        3,302        396,698
                                                   ------------  ------------   ----------  -----------  -----------   ------------

                                  (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
                                    (Note 1)

                                                                                                 Retained
                                                    Common      Common stock      Deferred       earnings          Total
                                                   treasury     and warrants    compensation   (accumulated     stockholders'
                                                    stock       to be issued        cost         deficit)          equity
                                                  -----------   -------------   -------------  -------------    -------------
Balances, January 1, 2001 (Note 1)                                                             $    499,330     $    898,165

Common stock of Key and Nova
 issued for cash                                                                                                   1,000,000

Dividends paid to Key and Nova shareholders
 by Key and Nova                                                                                 (2,000,000)      (2,000,000)
                                                  -----------   -------------   -------------  -------------    -------------

Balances as of August 6, 2001, prior to the
 Company's acquisition of Key and Nova
 (represents Company's outstanding shares of
 9,084,773, plus 33,350 shares of treasury stock)                                                (1,500,670)        (101,835)

Issuance of common stock in connection with the
 acquisition of Key and Nova - preferred stock
 of Equitex outstanding includes 725 shares of
 Series D, 1,300 shares of Series G, and 4,000
 shares of Series I preferred stock;  also
 outstanding: options, warrants, and common
 stock and warrants to be issued                   $(114,037)    $ 1,528,000     $  (589,834)                      1,440,000

Allocation of Series H and I preferred stock beneficial conversion features

Amortization of Series H and I preferred stock beneficial conversion features

Conversion of Series I preferred stock
 to common stock

Exercises of warrants for common stock                                   485                                         244,332

Redemption of Series I preferred stock
 for cash                                                                                                           (418,805)

Conversion of Series G preferred stock to
 common stock
                                                  -----------   -------------   -------------  -------------    -------------

                                  (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
                                    (Note 1)

                                                   Convertible preferred stock                    Common stock
                                                   ---------------------------  Preferred   ------------------------   Additional
                                                                                treasury                                 paid-in
                                                      Shares       Amount         stock       Shares        Amount       capital
                                                   ------------  ------------   ----------  -----------  -----------   ------------
Agreements to issue common stock
 and warrants for services

Common stock and warrants issued for
 services                                                                                      455,000        9,100      2,245,300

Cancellation of agreement to issue
 common stock for services (Note 12)

Amortization of deferred compensation
cost

Common stock issued for the acquisition
 of Chex Financial Services, Inc. (Note 3)                                                   1,992,001       39,840     10,079,160

Beneficial conversion feature and warrants
 attached to convertible debentures                                                                                        185,000

Issuance of additional warrants to preferred
 stockholders                                                       (152,000)                                              152,000

Amortization of additional warrants issued to
 preferred stockholders                                              152,000                                              (152,000)

Repricing of warrants                                                                                                       66,000

Net loss
                                                   ------------  ------------   ----------  -----------  -----------   ------------

Balances, December 31, 2001                              4,285     4,285,000                21,244,797      424,896      9,754,252

Exercise of warrants for common stock                                                          304,856        6,098        250,949

Issuance of common stock under private placement
 agreements (net of offering costs)                                                          1,212,386       24,247        681,949

Purchase of shares of the Company's common stock by subsidiary

Conversion of promissory note and accrued interest
 to common stock by subsidiary                                                                 130,862        2,617         60,197

Conversion of promissory note and accounts payable
 to common stock                                                                               123,829        2,475        105,436
                                                   ------------  ------------   ----------  -----------  -----------   ------------

                                  (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
                                    (Note 1)

                                                                                                 Retained
                                                    Common      Common stock      Deferred       earnings          Total
                                                   treasury     and warrants    compensation   (accumulated     stockholders'
                                                    stock       to be issued        cost         deficit)          equity
                                                  -----------   -------------   -------------  -------------    -------------
Agreements to issue common stock and
 warrants for services                                             1,873,000      (1,733,000)                        140,000

Common stock and warrants issued for
 services                                                         (2,236,000)                                         18,400

Cancellation of agreement to issue
 common stock for services (Note 12)                                (415,000)        415,000

Amortization of deferred compensation
 cost                                                                              1,907,834                       1,907,834

Common stock issued for the acquisition
 of Chex Financial Services, Inc. (Note 3)                                                                        10,119,000

Beneficial conversion feature and warrants
 attached to convertible debentures                                                                                  185,000

Issuance of additional warrants to preferred stockholders

Amortization of additional warrants issued to preferred stockholders

Repricing of warrants                                                                                                 66,000

Net loss                                                                                         (1,031,369)      (1,031,369)
                                                  -----------   -------------   -------------  -------------    -------------

Balances, December 31, 2001                         (114,037)        750,485                     (2,532,039)      12,568,557

Exercise of warrants for common stock                                   (485)                                        256,562

Issuance of common stock under private placement
 agreements (net of offering costs)                                                                                  706,196

Purchase of shares of the Company's common
 stock by subsidiary                                 (80,000)                                                        (80,000)

Conversion of promissory note and accrued
 interest to common stock by subsidiary              (62,814)                                                              -

Conversion of promissory note, accrued interest
 and accounts payable to common stock                                                                                107,911
                                                  -----------   -------------   -------------  -------------    -------------

                                  (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
                                    (Note 1)

                                                   Convertible preferred stock                    Common stock
                                                   ---------------------------  Preferred   ------------------------   Additional
                                                                                treasury                                 paid-in
                                                      Shares       Amount         stock       Shares        Amount       capital
                                                   ------------  ------------   ----------  -----------  -----------   ------------
Redemption of Series I preferred stock for cash           (710)     (710,000)                                             (136,343)

Conversion of Series G preferred stock to common
 stock                                                    (530)     (530,000)                1,224,221       24,486        505,514

Conversion of Series I preferred stock to common
 stock                                                    (260)     (260,000)                  616,035       12,321        247,679

Issuance of common stock and warrants under
 deferred compensation agreement                                                                15,000          300        133,700

Amortization of deferred compensation cost

Cancellation of agreement to issue common stock
 and warrants for services (Note 12)                                                                                       687,500

Conversion of Series D preferred stock to common
 stock                                                    (150)     (150,000)                  782,328       15,646        134,354

Issuance of common stock and warrants to
 consultants for services                                                                      416,341        8,327        213,263

Issuance of Series J preferred stock, including
 650 shares purchased by subsidiary
 (net of offering costs)                                 1,380     1,380,000    $(650,000)                                (151,680)

Conversion of accrued liabilities to common stock                                              148,792        2,976         58,029

Issuance of common stock for services                                                          367,835        6,157        120,056

Issuance of additional warrants to preferred
stockholders                                                         (53,000)                                               53,000

Amortization of additional warrants issues to
 preferred stockholders                                               53,000                                               (53,000)

Beneficial conversion feature and warrants
 attached to convertible promissory notes                                                                                   55,000

Net loss
                                                   ------------  ------------   ----------  -----------  -----------   ------------
Balances, December 31, 2002                              4,015     4,015,000     (650,000)  26,587,282      530,546     12,719,855

                                  (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
                                    (Note 1)

                                                                                                 Retained
                                                    Common      Common stock      Deferred       earnings          Total
                                                   treasury     and warrants    compensation   (accumulated     stockholders'
                                                    stock       to be issued        cost         deficit)          equity
                                                  -----------   -------------   -------------  -------------    -------------
Redemption of Series I preferred stock for cash                                                                     (846,343)

Conversion of Series G preferred stock to common
 stock                                                                                                                     -

Conversion of Series I preferred stock to common
 stock                                                                                                                     -

Issuance of common stock and warrants under
 deferred compensation agreement                                                    (134,000)                              -

Amortization of deferred compensation cost                                           134,000                         134,000

Cancellation of agreement to issue common stock
 and warrants for services (Note 12)                                (750,000)                                        (62,500)

Conversion of Series D preferred stock to common
stock                                                                                                                      -

Issuance of common stock and warrants to
 consultants for services                                                                                            221,590

Issuance of Series J preferred stock, including
 650 shares purchased by subsidiary
 (net of offering costs)                                                                                             578,320

Conversion of accrued liabilities to common stock                                                                     61,005

Issuance of common stock for services                                                                                126,213

Issuance of additional warrants to preferred
 stockholders                                                                                                              -

Amortization of additional warrants issues to
 preferred stockholders                                                                                                    -

Beneficial conversion feature and warrants
 attached to convertible promissory notes                                                                             55,000

Net loss                                                                                         (4,319,000)      (4,319,000)
                                                  -----------   -------------   -------------  -------------    -------------
Balances, December 31, 2002                         (256,851)              -               -     (6,851,039)       9,507,511

                                  (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
                                    (Note 1)

                                                   Convertible preferred stock                    Common stock
                                                   ---------------------------  Preferred   ------------------------   Additional
                                                                                treasury                                 paid-in
                                                      Shares       Amount         stock       Shares        Amount       capital
                                                   ------------  ------------   ----------  -----------  -----------   ------------
Exercises of options and warrants for common
 stock (net of offering costs)                                                               3,543,224       70,864      1,662,303

Warrants issued for services                                                                                               254,000

Purchase of shares of common stock by subsidiary,
 including $207,000 from a related party                                                                                    78,578

Redemption of Series I preferred stock for cash            (90)      (90,000)                                              (32,776)

Conversion of Series D preferred stock to common
 stock                                                    (167)     (167,000)                  467,253        9,345        157,655

Conversion of Series J preferred stock to common
 stock                                                  (1,380)   (1,380,000)     650,000    3,496,354       69,927      1,310,073

Conversion of accounts payable and notes payable
 to common stock                                                                               388,817        7,777        290,758

Common stock issued as contingent consideration
 for accounts payable                                                                          107,110        2,142         (2,142)

Sale of treasury stock for cash and note
 receivable                                                                                                                576,034

Repricing of warrants                                                                                                      101,000

Net loss
                                                   ------------  ------------   ----------  -----------  -----------   ------------
Balances December 31, 2003                               2,378   $ 2,378,000    $      -    34,590,040   $  690,601    $17,115,338
                                                   ============  ============   ==========  ===========  ===========   ============

                                  (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

       CONSOLIDATED/COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
                                    (Note 1)

                                                                                                          Retained
                                                  Common     Common stock     Deferred        Stock       earnings        Total
                                                 treasury    and warrants   compensation  subscription  (accumulated   stockholders'
                                                  stock      to be issued       cost       receivable     deficit)        equity
                                                -----------  -------------  -------------  -----------  -------------  ------------
Exercises of options and warrants for common
 stock (net of offering costs                     (105,050)                                                              1,628,117

Warrants issued for services                                                                                               254,000

Purchase of shares of common stock by
 subsidiary, including $207,000 from a
 related party                                   (289,784)                                                                (211,206)

Redemption of Series I preferred stock
 for cash                                                                                                                 (122,776)

Conversion of Series D preferred stock to common stock

Conversion of Series J preferred stock to
 common stock                                     (650,000)

Conversion of accounts payable and notes
 payable to common stock                                                                                                   298,535

Common stock issued as contingent
 consideration for accounts payable

Sale of treasury stock for cash and note
 receivable                                        575,968                                   (800,000)                     352,002

Repricing of warrants                                                                                                      101,000

Net loss                                                                                                  (4,577,225)   (4,577,225)
                                                -----------  -------------  -------------  -----------  -------------  ------------
Balances December 31, 2003                      $ (725,717)  $          -   $          -   $ (800,000)  $(11,428,264)  $ 7,229,958
                                                ===========  =============  =============  ===========  =============  ============

            See notes to consolidated/combined financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

                 CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
                                    (Note 1)

                                                                                     2003           2002           2001
                                                                                 -----------    -----------    -----------
Cash flows provided by operating activities from continuing operations:
Net loss                                                                         $(4,577,225)   $(4,319,000)   $(1,031,369)
                                                                                 -----------    -----------    -----------
Adjustments to reconcile net loss to net cash (used in)
 provided by operating activities of continuing operations:
  Loss (gain) from discontinued operations                                            75,841      2,928,400       (884,412)
  Provision for losses                                                               250,282        194,175        601,298
  Discount on note receivable                                                        256,316
  Depreciation and amortization                                                    1,119,446      1,055,865         99,621
  Beneficial conversion features on convertible promissory notes                                     55,000        128,000
  Amortization of discount on convertible promissory notes                                           52,800          4,200
  Stock-based compensation expense                                                   355,000        419,303      2,132,234
  Deferred income taxes                                                                                           (455,000)
  Changes in assets and liabilities, net of business acquisition:
   (Increase) decrease in accounts receivable                                       (194,599)     1,167,710     (2,433,347)
   Decrease (increase) in other receivables                                          174,651     (6,050,835)       833,279
   Decrease in due from shareholders                                                                300,000        606,500
   (Increase) decrease in other assets                                                (4,628)       202,606         10,365
   (Decrease) increase in due to credit card holders                                (114,036)     4,855,694       (517,117)
  Increase in accounts payable and accrued liabilities                             1,646,550      1,393,446       (254,617)
                                                                                 -----------    -----------    -----------
Total adjustments                                                                  3,564,823      6,574,164       (128,996)
                                                                                 -----------    -----------    -----------

Net cash (used in) provided by operating activities from continuing operations    (1,012,402)     2,255,164     (1,160,365)
                                                                                 -----------    -----------    -----------

Cash flows from investing activities:
  Cash acquired in business acquisition                                                                          9,994,124
  Net increase in credit card receivables                                             (2,865)       388,327       (188,066)
  Purchases of furniture, fixtures and equipment                                    (422,544)      (430,945)       (32,348)
  Issuance of notes receivable, other                                               (606,316)      (500,000)
  Issuance of related party notes receivable                                        (513,100)      (747,842)      (501,599)
  Repayment of related party notes receivable                                        558,666        159,457        372,825
                                                                                 -----------    -----------    -----------
Net cash (used in) provided by investing activities from continuing operations      (986,159)    (1,131,003)     9,644,936
                                                                                 -----------    -----------    -----------

Cash flows from financing activities:
  Increase in bank overdraft                                                       2,497,766
  Sale of treasury stock                                                             352,002
  Common stock of Key and Nova issued for cash                                                                     100,000
  Dividends paid to Key and Nova shareholders                                                                     (350,000)
  Redemption of Series I preferred stock for cash                                   (122,776)      (846,343)      (418,805)
  Proceeds from the exercise of warrants                                           1,628,117        256,562        244,332
  Proceeds from common stock private placements (net of offering costs)                             706,196
  Proceeds from Series J preferred stock offering (net of offering costs)                           578,320
  Purchase of Equitex shares for treasury by subsidiary                             (211,206)       (80,000)
  Increase in deferred costs                                                                        (29,200)
  Issuance of notes payable, related parties and other                             1,980,000      2,381,839        571,950
  Repayment of notes payable, related parties and other                           (3,769,564)    (2,438,176)      (765,708)
  Net  (repayments) borrowings on line of credit                                  (1,000,000)        (2,000)       237,962
                                                                                 -----------    -----------    -----------
Net cash provided by (used in) financing activities from continuing operations     1,354,339        527,198       (380,269)
                                                                                 -----------    -----------    -----------
Net cash used in discontinued operations                                            (222,122)      (414,785)      (416,491)
                                                                                 -----------    -----------    -----------

                                  (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                                                              2003           2002          2001
                                                                          -----------    -----------   -----------
(Decrease) increase in cash and cash equivalents                             (866,344)     1,236,574     7,687,811
Cash and cash equivalents, beginning of year                                8,926,124      7,689,550         1,739
                                                                          -----------    -----------   -----------
Cash and cash equivalents, end of year                                    $ 8,059,780    $ 8,926,124   $ 7,689,550
                                                                          ===========    ===========   ===========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                  $ 1,386,173    $ 1,634,000   $     8,828
                                                                          ===========    ===========   ===========
  Cash paid for income taxes                                              $   196,000    $    10,000
                                                                           ===========   ===========

Supplemental disclosure of non-cash investing and financing activities:

   Conversion of preferred stock to common stock                          $ 1,547,000    $   940,000   $ 1,410,000
                                                                          ===========    ===========   ===========
   Conversion of promissory note, accrued interest and accounts
    payable to common stock by subsidiary                                                $    62,814
                                                                                         ===========
   Equipment exchanged for a reduction in related party
    note payable included in discontinued operations                      $    12,640    $    70,642
                                                                           ===========   ===========
   Issuance of common stock by Equitex to acquire Key
    and Nova, resulting in recognition of a deferred tax asset                                         $ 1,440,000
                                                                                                       ===========
   Repricing of warrants to preferred stockholders                        $   375,000
                                                                          ===========
   Cancellation of agreement to issue common stock
    for services                                                                                       $   415,000
                                                                                                       ===========
   Amortization of discount on preferred stock                            $    13,280    $     2,080   $ 2,924,000
                                                                          ===========    ===========   ===========
   Issuance of additional warrants to preferred stockholders                             $    53,000   $   152,000
                                                                                         ===========   ===========
   Cancellation of agreement to issue common stock and
    warrants for services                                                                $   750,000
                                                                                         ===========
   Note receivable offset against note payable                            $   400,000    $   200,000
                                                                          ===========    ===========
   Conversion of promissory note, accrued interest and
    accounts payable to common stock                                      $   298,535    $   107,911
                                                                          ===========    ===========
   Capital lease obligations                                                             $    57,000
                                                                                         ===========
   Conversion of accrued liabilities to common stock                                     $    61,005
                                                                                         ===========
   Warrants attached to convertible promissory notes                                                   $    52,800
                                                                                                       ===========
   Common stock issued as contingent consideration for accounts
    payable                                                               $     2,142
                                                                          ===========
   Sale of treasury stock for note receivable                             $   800,000
                                                                          ===========

                                  (Continued)

                        EQUITEX, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                                          2003            2002          2001
                                                     ------------    ------------    ------------
Reclassification of receivables from Net First and
 liabilities to Net First card holders:
  Credit card receivables, net                                       $  1,687,931
  Other receivables                                                     6,261,571
  Accounts payable                                                       (562,736)
  Due to credit card holders                                           (5,235,559)
                                                                     ------------

Impairment of FDIC receivable                                        $  2,151,207
                                                                     ============

Purchase of Chex Services, Inc. (Note 3):
 Fair value of tangible assets acquired:
  Accounts receivable                                                                $ (1,748,045)
  Notes receivable, related parties                                                    (1,906,061)
  Property and equipment                                                                 (896,495)
  Prepaid expenses and other                                                             (555,325)
  Intangible assets (Note 8)                                                           (5,000,000)
  Goodwill (Note 8)                                                                    (5,636,000)
 Liabilities assumed:
  Accounts payable and accrued expenses                                                 1,373,949
  Notes payable, related parties                                                        4,938,291
  Notes payable, other                                                                  8,540,772
 Line of credit                                                                           764,038
  Fair value of common stock exchanged                                                 10,119,000
                                                                                     ------------

    Cash acquired                                                                    $  9,994,124
                                                                                     ============

            See notes to consolidated/combined financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTSD)

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

1.  ORGANIZATION, BASIS OF PRESENTATION, RECENT EVENTS AND MANAGEMENT'S PLANS:

    ORGANIZATION AND BASIS OF PRESENTATIon:

    Equitex, Inc. ("Equitex", or the "Company"), a Delaware corporation, was incorporated in January 1983, and prior to August 6, 2001, Equitex, through its former subsidiaries, operated in two segments, the financial services segment and the sporting goods/product related segment. On August 6, 2001, the Company distributed all of its assets (which primarily consisted of its investments in subsidiaries) to Equitex 2000, Inc. ("Equitex 2000"), a subsidiary formed by the Company in 2001. Equitex 2000 also assumed all liabilities of the Company. Simultaneous with the distribution of assets and liabilities to Equitex 2000, the Company transferred its rights, title and interest in the issued and outstanding shares of Equitex 2000 to an escrow account, outside of the control of the Company. The shares of Equitex 2000 are to be distributed from escrow to the stockholders of the Company upon the effective registration of Equitex 2000 with the Securities and Exchange Commission. Shares of Equitex 2000 are to be distributed based on each stockholder's proportional ownership interest in the Company as of July 20, 2001.

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

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

    PRINCIPLES OF CONSOLIDATION/COMBINATION:

    The Company and its subsidiaries operate in three operating segments, which consist of the cash disbursement services segment, the credit card services segment and the stored value card segment. For purposes of financial statement reporting, the stored value card segment is not considered a reportable segment through December 31, 2003, as defined in Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company's significant subsidiaries include the following:

           CHEX SERVICES, INC. ("Chex") and its wholly-owned subsidiary, Collection Solutions, Inc. ("Collection") represent the cash disbursement services segment; Chex is a Minnesota corporation formed in July 1992, and Collection is a Minnesota corporation, formed in October 2002; the Company acquired Chex effective December 1, 2001 (Note 3) to provide financial services, primarily check cashing, automated teller machine and credit card advances to customers at gaming establishments located in California, Connecticut, Florida (through January 2004), Illinois, Michigan, Minnesota, Nebraska, New Mexico, New York, North Dakota and Wisconsin; wholly-owned by the Company at December 31, 2003.

           KEY AND NOVA, which represent the Company's credit card services segment; both Florida corporations formed in June 1997 and September 1998, respectively; both companies were formed to design, market and service credit card products aimed at the sub-prime market; both companies are wholly-owned by the Company at December 31, 2003. Nova processes payments on a remaining portfolio which provides the Company with "run-off" operations. Key ceased "run-off" operations in the fourth quarter of 2003, and Key operations for the years ended December 31, 2003, 2002 and 2001 have been presented as discontinued operations (Note 4).

           DENARIS CORPORATION ("Denaris"), which represents the stored value card segment; a Delaware corporation formed in August 2002 to develop and market a prepaid re-loadable stored value card program, which is designed to offer customers, particularly immigrants, a convenient alternative to traditional bank accounts; 77%-owned by the Company at December 31, 2003; Denaris generated no revenues through December 31, 2003.

    The accompanying consolidated financial statements as of December 31, 2003 and 2002, and for each of the two years then ended include the accounts of Equitex and its significant subsidiaries, Chex, Key, and Nova, and beginning August 16, 2002, Denaris. During the year ended December 31, 2002, the net loss incurred by the Company's majority-owned subsidiary, Denaris, exceed the minority interest in the common equity (deficiency) of the subsidiary. The excess of the losses in 2003 and 2002 applicable to the minority interest have been charged to the Company, and therefore no minority interest is reflected in the Company's December 31, 2003 and 2002 consolidated balance sheets. The consolidated/combined financial statements for the year ended December 31, 2001 include the combined accounts of Key and Nova through August 5, 2001 (prior to the date of the Company's acquisition of Key and Nova) and the consolidated accounts of Equitex, Key and Nova from August 6, 2001, and Chex from December 1, 2001. All significant intercompany accounts and transactions have been eliminated in consolidation/combination.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

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

    The following unaudited pro forma information reflects the historical Key and Nova net income and per share amounts adjusted for the impact of the current C Corporation status and equity structure of the Company for the year ended December 31, 2001:

     Net loss, as reported                                      $  (1,031,000)
     Net loss, pro forma                                        $  (1,616,000)
     Net loss applicable to common stockholders, as reported    $  (4,196,000)
     Net loss applicable to common stockholders, pro forma      $  (5,094,000)
     Basic and diluted net loss per common share, as reported   $       (0.32)
     Basic and diluted net loss per common share, pro forma     $       (0.39)

    RECENT EVENTS AND MANAGEMENT'S PLANS:

    CHEX RECENT EVENTS:

    In July 2003, the Company executed an Agreement and Plan of Merger (the
      "APM") with Cash Systems, Inc. ("Cash Systems"), a publicly-traded Delaware Corporation. Pursuant to the APM, Chex was to have been acquired by Cash Systems in exchange for 9,000,000 shares of Cash Systems' common stock. In December 2003, Cash Systems notified the Company that they were terminating the APM, which was deemed by the Company as a wrongful termination. In December 2003, the Company notified Cash Systems that it was terminating the APM. Both the Company and Cash Systems have filed legal actions against each other. In April 2004, the Company and Cash Systems reached a settlement agreement (Note 12).

    In November 2003, the Company executed a Stock Purchase Agreement (the
      "SPA") with iGames Entertainment, Inc. ("iGames"), a publicly-traded Nevada Corporation. Pursuant to the SPA, Chex was to have been acquired by iGames in exchange for 62.5% of iGames' common stock and other consideration. In March 2004, the Company notified iGames that it was terminating the SPA due to various material unrelated adverse events that have impacted the business of iGames. In addition, the Company declared a default under a term loan made by Chex to iGames in January 2004 (Note
      12).

    In January 2004, Chex received a termination notice from Native American
      Cash Systems Florida, Inc. ("NACSF"), terminating Chex's December 2001 contract to provide cash access services at five Seminole Tribe casino properties located throughout Florida. The loss of this contract, which provided approximately $4,000,000 of Chex's revenue for the year ended December 31, 2003, resulted in Chex immediately implementing cost savings measures.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

    AGREEMENT WITH PAYMASTER JAMAICA:

    In August 2002, the Company entered into a binding agreement with Paymaster
      (Jamaica) Limited ("Paymaster Jamaica") to form a jointly-owned and operated company to replicate Paymaster Jamaica's financial services business model throughout the Caribbean, North America and ultimately, worldwide. This newly-formed company was to be named Paymaster Worldwide, Inc. ("PWI"). Under the terms of the agreement, the Company advanced $500,000 to Paymaster Jamaica that could be converted into stock of PWI if the Company was formed by August 15, 2003. Because the Company was not formed by this date, the $500,000 advance became a promissory note under the terms of the agreement. The note is due in full on August 15, 2008. The note bears interest at 6%, is due in bi-annual payments of interest only, and is collateralized by shares of Paymaster Jamaica stock sufficient to represent on a fully diluted basis, a 20% ownership interest in Paymaster Jamaica of the Company, which have been pledged by the President of Paymaster Jamaica (Note 9). As of December 31, 2003, PWI had not yet been formed. The Company has determined that a valuation allowance of $250,000 should be recorded against this receivable at December 31, 2003.

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

    MANAGEMENT'S PLANS:

    The Company has developed plans and strategies to address its capital and liquidity needs for the next twelve-month period based on the events discussed above. Management believes that cash flows from Chex will continue to provide the Company's primary source of operating capital. In March 2004, the Company closed on a $5,000,000 convertible promissory note, which provided the Company with additional working capital. (Note 9) Management believes that the Company may be able to issue additional debt or equity instruments in order to raise additional capital if necessary. The Company also evaluates, on an ongoing basis, potential business acquisition/restructuring opportunities that become available from time to time, which management considers in relation to its corporate plans and strategies.

2.  SIGNIFICANT ACCOUNTING POLICIES:

    CASH AND CASH EQUIVALENTS AND PRESENTATION OF CASH FLOWS:

    The Company maintains cash in bank accounts which exceed federally insured limits. At December 31, 2003 and 2002, the Company had deposits in excess of federally insured amounts aggregating $846,630 and $2,563,787, respectively, at various financial institutions. The Company believes it has its cash deposits at high quality financial institutions. In addition, the Company maintains a significant amount of cash at each of the casinos. Management believes that the Company has controls in place to safeguard these on-hand amounts, and that no significant credit risk exists with respect to cash.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

    For purposes of the statements of cash flows, the Company considers all highly-liquid investments with an original maturity date of three months or less to be cash equivalents. Cash flows from credit card receivables are reported net.

    RECEIVABLES AND REVENUE RECOGNITION:

    ACCOUNTS RECEIVABLE:

    Accounts receivable arise primarily from credit card and ATM advances provided at casino locations. Concentrations of credit risk related to credit card and ATM advances are limited to the credit card and ATM processors who remit the cash advanced back to the Company along with the Company's allocable share of fees earned. The Company believes these processors are financially stable and no significant credit risk exists with respect to accounts receivable arising from ATM and credit card advances. No allowance on these receivables was considered necessary at December 31, 2003 and 2002.

    CREDIT CARD RECEIVABLES:

    Credit card receivables are stated at cost and include refundable and earned fees, which represents the balance reported to customers. Credit card receivables are reduced by allowances for refundable fees and losses.

    Fees are accrued monthly on active credit card accounts and are included in credit card receivables, net of estimated uncollectible amounts. Accrual of income is discontinued on credit card accounts that have been closed or charged off. Accrued fees on credit card loans are charged off with the card balance when considered delinquent, generally when the account becomes 90 days past due.

    The allowance for losses is established through a provision for losses charged to expense. Receivables are charged against the allowance for losses when management believes that collectibility of principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing accounts, based on evaluation of the collectibility of the accounts and prior loss experience. This evaluation also takes into consideration such factors as changes in the volume of the credit card receivable portfolio, overall portfolio quality, and current economic conditions that may affect the borrower's ability to pay. While management uses the best information available to make its evaluation, this estimate is susceptible to change.

    RECEIVABLE AND DUE TO CARDHOLDERS:

    The Company establishes an allowance for losses on notes receivable through a provision for losses charged to expense. The allowance is an amount management believes will be adequate to cover estimated losses, based on an evaluation of hte collectibility of the notes receivable

    The Company charges a fully refundable reservation fee equal to each cardholder's borrowing limit upon issuance of a credit card. Other receivables include the balance of the reservation fees due from a third party financial institution. These amounts are held in a trust under an agreement with a third party financial institution to secure payment of the reservation fees due to cardholders.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

    RETURNED CHECKS:

    The Company charges operations for potential losses on returned checks in the period in which the amoutns are deemed uncollectible, generally when such checks are returned. since Generally recoveries on returned checks are credited in the period when the recovery is received.

    In September 2003, checks totaling $606,316 from one customer were cashed by the Company and were returned as insufficient funds. In March 2004, the Company received a non-interest bearing promissory note from this customer. Based on an imputed interest rate of 12%, a discount of $256,316 was applied to this note which was charged to operating expense during the fourth quarter of 2003. The Company believes the remaining balance of $350,000 is collectible, based on collateral pledged in connection with the note (Note 6).

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

    The fair values of cash and cash equivalents, current non-related party receivables, and accounts payable approximate their carrying amounts because of the short maturities of these instruments.

    The fair values of notes and advances receivable from non-related parties approximate their carrying values because of the short maturities of these instruments, except for a $606,316 non-interest bearing note receivable from a Chex customer (Note 6), as to which the fair value is estimated to be approximately $350,000. The fair values of notes and advances receivable from related parties are not practicable to estimate, based upon the related party nature of the underlying transactions.

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

        Office equipment, furniture and vehicles             3 to 7 years
        Computer hardware and software                       3 to 5 years
        Leasehold improvements                               7 years

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

    GOODWILL, INTANGIBLE ASSETS AND AMORTIZATION:

    Goodwill and intangible assets were recorded in connection with the Company's December 2001 acquisition of Chex (Note 3). Goodwill represents the excess of the purchase price over the estimated fair values of the net tangible and identifiable intangible assets acquired. As discussed below, goodwill and intangible assets with indefinite lives are not amortized. Identifiable intangible assets with finite lives are being amortized on a straight-line basis over three to seven years (Note 8).

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

    The Company adopted SFAS No. 142 on January 1, 2002, and completed the first step of the transitional goodwill impairment test as required. The Company allocated all goodwill to Chex. The fair value of the reporting unit exceeded the carrying value of the reporting unit and accordingly, as of that date, there was no goodwill impairment. The Company also performed goodwill impairment tests in the fourth quarters of 2003 and 2002 and determined that there was no goodwill impairment as of the test date. A goodwill impairment test is performed annually in the fourth quarter or upon significant changes in the Company's business environment.

    IMPAIRMENT OF LONG-LIVED ASSETS:

    In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT
      OR DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, it retains many of the fundamental provisions of that statement. The Company adopted SFAS No. 144 on January 1, 2002, with no material impact to its financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

    ADVERTISING:

    Advertising costs, which are primarily incurred by Chex, are expensed as incurred. Advertising costs were approximately $392,000 and $296,000 in 2003 and 2002, respectively, and were not material in 2001.

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

    Income or loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. The historical income per share of Key and Nova prior to the merger have been presented to reflect the new capital structure. Stock options, warrants, common stock to be issued, and common stock underlying convertible preferred stock are not considered in the calculations for the years ended December 31, 2003 and 2002, as the impact of the potential common shares, which total 14,017,025, 15,668,270 and 12,184,343, respectively, would be to decrease loss per share.

    COMPREHENSIVE INCOME:

    SFAS No. 130, REPORTING COMPREHENSIVE INCOME, establishes requirements for disclosure of comprehensive income. During the years presented, the Company did not have any components of comprehensive income to report.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

    STOCK-BASED COMPENSATION:

    The Company applies Accounting Principles Board Opinion No. 25 ACCOUNTING
      FOR STOCK ISSUED TO EMPLOYEES and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for options granted at fair market value. Had compensation cost for the Company's stock option plans been determined based on the fair values at the grant dates for awards under the plans consistent with the fair-value based method of accounting prescribed by SFAS No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's results would have been changed to the pro forma amounts indicated below (in thousands):

                                                              2003         2002         2001
                                                          -----------  -----------  -----------
       Net loss                                           $(4,577,225) $(4,319,000) $(1,031,369)

       Add:  Total  stock-based  employee  compensation
       expense  included in reported  net loss,  net of
       related tax effects                                     19,000            -            -

       Deduct:      Total     stock-based      employee
       compensation   expense   determined  under  fair
       value  based  method  for  all  awards,  net  of
       related tax effects                                   (503,000)           -      (41,631)
                                                          -----------  -----------  -----------
       Pro forma net loss                                 $(5,061,225) $(4,319,000) $(1,073,000)
                                                          ===========  ===========  ===========
       Net loss per share:

       Basic and diluted - as reported                    $    (0.18)  $    (0.19)  $    (0.32)
                                                          ===========  ===========  ===========
       Basic and diluted - pro forma                      $    (0.17)  $    (0.19)  $    (0.33)
                                                          ===========  ===========  ===========

    The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model. No options were issued during 2002. The following weighted average assumptions were utilized:

                                                   2003         2001
                                                ----------  ----------

         Expected dividend yield                         0          0
         Expected stock price volatility               76%        53%
         Risk-free interest rate                      1.2%       4.2%
         Expected life of options                2.5 years    2 years

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

    RECENTLY ISSUED ACCOUNTING STANDARDS:

    In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL
      INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No.150 establishes new standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, except for those provisions relating to mandatorily redeemable non-controlling interests, which have been deferred. The adoption of SFAS No. 150 did not have a material impact on the financial position or results operation of the Company. If the deferred provisions of SFAS No. 150 are finalized in their current form, management does not expect adoption to have a material effect on the financial position or results of operation of the Company.

    In January 2003, the FASB issued SFAS Interpretation No. 46, CONSOLIDATION
      OF VARIABLE INTEREST ENTITIES ("FIN 46"), which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity ("VIE") to be consolidated by a company if that company is subject to a majority of the entity's residual returns or both. In December 2003, the FASB approved a partial deferral of FIN 46 along with various other amendments. The effective date for this interpretation has been extended until the first fiscal period ending after December 15, 2004. However, prior to the required application of this interpretation, a public entity that is not a small business issuer shall apply this interpretation to those entities that are considered to be special purpose entities no later than as of the end of the first reporting period after December 15, 2003. As the Company does not currently have an interest in a VIE or special purpose entity, management does not expect that the adoption of FIN 46 will have an effect on the financial condition or results of operations of the Company.

    In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED
      COMPENSATION TRANSITION AND DISCLOSURE. This statement amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and establishes two alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosure about the effects on reported net income or loss and requires disclosure for these effects in interim financial information. The provisions for the alternative transition methods are effective for fiscal years ending after December 15, 2002, and the amended disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company adopted the disclosure only provisions of SFAS No. 148 and plans to continue accounting for stock-based compensation under APB 25.

    In November 2002, the FASB issued SFAS Interpretation No. 45 ("FIN 45"),
      GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES AND INDEBTEDNESS OF OTHERS. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The adoption of FIN 45 did not have a effect on the financial condition or results of operations of the Company, as the Company has not issued any guarantees.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

    In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED
      WITH EXIT OR DISPOSAL ACTIVITIES. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. This statement supersedes Emerging Issues Task Force Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY. The Company adopted SFAS No. 146 in the fourth quarter of 2002, and applied its provisions in connection with certain disposal activities related to Key (Note 12). The adoption of this pronouncement had no material impact on the Company's financial position or results of operations.

    RECLASSIFICATIONS:

    Certain amounts reported in the 2002 and 2001 consolidated/combined financial statements have been reclassified to conform to the 2003 presentation.

3.  ACQUISITION OF CHEX:

    In June 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS. SFAS No.
      141 requires that the purchase method of accounting be used for all business combinations for which the date of acquisition is after June 30, 2001. The Company applied the provisions of SFAS No. 141 in connection with its December 1, 2001 acquisition of Chex.

    Effective December 1, 2001, the Company acquired all of the outstanding common stock of Chex in exchange for 1,992,001 shares of the Company's common stock valued at $10,119,000 ($5.08 per share), in a transaction accounted for as a purchase. The purchase method of accounting conforms to the accounting policies followed by the consolidated entities. An allocation of the purchase price was made to major categories of assets and liabilities, of which $5,636,000 was allocated to goodwill and $5,000,000 was allocated to identifiable intangible assets (Note 8). In conjunction with the acquisition, the Company entered into an employment incentive agreement with the president of Chex in which the Company granted the president of Chex a warrant to purchase up to 730,000 shares of the Company's common stock.

4.  DISCONTINUED OPERATIONS:

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

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

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

    The Company immediately implemented steps to eliminate Key's operating costs associated with marketing and servicing the Net First program. These steps included employee lay-offs of all but essential management and employee personnel necessary to re-establish its marketing and servicing capabilities upon the establishment of a new relationship with another financial institution. The Company had discussions with financial institutions to initiate a new credit card program; however, the Company was not able to establish such a relationship. During the fourth quarter of 2003, "run-off" operations which consisted of processing residual payments on remaining active accounts in its portfolio ceased.

    The carrying amounts of assets and liabilities of Key at December 31, 2003 and 2002 are as follows:

                                                   2003         2002
                                               -----------    ----------

       Cash                                    $     1,055    $    5,589
       Receivables, net                                           23,037
       Prepaid expenses and other                                  3,604
                                               -----------    ----------
         Total current assets                        1,055        32,230
       Property, equipment and leaseholds                         61,170
                                               -----------    ----------
         Total assets                          $     1,055    $   93,400
                                               ===========    ==========

       Accounts payable                        $   524,829    $  606,780
       Accrued expenses                             25,000       160,550
       Notes payable, related party                 71,939        79,194
       Due to credit card holders                                 13,870
                                               -----------    ----------
         Total liabilities (all current)       $   621,768    $  860,394
                                               ===========    ==========

Key revenues for the years ended December 31, 2003, 2002 and 2001 reported in discontinued operations were $36,644, $3,474,273 and $12,383,660. Income (losses) incurred by Key in 2003, 2002 and 2001 were ($75,841), ($2,928,398) and
$884,412 (net of $515,000 of income tax expense). In 2002, Key losses included $2,151,207, related to the closure of Net First (Note 12).

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

5.  RECEIVABLES:

    Receivables at December 31, 2003 and 2002, consist of the following:

                                                          2003         2002
                                                      -----------  -----------

    Credit card and ATM processors                    $ 2,278,232  $ 2,460,601
    Due from Paymaster Jamaica                            608,000
    Amount held in trust                                  258,642      433,293
    Credit card receivables, net of allowance,
      for losses of $1,545 (2003) and $3,465 (2002)       153,547      148,762
    Other receivables                                     210,699      441,731
                                                      -----------  -----------
                                                      $ 3,509,120  $ 3,484,387
                                                      ===========  ===========

    Amounts due from credit card and ATM processors arise primarily from credit card and ATM advances by Chex to casino patrons. Credit card receivables are reduced by allowances for refundable fees and losses. Amounts due from Paymaster Jamaica are due for services performed by Denaris, which have been recorded as deferred revenue at December 31, 2003. The amount held in a trust under an agreement is to secure payment of reservation fees due customers. The amount is held by a third party financial institution. Credit card receivables include refundable and earned fees, which represent the balance reported to customers.

    Changes in the allowance for credit card losses for the years ended December
      31, 2003, 2002 and 2001, are as follows:

                                             2003         2002         2001
                                          ---------    ----------    ---------

       Balances, beginning of year        $   3,465    $  208,070    $ 254,086
       Provision for recoveries               4,879       121,307      416,080
       Amounts charged-off                   (6,799)     (325,912)    (462,096)
                                          ----------   -----------   ----------

       Balances, end of year              $   1,545    $    3,465    $ 208,070
                                          =========    ==========    =========

6.  NOTES AND INTEREST RECEIVABLE:

    Notes receivable at December 31, 2003 and 2002, consist of the following:

                                                          2003         2002
                                                      -----------   -----------
    Notes receivable from the estate of a deceased
      shareholder Chex officer's estate; interest
      at 6%; principal and unpaid interest due in
      November 2004; collateralized by
      unregistered shares of the Company's common
      stock; a valuation allowance of $1,053,300
      has been recorded against this receivable at
      December 31, 2003 ($1,211,100 at December
      31, 2002)                                       $ 1,484,691   $ 1,484,691

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                                           2003         2002
                                                      -----------   -----------
    Note receivable from a customer of Chex;
      non-interest bearing; principal balance of
      $606,316, net of $256,316 discount at
      December 31, 2003, based on imputed interest
      rate of 12%; discount charged to operating
      expense in 2003; monthly payments of $4,500
      beginning May 2004 through December 2010, at
      which time the balance is due in full;
      collateralized by mortgages on three parcels
      of real property in Florida                         350,000

    Notes receivable from an officer of Chex;
      interest at rates ranging from 5.75% to 6%;
      due on demand; collateralized by
      unregistered shares of the Company's common
      stock; the Company also has a $150,000 note
      payable to this officer (Note 9) [A]                485,936       585,936

    Note receivable from Paymaster Jamaica;
      interest at 10%, collateralized by a pledge
      of Paymaster Jamaica common shares by
      Paymaster Jamaica's president; note matures
      in August 15, 2008; payments of interest
      only due semi-annually beginning August 15,
      2003 through maturity; a valuation allowance
      of $250,000 has been recorded against this
      receivable at December 31, 2003; first
      interest payment waived by the Company              500,000       500,000

    Notes receivable from Equitex 2000; interest
      at 10%; unsecured; due on demand; a
      valuation allowance of $160,000 has been
      recorded against this receivable at December
      31, 2003 [A]                                      1,266,556       522,724

    Notes receivable from various Chex employees
      and a shareholder; non-interest bearing;
      unsecured; due on demand [A]                         53,700        55,101

    Note receivable from individual; interest at
      12%; unsecured; note matured in December
      2002 and was repaid in July 2003                                  288,000
                                                      -----------   -----------
                                                        4,140,883     3,436,452
   Interest receivabl                                     136,633        95,547
   Less current maturities                               (707,155)     (340,869)
                                                      -----------   -----------
   Notes receivable, net of current portion             3,570,361     3,191,130
   Less allowances for uncollectible notes receivable  (1,463,299)   (1,211,100)
                                                      -----------   -----------

   Notes and interest receivable, long-term           $ 2,107,062   $ 1,980,030
                                                      ===========   ===========

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

    [A] Demand notes receivable, less valuation allowances aggregating to $1,797,492 at December 31, 2003, have been classified as long-term assets, as it is management's intention not to demand payment in 2004. Demand notes receivable aggregating to $1,206,439 were classified as long-term assets at December 31, 2002.

7.  PROPERTY, EQUIPMENT AND LEASEHOLDS:

    The major classes of property, equipment and leaseholds, and total accumulated depreciation at December 31, 2003 and 2002, are as follows:

                                                   2003            2002
                                               ------------    -----------
    Office equipment, furniture and vehicles   $  1,771,948    $ 1,362,679
    Leasehold improvements                           52,765         52,765
    Computer software                               141,664        128,389
                                               ------------    -----------
                                                  1,966,377      1,543,833
    Less accumulated depreciation                  (781,564)      (402,118)
                                               ------------    -----------
                                               $  1,184,813    $ 1,141,715
                                               ============    ===========

    The amounts above include equipment under capital leases with a gross carrying value of approximately $157,000 at December 31, 2003 and 2002, respectively, and accumulated depreciation of approximately $47,000 and $14,000 at December 31, 2003 and 2002, respectively.

8.  GOODWILL, INTANGIBLE AND OTHER ASSETS:

    At December 31, 2003 and 2002, goodwill was $5,636,000, none of which is deductible for tax purposes, based on the structuring of the Chex acquisition. Intangible and other assets are as follows:

                                     December 31, 2003                     December 31, 2002
                         -------------------------------------  --------------------------------------
                            Gross                      Net        Gross                        Net
                          carrying    Accumulated    carrying    carrying    Accumulated    carrying
                           amount    amortization     amount      amount     amortization    amount
                         -----------  -----------  -----------  -----------  ------------  -----------
Casino contracts         $ 4,300,000  $ 1,349,440  $ 2,950,560  $ 4,300,000  $    749,440  $ 3,550,560
Non-compete agreements       350,000      163,300      186,700      350,000        99,300      250,700
Technology and software
Customer lists               250,000      178,600       71,400      250,000       102,600      147,400
Trade names                  100,000                   100,000      100,000                    100,000
                         -----------  -----------  -----------  -----------  ------------  -----------
Total intangible assets    5,000,000    1,691,340    3,308,660    5,000,000       951,340    4,048,660
Other assets                  49,733                    49,733       49,733                     49,733
                         -----------  -----------  -----------  -----------  ------------  -----------
                         $ 5,049,733  $ 1,691,340  $ 3,358,393  $ 5,049,733  $    951,340  $ 4,098,393
                         ===========  ===========  ===========  ===========  ============  ===========

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

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

    Aggregate amortization expense for the years ended December 31, 2003, 2002 and 2001, was $740,000, $876,755 and $745,585, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

                      Year ending
                     December 31,                       Amount
                     ------------                    -----------
                         2004                        $   735,000
                         2005                            664,000
                         2006                            659,000
                         2007                            600,000
                         2008                            551,000

9.  NOTES PAYABLE AND LONG-TERM DEBT:

    Notes payable and long-term debt at December 31, 2003 and 2002, consist of the following:

    NOTES PAYABLE, RELATED PARTIES:

                                                           2003         2002
                                                      -----------   -----------
    Note payable to an officer of Chex; interest
      at 8%; unsecured; due on demand                 $   150,000   $   150,000

    Note payable to the Company's president;
      interest at 10%; unsecured; due on demand;
      repaid during the first quarter of 2003                            25,000

    Notes payable to affiliate through common
      ownership and control by the Company's
      president; interest at 10%; unsecured; due
      on demand                                             5,421
                                                      -----------   -----------
                                                          155,421       175,000
    Less current maturities                              (155,421)     (175,000)
                                                      -----------   -----------
                                                      $         -   $         -
                                                      ===========   ===========

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

LONG-TERM DEBT:

                                                           2003         2002
                                                      -----------   -----------
    Note payable to a bank; interest at prime plus
      .25% (4.25% and 4.5% at December 31, 2003
      and 2002, respectively); interest payable
      monthly and principal payable quarterly; the
      note matures in June 2004; collateralized by
      substantially all assets of Chex; guaranteed
      by an officer of Chex; subject to various
      restrictive covenants                           $   150,000   $   350,000

    Obligations under capital leases; imputed
      interest rates ranging from 6.5% to 7%; due
      at various dates through October 2005;
      collateralized by equipment                          88,970       142,356
                                                      -----------   -----------
                                                          238,970       492,356
    Less current maturities                              (201,727)     (251,727)
                                                      -----------   -----------
                                                      $    37,243   $   240,629
                                                      ===========   ===========

    Aggregate annual maturities of long-term debt are as follows:

          Years ending
          December 31,
          ------------
              2004                                    $   201,727
              2005                                         37,243
                                                      -----------
                                                      $   238,970
                                                      ===========

    In March 2004, the Company closed on $5,000,000 of convertible promissory notes (the "Notes") with two financial institutions (the "Lenders"). The Notes carry a stated interest rate of 7% per annum and have a 45-month term. Payments are due monthly beginning in April 2004. Interest only payments are due through June 2004. Beginning in July 2004, principal and interest payments will amortize over the remaining 42-month period. The Notes are senior to all other debt of the Company and are collateralized by all assets of Chex and the Company's stock ownership in Chex.

    The Notes are convertible into common stock at $1.35 per share up to an amount equal to 4.99% of the Company's outstanding common stock. The Company has the right to make any monthly payment of principal and interest in shares of its common stock. The common stock is to be issued based on 85% of the average bid price for 20 trading days prior to the payment due date. The maximum number of shares that can be delivered as payment is to be equal to 10% of the average monthly trading volume for the month prior to the payment due date. The Company may also issue common shares each month in an amount not to exceed 10% of the prior month's total share volume as payment, to be applied to the outstanding principal balance up to a value of $100,000.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

    The Notes contain certain anti-dilution provisions requiring the Company to pay the Lenders as collateral, the pro-rata number of shares the Lenders would receive in any spin-off or dividend from the Company as if the remaining principal balance under the Note was fully converted at $1.35 per share. The dividend shares are to be segregated and may be liquidated at the discretion of Lenders. At the end of each quarter, 85% of the proceeds are to be applied to the principal balance as long as the Company is current in monthly principal and interest payments.

    The Lenders also received 800,000 warrants to acquire up to 800,000 shares of the Company's common stock at an exercise price of $1.50. The warrants are exercisable for a period of five years, and include a cashless exercise provision. In addition, 300,000 warrants exercisable at $1.00 per share for a period of two years were issued to an advisory firm in connection with the transaction.

    The Company is required to register common shares underlying conversion of the Notes, warrants and shares used to make monthly payments. If the registration statement is not declared effective within 180 days of closing, the Company is required to issue additional common stock or warrants in amounts to be negotiated. If after twelve months from the closing date, the registration statement is not effective, the Lenders have the right to call the Notes.

    LINE OF CREDIT, NOTES AND LOANS PAYABLE:

                                                           2003         2002
                                                      -----------   -----------
   Chex line of credit; maximum availability of
      $1 million through November 2003; subject to
      various restrictive covenants; interest
      payable monthly at prime rate plus .5% (4.5%
      and 4.75% at December 31, 2003 and 2002,
      respectively); borrowings were
      collateralized by substantially all assets
      of Chex and were guaranteed by a officer of
      Chex [A]                                                      $ 1,000,000

    Notes payable to individual investors;
      interest rates ranging from 10% to 12%;
      interest and principal payable quarterly;
      the notes are unsecured and mature on
      various dates through December 2004; the
      notes are subject to repayment with ninety
      days notice at the option of the holder [B]     $10,692,177    11,658,776

    Convertible promissory notes; originally due
      November 2002; notes of $100,000 were
      converted into common stock in November
      2003; notes of $185,000 are currently in
      default [C]                                         185,000       285,000

    Note payable under litigation settlement
      agreement (Note 12); due in May 2004;
      non-interest bearing; however, if not repaid
      within seven business days of the maturity
      date, interest accrues at 18% per annum from
      December 1, 2003                                    400,000

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                                           2003         2002
                                                      -----------   -----------
    Notes payable, other; interest at 9%; the
      notes were repaid at various dates
      throughout 2003                                                   550,000
                                                      -----------   -----------
                                                      $11,277,177   $13,493,776
                                                      ===========   ===========

    [A] At December 31, 2003, Chex has a bank overdraft of $2,497,766 outstanding with the bank. Interest on the overdraft was charged at 4.5%. In March 2004, Chex paid the amount due on the overdraft with funds received by the Company in a $5 million debt refinancing.

    [B] Subsequent to December 31, 2003, the Company repaid $645,000 of these notes payable.

    [C] In November 2001, the Company issued $285,000 of 9% convertible promissory notes along with warrants to purchase 57,000 shares of the Company's common stock to related parties. Interest is payable in quarterly installments beginning February 28, 2002. Principal and all remaining interest was due in February 2003. The portion of the proceeds applicable to the warrants was determined to be approximately $57,000 utilizing the Black-Scholes pricing model, and therefore $57,000 of the total proceeds was allocated to the warrants, resulting in an imputed interest rate of 12.5%. The value assigned to the warrants was amortized to interest expense using the effective interest method over the term of the notes. Through December 31, 2002 and 2001, the Company recognized $57,000 and $4,200, respectively, of interest expense related to the warrants. The warrants expire November 2004 (Note 13).

       The convertible promissory notes include a beneficial conversion feature in which the notes are convertible at 80% of the average of the closing bid price of the Company's common stock during the ten trading days immediately preceding the date on which the holder elects to convert the notes. The intrinsic value of the beneficial conversion feature was determined to be approximately $128,000 and was charge to interest expense in November 2001, as the notes are convertible at any time after the date of issuance at the option of the holder.

       In January 2002, the Company issued $100,000 of 9% convertible promissory notes along with warrants to purchase 20,000 shares of the Company's common stock to unrelated parties. The portion of the proceeds applicable to the warrants was determined to be approximately $15,000 utilizing the Black-Scholes pricing model, and therefore $15,000 of the total proceeds was allocated to the warrants, resulting in an imputed interest rate of 10.6%. The value assigned to the warrants was amortized to interest expense in 2002. The warrants expire in January 2005 (Note 13). The notes were converted into common stock of the Company in May 2002 at 80% of the average of the closing bid price of the Company's common stock as defined in the promissory note agreement (Note 13). The intrinsic value of the beneficial conversion feature was determined to be approximately $40,000 and was charged to interest expense in January 2002.

    The weighted-average interest rates on short-term borrowings was 10.3%, 11.4% and 11.2% in 2003, 2002 and 2001, respectively.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

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

    Income tax expense (benefit) for the years ended December 31, 2003, 2002 and 2001 is as follows:

                                     2003            2002             2001
                                  ----------     -----------      -----------
    Continuing operations:
       Current:
       Federal                                                    $  (100,500)
       State                      $   38,000     $    55,000          (17,000)
                                  ----------     -----------      ------------
                                      38,000          55,000         (117,500)
       Deferred                                                      (455,000)
                                  ----------     -----------      ------------
                                      38,000          55,000         (572,500)
       Deferred:
       Discontinued operations                                        515,000
                                  ----------     -----------      -----------
                                  $   38,000     $    55,000      $   (57,500)
                                  ==========     ===========      ===========

    The reconciliation between the expected tax benefit computed at the federal statutory income tax rate of 34% and the effective tax rate applied to the pre-tax loss from continuing operations for the years ended December 31, 2003, 2002 and 2001, is as follows:

                                                     2003      2002      2001
                                                    ------    ------    ------

    Statutory federal income tax rate                (34)%     (34)%     (34)%
    Federal and state taxes not incurred by
      an S Corporation from January 1,
      through August 5, 2001                                             (46)%
    State taxes, net of federal income tax benefit    (4)%      (4)%      (4)%
    Effect of change in valuation allowance            39%       42%       61%
                                                    ------    ------    ------
                                                        1%        4%     (23)%
                                                    ======    ======    ======

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

    The following is a summary of the Company's deferred tax assets and liabilities:

                                                          2003            2002
                                                      -----------   -----------
    Deferred tax assets:
      Allowance for loan losses$                      $   680,000   $   594,000
      Intangible and other assets                          18,000        14,000
      Accruals                                            357,000       170,000
      Net operating loss carryforwards                  4,113,000     3,099,000
                                                      -----------   -----------
    Total deferred tax assets                           5,168,000     3,877,000
      Valuation allowance                              (3,727,000)   (2,437,000)
                                                      -----------   -----------
                                                        1,441,000     1,440,000
    Deferred tax liabilities, credit card receivables     (61,000)      (60,000)
                                                      -----------   -----------

    Net deferred tax asset                            $ 1,380,000   $ 1,380,000
                                                      ===========   ===========

    Net operating loss carryforwards of approximately $12,100,000 are available to offset future taxable income, if any, and expire between 2016 and 2023. The net operating loss carryforwards may be subject to certain limitations due to business acquisitions and other transactions.

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

11. RELATED PARTY TRANSACTIONS:

    BONUS TO OFFICER:

    In June 2003, the Company's Board of Directors approved a bonus arrangement with the Company's president. The bonus arrangement, effective June 2, 2003, provides for an annual bonus calculated quarterly based on 5% of the increase in the market value of the Company's common stock, accrued quarterly, beginning with the closing price as reported by Nasdaq on December 31 of each year, and ending with the closing price on December 31 of the following year. Payments under the bonus arrangement are to be made at the discretion of the Company's management from time to time, as cash flow permits. Total compensation expense recorded under this arrangement from June 2, 2003 through December 31, 2003, was approximately $1,490,000, of which approximately $209,000 was paid in 2003 and approximately $1,281,000 is included in accrued liabilities at December 31, 2003.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

    PARAGON AGREEMENTS:

    Key and Nova had an agreement with Paragon Water Member Services
      ("Paragon"), a company that was affiliated with Key and Nova through common ownership prior to the acquisition of Key and Nova on August 6, 2001, whereby Paragon provided credit card marketing services for Key and Nova. Paragon earned commissions for card applications that were not subsequently refunded. Key and Nova incurred $3,010,055 of commissions under the Paragon agreement during the year ended December 31, 2001.

    Effective March 20, 2001, Key entered into an agreement with Paragon to manage Paragon's telemarketing operations. Under the agreement, Key assumed certain operating expenses and was entitled to a management fee based on 75% of net operating profits of Paragon's telemarketing operations, if any. The Company was responsible for any operating losses, with the right of offset against future operating profits, if any. The Company recognized approximately $101,000 of income and $420,000 of operating losses under this agreement, which are presented as discontinued operations, for the years ended December 31, 2002 and 2001, respectively. The Company terminated this agreement with Paragon on March 1, 2002.

12. COMMITMENTS, CONTINGENCIES AND CREDIT RISK:

    LITIGATION:

    In April 2004, the Company executed a settlement agreement with Cash Systems pursuant to which is to pay Cash Systems $125,000 for expenses related to the terminated APM. As part of the settlement agreement, Cash Systems is to pay Chex approximately $476,000 for commissions owed to Chex by Cash Systems and approximately $120,000 related to cash that was in ATM's at the Seminole Tribe casinos at the time of the APM termination. Both the Company and Cash Systems agreed to mutually release each other from further liability related to the APM and the Seminole Tribe termination, however, the Company has retained the right to legal action against NASCF, NACS and its President, for the wrongful termination of the Seminole Tribe casino contracts.

    In March 2004, Chex commenced a lawsuit in Hennepin County, Minnesota demanding repayment of $2,000,000, plus a $1,000,000 termination fee, accrued interest and other fees, due from iGames under a term note made in January 2004. In addition, in March 2004, the Company commenced a lawsuit in Delaware state court (New Castle county) relative to the termination of the SPA. In March 2004, iGames commenced a lawsuit in United States District Court for the District of Delaware relative to both the termination of the SPA and iGames' obligations under the term note, which is the subject of Chex's lawsuit in Hennepin County, Minnesota. The Company is confident that its claims in litigation will be upheld and management believe that the claims made by iGames lack merit. The Company intends to vigorously prosecute its claims and defend against iGames' claims.

    In December 2003, an individual filed a lawsuit against the Company and the Company's president alleging securities fraud and breach of contract, claiming that the Company and its president failed to honor an agreement to purchase, for $500,000, certain shares of a former (prior to August 6, 2001) subsidiary of the Company. The complaint further alleges that the Company participated in an effort to "pump" the price of its stock in 1999. The complaint seeks payment of $500,000 plus costs and interest. In March 2004, the Company filed a motion to dismiss the complaint on several grounds, including failure of the complaint to comply with applicable law, failure to file the claims within the appropriate statute of limitations period and lack of standing by the plaintiff under securities laws, among others. While the outcome of this matter cannot presently be predicted, the Company intends to vigorously defend against this claim.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

    In May 2002, Key filed a claim with the FDIC for all funds due from Net
      First to Key under the Credit Card Program Agreement through the date federal banking regulators closed Net First. The total amount of the claim was $4,311,027. In October 2002, the FDIC notified Key that it had determined to disallow all but $111,734 of the total claim. The notification states that as the FDIC liquidates the assets of the receivership, Key may periodically receive payments on the allowed portion of this claim through dividends. The Company does not agree with this disallowance. In November 2002, the Company filed a lawsuit in the United States District Court for the Southern District of Florida seeking to recover the full amount of its claim. The FDIC answered the complaint, asserting a counterclaim for $1,000,000, which the FDIC asserts is for refunds to be made to customers who did not receive credit cards as a result of the closing of Net First.

    While the Company believes that it will ultimately be successful in collecting on its claim, there is no assurance that collection will eventually occur. Accordingly in 2002, the Company reserved 100% of the net remaining balance due of $2,151,207 from the FDIC, as receiver for Net First, in addition to amounts previously reserved.

    In August 2000, William G. Hays, Jr., liquidating agent for RDM Sports
      Group, Inc. and related debtors, filed an adversary proceeding against Equitex, Smith Gambrell and Russell, LLP, David J. Harris, P.C. and David
      J. Harris, in the United States Bankruptcy Court for the Northern District of Georgia, Newnan Division, Adversary Proceeding No. 00-1065. The liquidating agent alleged that the Company breached its October 29, 1987, consulting agreement with RDM, breached fiduciary duties allegedly owed to RDM, and that Equitex is liable for civil conspiracy and acting in concert with directors of RDM. The liquidating agent was seeking unspecified compensatory and punitive damages, along with attorney's fees, costs and interest. On April 2, 2001, the court granted Equitex's motion to enforce the arbitration clause contained in the consulting agreement. In November 2003, Equitex reached a settlement agreement with the liquidating agent pursuant to which Equitex is to pay the sum of $400,000 by May 21, 2004, in exchange for the dismissal of the adversary proceeding and the execution of a mutual release of claims by both parties. In connection with the Company's distribution of its assets and liabilities to Equitex 2000 on August 6, 2001, Equitex 2000 has agreed to indemnify the Company and assume defense in this matter. As a result, the Company has recorded a liability of $400,000 and a corresponding receivable of $400,000 due from Equitex 2000 as of December 31, 2003.

    The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows of the Company.

CONTINGENCIES:

    A credit limit has been established for each credit card holder account acquired by Nova. By agreement, the credit limit can be terminated at any time for any reason. Because the initial reservation fee charged to all account holders is fully refundable, the total of accounts with credit limits in excess of cardholder balances is reflected as a liability in the amount of $275,499 and $389,535 as of December 31, 2003 and December 31, 2002, respectively.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

    The Company's credit card receivables were initiated under membership terms with VISA and MasterCard. Modification of these terms by VISA and MasterCard could adversely affect operating results.

    LEASE COMMITMENTS:

    The Company rents space under various non-cancelable operating leases that provide for monthly lease payments through March 2006. Pursuant to certain leases, the Company is required to pay its pro-rata share of taxes and operating expenses. Certain leases also contain various renewal options. Future minimum rental payments due under these non-cancelable leases as of December 31, 2003, are as follows:

                     Years ending
                     December 31,                      Amount
                     ------------                  ------------
                         2004                      $    114,000
                         2005                            83,000
                         2006                            18,000
                                                   ------------
                                                   $    215,000
                                                   ============

    In addition, the Company leases office space in Colorado on a month to month basis for $2,500 per month from a corporation in which the Company's president is the sole shareholder.

    Total rent expense under operating leases was approximately $272,000, $693,000 and $389,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

    In February 2003, the Company entered into an agreement to terminate the operating lease agreement for Key for the unexpired portion of the term of the lease. In consideration for this settlement, the Company paid a lease termination fee of $150,000 in 2003. This amount was accrued at December 31, 2002 and is included in loss from discontinued opeartions in 2002.

    CONSULTING AGREEMENTS:

    In September 2000, the Company entered into an athlete endorsement, license and consulting agreement (the "Agreement") with a professional athlete (the "Athlete"). The Athlete was unable to perform the endorsement services pursuant to the original term of the Agreement, which expired in September 2001. The parties verbally agreed to extend the contract through September 2002. The Company asserts that in November 2001, the Athlete violated the "Reputational Standards" clause of the Agreement. Accordingly, the Company terminated the Agreement, and all compensation called for by the Agreement is being withheld. As a result, the Company reversed the common stock and warrants that were to be issued under the Agreement and reduced stock-based compensation by $62,500 during the year ended December 31, 2002.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

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

    In September 2001, the Company entered into a consulting agreement for investor communications and public relations in exchange for 350,000 shares of common stock and warrants to purchase an additional 350,000 shares of common stock at exercise prices ranging from $4 to $10 per share. At the date of the commitment, total compensation cost was estimated to be approximately $1,733,000, which was recognized and which is included in the Company's operations for the year ended December 31, 2001, as the performance criteria were fully satisfied. The Company issued the common stock and the warrants underlying this agreement in November 2001 (Note 13).

    In January 2002, the Company entered into a consulting agreement for financial services in exchange for 15,000 shares of common stock and warrants to purchase an additional 15,000 shares of common stock at an exercise price equal to 120% of the closing bid price of the Company's common stock at the date of the agreement. At the date of commitment, total compensation expense was estimated to be approximately $72,000, which was recognized as operating expense during the year ended December 31, 2002, as the performance criteria were fully satisfied. The Company issued the common stock and warrants underlying this agreement in March 2002 (Note 13).

    In April 2002, the Company entered into a consulting agreement with an individual to assist the Company in obtaining a state or national bank charter. Pursuant to the agreement, the Company issued the consultant warrants to purchase 100,000 shares of common stock at $0.75 per share (the market value of the Company's common stock was $0.99 per share at the date of the agreement). The warrants were valued at approximately $62,000 based upon the Black-Scholes option pricing model at the date of commitment, which was recognized as operating expense during the year ending December 31, 2002, as the performance criteria under the agreement were fully satisfied.

    CHEX SALARY CONTINUATION PLAN:

    Chex has a salary continuation plan for two of its employees. Pursuant to the plan, these two individuals are guaranteed two years of salary, which totals approximately $116,905 at December 31, 2003, in the event that their employment is terminated.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

    CHEX EMPLOYMENT AGREEMENTS:

    Chex has entered into three-year employment agreements with seven of its employees, which expire at various dates through February 2006. Pursuant to each agreement, if terminated for other than an egregious act, the employees are to continue to receive annual compensation, including a guaranteed minimum bonus under one of the contracts, aggregating to $915,332 at December 31, 2003. The amounts are to be paid in monthly installments over the duration of the original contract terms.

    In 2002, the Company terminated one of its employees under an employment agreement. In July 2002, the Company and the former employee entered into a settlement agreement and mutual release, in which the Company paid the former employee $65,000, which was charged to operating expense in 2002.

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

    As of December 31, 2003 and 2002, the Company has recorded $182,498 and
      $189,717, respectively, of prepaid amounts on casino contracts and has recorded $587,099 and $622,361, respectively, of accrued liabilities on casino contracts.

    Pursuant to the contracts, the Native American owned casinos have not waived their sovereign immunity.

    EMPLOYEE BENEFIT PLAN (CHEX):

    In January 2003, the Company's subsidiary, Chex, adopted a 401(k) retirement plan (the "Plan"), which covers defined eligible employees of Chex. Eligible employees are able to contribute a portion of their compensation to the Plan, subject to an annual Internal Revenue Service deferral limit. Employee contributions are 100% vested when made. Company contributions are discretionary. During 2003, Chex made a matching contribution of 100% on the first 3% of employee deferrals and 50% on employee deferrals between 3% and 5%. Contribution expense was approximately $89,000 for the year ended December 31, 2003.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

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

    In August 2001, the Company issued 78,339 shares of common stock along with warrants to purchase 78,339 shares of common stock to Equitex 2000 as compensation for expenses it incurred in connection with the acquisition of Key and Nova. The exercise price of the warrants was $5.76 per share (the market price of the common stock at the date of grant was $5.24 per share). The warrants were exercisable through August 2006. The common stock and warrants were valued at approximately $410,000, which was included in the Company's operating expenses for the year ended December 31, 2001. In addition, the Company issued 78,645 shares of common stock along with warrants to purchase 78,645 shares of common stock to Equitex 2000 in satisfaction of $495,510 in related party payables and accrued interest. The exercise price of the warrants was $5.76 per share (the market price of the common stock at the date of grant was $5.24 per share). The warrants were exercisable through August 2006.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

    In August 2001, the Company also converted $859,062 of notes and other payables to related parties into 163,466 shares of common stock at a price equal to the closing price of the Company's common stock at the date of issuance ($5.24 per share) along with warrants to purchase 163,466 shares of common stock at $5.76 per share (the market price of the common stock at the date of grant was $5.24 per share). The warrants were exercisable through August 2006.

    ISSUANCE OF SERIES H AND SERIES I PREFERRED STOCK IN CONNECTION WITH MERGER:

    SERIES H CONVERTIBLE PREFERRED STOCK:

    In July 2001, the Company issued 2,359 shares of 8%, Series H convertible preferred stock (the "Series H Preferred Stock") for $1,000 per share, which was the stated value per share (total proceeds of $2,359,000 less issue costs of approximately $300,000). In July 2001, each share of Series H Preferred Stock automatically converted into 200 shares of the Company's common stock (471,800 shares) and warrants to purchase 200 shares of common stock. The warrants were valued at $455,000 using the Black-Scholes option pricing model, and therefore $455,000 of the total proceeds were allocated to the warrants, resulting in an imputed dividend rate of 9.4%. Each warrant is exercisable until July 2004 at an exercise price of $5.78 per share.

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

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

    The holder of each share of Series I Preferred Stock is entitled to cumulative dividends at 6% per annum plus a 4% dividend default rate, payable quarterly. Dividends are payable in cash, or at the Company's option, in shares of the Company's common stock. Cumulative unpaid dividends are approximately $283,000 (approximately $177 per share) at December 31, 2003. The Series I Preferred Stock contains a liquidation preference equal to the sum of the stated value of each share plus an amount equal to 125% of the stated value plus the aggregate of all cumulative unpaid dividends on each share of Series I Preferred Stock until the most recent dividend payment date or date of liquidation, dissolution or winding up of the Company. All outstanding shares of the Series I Preferred Stock automatically convert into common stock on July 20, 2004. The Series I Preferred Stock is redeemable at the Company's option at any time through July 20, 2004 at a redemption price equal to $1,250 per share plus any cumulative unpaid dividends.

    The Series I Preferred Stock is subject to a registration rights agreement, which provides that the Company will use its best efforts to register the common stock underlying the Series I Preferred Stock and the common stock underlying the warrants within a specified time period. Because a registration statement had not been declared effective by the date stipulated in the registration rights agreement, the Company incurred approximately $263,600 in penalties for the year ended December 31, 2002, which is payable in cash, and was included in the Company's operations for the year ended December 31, 2002. On May 3, 2002, the Company filed a Form S-3/A with the SEC to register the shares underlying the Series I Preferred Stock. The registration statement was declared effective by the SEC on May 30, 2002, and accordingly, the Company has not incurred additional penalties since that date. The Company paid approximately $49,000 and $39,000 of the penalties during 2003 and 2002, respectively. The remaining amounts are to be paid when requested by the holders.

    From August through November 2001, 1,010 shares of Series I Preferred Stock, plus cumulative unpaid dividends of $3,020, were converted into 359,958 shares of common stock, at an average conversion price of $2.81 per share. In addition, the Company redeemed 330 shares of Series I Preferred Stock, plus cumulative unpaid dividends of $6,305, for $418,805. The redemption price was less than the amount originally allocated to the beneficial conversion feature, and as a result, loss applicable to common stockholders was reduced by $92,000 for the year ended December 31, 2001.

    During the year ended December 31, 2002, the Company redeemed 710 shares of Series I Preferred Stock, plus cumulative unpaid dividends of $30,343, for $846,343. The redemption price was less than the amount originally allocated to the beneficial conversion feature, and as a result, loss applicable to common stockholders was reduced by $266,000 for the year ended December 31, 2002. In addition, 260 shares of Series I Preferred Stock, plus cumulative unpaid dividends of $13,080, were converted into 616,035 shares of common stock, at conversion prices of $0.28 to $2.33 per share.

    During the year ended December 31, 2003, the Company redeemed 90 shares of Series I preferred stock, plus cumulative unpaid dividends of $22,766, for $122,776. The redemption price was less than the amount originally allocated to the beneficial conversion feature, and as a result, loss applicable to common stockholders was reduced by $38,430 for the year ended December 31, 2003.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

    SERIES D AND SERIES G PREFERRED STOCK:

    SERIES D CONVERTIBLE PREFERRED STOCK:

    The Series D Preferred Stock is convertible, together with any cumulative unpaid dividends, at any time into shares of the Company's common stock at a conversion price per share of common stock equal to 65% of the average closing bid price of the Company's common stock as specified in the agreement.

    The holder of each share of Series D Preferred Stock is entitled to a 6% cumulative annual dividend, payable quarterly. Dividends are payable in cash or, at the Company's option, in shares of the Company's common stock. Cumulative unpaid dividends are approximately $60,000 (approximately $147 per share) at December 31, 2003. The Series D Preferred Stock contains a liquidation preference equal to the sum of the stated value of each share plus an amount equal to 130% of the stated value plus the aggregate of all cumulative unpaid dividends on each share of Series D Preferred Stock until the most recent dividend payment date or date of liquidation, dissolution or winding up of the Company.

    During the year ended December 31, 2002, 150 shares of Series D Preferred
      Stock plus cumulative unpaid dividends of $38,041 were converted into 782,328 shares of common stock, at conversion prices of $0.21 to $0.28 per share.

    During the year ended December 31, 2003, 167 shares of Series D preferred stock, plus cummulative unpaid dividends of $49,135 were converted into 467,253 shares of common stock at conversion prices of $0.25 to $0.66 per share.

    SERIES G CONVERTIBLE PREFERRED STOCK:

    The Series G Preferred Stock is convertible, together with any cumulative unpaid dividends, at any time into shares of the Company's common stock at a conversion price per share equal to the lesser of $6.50 or 65% of the average closing bid price of the Company's common stock as specified in the agreement.

    The holder of each share of the Series G Preferred Stock is entitled to cumulative dividends at 6% per annum plus a 4% dividend default rate, payable quarterly. Dividends are payable in cash or, at the Company's option, in shares of the Company's common stock. Cumulative unpaid dividends are approximately $90,000 (approximately $243 per share) at December 31, 2003. The Series G Preferred Stock contains a liquidation preference equal to the sum of the stated value of each share plus an amount equal to 130% of the stated par value plus the aggregate of all cumulative unpaid dividends on each share of Series G Preferred Stock until the most recent dividend payment date or date of liquidation, dissolution or winding up of the Company. All outstanding shares of Series G Preferred Stock were to automatically convert into common stock on August 31, 2003. However, the Company has been negotiating with the holder to extend the terms; therefore the holder has not elected to convert the shares to common stock. The Series G Preferred Stock was redeemable at the Company's option at any time through August 31, 2003, at a redemption price equal to $1,350 per share plus any cumulative unpaid dividends.

    In November 2001, 400 shares of Series G Preferred Stock, plus cumulative unpaid dividends of $28,767, were converted into 165,090 shares of common stock at an average conversion price of $2.60 per share.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

    During the year ended December 31, 2002, 530 shares of Series G Preferred
      Stock, plus cumulative unpaid dividends of $54,595, were converted into 1,224,221 shares of common stock at average conversion prices of $0.28 to $2.33 per share.

    SERIES J CONVERTIBLE PREFERRED STOCK:

    During the fourth quarter of 2002, the Company issued 1,380 shares of 6%, Series J convertible preferred stock, (the "Series J Preferred Stock") along with warrants to purchase 138,000 shares of common stock, of which 650 shares were sold to Chex and are presented as preferred treasury stock at December 31, 2002 (total proceeds of $730,000 less issue costs of $151,680). The warrants were valued at $20,000 utilizing the Black-Scholes option pricing model, and therefore $20,000 of the total proceeds was allocated to the warrants resulting in an imputed dividend rate of 6.3%. The warrants are being accreted to net loss applicable to common shareholders over the expected life of the warrants, which is two years. In connection with this placement, the Company issued to the underwriter, warrants to purchase 345,000 shares of common stock.

    In January 2003, all of the outstanding shares of Series J Preferred Stock and unpaid dividends of $18,542 were converted into 3,496,354 shares of common stock at $0.40 per share.

    ISSUANCE OF COMMON STOCK SUBSEQUENT TO AUGUST 6, 2001:

    In September 2001, the Company agreed to issue 35,000 shares of its common stock valued at $140,000 in exchange for acquisition costs incurred by third parties in connection with the Company's acquisition of Chex. The shares were issued in November 2001. In October and November 2001, the Company issued 69,852 shares of common stock upon the conversion of 69,852 warrants to purchase common stock for $244,332, at an average exercise price of $3.47 per share.

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

    During the year ended December 31, 2002, the Company issued 304,856 shares of common stock upon the conversion of 304,856 warrants to purchase common stock for $256,562 at an average conversion price of $0.67 per share.

    In March 2002, the Company issued 15,000 shares of common stock to a consultant for services rendered under a deferred compensation agreement. These shares were valued at $57,000, the market value of the common stock at the date of commitment.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

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

    In December 2002, the Company issued 416,341 shares of common stock to a consultant for services valued at $170,700 ($0.41 per share), the market value of the common stock at the date of issuance. In addition, the Company issued 148,792 shares in exchange for accrued liabilities of $61,005, and 367,835 shares for services valued at $126,213. The shares were valued at $0.41 per share, the market price of the common stock at the date of issuance.

    During the year ended December 31, 2003, the Company issued 3,453,224 shares of common stock upon the conversion of 3,326,724 warrants and 126,500 stock options for $1,869,490 (net of offering costs of $241,373) at an average conversion price of $0.53 per share. Of these shares, 225,000 were issued to a subsidiary of the Company at exercise prices of $0.38 to $0.50 per share. The shares issued to the subsidiary are presented as common treasury stock. Accordingly, common treasury stock was increased by $105,050.

    During the year ended December 31, 2003, accounts and notes payable of $298,535 were converted into 388,817 shares of common stock at conversion prices of $0.64 to $0.93 per share, the market price of the common stock at the date of issuance.

    In December 2003, the Company issued 107,110 shares of common stock as contingent consideration for accounts payable. As the shares of common stock are sold by the holder, the amounts received will be paid to the Company to reduce a liability of approximately $163,000 recorded in its financial statements.

    STOCK SUBSCRIPTION RECEIVABLE:

    In December 2003, Chex sold 1,000,000 shares of Equitex common stock owned by Chex and which represent treasury stock of the Company, in exchange for an $800,000 promissory note. The note is presented as a component of stockholders' equity at December 31, 2003. The note has an interest rate of 7% per annum and is payable in three installments of principal and interest through June 30, 2004. The promissory note is secured by a pledge agreement which grants Chex a security interest in 700,000 of the purchased shares.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

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

    In June 2003, Chex purchased 300,000 shares of Equitex common stock from its affiliate, Equitex 2000 for $0.69 per share (the market price of the common stock at the date of the purchase). The cost of the shares ($207,000) has been classified as treasury stock.

    During the year ended December 31, 2003, Chex exercised warrants to purchase
      225,000 shares of Equitex common stock at exercise prices of $0.385 to $0.50 per share. The cost of these shares issued ($105,050) has been classified as treasury stock.

    During the year ended December 31, 2003, Chex sold 1,226,000 shares of Equitex common stock between $0.57 and $1.00 per share (the market prices of the common stock at the date of each sale). The stock was acquired at an average cost of approximately $0.47 per share and the cost of the shares sold ($575,968) has been reclassified from treasury stock. The excess between the sales price over the cost of the shares sold ($576,034) has been classified as additional paid in capital.

    STOCK OPTIONS AND WARRANTS:

    STOCK OPTIONS:

    In 1993, the Company adopted two stock option plans: the 1993 Stock Option
      Plan and the 1993 Stock Option Plan for Non-Employee Directors (the "1993 Option Plans"). In January 1999, the Company's Board of Directors adopted an incentive stock option plan (the "1999 Option Plan") covering up to 1,000,000 shares of the Company's common stock, which were all issued in 1999.

    In April 2000, the Company's Board of Directors amended the 1999 Option Plan to cover up to 1,700,000 shares of the Company's common stock.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

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

    In January 2003, the Company adopted the 2003 Stock Option Plan (the "2003
      Plan"). Common stock reserved for options under the 2003 Plan total 3,500,000.

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

    No stock options were granted in 2002. In 2003 and 2001, stock options were granted to officers, directors, employees and consultants of the Company as follows:

                                                 Number       Option
                Option type        Grantee     of shares      price
                -----------       ----------   ---------    ---------

       2003     Incentive         Directors      528,000    $    1.03
                Incentive         Officers       100,000    $    1.03
                Incentive         Employees      772,000    $    0.68
                Incentive         Consultant     100,000    $    0.68
                                               ---------
                                               1,500,000
                                               =========

       2001     Incentive         Employee        10,000    $    6.00
                Incentive         Director        11,000    $    6.00
                                               ---------
                                                  21,000
                                               =========

    In November 2003, the Company reduced the exercise price of certain existing stock options previously issued to employees to purchase up to 730,000 shares of the Company's common stock. As a result of the reduction in exercise price, these stock options are now accounted for as variable awards from the date of modification through the date the award is exercised, forfeited, or expires unexercised in accordance with FIN No. 44, Accounting for Certain Transactions involving Stock Compensation. Through December 31, 2003, recharacterization of these options as variable awards resulted in additional compensation expense of $73,000.

    In March 2001, the Company reduced the exercise price of certain existing stock options previously issued to employees to purchase up to 74,300 shares of the Company's common stock. As a result of the reduction in exercise price, these stock options are now accounted for as variable awards from the date of modification through the date the award is exercised, forfeited, or expires unexercised in accordance with FIN No.
      44. Through December 31, 2003, recharacterization of the options as variable awards did not materially affect compensation expense.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

    A summary of the status of stock options outstanding and exercisable and weighted average exercise prices is as follows:

                                 2003 Plan                      1999 Plan                       Total
                        ----------------------------   ----------------------------  ---------------------------
                                         Weighted                        Weighted                     Weighted
                                          average                         average                      average
                                         exercise                        exercise                     exercise
                          Shares           price          Shares           price        Shares(1)     price(1)
                        -----------    -------------     -----------    -----------  -------------   -----------
    January 1, 2001                    $           -       1,700,000    $      6.14      1,786,400   $      5.99
     Forfeited                    -                -         (21,000)          5.50        (21,000)         5.50
     Granted                      -                -          21,000           6.00         21,000          6.00
     Exercised                    -                -               -              -              -             -
                        -----------    -------------     -----------    -----------  -------------   -----------

    December 31, 2001                                      1,700,000           6.14      1,786,400          5.99
     Forfeited                    -                -               -              -              -             -
     Granted                      -                -               -              -              -             -
     Exercised                    -                -               -              -              -             -
                        -----------    -------------     -----------    -----------  -------------   -----------

    December 31, 2002                                      1,700,000           6.14      1,786,400          5.99
     Forfeited                    -                -               -              -              -             -
     Granted              1,500,000             0.83               -              -      1,500,000          0.83
     Exercised              126,500             0.68               -              -        126,500          0.68
                        -----------    -------------     -----------    -----------  -------------   -----------

    December 31, 2003     1,373,500    $        0.84       1,700,000    $      6.14      3,159,900   $      3.75
                        ===========    =============     ===========    ===========  =============   ===========

    Options exercisable at December 31, 2003, expire from January 2004 through
      June 2008.

    (1) Total shares and the calculation for the weighted average exercise price includes 86,400 options outstanding from the 1993 Option Plans with an exercise price of $3.00. There have been no changes in the number of options issued under the 1993 Option Plans during the three years ended December 31, 2001, 2002 and 2003.

    WARRANTS:

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

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

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

    In December 2002, the Company issued warrants to purchase 100,000 shares of common stock to an outside consultant. The warrants were exercisable immediately at $0.41 per share (the market price of the common stock at the date of issuance). The warrants were valued at $10,900, based upon the Black-Scholes option pricing model. In addition, the Company converted $39,900 of accounts payable due to a consultant into 150,000 warrants to purchase shares of common stock in December 2002.

    In January 2003, the Company also issued warrants to consultants and unrelated parties to purchase 500,000 shares of the Company's common stock at prices ranging from $0.41 to $0.54 per share (the market price of the common stock at the dates of the grant). These warrants were valued at $76,000 based upon the Black-Scholes option pricing model.

    In April 2003, the Company issued warrants to consultants for services to purchase 70,000 shares of common stock at $0.52 per share (the market price of the common stock at the dates of the grant). These warrants were valued at $12,500 based upon the Black-Scholes option pricing model.

    In May 2003 the Company issued warrants to consultants for services to purchase 950,000 shares of common stock at prices ranging from $0.68 to $0.90 per share (the market price of the common stock at the dates of the grant). These warrants were valued at $146,500 based upon the Black-Scholes option pricing model. A related party received 200,000 of these warrants.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

    During the year ended December 31, 2003, the Company reduced the exercise price of certain existing warrants to purchase up to 1,489,726 shares of the Company's common stock to induce the holders to exercise these warrants. The warrants were initially issued in connection with the sale of preferred stock. As a result of the reduction in the exercise price, loss applicable to common stockholders was increased by $375,000 for the year ended December 31, 2003.

    During the year ended December 31, 2003, the Company reduced the exercise price of certain existing warrants to purchase up to 230,006 shares of the Company's common stock, including 80,000 warrants issued to Chex. As a result of the reduction in exercise price, the Company recognized an additional $28,000 of stock based compensation expense relating to these repriced warrants.

    The fair value of each warrant and option granted to non-employees during 2003, 2002 and 2001 was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were utilized:

                                                2003       2002        2001
                                             ----------  ---------   ---------

         Expected dividend yield                      0          0           0
         Expected stock price volatility            86%        84%         54%
         Risk-free interest rate                  1.25%       2.0%        3.8%
         Expected life of warrants           0.85 years  1.3 years   1.3 years

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

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

As of and for the year ended December 31, 2003, segment results were as follows:

                                                             Cash
                                          Credit card    disbursement   Corporate
                                            services       services     activities          Total
                                        --------------   ------------   -----------    ------------
                                        (Key and Nova)       (Chex)
    Revenues                            $     415,253    $ 18,104,995   $         -    $ 18,520,248
    Depreciation and amortization                   -       1,093,767        25,967       1,119,734
    Stock based compensation                        -               -       355,000         355,000
    Interest expense                               33       1,312,570        39,521       1,352,124
    Interest income                                            72,543        49,911         122,454
    Income tax expense                              -          38,000             -          38,000
    Net income (loss)                           6,975        (197,784)   (4,386,416)     (4,577,225)
    Intangible assets                               -       3,358,393             -       3,358,393
    Goodwill                                        -       5,636,000             -       5,636,000
    Total assets                              413,332      22,204,885     3,639,533      26,257,750
    Capital expenditures                            -         413,152        11,022         424,174

    As of and for the year ended December 31, 2002, segment results were as follows:

                                                             Cash
                                          Credit card    disbursement   Corporate
                                            services       services     activities          Total
                                        --------------   ------------   -----------    ------------
                                        (Key and Nova)       (Chex)
    Revenues                            $     881,577    $ 19,580,399   $         -    $ 20,461,766
    Depreciation and amortization                   -       1,152,901           284       1,153,185
    Stock based compensation                        -               -       419,303         419,303
    Interest expense                                -       1,529,438        65,793       1,595,231
    Interest income                                            89,021        35,379         124,400
    Income tax expense                              -               -        55,000          55,000
    Net income (loss)                      (2,525,866)        757,271    (2,550,405)     (4,319,000)
    Intangible assets                               -       4,048,660             -       4,048,660
    Goodwill                                        -       5,636,000             -       5,636,000
    Total assets                              660,466      24,281,983     2,489,299      27,431,748
    Capital expenditures                            -         428,375         2,570         430,945

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

    As of and for the year ended December 31, 2001, segment results were as follows:

                                                             Cash
                                          Credit card    disbursement   Corporate
                                            services       services     activities            Total
                                        --------------   ------------   -----------      ------------
                                        (Key and Nova)       (Chex)
    Revenues                            $   1,756,550    $  1,373,158   $    14,771      $  3,144,479
    Depreciation and amortization              31,369          99,932             -           131,301
    Stock based compensation                        -               -     2,132,234         2,132,234
    Interest expense                                -         102,733       137,160           239,893
    Income tax expense                       (515,000)              -       (57,500)         (572,500)
    Net income (loss)                       2,011,547        (334,591)    2,708,325)       (1,031,369)
    Intangible assets                               -       4,925,415             -         4,925,415
    Goodwill                                        -       5,636,000             -         5,636,000
    Total assets                            8,411,894      25,491,723     1,445,538        35,349,155
    Capital expenditures                                       32,347


15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

    Selected unaudited quarterly financial data for the years ended 2003, 2002 and 2001, is summarized below.

                                                                           2003 quarters
                                              ---------------------------------------------------------------------
                                                    First          Second               Third            Fourth
                                                   quarter         quarter           quarter (a)       quarter (b)
                                              ---------------  ---------------     --------------   ---------------
    Revenues                                  $     4,702,999  $     4,662,227     $    4,910,317   $     4,244,705
    Net loss                                         (306,685)        (453,150)          (761,714)       (3,055,676)
    Preferred stock beneficial conversion
     features, deemed dividends and other
     transactions                                     (27,360)         (60,330)          (295,300)         (195,860)
    Income (loss) from continuing operations         (278,241)        (442,755)          (739,164)       (3,041,224)
    Loss from discontinued operations                 (28,444)         (10,395)           (22,550)          (14,452)
    Net loss applicable to common
     shareholders                                    (334,045)         513,480         (1,057,014)       (3,251,536)
    Basic and diluted loss per common
     share (c)                                          (0.01)           (0.02)             (0.04)            (0.11)

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                                                           2003 quarters
                                              ---------------------------------------------------------------------
                                                    First          Second               Third            Fourth
                                                   quarter         quarter           quarter (a)       quarter (b)
                                              ---------------  ---------------     --------------   ---------------
   Revenues                                   $     5,156,740  $     5,271,669          5,316,875         4,716,692
   Net loss                                          (758,228)         (32,457)        (2,370,328)       (1,157,987)
   Preferred stock beneficial conversion
    features, deemed dividends and other
    transactions                                      (53,000)         (85,000)           (82,000)           99,420
   Income (loss) from continuing operations          (526,105)         (41,840)        (2,101,016)        1,278,360
   Loss from discontinued operations                 (232,123)           9,383           (264,312)       (2,436,347)
   Net loss applicable to common
    shareholders                                     (811,228)        (117,457)        (2,452,328)       (1,058,567)
   Basic and diluted loss per common
    share (c)                                           (0.04)           (0.01)             (0.10)            (0.04)

   (a) In August 2002, the Company received $240,000 from the settlement of a lawsuit. This amount was reclassified from revenue to other income to conform to the 2002 statement of operations presentation.

   (b) Includes approximately $1,400,000 of expense recorded in the fourth quarter of 2003 under a bonus agreement with the Company's president. In addition, during the fourth quarter of 2003 the Company recorded an allowance of $250,000 on a note receivable due from Paymaster Jamaica, recorded a $256,000 discount on a note receivable due from a customer and the Company recorded approximately $300,000 in professional expenses relating to litigation and merger and acquisition activities.

   (c) The sum of earnings per share for the four quarters may differ from the annual earnings per share due to the required method of computing weighted average number of shares in the respective periods.