Form 10-Q
period 2004-03-31
EQUITEX INC
filed 2004-05-17
CIK 716101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2004


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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding at May 14, 2004: 33,858,878

                         EQUITEX, INC. AND SUBSIDIARIES


PART I   FINANCIAL INFORMATION                                            Page
                                                                          ----

         Item 1.  Financial statements:

                  Independent accountants' report                            3

                  Condensed consolidated balance sheets -
                  March 31, 2004 (unaudited)
                  and December 31, 2003                                  4 - 5

                  Condensed consolidated statements of operations-
                  three months ended March 31, 2004 and 2003 (unaudited)     6

                  Condensed consolidated statement of changes
                  in stockholders' equity - three months ended
                  March 31, 2004 (unaudited)                             7 - 8

                  Condensed consolidated statements of cash
                  flows - three months ended March 31, 2004
                  and 2003 (unaudited)                                  9 - 10

                  Notes to condensed consolidated
                  financial statements                                 11 - 22

         Item 2.  Management's discussion and analysis of financial
                  condition and results of operations                  23 - 28

         Item 3.  Quantitative and qualitative disclosures of market risk   28

         Item 4.  Disclosure controls and procedures                        29

PART II    OTHER INFORMATION

         Item 1.  Legal proceedings                                         29

         Item 2.  Changes in securities and use of proceeds                 29

         Item 3.  Defaults upon senior securities                           29

         Item 4.  Submission of matters to a vote of security holders       29

         Item 5.  Other information                                         29

         Item 6.  Exhibits and reports on Form 8-K                          29

                  Signature                                                 30

                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors
Equitex, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Equitex, Inc. and subsidiaries as of March 31, 2004, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2004 and 2003, and the related condensed consolidated statement of stockholders' equity for the three months ended March 31, 2004. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Equitex, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated April 13, 2004, (which includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS and Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
May 12, 2004



                                EQUITEX, INC. AND SUBSIDIARIES

                             CONDENSED CONSOLIDATED BALANCE SHEETS

                                            ASSETS




                                                                 March 31,    December 31,
                                                                   2004           2003
                                                                -----------   ------------
                                                                (Unaudited)
Current assets:
  Cash and cash equivalents                                     $ 7,798,612   $ 8,059,780
  Receivables, net                                                2,846,045     3,509,120
  Current portion of notes and interest receivable,
    including related parties of $236,212 (2004) and
    $239,206 (2003)                                                 727,221       707,155
  Prepaid expenses and other                                        619,868       314,372
  Assets of discontinued operations                                     196         1,055
                                                                -----------   -----------
   Total current assets                                          11,991,942    12,591,482
                                                                -----------   -----------

Notes and interest receivable, net, including related
   parties of $1,599,745 (2004) and $1,462,375 (2003)             4,195,245     2,107,062
Property, equipment and leaseholds, net                           1,195,890     1,184,813
Deferred tax asset                                                1,380,000     1,380,000
Intangible and other assets, net                                  3,647,322     3,358,393
Goodwill                                                          5,636,000     5,636,000
                                                                -----------   -----------
                                                                 16,054,457    13,666,268
                                                                -----------   -----------
                                                                $28,046,399   $26,257,750
                                                                ===========   ===========

                                   (Continued)




                                 EQUITEX, INC. AND SUBSIDIARIES

                          CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                 LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                            March 31,     December 31,
                                                                              2004            2003
                                                                          ------------    -------------
                                                                           (Unaudited)
Current liabilities:
  Bank overdraft                                                                          $  2,497,766
  Accounts payable                                                        $    412,169         651,106
  Accrued expenses and other liabilities, including related
    party accruals of $896,014 (2004) and $1,293,360 (2003)                  2,556,811       2,722,986
  Accrued liabilities on casino contracts                                      483,527         587,099
  Current portion of long-term debt                                          1,022,805         201,727
  Notes and loans payable, including related party notes of
    $155,496 (2004) and $155,421 (2003)                                     11,462,673      11,432,598
  Due to credit card holders                                                   279,180         275,499
  Liabilities of discontinued operations                                       591,015         621,768
                                                                          ------------    ------------
   Total current liabilities                                                16,808,180      18,990,549
                                                                          ------------    ------------
  Long-term debt, net of current portion                                     3,702,797          37,243
                                                                          ------------    ------------
   Total liabilities                                                        20,510,977      19,027,792
                                                                          ------------    ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock; 2,000,000 shares authorized:
    Series D, 6%; stated value $1,000 per share; 315 shares (2004) and 408 shares (2003) issued and outstanding; liquidation preference
     of $460,000                                                               315,000         408,000
    Series G, 6%; stated value $1,000 per share; 370 shares
     issued and outstanding; liquidation preference of $580,000                370,000         370,000
    Series I, 6%; stated value $1,000 per share; 1,600 shares issued
     and outstanding; liquidation preference of $2,365,000                   1,600,000       1,600,000
  Common stock, $0.02 par value; 50,000,000 shares authorized;
     34,835,946 (2004) and 34,530,040 (2003) shares issued;
     33,858,878 (2004) and 33,167,972 (2003) shares outstanding                696,719         690,601
  Stock subscription note receivable                                          (800,000)       (800,000)
  Additional paid-in capital                                                17,974,848      17,115,338
  Accumulated deficit                                                      (12,059,278)    (11,428,264)
  Less treasury stock at cost; 977,068 shares (2004) and
   1,362,068 shares (2003)                                                    (561,867)       (725,717)
                                                                          ------------    ------------
    Total stockholders' equity                                               7,535,422       7,229,958
                                                                          ------------    ------------
                                                                          $ 28,046,399    $ 26,257,750
                                                                          ============    ============


                          See notes to condensed consolidated financial statements.



                                 EQUITEX, INC. AND SUBSIDIARIES

                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                              THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                            (UNAUDITED)

                                                                     2004            2003
                                                                 ------------    ------------
Fee revenue                                                      $  3,463,103    $  4,573,951
Credit card income, net of provision for losses                        78,711         129,049
                                                                 ------------    ------------
       Total revenues                                               3,541,814       4,703,000
                                                                 ------------    ------------

Fees paid to casinos                                                1,166,148       1,508,242
Salaries, wages and employee benefits                               1,395,290       1,625,613
Third party servicing fees                                             42,611          74,749
Other operating expenses                                            1,308,870       1,417,299
                                                                 ------------    ------------
                                                                    3,912,919       4,625,903
                                                                 ------------    ------------
(Loss) income from operations                                        (371,105)         77,097
                                                                 ------------    ------------

Other income (expense):
Interest income, including related party interest of
  $26,456 (2004) and $11,056 (2003)                                    84,927          14,442
Interest expense, including related party interest of
  $3,753 (2004) and $3,582 (2003)                                    (335,532)       (356,716)
                                                                 ------------    ------------
                                                                     (250,605)      (342,274)
                                                                 ------------    ------------
Loss from continuing operations before income taxes                  (621,710)       (265,177)
Income tax expense                                                      6,000          12,000
                                                                 ------------    ------------
Loss from continuing operations                                      (627,710)       (277,177)
Loss from discontinued operations                                      (3,304)        (29,508)
                                                                 ------------    ------------
Net loss                                                             (631,014)       (306,685)
Warrant accretion                                                      (3,290)         (3,290)
Redemption of convertible preferred stock in excess
  of beneficial conversion features                                                    38,430
Deemed preferred stock dividends                                      (54,800)        (62,500)
                                                                 ------------    ------------
Net loss applicable to common stockholders                       $   (689,104)   $   (334,045)
                                                                 ============    ============
Basic and diluted loss per common share:
  Loss from continuing operations                                $      (0.02)   $      (0.01)
  Loss from discontinued operations                                         *               *
                                                                 ------------    ------------
Basic and diluted loss per share                                 $      (0.02)   $      (0.01)
                                                                 ============    ============
Weighted average number of common shares outstanding, basic
  and diluted                                                      33,604,833      28,102,847
                                                                 ============    ============
*Amount is less than $(0.01) per share

                     See notes to condensed consolidated financial statements.



                                         EQUITEX, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                         THREE MONTHS ENDED MARCH 31, 2004

                                                  (UNAUDITED)




                                                 Convertible preferred stock                       Common stock
                                                  --------------------------      Stock    -------------------------
                                                                               subscription
                                                    Shares          Amount      receivable         Shares        Amount
                                                  -----------    -----------    -----------   -----------   -----------
Balances, January 1, 2004                               2,378    $ 2,378,000    $ (800,000)    34,530,040   $   690,601

Exercises of options and warrants for common
  stock                                                                                           305,906         6,118

Warrants issued for services preformed in connection with convertible promissory notes

Warrants attached to convertible promissory notes

Purchase of 25,000 shares of common stock by subsidiary

Redemption of Series D preferred stock for cash           (93)       (93,000)

Conversion of accounts payable for common stock previously issued as contingent consideration


Sale of 410,000 shares of treasury stock for cash

Net loss
                                                  -----------    -----------    -----------   -----------   -----------
Balances, March 31, 2004                                2,285    $ 2,285,000    $ (800,000)    34,835,946   $   696,719
                                                  ===========    ===========    ===========   ===========   ===========




                                                         (Continued)





                                                    EQUITEX, INC. AND SUBSIDIARIES

                            CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

                                                   THREE MONTHS ENDED MARCH 31, 2004

                                                                     (UNAUDITED)



                                                     Common       Additional                     Total
                                                    treasury       paid-in       Accumulated   stockholders'
                                                     stock         capital         deficit       equity
                                                   -----------    -----------    -----------   -----------

Balances, January 1, 2004                          $ (725,717)    $17,115,338   $(11,428,264)  $ 7,229,958

Exercises of options warrants for common
  stock                                                               162,090                      168,208

Warrants issued for services performed in
  connection with convertible promissory notes                        164,700                      164,700

Warrants attached to convertible promissory notes                     358,400                      358,400

Purchase of 25,000 shares of common stock
  by subsidiary                                       (24,750)                                     (24,750)

Redemption of Series D preferred stock for cash                       (58,000)                    (151,000)

Conversion of accounts payable for common stock
  previously issued as contingent consideration                        10,908                       10,908

Sale of 410,000 shares of treasury stock
  for cash                                            188,600         221,412                      410,012

Net loss                                                                            (631,014)     (631,014)
                                                   -----------    -----------   -------------   ----------
Balances, March 31, 2004                           $ (561,867)    $17,974,848   $(12,059,278)  $ 7,535,422
                                                   ===========    ===========   =============   ==========





                             See notes to condensed consolidated financial statements.




                                 EQUITEX, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                          (UNAUDITED)


                                                                             2004            2003
                                                                          -----------    -----------

Cash flows used in operating activities from continuing operations:
    Net loss                                                              $  (631,014)   $  (306,685)
                                                                          -----------    -----------
Adjustments to reconcile net loss to net cash
  provided by operating activities of continuing operations:
    Loss from discontinued operations                                           3,304         29,508
    Provision for losses                                                          690          1,382
    Depreciation and amortization                                             276,738        267,878
    Amortization of discount on convertible promissory notes                    7,964
    Stock-based compensation expense                                                          85,000
Changes in assets and liabilities:
  Decrease (increase) in accounts receivable                                  647,005     (2,677,794)
  Decrease in other receivables                                                 8,402         46,862
  Increase in other assets                                                   (376,872)      (330,956)
  Increase (decrease) in due to credit card holders                             3,681        (14,906)
  (Decrease) increase in accounts payable and accrued liabilities            (497,776)       529,124
                                                                          -----------    -----------
Total adjustments                                                              73,136    (2,063,902)
                                                                          -----------    -----------
Net cash used in operating activities from continuing
  operations                                                                 (557,878)    (2,370,587)
                                                                          -----------    -----------

Cash flows from investing activities:
  Net decrease in credit card receivables                                       6,978         19,665
  Purchases of furniture, fixtures and equipment                              (92,044)       (57,010)
  Issuance of notes receivable, related parties and other                  (2,038,917)      (323,300)
  Repayment of notes receivable, related parties and other                      2,044          1,025
                                                                            -----------    -----------
Net cash used in investing activities from continuing
  operations                                                               (2,121,939)      (359,620)
                                                                          -----------    -----------

Cash flows from financing activities:
  Decrease in bank overdraft                                               (2,497,766)
  Redemption of preferred stock for cash                                     (151,000)      (100,000)
  Proceeds from the exercise of options and warrants                          168,208        194,676
  Purchase of Equitex shares for treasury by subsidiary                       (24,750)
  Increase in deferred costs                                                 (320,000)
  Issuance of notes payable, related parties and other                      5,885,000        470,000
  Repayment of notes payable, related parties and other                    (1,017,857)      (589,589)
  Net payments on line of credit                                                            (450,000)
  Sale of treasury stock for cash                                             410,012        102,200
                                                                          -----------    -----------
Net cash provided by (used in) financing activities from continuing
  operations                                                                2,451,847       (372,713)
                                                                          -----------    -----------
Net cash used in discontinued operations                                      (33,198)      (113,261)
                                                                          -----------    -----------

                                                    (Continued)





                                    EQUITEX, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                               THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                              (UNAUDITED)


                                                                              2004            2003
                                                                           -----------    -----------
Decrease in cash and cash equivalents                                         (261,168)    (3,216,181)
Cash and cash equivalents, beginning                                         8,059,780      8,926,124
                                                                           -----------    -----------
Cash and cash equivalents, ending                                          $ 7,798,612    $ 5,709,943
                                                                           ===========    ===========

Supplemental disclosure of cash flow information:

 Cash paid for interest                                                    $   244,351    $   357,953
                                                                           ===========    ===========

 Cash paid for taxes                                                       $    26,484
                                                                           ===========

Supplemental disclosure of non-cash investing and financing activities:

  Warrants issued in connection with convertible secured promissory
   notes                                                                   $   523,100
                                                                           ===========

  Conversion of accounts payable for common stock previously
   issued for contingent consideration                                     $    10,908
                                                                           ===========

  Conversion of preferred stock to common stock                                           $ 1,435,000
                                                                                           ===========

  Conversion of accounts payable to common stock                                          $   180,954
                                                                                          ===========

  Equipment exchanged for a reduction in a note payable included
   in discontinued operations                                                             $    12,640
                                                                                          ===========








                             See notes to condensed consolidated financial statements.

                                                          10

                         EQUITEX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, BASIS OF PRESENTATION AND RECENT EVENTS:

   INTERIM FINANCIAL STATEMENTS:

   The condensed consolidated interim financial statements of Equitex, Inc. and subsidiaries (the "Company") for the three-month periods ended March 31, 2004 and 2003, have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of March 31, 2004, and for the periods ended March 31, 2004 and 2003, have been made. Except as described below, those adjustments consist only of normal and recurring adjustments.

   Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report filed with the Securities and Exchange Commission ("SEC") on April 14, 2004. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year.

   BASIS OF PRESENTATION:

   The accompanying financial statements present the consolidated financial position of Equitex, Inc. and its wholly-owned subsidiaries, Chex Services, Inc. ("Chex"), and its wholly-owned subsidiary Collection Solutions, Inc. ("Collection"), Key Financial Systems, Inc. ("Key"), Nova Financial Systems, Inc. ("Nova"), and Equitex's majority-owned subsidiary, Denaris Corporation ("Denaris") as of March 31, 2004 and December 31, 2003. The excess of the losses for the three months ended March 31, 2004 and 2003 applicable to the minority interest have been charged to the Company, and no minority interest is reflected in the Company's March 31, 2004 or December 31, 2003, consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

   RECENT EVENTS:

   CHEX RECENT EVENTS:

   In July 2003, the Company executed an Agreement and Plan of Merger (the
     "APM") with Cash Systems, Inc. ("Cash Systems"), a publicly-traded Delaware Corporation. Pursuant to the APM, Chex was to have been acquired by Cash Systems in exchange for 9,000,000 shares of Cash Systems' common stock. In December 2003, Cash Systems notified the Company that they were terminating the APM, which was deemed by the Company as a wrongful termination. In December 2003, the Company notified Cash Systems that it was terminating the APM. Both the Company and Cash Systems have filed legal actions against each other. In April 2004, the Company and Cash Systems reached a settlement agreement (Note 7).

   In November 2003, the Company executed a Stock Purchase Agreement (the "SPA") with iGames Entertainment, Inc. ("iGames"), a publicly-traded Nevada Corporation. Pursuant to the SPA, Chex was to have been acquired by iGames in exchange for 62.5% of iGames' common stock and other consideration. In March 2004, the Company notified iGames that it was terminating the SPA due to various material unrelated adverse events that have impacted the business of iGames. The Company and iGames have each filed legal actions against each other, whereby each is seeking the $1,000,000 termination fee, as defined in the SPA, plus damages, pursuant to the SPA.

                         EQUITEX, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, BASIS OF PRESENTATION AND RECENT EVENTS (CONTINUED):

   RECENT EVENTS (CONTINUED):

   CHEX RECENT EVENTS (CONTINUED):

   In addition, the Company declared a default under a $2,000,000 term loan made by Chex to iGames in January 2004 (Note 7).

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

   In April 2004, the Company executed an Agreement and Plan of Merger (the
     "Merger Agreement") with Seven Ventures, Inc. ("SVI"), OTCBB: SVVI, a Nevada Corporation, to merge Chex into a wholly-owned subsidiary of SVI. Under the terms of the Merger Agreement, Equitex is to exchange 100% of its equity ownership in Chex for 7,700,000 shares of SVI, representing 93% of SVI's outstanding common stock following the transaction. In addition, Equitex is to receive warrants to purchse 800,000 shares of SVI common stock at an exercise price of $0.10 per share, expiring five years from the date of the closing. As a result, Chex is to become a wholly-owned subsidiary of SVI, a publicly traded company. At closing, which is anticipated to occur by June 30, 2004, pending fulfillment of certain conditions as defined in the Merger Agreement, a bridge loan will be consummated with an international merchant bank, whereby SVI will receive $400,000 through the issuance of a convertible promissory note. The promissory note is to be convertible into 4,000,000 shares of SVI common stock in stages under certain criteria, including but not limited to, the execution and delivery to SVI of a list of potential suitable merger acquisition candidates and the execution of a significant acquisition with a target entity introduced to the Company by the international merchant bank.

   AGREEMENT WITH PAYMASTER JAMAICA:

   In August 2002, the Company entered into a binding agreement with Paymaster
     (Jamaica) Limited ("Paymaster Jamaica") to form a jointly-owned and operated company to replicate Paymaster Jamaica's financial services business model throughout the Caribbean, North America and ultimately, worldwide. This newly-formed company was to be named Paymaster Worldwide, Inc. ("PWI"). Under the terms of the agreement, the Company advanced $500,000 to Paymaster Jamaica that could be converted into stock of PWI if the Company was formed by August 15, 2003. Because the Company was not formed by this date, the $500,000 advance became a promissory note under the terms of the agreement. The note is due in full on August 15, 2008. The note bears interest at 6%, is due in bi-annual payments of interest only, and is collateralized by shares of Paymaster Jamaica stock sufficient to represent on a fully diluted basis, a 20% ownership interest in Paymaster Jamaica. The shares have been pledged by the President of Paymaster Jamaica. As of March 31, 2004, PWI had not yet been formed. The Company has recorded a valuation allowance of $250,000 against this receivable at March 31, 2004 and December 31, 2003, due to uncertainty as to the ultimate collectability of this receivable.

                         EQUITEX, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, BASIS OF PRESENTATION AND RECENT EVENTS (CONTINUED):

   AGREEMENT WITH PAYMASTER JAMAICA (CONTINUED):

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

   STOCK OPTIONS:

   The Company applies Accounting Principles Board Opinion No. 25 (APB 25)
     Accounting for Stock Issued to Employees and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for options granted with exercise prices equal to or greater than the quoted market price. No awards of stock-based employee compensation were granted and accounted for under APB 25 during the three months ended March 31, 2004 or 2003.

2. DISCONTINUED OPERATIONS:

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

   On March 4, 2002, the Federal Deposit Insurance Corporation ("FDIC") notified the Company that it had been appointed receiver of all funds due from Net First to Key. As receiver, the FDIC elected to disaffirm, to the full extent, all contracts Key was a party to with Net First. On March 10, 2002, the Company was made aware that the FDIC was notifying Net First credit card holders that their accounts were to be closed, and accordingly, Key would not be able to transfer the existing PAY AS YOU GO credit card portfolio to a successor financial institution. In November 2002, the Company filed a lawsuit seeking to recover the full amount of a claim with the FDIC for all funds due from Net First to Key through the date federal banking regulators closed Net First (Note 7).

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

                         EQUITEX, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

2. DISCONTINUED OPERATIONS (CONTINUED):

   The carrying amounts of assets and liabilities of Key at March 31, 2004 and December 31, 2003 are as follows:

                                                 March 31,    December 31,
                                                   2004          2003
                                               -----------    ----------

       Cash                                    $       196    $    1,055
                                               -----------    ----------
         Total assets                          $       196    $    1,055
                                               ===========    ==========

       Accounts payable                        $   492,804    $  524,829
       Accrued expenses                             25,000        25,000
       Notes payable, related party                 73,211        71,939
                                               -----------    ----------
         Total liabilities (all current)       $   591,015    $  621,768
                                               ===========    ==========

   Key had no revenues for the three months ended March 31, 2004 and $5,694 revenues for the three months ended March 31, 2003, which are included in discontinued operations. Losses incurred by Key for the three months ended March 31, 2004 and 2003 were $3,304 and $29,508, respectively.


3. RECEIVABLES:

   Receivables at March 31, 2004 and December 31, 2003 consist of the following:

                                                       March 31,   December 31,
                                                          2004         2003
                                                      -----------  -----------
   Credit card and ATM processors                     $ 1,584,487  $ 2,278,232
   Due from Paymaster Jamaica                             608,000      608,000
   Amount held in trust                                   250,240      258,642
   Credit card receivables, net of allowance for
     losses of $1,035 (2004) and $1,545 (2003)            145,879      153,547
   Other receivables                                      257,439      210,699
                                                      -----------  -----------
                                                      $ 2,846,045  $ 3,509,120
                                                      ===========  ===========

   Amounts due from credit card and ATM processors arise primarily from credit card and ATM advances by Chex to casino patrons. Amounts due from Paymaster Jamaica are due for services performed by Denaris, which has been recorded as deferred revenue at March 31, 2004 and December 31, 2003. The amount held in a trust under an agreement is to secure payment of reservation fees due to customers. The amount is held by a third party financial institution. Credit card receivables include refundable and earned fees, which represent the balance reported to customers. Credit card receivables are reduced by allowances for refundable fees and losses.

                         EQUITEX, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

4. NOTES AND INTEREST RECEIVABLE:

   Notes and interest receivables as of March 31, 2004 and December 31, 2003 consist of the following:

                                                        March 31,   December 31,
                                                          2004         2003
                                                       -----------  -----------
   Note receivable, iGames                             $ 2,000,000
   Notes receivable from a shareholder/deceased
     Chex officer's estate                               1,484,691  $ 1,484,691
   Note receivable, customer                               350,000      350,000
   Note receivable, officer of Chex                        485,936      485,936
   Note receivable, Paymaster Jamaica                      500,000      500,000
   Notes receivable from Equitex 2000                    1,302,012    1,266,556
   Notes receivable from various Chex employees             55,117       53,700
                                                       -----------  -----------
                                                       $ 6,177,756  $ 4,140,883

   Interest receivable                                     208,009      136,633
   Less current maturities                                (727,221)    (707,155)
                                                       -----------  -----------
   Notes receivable, net of current portion              5,658,544    3,570,361

   Less allowance for uncollectible notes receivable    (1,463,299)  (1,463,299)
                                                       -----------  -----------
                                                       $ 4,195,245  $ 2,107,062
                                                       ===========  ===========

   As of March 31, 2004 and December 31, 2003, allowances for uncollectible notes receivable are comprised of allowances of $1,053,299 on the receivable from a shareholder/deceased Chex officer's estate, a $250,000 allowance on the Paymaster Jamaica note, and a $160,000 allowance on the notes receivable from Equitex 2000.

   In January 2004, Chex advanced iGames $2,000,000 under a Term Loan Note (the
     "Note"). Interest accrues at 10% per annum, and the initial maturity was to scheduled to occur in January 2005, as defined in the Note. The Note was to be secured by a pledge of capital stock of the borrower pursuant to a stock pledge agreement. The stock pledge agreement was not executed which resulted in an event of default under the terms of the Note. Therefore, Chex has demanded the entire unpaid principal and accrued interest due in full. Chex has commenced litigation relating to the collection of the Note (Note 7). The Company has presented the note as a long-term asset at March 31, 2004 due to uncertainty as to the anticipated litigation settlement date.

5. GOODWILL, INTANGIBLE AND OTHER ASSETS:

   SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, prescribes a two-phase process for impairment testing of goodwill, which is performed once annually, absent indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. The Company has elected to perform its annual analysis during the fourth calendar quarter of each year. No indicators of impairment were identified during the three months ended March 31, 2004.



                                                    EQUITEX, INC. AND SUBSIDIARIES

                                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                              THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                                                     (UNAUDITED)

5. GOODWILL, INTANGIBLE AND OTHER ASSETS (CONTINUED):

     Intangible and other assets consist of the following at March 31, 2004 and
     December 31, 2003:
                                         March 31, 2004                              December 31, 2003
                         --------------------------------------------  --------------------------------------------
                             Gross                           Net           Gross                           Net
                            carrying     Accumulated       carrying       carrying     Accumulated       carrying
                             amount     amortization        amount         amount     amortization        amount
                         -------------  -------------  --------------  -------------  -------------  --------------
Casino contracts         $   4,300,000  $   1,499,440  $    2,800,560  $   4,300,000  $   1,349,440  $    2,950,560
Non-compete agreements         350,000        179,300         170,700        350,000        163,300         186,700
Customer lists                 250,000        197,600          52,400        250,000        178,600          71,400
Trade names                    100,000                        100,000        100,000                        100,000
                         -------------  -------------  --------------  -------------  -------------  --------------
Total intangible assets      5,000,000      1,876,340       3,123,660      5,000,000      1,691,340       3,308,660
Deferred loan costs            484,700         10,771         473,929
Other assets                    49,733                         49,733         49,733                         49,733
                         -------------  -------------  --------------  -------------  -------------  --------------
                         $   5,534,433  $   1,887,111  $    3,647,322  $   5,049,733  $   1,691,340  $    3,358,393
                         =============  =============  ==============  =============  =============  ==============


6. NOTES AND LOANS PAYABLE, AND LONG-TERM DEBT:

   NOTES AND LOANS PAYABLE:

   Notes and loans payable at March 31, 2004 and December 31, 2003, consist of the following:

                                                          March 31,   December 31,
                                                            2004         2003
                                                         -----------  -----------
   Notes payable to individual investors                 $10,722,177  $10,692,177
   Note payable to officer of Chex                           150,000      150,000
   Note payable to affiliate through common ownership          5,496        5,421
   Convertible promissory notes                              185,000      185,000
   Note payable under litigation settlement                  400,000      400,000
                                                         -----------  -----------
                                                         $11,462,673  $11,432,598
                                                         ===========  ===========

   LONG-TERM DEBT:

                                                          March 31,   December 31,
                                                            2004         2003
                                                         -----------  ------------
   Convertible promissory note, net of discount [A]      $ 4,649,564
   Note payable to a bank, repaid in March 2004                       $    150,000
   Obligations under capital leases                           76,038        88,970
                                                         -----------   -----------
                                                           4,725,602       238,970
   Less current maturities                                (1,022,805)     (201,727)
                                                         -----------   -----------
                                                         $ 3,702,797   $    37,243
                                                         ===========   ===========

                         EQUITEX, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

6. NOTES AND LOANS PAYABLE AND LONG-TERM DEBT (CONTINUED):

   LONG-TERM DEBT (CONTINUED):

   [A] In March 2004, the Company closed on $5,000,000 of convertible promissory notes (the "Notes") with two financial institutions (the "Lenders"). The Notes carry a stated interest rate of 7% per annum and have a 45-month term. Interest only payments are due April 2004 through June 2004. Beginning in July 2004, principal and interest payments will amortize over the remaining 42-month period. The Notes are senior to all other debt of the Company and are collateralized by all assets of Chex and the Company's stock ownership in Chex.

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

   The Lenders also received 800,000 warrants to acquire up to 800,000 shares of the Company's common stock at an exercise price of $1.50. The warrants are exercisable for a period of five years, and include a cashless exercise provision. These warrants were valued at $358,400 based upon the Black-Scholes option-pricing model, and therefore $358,400 of the total proceeds were allocatd to the warrants, resulting in an imputed interest rate of 7.5%. The Company reduced the carrying value of the Notes for this amount and is amortizing the discount to interest expense over the 45-month term of the Note. Accordingly, $7,964 has been recorded as interest expense for the three months ended March 31, 2004. In addition, 300,000 warrants exercisable at $1.00 per share for a period of two years were issued to an advisory firm in connection with the transaction. These warrants were valued at $164,700 based upon the Black-Scholes option-pricing model. In addition, the Company paid cash of $320,000 for legal services and finders' fees in connection with the transaction. The Company recorded the value of these warrants and the cash paid as deferred loan costs and is amortizing these costs over the 45-month term of the Notes. Accordingly, $10,771 is included in general and administrative expenses for the three months ended March 31, 2004.

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

                         EQUITEX, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

7. COMMITMENTS AND CONTINGENCIES:

   LITIGATION:

   In April 2004, the Company executed a settlement agreement with Cash Systems pursuant to which tHe Company is to pay Cash Systems $125,000 for expenses related to the terminated APM. As part of the settlement agreement, Cash Systems is to pay Chex approximately $476,000 for commissions owed to Chex by Cash Systems and approximately $120,000 related to cash that was in ATM's at the Seminole Tribe casinos at the time of the APM termination. Both the Company and Cash Systems agreed to mutually release each other from further liability related to the APM and the Seminole Tribe termination, however, the Company has retained the right to legal action against NASCF, NACS and its President, for the wrongful termination of the Seminole Tribe casino contracts.

   In March 2004, Chex commenced a lawsuit in Hennepin County, Minnesota demanding repayment of $2,000,000, plus a $1,000,000 termination fee, accrued interest and other fees, due from iGames under a term note made in January 2004. In addition, in March 2004, the Company commenced a lawsuit in Delaware state court (New Castle county) relative to the termination of the SPA. In March 2004, iGames commenced a lawsuit in United States District Court for the District of Delaware relative to both the termination of the SPA and iGames' obligations under the term note, which is the subject of Chex's lawsuit in Hennepin County, Minnesota. The Company is confident that its claims in litigation will be upheld and management believes that the claims made by iGames lack merit. The Company intends to vigorously prosecute its claims and defend against iGames' claims.

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

                         EQUITEX, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

7. COMMITMENTS AND CONTINGENCIES (CONTINUED):

   LITIGATION (CONTINUED):

   In August 2000, William G. Hays, Jr., liquidating agent for RDM Sports Group,
     Inc. and related debtors, filed an adversary proceeding against Equitex, Smith Gambrell and Russell, LLP, David J. Harris, P.C. and David J. Harris, in the United States Bankruptcy Court for the Northern District of Georgia, Newnan Division, Adversary Proceeding No. 00-1065. The liquidating agent alleges that the Company breached its October 29, 1987, consulting agreement with RDM, breached fiduciary duties allegedly owed to RDM, and that Equitex is liable for civil conspiracy and acting in concert with directors of RDM. The liquidating agent is seeking unspecified compensatory and punitive damages, along with attorney's fees, costs and interest. On April 2, 2001, the court granted Equitex's motion to enforce the arbitration clause contained in the consulting agreement. In November 2003, Equitex reached a settlement agreement with the liquidating agent pursuant to which Equitex is to pay the sum of $400,000 by May 21, 2004, in exchange for the dismissal of the adversary proceeding and the execution of a mutual release of claims by both parties. In connection with the Company's distribution of its assets and liabilities to Equitex 2000, Inc. ("Equitex 2000") on August 6, 2001, Equitex 2000 has agreed to indemnify the Company and assume defense in this matter. As a result, the Company has recorded a liability of $400,000 and a corresponding receivable of $400,000 due from Equitex 2000 as of March 31, 2004 and December 31, 2003.

   The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows of the Company.

   BONUS TO OFFICER:

   In June 2003, the Company's Board of Directors approved a bonus arrangement with the Company's president. The bonus arrangement, effective June 2, 2003, provides for an annual bonus to be calculated quarterly based on 5% of the increase in the market value of the Company's common stock, accrued quarterly, beginning with the closing price as reported by Nasdaq on December 31 of each year, and ending with the closing price on December 31 of the following year. Payments under the bonus arrangement are to be made at the discretion of the Company's management from time to time, as cash flow permits. Total compensation expense recorded under this arrangement for the year ended December 31, 2003 was approximately $1,490,000. Based on the bonus calculation, no expense was recorded for the three months ended March 31, 2004. The Company paid approximately $209,000 in 2003 and approximately $385,000 in the quarter ended March 31, 2004. As of March 31, 2004, approximately $896,000 is included in accrued liabilities.

8. STOCKHOLDERS' EQUITY:

   SERIES D CONVERTIBLE PREFERRED STOCK:

   The Series D Preferred Stock is convertible, together with any cumulative unpaid dividends, at any time into shares of the Company's common stock at a conversion price equal to 65% of the average closing bid price of the Company's common stock as specified in the agreement.

                         EQUITEX, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

8. STOCKHOLDERS' EQUITY (CONTINUED):

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

   In January 2004, the Company redeemed 93 shares of Series D Preferred Stock for $151,000, which included $25,450 of cumulative unpaid dividends.

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

                         EQUITEX, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

8. STOCKHOLDERS' EQUITY (CONTINUED):

   STOCK SUBSCRIPTION RECEIVABLE:

   In December 2003, Chex sold 1,000,000 shares of Equitex common stock owned by Chex and which represent treasury stock of the Company, in exchange for $200,000 cash and an $800,000 promissory note. The note is presented as a component of stockholders' equity. The note has an interest rate of 7% per annum and is payable in three installments of principal and interest through June 30, 2004, beginning in February 2004. The note currently is in default. The note is secured by a pledge agreement which grants Chex a security interest in 700,000 of the purchased shares.

   ISSUANCES OF COMMON STOCK:

   During the three months ended March 31, 2004, the Company issued 186,500 shares of common stock upon the exercise of stock options for $126,820, at an average exercise price of $0.68 per share.

   During the three months ended March 31, 2004, the Company also issued 119,406 shares of common stock upon the conversion of warrants for $41,388, at an average conversion price of $0.35 per share.

   In March 2004, the Company converted $10,908 of accounts payable for common stock previously issued as contingent consideration. The common stock was issued in December 2003 as contingent consideration for accounts payable. Under the agreement, as the shares of stock are sold by the holder, the accounts payable due to holder by the Company are reduced.

   TREASURY STOCK TRANSACTIONS:

   During the three months ended March 31, 2004, Chex sold 410,000 shares of Equitex common stock for approximately $410,012 or $1.00 per share (the market price of the common stock at the date of sale). The stock was acquired at an average cost of approximately $0.46 per share and the cost of the shares sold ($188,600) has been removed from treasury stock. The difference between the sales price and cost of the shares sold ($221,412) has been classified as additional paid in capital.

   During the three months ended March 31, 2004, Chex purchased 25,000 shares of Equitex common stock for $24,750 or $0.99 per share (the market price of the Company's common stock on the purchase date). The cost of the shares has been added to treasury stock.

                         EQUITEX, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

9. OPERATING SEGMENTS:

   As of and for the three-month period ended March 31, 2004, segment results were as follows:

                                           Cash
                       Credit card     disbursement   Corporate
                         services        services     activities       Total
                      --------------   ------------  -----------   ------------
                      (Key and Nova)       (Chex)

   Revenues           $       78,711   $  3,463,103            -   $  3,541,814
   Net loss                  (16,175)      (338,544) $  (276,295)      (631,014)
   Total assets              399,267     25,295,911    2,351,221     28,046,399

   As of and for the three-month period ended March 31, 2003, segment results were as follows:

                                           Cash
                       Credit card     disbursement   Corporate
                         services        services     activities       Total
                      --------------   ------------  -----------   ------------
                      (Key and Nova)       (Chex)

   Revenues           $      129,049   $  4,573,951                $  4,703,000
   Net income (loss)          17,947        233,081  $  (557,713)      (306,685)

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

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated/combined financial statements and notes thereto for the years ended December 31, 2003, 2002 and 2001. The financial results presented for the three months ended March 31, 2004 and 2003 are those of Chex Services, Inc. ("Chex"), Key Financial Systems, Inc. ("Key"), Nova Financial Systems, Inc. ("Nova") and Denaris Corporation ("Denaris"), on a consolidated basis with those of Equitex, Inc.

LIQUIDITY AND CAPITAL RESOURCES

For the year ending December 31, 2004, we presently anticipate our liquidity and capital resource needs will be satisfied from cash flows generated from our operating activities.

Our main operating subsidiary, Chex, anticipates positive cash flows in 2004. Additionally, Chex has begun to introduce new products during the year. These products are complementary to its existing products and services. Future products may include: cashless gaming smart cards, debit cards and customized funds transfer systems for multi-jurisdictional gaming operators.

Cash flow activity for the three months ended March 31, 2004 and 2003, includes The activity of Chex, Key and Nova, Equitex, and Denaris. For the three months ended March 31, 2004, net cash used in operating activities from continuing operations was $557,878 compared to $2,370,587 for the three months ended March 31, 2003. The most significant portion of this change was the changes in current assets and liabilities which used cash and adjusted the net loss by $215,560 for the three months ended March 31, 2004 compared to the changes in the same assets and liabilities for the three months ended March 31, 2003 of $2,447,670. Additionally, non-cash adjustments to the current year's results were $288,696 including depreciation and amortization of $276,738 compared to total non-cash adjustments of $383,768, mostly comprised of $267,878 and $85,000, respectively, for depreciation and amortization and stock-based compensation for the three months ended March 31, 2003.

Cash used in investing activities from continuing activities for the three months ended March 31, 2004 was $2,121,939 compared to $359,620 for the three months ended March 31, 2003. Cash used in 2004 investing activities was primarily attributable to purchases of furniture, fixtures and equipment of $92,044 and net advances of $2,038,917 on notes receivable. Cash used in 2003 investing activities was primarily due to net advances of $323,300 on notes receivable, and purchases of furniture, fixtures and equipment of $57,010.

Cash provided by financing activities from continuing activities for the three months ended March 31, 2004 was $2,451,847 compared to cash used in financing activities from continuing activities of $372,713 for the three months ended March 31, 2003. The significant activity for the three months ended March 31, 2004, included the Company receiving proceeds of $5,885,000 upon the issuance of notes payable, receiving $410,012 upon the sale of 410,000 shares of treasury stock by Chex and proceeds received of $168,208 upon the exercise of options and warrants. These proceeds were offset by the repayment of notes payable of $1,017,857, payment of fees of $320,000 related to the issuance of notes payable, purchase of Equitex shares for treasury by Chex for $24,750 and redemption of Series D preferred stock for $151,000 in cash.

The significant financing activity for the three months ended March 31, 2003, included the Company receiving $194,676 from the exercise of warrants and the sale of 146,000 shares of treasury stock by Chex for $102,200. The Company received proceeds of $470,000 upon the issuance of notes payable and repaid $589,589 of notes payable. In addition, Chex repaid net borrowings of $450,000 under its line of credit. During the three months ended March 31, 2003, the Company also redeemed 90 shares of its Series I Preferred Stock for $100,000 in cash.

Net cash used in discontinued operations was $33,198 for the three months ended March 31, 2004 as compared to $113,261 for the three months ended March 31, 2003. The decrease in cash used in discontinued operations is the result of Key ceasing its run-off operations during the fourth quarter of 2003.

For the three months ended March 31, 2004, net cash decreased by $261,168 compared to a decrease of $3,216,181 for the three months ended March 31, 2003. Ending cash at March 31, 2004, was $7,798,612 compared to $5,709,943 at March 31, 2003. Significantly all of the Chex's cash is required to be utilized for its casino operations and they are prohibited from using it for other corporate purposes. Consequently Equitex needs to rely on other sources for its liquidity needs.

In March 2004, the Company closed on $5,000,000 of convertible promissory Notes (the "Notes") with two financial institutions (the "Lenders"). The Notes carry an interest rate of 7% per annum and have a 45-month term. Interest only payments are due monthly beginning in April 2004 through June 2004. Beginning in July 2004, principal and interest payments will amortize over the remaining 42-month period. The Notes are senior to all other debt of the Company and are collateralized by all assets of Chex and the Company's stock ownership in Chex.

Other sources available to us that we may utilize include the sale of equity securities through private placements of common and/or preferred stock as well as the exercise of stock options and/or warrants, all of which may cause dilution to our stockholders.

RESULTS OF OPERATIONS

REVENUES

Consolidated revenues for the three months ended March 31, 2004, were, $3,541,814 compared to consolidated revenues of $4,703,000 for the three months ended March 31, 2003. The decrease in period was due primarily to the loss of revenues resulting from the closure of five Seminole Tribe casino locations located throughout Florida in January 2004.

REVENUE BY SEGMENT
                                        Three months ended
                                            March 31,
Segment                                2004           2003
-------                             -----------   -----------

Cash disbursement services          $ 3,463,103   $ 4,573,951
Credit card services                     78,711       129,049
                                    -----------   -----------
                                    $ 3,541,814   $ 4,703,000
                                    ===========   ===========

CASH DISBURSEMENT SERVICES SEGMENT

Chex recognizes revenue at the time certain financial services are performed. Revenues are derived from check cashing fees, credit and debit card advance fees, automated teller machine ("ATM") surcharge and transaction fees, and NSF collection fees. Chex revenues as of March 31, 2004 and 2003 were comprised of:

                                          2004                                              2003
                    ------------     -------------    ------------     ------------     ------------     ------------
                     Number of         Dollars          Earned         Number of          Dollars           Earned
                    Transactions        Handled         Revenues       Transactions       Handled          Revenues
                    ------------     ------------     ------------     ------------     ------------     ------------
Personal checks          159,183     $ 29,474,085     $  1,538,879          208,555     $ 34,841,303     $  1,998,205
"Other" checks            60,767       23,103,174          237,992           92,291       38,325,893          298,818
Credit cards              55,800       18,895,559          680,368           89,769       30,514,027        1,194,462
Debit cards                9,969        3,113,314           40,274           15,138        5,846,463          106,777
ATM transactions         428,158       33,547,520          782,709          896,454       87,342,980          822,279
NSF Collection
  Fees                      --               --            118,847             --               --            129,389
Other                       --               --             64,034             --               --             24,021
                    ------------     ------------     ------------     ------------     ------------     ------------
                         713,877     $108,133,652     $  3,463,103        1,302,207     $196,870,666     $  4,573,951
                    ============     ============     ============     ============     ============     ============

Chex cashes personal checks at its cash access locations for fees of between 3 and 10 percent based on its casino contracts. Chex also cashes "other" checks, comprised of tax and insurance refunds, casino employee payroll checks and casino jackpot winnings at a reduced rate.

Chex credit/debit card cash advance services allow patrons to use their VISA, MasterCard, Discover and American Express cards to obtain cash. Third party vendors, at their expense, supply, install and maintain the equipment to operate the cash advance system. Under vendor agreements, the vendor charges each customer a services fee based upon the cash advance amount and pays a portion of such service fee to Chex.

Chex receives a surcharge fee for each cash withdrawal from the ATM machines in locations where Chex provides such services. The surcharge, which is a charge in addition to the cash advance, is made against the bank account of the customer and is deposited in the vendor's account. The vendor reimburses Chex for the cash amount and pays the surcharge commission due.

Chex utilizes its own in-house collections department to pursue collection of returned checks, and generally charges an insufficient funds fee when it ultimately collects the check.

In the ordinary course of business, Chex receives new financial services agreements or renews existing ones as their original terms expire. Chex may also not renew contracts from certain expiring agreements. In January of 2004, Chex was advised that 5 existing casino locations were terminating the agreements for Chex to provide its services. These locations accounted for $1,007,162 and $4,089,557 in revenues for the three months ended March 31, 2004, and the year ended December 31, 2003, respectively. Accordingly, Chex anticipates a decline in 2004 revenues due to the loss of these contracts and the absence of significant new contracts to replace the revenues lost. Chex has implemented cost savings expense reductions to minimize the effect of the loss of these contracts.

OPERATING EXPENSES

Total operating expenses for the three months ended March 31, 2004, was $3,912,919 compared to $4,625,903 for the three and months ended March 31, 2003.

                                        Three months ended
                                            March 31,

Segment                                2004           2003
-------                             -----------   -----------
Cash disbursement services          $3,562,257    $4,014,174
Corporate activities                   259,107       530,135
Credit card services                    91,555        81,594
                                    -----------   -----------
                                    $3,912,919    $4,625,903
                                    ===========   ===========


CASH DISBURSEMENT SERVICES SEGMENT

Chex operating expenses of $3,562,257 and $4,014,174 for the three months ending March 31, 2004 and 2003, were comprised as follows:

                                                  Three months ended
                                                        March 31,

                                                 2004                2003
                                              -----------        -----------

Fees to casinos                               $ 1,166,148        $ 1,508,242
Salaries and related costs                      1,283,664          1,481,874
Returned checks, net of collections                98,003             38,114
General operating expenses                        748,839            718,330
Depreciation and amortization                     265,603            267,614
                                              -----------        -----------
                                              $ 3,562,257        $ 4,014,174
                                              ===========        ===========

Chex pays a fee to casinos as compensation pursuant to the terms of each financial services agreement that the company has entered into with each respective establishment. At locations where Chex provides check cashing services, Chex pays the location operator a commission based upon the monthly amount of checks cashed, as defined in the agreement. Chex passes on an agreed upon percentage of the surcharge commissions to the locations where ATM's are utilized. At all of the locations at which Chex provides credit/debit card advance services, it pays the operator a commission for each completed transaction.

Chex Services employs personnel at the locations where it provides check cashing services as well as corporate staff to support its operations. For the three months ended March 31, 2004, corporate salaries and related costs were $509,631 while location salaries and related costs were $774,033. For the three months ended March 31, 2003, corporate salaries and related costs were 444,004 and location salaries and related costs were $1,037,870. Due to the terminated locations, Chex Services has reduced staff needs going forward. The company has reduced staff and in some instances reduced salaries for retained employees beginning in February 2004. It is anticipated that these reductions on an annual basis should reduce salary costs by approximately $400,000.

The terminated locations accounted for $456,223 of fees to casinos for the three months ended March 31, 2003. Additional direct costs associated with the terminated contract locations were $300,673 for the three months ended March 31, 2003.

CORPORATE ACTIVITY

Corporate activity expenses include those of Equitex and Denaris. Total corporate activity expenses for the three months ended March 31, 2004 and 2003 were comprised as follows:

                                         2004            2003
                                         ----            ----
Employee costs                       $   111,626     $   143,740
Other                                    147,481         301,395
Stock based compensation                                  85,000
                                     -----------     -----------
                                     $   259,107     $   530,135
                                     ===========     ===========

Employee costs for the three months ended March 31, 2004 decreased by $32,114 from the three months ended March 31, 2003. The 2003 period included $32,966 of employee costs associated with the start-up of Denaris.

Other expenses for the three months ended March 31, 2004 and 2003 include professional fees of $60,419 and $99,166, respectively and general operating costs of $87,062 and $202,229, respectively. Included in the 2003 amount were costs associated with the start-up of Denaris of $159,280.

Stock based compensation of $85,000 for the three months ended March 31, 2003, represents non-cash expenses related to issuances of common stock and warrants to third party consultants for services.

CREDIT CARD SERVICES SEGMENT

Nova's operating expenses were $91,555 and $81,594 for the three months ended March 31, 2004 and 2003, respectively. The 2004 expenses were comprised of third party servicing fees of $42,611 and other operating expenses of $48,944, compared to the 2003 expenses of $74,748 for third party servicing fees and $6,846 for other operating expenses. The decrease in the third party servicing fees for the 2004 period compared to the 2003 period is a direct result of the reduced credit card revenue in the respective periods. The increase in other expenses in the 2004 period compared to 2003 was due to legal expenses of approximately $36,000.

OTHER INCOME (EXPENSE):

Consolidated other expenses for the three months ended March 31, 2004 were $250,605 compared to $342,274 for the three months ended March 31, 2003. Interest income increased by $70,485 for the three months ended March 31, 2004 compared to March 31, 2003. The most significant portion of the increase was $46,111 of interest income recorded on the Igames $2.0 million note. Additionally, the notes receivable from Equitex 2000 were substantially higher as of March 31, 2004 compared to March 31, 2003. Accordingly, interest income related to Equitex 2000 was $21,808 for the three months ended March 31, 2004 compared to $11,057 for the three months ended March 31, 2003.

DISCONTINUED OPERATIONS

Discontinued operations represents the operations of Key, which ceased during the fourth quarter of 2003. The loss from discontinued operations was $3,304 for the three months ended March 31, 2004 compared to $29,508 for the three months ended March 31, 2003.


CONTRACTUAL OBLIGATIONS

In March 2004, the Company closed on $5,000,000 of convertible promissory notes (the "Notes") with two financial institutions (the "Lenders"). The Notes carry a stated interest rate of 7% per annum and have a 45-month term. Interest only payments are due April 2004 through June 2004. Beginning in July 2004, principal and interest payments will amortize over the remaining 42-month period. The Notes are senior to all other debt of the Company and are collateralized by all assets of Chex and the Company's stock ownership in Chex.

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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt. The Company has both fixed and variable rate debt. Chex has $10,798,216 and $10,931,147 of debt outstanding as of March 31, 2004 and December 31, 2003, respectively, of which $10,722,177 and $10,692,177 has been borrowed at fixed rates ranging from 9% to 12% at March 31, 2004 and December 31, 2003, respectively. This fixed rate debt is subject to renewal annually and is payable upon demand with 90 days written notice by the debt holder. Chex also has $76,039 and $238,970 of variable rate debt at March 31, 2004 and December 31, 2003, respectively, owed to a bank. The lender presently charges interest at 0.5% to 0.75% over the prime rate.

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

                                    ITEM FOUR
                       DISCLOSURE CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO")/Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days prior to the filing of this quarterly report. Based on that review and evaluation, the CEO/CFO has concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities

        None

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

        Exhibit 31 - Certification pursuant to Section 302 of the
        Sarbanes-Oxley Act of 2002

        Exhibit 32 - Certification pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002

        (b) Reports on Form 8-K during the quarter ended March 31, 2004

        None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Equitex, Inc.
                                      (Registrant)

Date: May 17, 2004                    By: /s/ Henry Fong
                                          -------------------------------------
                                          Henry Fong
                                          President, Treasurer and
                                          Chief Financial Officer