Form 10-Q
period 2004-06-30
EQUITEX INC
filed 2004-08-24
CIK 716101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2004


           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________to_________


                           Commission File No. 0-12374


                                  EQUITEX, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



Delaware                                                              84-0905189
--------------------------------                                     -----------
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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding at August 20, 2004: 34,187,649

                         EQUITEX, INC. AND SUBSIDIARIES


PART I   FINANCIAL INFORMATION                                            Page
                                                                          ----

         Item 1.  Financial statements:

                     Report of Independent Registered Public
                  Accounting Firm                                            3

                  Condensed consolidated balance sheets -
                  June 30, 2004 (unaudited)
                  and December 31, 2003                                  4 - 5

                  Condensed consolidated statements of operations-
                  three and six months ended June 30, 2004
                  and 2003(unaudited)                                        6

                  Condensed consolidated statement of changes
                  in stockholders' equity - six months ended
                  June 30, 2004 (unaudited)                              7 - 8

                  Condensed consolidated statements of cash flows
                  - six months ended June 30, 2004
                  and 2003 (unaudited)                                  9 - 10

                  Notes to condensed consolidated
                  financial statements                                 11 - 24

         Item 2.  Management's discussion and analysis of financial
                  condition and results of operations                  25 - 32

         Item 3.  Quantitative and qualitative disclosures
                  of market risk                                            33

         Item 4.  Disclosure controls and procedures                        34

PART II    OTHER INFORMATION

         Item 1.  Legal proceedings                                         34

         Item 2.  Changes in securities and use of proceeds                 34

         Item 3.  Defaults upon senior securities                           34

         Item 4.  Submission of matters to a vote of security holders       34

         Item 5.  Other information                                         34

         Item 6.  Exhibits and reports on Form 8-K                          34

                  Signature                                                 35

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Equitex, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Equitex, Inc. and subsidiaries as of June 30, 2004, the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2004 and 2003, the related condensed consolidated statement of changes in stockholders' equity for the six-month period ended June 30, 2004, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Equitex, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated April 13, 2004 (which includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS and Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
August 20, 2004

                         EQUITEX, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                                 June 30,     December 31,
                                                                   2004           2003
                                                                -----------   ------------
                                                                (Unaudited)
Current assets:
  Cash and cash equivalents                                     $ 6,872,245   $ 8,059,780
  Receivables, net                                                2,182,082     3,509,120
  Current portion of notes and interest receivable,
    including related parties of $0 (2004) and
    $239,206 (2003)                                                  66,973       707,155
  Prepaid expenses and other                                        505,135       314,372
  Assets of discontinued operations                                     233         1,055
                                                                -----------   -----------
   Total current assets                                           9,626,668    12,591,482
                                                                -----------   -----------

Notes and interest receivable, net, including related
   parties of $1,764,060 (2004) and $1,462,375 (2003)             4,759,002     2,107,062
Property, equipment and leaseholds, net                           1,217,382     1,184,813
Deferred tax asset                                                              1,380,000
Intangible and other assets, net                                  3,443,967     3,358,393
Goodwill                                                          5,636,000     5,636,000
                                                                -----------   -----------
                                                                 16,436,351    13,666,268
                                                                -----------   -----------
                                                                $24,683,019   $26,257,750
                                                                ===========   ===========

                                   (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            June 30,       December 31,
                                                                              2004            2003
                                                                          ------------    -------------
                                                                           (Unaudited)
Current liabilities:
  Bank overdraft                                                                          $  2,497,766
  Accounts payable                                                        $    565,156         651,106
  Accrued expenses and other liabilities, including related
    party accruals of $669,279 (2004) and $1,293,360 (2003)                  2,285,109       2,722,986
  Accrued liabilities on casino contracts                                      528,636         587,099
  Current portion of long-term debt                                          1,139,900         201,727
  Notes and loans payable, including related party notes of
    $14,344 (2004) and $155,421 (2003)                                      10,417,021      11,432,598
  Due to credit card holders                                                   237,364         275,499
  Liabilities of discontinued operations                                       589,876         621,768
                                                                          ------------    ------------
   Total current liabilities                                                15,763,062      18,990,549
                                                                          ------------    ------------
  Long-term debt, net of current portion                                     3,544,602          37,243
                                                                          ------------    ------------
   Total liabilities                                                        19,307,664      19,027,792
                                                                          ------------    ------------
Minority interest                                                              253,343             -
                                                                          ------------    ------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock; 2,000,000 shares authorized:
    Series D, 6%; stated value $1,000 per share; 408 shares issued
     and outstanding; liquidation preference of $602,000                       408,000         408,000
    Series G, 6%; stated value $1,000 per share; 370 shares
     issued and outstanding; liquidation preference of $590,000                370,000         370,000
    Series I, 6%; stated value $1,000 per share; 1,600 shares issued
     and outstanding; liquidation preference of $2,406,000                   1,600,000       1,600,000
  Common stock, $0.02 par value; 50,000,000 shares authorized;
     35,061,646 (2004) and 34,530,040 (2003) shares issued;
     34,125,578 (2004) and 33,167,972 (2003) shares outstanding                701,233         690,601
  Stock subscription receivable                                               (350,000)       (800,000)
  Additional paid-in capital                                                18,525,399      17,115,338
  Accumulated deficit                                                      (15,538,715)    (11,428,264)
  Less treasury stock at cost; 937,068 shares (2004) and
   1,362,068 shares (2003)                                                    (593,905)       (725,717)
                                                                          ------------    ------------
    Total stockholders' equity                                               5,122,012       7,229,958
                                                                          ------------    ------------
                                                                          $ 24,683,019    $ 26,257,750
                                                                          ============    ============

            See notes to condensed consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                   (UNAUDITED)

                                                              Three months ended June 30,     Six months ended June 30,
                                                                 2004            2003            2004            2003
                                                             ------------    ------------    ------------    ------------
Fee revenue                                                  $  3,458,260    $  4,545,486    $  6,921,363   $   9,119,437
Credit card income, net of provision for losses                    66,467         116,741         145,178         245,790
                                                             ------------    ------------    ------------    ------------
       Total revenues                                           3,524,727       4,662,227       7,066,541       9,365,227
                                                             ------------    ------------    ------------    ------------

Fees paid to casinos                                            1,209,052       1,539,844       2,375,200       3,048,086
Salaries, wages and employee benefits                           1,302,041       1,691,958       2,697,331       3,317,571
Third party servicing fees                                         39,498          64,655          82,109         139,404
Other operating and corporate expenses                          2,727,023       1,478,529       4,035,894       2,895,828
                                                             ------------    ------------    ------------    ------------
                                                                5,277,614       4,774,986       9,190,534       9,400,889
                                                             ------------    ------------    ------------    ------------
Loss from operations                                           (1,752,887)       (112,759)     (2,123,993)        (35,662)
                                                             ------------    ------------    ------------    ------------
Other income (expense):
Interest income, including related party interest for the
  three months of $38,617 (2004) and $12,893 (2003) and
  $65,073 (2004) and $23,949 (2003) for the six months             88,614          17,900         173,544          32,342
Interest expense, including related party interest for the
 three months of $5,679 (2004) and $3,630 (2003) and
  $1,926 (2004) and $7,212 (2003) for the six months             (486,481)       (338,836)       (822,013)       (695,552)
                                                             ------------    ------------    ------------    ------------
                                                                 (397,867)       (320,936)       (648,469)       (663,210)
                                                             ------------    ------------    ------------    ------------
Loss from continuing operations before income taxes
  and minority interest                                        (2,150,754)       (433,695)     (2,772,462)       (698,872)
Deferred income tax expense                                    (1,380,000)                     (1,380,000)
Current income tax expense                                                        (12,000)         (6,000)        (24,000)
                                                             ------------    ------------    ------------    ------------
Loss before minority interest                                  (3,530,754)       (445,695)     (4,158,462)       (722,872)
Minority interest                                                  53,740                          53,740
                                                             ------------    ------------    ------------    ------------
Loss from continuing operations                                (3,477,014)       (445,695)     (4,104,722)       (722,872)
Loss from discontinued operations                                  (2,425)         (7,455)         (5,729)        (36,968)
                                                             ------------    ------------    ------------    ------------
Net loss                                                       (3,479,439)       (453,150)     (4,110,451)       (759,835)
Warrant accretion                                                  (1,350)         (3,330)         (4,640)         (6,620)
Redemption of convertible preferred stock in excess
  of beneficial conversion features                                                                                38,430
Deemed preferred stock dividends                                  (57,000)        (57,000)       (111,800)       (119,500)
                                                             ------------    ------------    ------------    ------------
Net loss applicable to common stockholders                   $ (3,537,789)   $   (513,480)   $ (4,226,891)   $   (847,525)
                                                             ============    ============    ============    ============
Basic and diluted net loss per common share:
  Loss from continuing operations                            $      (0.10)   $      (0.02)   $      (0.13)   $      (0.03)
  Loss from discontinued operations                                     *               *               *               *
                                                             ------------    ------------    ------------    ------------
Basic and diluted loss per share                             $      (0.10)   $      (0.02)   $      (0.13)   $      (0.03)
                                                             ============    ============    ============    ============

Weighted average number of common shares outstanding,
  basic and diluted                                            33,992,017      29,146,557      33,797,693      28,577,480
                                                             ============    ============    ============    ============

* Amount is less than $(0.01) per share

            See notes to condensed consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 2004

                                   (UNAUDITED)

                                                   Convertible preferred stock      Stock            Common stock
                                                    --------------------------   subscription   -------------------------
                                                      Shares          Amount      receivable       Shares        Amount
                                                    -----------    -----------    -----------   -----------   -----------
Balances, January 1, 2004                                 2,378    $ 2,378,000    $ (800,000)    34,530,040   $   690,601

Exercises of options and warrants for common
  stock                                                                                             531,606        10,632

Warrants issued for services preformed in connection with convertible promissory notes

Warrants attached to convertible promissory notes

Purchase by subsidiary of 103,500 shares of common stock

Conversion of accounts payable for common stock previously issued as contingent consideration

Proceeds received on stock subscription receivable                                   200,000

Sale of 483,500 shares of treasury stock for cash

Distribution of 45,000 shares of treasury stock for services

Conversion of note payable for subsidiary common stock

Beneficial conversion feature on convertible promissory note

Cancellation of portion of stock subscription
  receivable                                                                         250,000

Issuance of subsidiary warrants for services

Acquisition of SVI in exchange for subsidiary common stock

Net loss
                                                    -----------    -----------    -----------   -----------   -----------
Balances, June 30, 2004                                   2,378    $ 2,378,000    $ (350,000)    35,061,646   $   701,233
                                                    ===========    ===========    ===========   ===========   ===========

                                   (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                         SIX MONTHS ENDED JUNE 30, 2004

                                   (UNAUDITED)

                                                                   Additional                     Total
                                                     Treasury       paid-in       Accumulated   stockholders'
                                                      stock         capital         deficit       equity
                                                    -----------    -----------   ------------   -----------
Balances, January 1, 2004                           $ (725,717)    $17,115,338   $(11,428,264)  $ 7,229,958

Exercises of options and warrants for common
  stock                                                                311,052                      321,684

Warrants issued for services performed in
  connection with convertible promissory notes                         164,700                      164,700

Warrants attached to convertible promissory notes                      392,400                      392,400

Purchase by subsidiary of 103,500 shares of
  common stock                                        (113,625)                                    (113,625)

Conversion of accounts payable for common stock
  previously issued as contingent consideration                         25,647                       25,647

Proceeds received on stock subscription receivable                                                 200,000

Sale of 483,500 shares of treasury stock for cash      223,867         268,165                      492,032

Distribution of 45,000 shares of treasury stock
  for services                                          21,570          29,180                       50,750

Conversion of note payable for subsidiary
  common stock                                                         100,000                      100,000

Beneficial conversion feature on convertible
  promissory note                                                      100,000                      100,000

Cancellation of portion of stock subscription
  receivable                                                          (250,000)

Issuance of subsidiary warrants for services                           576,000                      576,000

Acquisition of SVI in exchange for subsidiary
  common stock                                                        (307,083)                    (307,083)

Net loss                                                                           (4,110,451)   (4,110,451)
                                                    -----------    -----------   -------------   ----------
Balances, June 30, 2004                             $ (593,905)    $18,525,399   $(15,538,715)  $ 5,122,012
                                                    ===========    ===========   =============   ==========

            See notes to condensed consolidated financial statements.

                                 EQUITEX, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                          (UNAUDITED)

                                                                             2004            2003
                                                                          -----------    -----------
Cash flows used in operating activities from continuing operations:
    Net loss                                                              $(4,110,451)   $  (759,835)
                                                                          -----------    -----------
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
    Deferred income taxes                                                   1,380,000
    Loss from discontinued operations                                           5,729         36,968
    Provision for (recovery of) losses                                        145,650       (174,222)
    Depreciation and amortization                                             577,874        539,567
    Amortization of discount on convertible promissory notes                   31,856
    Stock-based compensation expense                                          626,750        277,000
    Beneficial conversion feature on convertible promissory note              100,000
    Minority interest                                                         (53,740)
Changes in assets and liabilities:
  Decrease (increase) in accounts receivable                                1,272,031     (1,043,540)
  Decrease (increase) in other receivables                                     36,686       (517,362)
  Increase in interest receivable and other assets                           (311,292)      (192,064)
  Decrease in due to credit card holders                                      (38,135)       (37,241)
  (Decrease) increase in accounts payable and accrued liabilities            (543,337)       809,155
                                                                          -----------    -----------
Total adjustments                                                           3,230,072       (301,739)
                                                                          -----------    -----------
Net cash used in operating activities from continuing
  operations                                                                 (880,379)    (1,061,574)
                                                                          -----------    -----------
Cash flows from investing activities:
  Net decrease (increase) in credit card receivables                           16,671
(10,719)
  Purchases of furniture, fixtures and equipment                             (196,317)
(188,280)
  Issuance of notes receivable, related parties and other                  (2,041,773)      (323,300)
  Repayment of notes receivable, related parties and other                      6,544         72,823
                                                                          -----------    -----------
Net cash used in investing activities from continuing
  operations                                                               (2,214,875)      (449,476)
                                                                          -----------    -----------
Cash flows from financing activities:
  Decrease in bank overdraft                                               (2,497,766)
  Redemption of preferred stock for cash                                                    (100,000)
  Proceeds from the exercise of options and warrants                          172,722        215,416
  Purchase of Equitex shares for treasury by subsidiary                      (113,625)      (207,000)
  Increase in deferred loan costs                                            (335,000)
  Issuance of notes payable, related parties and other                      6,612,000        770,000
  Repayment of notes payable, related parties and other                    (2,585,845)    (1,495,062)
  Repayment of stock subscription receivable
200,000
  Sale of treasury stock for cash                                             492,032        147,794
                                                                          -----------    -----------
Net cash provided by (used in) financing activities from continuing
  operations                                                                1,944,518       (668,852)
                                                                          -----------    -----------
Net cash used in discontinued operations                                      (36,799)      (144,858)
                                                                          -----------    -----------

                                   (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                   (UNAUDITED)

                                                                              2004            2003
                                                                           -----------    -----------
Decrease in cash and cash equivalents                                       (1,187,535)    (2,324,760)
Cash and cash equivalents, beginning                                         8,059,780      8,926,124
                                                                           -----------    -----------
Cash and cash equivalents, ending                                          $ 6,872,245    $ 6,601,364
                                                                           ===========    ===========

Supplemental disclosure of cash flow information:

 Cash paid for interest                                                    $   723,003    $   714,294
                                                                           ===========    ===========

 Cash paid for income taxes                                                $    26,989
                                                                           ===========

Supplemental disclosure of non-cash investing and financing activities:

  Warrants issued in connection with convertible promissory
   notes                                                                   $   557,100
                                                                           ===========
  Conversion of accounts payable for common stock previously
   issued as contingent consideration                                      $    25,647
                                                                           ===========
  Conversion of note payable and accrued interest in exchange for
   exercise of warrants                                                    $   148,962
                                                                           ===========
  Cancellation of portion of stock subscription receivable                 $   250,000
                                                                           ===========
  Conversion of note payable in exchange for issuance of subsidiary
   common stock                                                            $   100,000
                                                                           ===========

  Conversion of preferred stock to common stock                                           $ 1,485,000
                                                                                          ===========
  Conversion of accounts payable to common stock                                          $   180,954
                                                                                          ===========
  Equipment exchanged for a reduction in a note payable included
   in discontinued operations                                                             $    12,640
                                                                                          ===========

            See notes to condensed consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, ORGANIZATION AND BASIS OF PRESENTATION AND RECENT EVENTS:

     INTERIM FINANCIAL STATEMENTS:

     The condensed consolidated interim financial statements of Equitex, Inc.
       and subsidiaries (the "Company") for the three and six month periods ended June 30, 2004 and 2003, have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of June 30, 2004, and for the periods ended June 30, 2004 and 2003, have been made. Except as described below, those adjustments consist only of normal and recurring adjustments.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report filed with the Securities and Exchange Commission ("SEC") on April 14, 2004. The results of operations for the six months ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year.

     ORGANIZATION:

     ACQUISITION OF CHEX BY SVI AND BASIS OF PRESENTATION:

     Effective June 7, 2004, the Company executed an Agreement and Plan of
       Merger (the "Merger Agreement") with Seven Ventures, Inc. ("SVI") to merge its wholly-owned subsidiary Chex Services, Inc. ("Chex") into a wholly-owned subsidiary of SVI (the "Merger Subsidiary"), where upon the separate corporate existence of the Merger Subsidiary ceased. Under the terms of the Merger Agreement, Equitex exchanged 100% of its equity ownership in Chex for 7,700,000 shares of SVI, representing 93% of SVI's outstanding common stock following the transaction (subsequently reduced to 82.9% through subsidiary conversion of debt to equity). In addition, Equitex received warrants to purchase 800,000 shares of SVI common stock at an exercise price of $0.10 per share, expiring five years from the date of closing. As a result, Chex became a wholly-owned subsidiary of SVI, a publicly-traded shell company. On June 29, 2004, SVI changed its name to FastFunds Financial Corporation ("FFFC"). In addition, under the terms of the Merger Agreement, a bridge loan was consummated with an international merchant bank, whereby SVI received $400,000 through the issuance of a convertible promissory note. The promissory note is convertible into 4,000,000 shares of SVI common stock upon the occurrence of certain future events (Note 6).

     Of the warrants received by Equitex, 640,000 were subsequently transferred to officers, directors and a consultant of Equitex and Chex. The warrants were determined to have a fair value of $1.00 at the date of the grant, resulting in $576,000 of compensation expense during the three months ended June 30, 2004.

                         EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, ORGANIZATION AND BASIS OF PRESENTATION AND RECENT EVENTS (CONTINUED):

     ORGANIZATION (CONTINUED):

     The accompanying financial statements present the consolidated financial position of Equitex and its subsidiaries, FFFC, Chex, and its wholly-owned subsidiary Collection Solutions, Inc. ("Collection"), Key Financial Systems, Inc. ("Key"), Nova Financial Systems, Inc. ("Nova"), and Denaris Corporation ("Denaris"). Minority interest at June 30, 2004 represents the 17.1% minority ownership of FFFC. Minority interest reflected in the Company's statement of operations for the three and six months ended June 30, 2004 represents net losses of FFFC allocated to the minority common stockholders for the period from June 7, 2004 through June 30, 2004. The excess of the losses for the three and six months ended June 30, 2004 and 2003 applicable to the minority interest of Denaris have been charged to the Company, and no minority interest is reflected in the Company's June 30, 2004 or December 31, 2003, consolidated financial statements for Denaris. All significant intercompany accounts and transactions have been eliminated in consolidation.

     RECENT EVENTS:

     CHEX RECENT EVENTS:

     In November 2003, the Company executed a Stock Purchase Agreement (the
       "SPA") with iGames Entertainment, Inc. ("iGames"), a publicly-traded Nevada Corporation. Pursuant to the SPA, Chex was to have been sold to iGames by Equitex in exchange for 62.5% of iGames' common stock and other consideration. In March 2004, the Company notified iGames that it was terminating the SPA due to various material unrelated adverse events that have impacted the business of iGames. The Company and iGames have each filed legal actions against each other, whereby each is seeking the $1,000,000 termination fee, as defined in the SPA, plus damages, pursuant to the SPA. In addition, the Company declared a default under a $2,000,000 term loan made by Chex to iGames in January 2004 (Note 7).

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

     DENARIS RECENT EVENTS:

     In August 2004, the Company along with its majority owned subsidiary, Denaris, executed a non-binding letter of intent to acquire Digitel Network Corporation, Platinum Benefit Group, Inc., National Business Communications, Inc., Personal Voice, Inc. and Private Voice, Inc. (collectively the "Companies") all based in Clearwater, Florida. The Companies design, develop and market stored value card programs as well as personal voice mail products through their call center operations. In conjunction with their stored value card products, the Companies offer the Platinum Benefit Group premium service that includes vehicle roadside assistance, a prescription discount program, a dental care discount program, a registered nurse hotline and a family legal plan. The Companies also offer personal voice mail services through Personal Voice, Inc. and Private Voice, Inc. Completion of this transaction is subject to further due diligence by both parties, negotiation and execution of a definitive agreement, necessary state or federal regulatory approvals, board of director approval and any necessary stockholder approvals.

                         EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, ORGANIZATION AND BASIS OF PRESENTATION AND RECENT EVENTS (CONTINUED):

     RECENT EVENTS (CONTINUED):

     DENARIS RECENT EVENTS (CONTINUED):

     In addition, in August 2004 the Company along with its majority owned subsidiary, Denaris, executed a non-binding letter of intent to enter into a joint venture agreement with Financial Freedom International ("FFI") of Orem, Utah to distribute Denaris' stored value card and payroll card products to its customers. FFI is a provider of educational materials, software and services to consumers with troubled debt. Their products and services help people in financial crisis avoid bankruptcy, improve credit rating and reduce their debt to manageable levels. Completion of this transaction is subject to further due diligence by each party, negotiation and execution of a definitive agreement, and other customary pre-closing conditions.

     AGREEMENT WITH PAYMASTER JAMAICA:

     In August 2002, the Company entered into a binding agreement with Paymaster
       (Jamaica) Limited ("Paymaster Jamaica") to form a jointly-owned and operated company to replicate Paymaster Jamaica's financial services business model throughout the Caribbean, North America and ultimately, worldwide. This newly-formed company was to be named Paymaster Worldwide, Inc. ("PWI"). Under the terms of the agreement, the Company advanced $500,000 to Paymaster Jamaica that could be converted into stock of PWI if the Company was formed by August 15, 2003. Because the Company was not formed by this date, the $500,000 advance became a promissory note under the terms of the agreement. The note is due in full on August 15, 2008. The note bears interest at 6%, is due in bi-annual payments of interest only, and is collateralized by shares of Paymaster Jamaica stock sufficient to represent on a fully diluted basis, a 20% ownership interest in Paymaster Jamaica. The shares have been pledged by the President of Paymaster Jamaica. As of June 30, 2004, PWI had not yet been formed. The Company has recorded a valuation allowance of $250,000 against this receivable at June 30, 2004 and December 31, 2003, due to uncertainty as to ultimate collectability.

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

     NASDAQ COMPLIANCE:

     In July 2004, the Company received a notice from the NASDAQ Stock Market
       ("NASDAQ") notifying the Company that for the last 30 consecutive trading days the price of the Company's common stock closed below $1.00, the minimum per share requirement for continued inclusion under a Marketplace Rule (the "Rule"). Under the Rule, the Company is provided 180 calendar days, or until January 24, 2005, to regain compliance. If at anytime before January 24, 2005, the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, the Company is to receive written notification that the Company is compliant.

                      EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, ORGANIZATION AND BASIS OF PRESENTATION AND RECENT EVENTS (CONTINUED):

     RECENT EVENTS (CONTINUED):

     NASDAQ COMPLIANCE (CONTINUED):

     If the Company does not meet the required criteria by January 24, 2005, a determination is to be made whether the Company meets initial listing criteria. If the Company does, it will be granted an additional 180 calendar days to demonstrate compliance of the $1.00 minimum closing bid price for 10 consecutive trading days. Thereafter, if the Company has not regained compliance with the second 180 day period, but satisfies the initial inclusion criteria, it may be afforded an additional compliance period, up to its next shareholder meeting, provided the Company commits to (1) seek shareholder approval for a reverse stock split at or before its next shareholder meeting and (2) to promptly thereafter effect the reverse stock split. The shareholder meeting to seek such approval must occur no later than two years from July 28, 2004. If the Company does not regain compliance with the Rule and is not eligible for an additional compliance period, NASDAQ will provide written notification that the Company's securities will be delisted. At that time, the Company may appeal Staff's determination to delist its securities to a Listing Qualification Panel.

     STOCK OPTIONS:

     The Company applies Accounting Principles Board Opinion No. 25 (APB 25)
       "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans.

     Had compensation cost for stock-based awards issued to employees been determined based on the fair values at the grant dates for awards under the plans consistent with the fair-value based method of accounting prescribed by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's results would have been changed to the pro forma amounts indicated below:

                                                         Three Months Ended               Six Months Ended
                                                    June 30, 2004   June 30, 2003   June 30, 2004   June 30, 2003
                                                    -------------   -------------   -------------   -------------
       Net loss                                     $  (3,479,439)  $    (453,150)  $  (4,110,451)   $   (759,835)

       ADD: Stock-based employee compensation
       expense included in reported net income,
       net of related tax effects                         553,000            --           553,000             --

       DEDUCT: Total stock-based employee
       compensation  expense determined under fair
       value based  method for all awards,  net of
       related tax effects                               (560,000)       (484,000)       (560,000)       (484,000)
                                                    -------------   -------------   -------------   -------------
       Pro forma net loss                           $  (3,486,439)  $    (937,150)  $  (4,117,451)  $  (1,243,835)
                                                    =============   =============   =============   =============

       Net loss per share:

       Basic and diluted - as reported              $       (0.10)  $       (0.02)  $       (0.13)  $       (0.03)
                                                    =============   =============   =============   =============
       Basic and diluted -  proforma                $       (0.10)  $       (0.03)  $       (0.13)  $       (0.05)
                                                    =============   =============   =============   =============

                       EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, ORGANIZATION AND BASIS OF PRESENTATION AND RECENT EVENTS (CONTINUED):

     STOCK OPTIONS (CONTINUED):

     In July 2004, the Company granted 1,590,000 options to various employees for services. The options were granted with exercise prices equal to the quoted market price at the date of the grant and expire in July 2009. In addition, in July 2004 the Company granted 410,000 options for legal and consulting services provided to the Company. The options were granted with exercise prices equal to the quoted market price at the date of the grant and expire in July 2009.

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

     The carrying amounts of assets and liabilities of Key at June 30, 2004 and December 31, 2003 are as follows:

                                                 June 30,    December 31,
                                                   2004          2003
                                               -----------    ----------

       Cash                                    $       233    $    1,055
                                               -----------    ----------
         Total assets                          $       233    $    1,055
                                               ===========    ==========

       Accounts payable                        $   490,392    $  524,829
       Accrued expenses                             25,000        25,000
       Notes payable, related party                 74,484        71,939
                                               -----------    ----------
         Total liabilities (all current)       $   589,876    $  621,768
                                               ===========    ==========

                       EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

2.   DISCONTINUED OPERATIONS (CONTINUED):

     Key had no revenues for the six months ended June 30, 2004 and $19,502 of revenues for the six months ended June 30, 2003, which are included in discontinued operations. Losses incurred by Key for the six months ended June 30, 2004 and 2003 were $5,729 and $36,968, respectively.

3.   RECEIVABLES:

     Receivables at June 30, 2004 and December 31, 2003 consist of the following:

                                                         June 30,   December 31,
                                                           2004         2003
                                                       -----------  -----------
     Credit card and ATM processors, net of allowance
       of $65,000 (2004) and $0 (2003)                 $ 1,022,013  $ 2,278,232
     Due from Paymaster Jamaica                            608,000      608,000
     Amount held in trust                                  221,956      258,642
     Credit card receivables, net of allowance for
       losses of $1,020 (2004) and $1,545 (2003)           135,226      153,547
     Other receivables                                     194,887      210,699
                                                       -----------  -----------
                                                       $ 2,182,082  $ 3,509,120
                                                       ===========  ===========

     Amounts due from credit card and ATM processors arise primarily from credit card and ATM advances by Chex to casino patrons. Amounts due from Paymaster Jamaica are due for services performed by Denaris, which have been recorded as deferred revenue at June 30, 2004 and December 31, 2003 (presented in accrued expenses and other liabilities). The amount held in a trust under an agreement is to secure payment of reservation fees due to customers. The amount is held by a third party financial institution. Credit card receivables include refundable and earned fees, which represent the balance reported to customers. Credit card receivables are reduced by allowances for refundable fees and losses.


4.   NOTES AND INTEREST RECEIVABLE:

     Notes and interest receivable as of June 30, 2004 and December 31, 2003 consist of the following:

                                                         June 30,   December 31,
                                                          2004         2003
                                                       -----------  -----------
     Note receivable, iGames                           $ 2,000,000
     Notes receivable from the estate of a
       deceased Chex officer                             1,484,691  $ 1,484,691
     Note receivable, customer                             345,500      350,000
     Note receivable, officer of Chex                      485,936      485,936
     Note receivable, Paymaster Jamaica                    500,000      500,000
     Notes receivable, Equitex 2000                      1,302,012    1,266,556
     Notes receivable from various Chex employees           57,973       53,700
                                                       -----------  -----------
                                                         6,176,112    4,140,883

     Interest receivable                                   257,162      136,633
     Less current maturities                               (66,973)    (707,155)
                                                       -----------  -----------
     Notes receivable, net of current portion            6,366,301    3,570,361

     Less allowance for uncollectible notes receivable  (1,607,299)  (1,463,299)
                                                       -----------  -----------
                                                       $ 4,759,002  $ 2,107,062
                                                       ===========  ===========

                        EQUITEX, INC. AND SUBSIDIARIES

                        SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

4.   NOTES AND INTEREST RECEIVABLE (CONTINUED):

     As of June 30, 2004 and December 31, 2003, the allowance for uncollectible notes receivable is comprised of an allowance of $1,197,299 as of June 30, 2004 and $1,053,299 as of December 31, 2003 on the receivable from a the estate of a deceased Chex officer, a $250,000 allowance on the Paymaster Jamaica note as of June 30, 2004 and December 31, 2003 and a $160,000 allowance on the notes receivable from Equitex 2000 as of June 30, 2004 and December 31, 2003.

     In January 2004, Chex advanced iGames $2,000,000 under a Term Loan Note
       (the "Note"). Interest accrues at 10% per annum, and the maturity date was scheduled to occur in January 2005, as defined in the Note. The Note was to be secured by a pledge of capital stock of the borrower pursuant to a stock pledge agreement. The stock pledge agreement was not executed which resulted in an event of default under the terms of the Note. Therefore, Chex has demanded the entire unpaid principal and accrued interest due in full. Chex has commenced litigation relating to the collection of the Note (Note 7). The Company has presented the note as a long-term asset at June 30, 2004 due to uncertainty as to the anticipated litigation settlement date.

5.   GOODWILL, INTANGIBLE AND OTHER ASSETS:

     SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, prescribes a two-phase process for impairment testing of goodwill, which is performed once annually, absent indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. The Company has elected to perform its annual analysis during the fourth calendar quarter of each year. No indicators of impairment were identified during the six months ended June 30, 2004.


     Intangible and other assets consist of the following at June 30, 2004 and
     December 31, 2003:
                                         June 30, 2004                              December 31, 2003
                         --------------------------------------------  ----------------------------------------
                             Gross                           Net           Gross                         Net
                            carrying     Accumulated       carrying       carrying     Accumulated    carrying
                             amount     amortization        amount         amount     amortization     amount
                         -------------  -------------  --------------  -------------  -------------  ----------
Casino contracts         $   4,300,000  $   1,649,440  $    2,650,560 $    4,300,000  $   1,349,440  $2,950,560
Non-compete agreements         350,000        195,300         154,700        350,000        163,300     186,700
Customer lists                 250,000        216,600          33,400        250,000        178,600      71,400
Trade names                    100,000                        100,000        100,000                    100,000
                         -------------  -------------  --------------  -------------  -------------  ----------
Total intangible assets      5,000,000      2,061,340       2,938,660      5,000,000      1,691,340   3,308,660
Deferred loan costs            499,700         44,126         455,574
Other assets                    49,733                         49,733         49,733                     49,733
                         -------------  -------------  --------------  -------------  -------------  ----------
                         $   5,549,433  $   2,105,466  $    3,443,967  $   5,049,733  $   1,691,340  $3,358,393
                         =============  =============  ==============  =============  ============   ==========

                      EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

6.   NOTES AND LOANS PAYABLE, AND LONG-TERM DEBT:

     NOTES AND LOANS PAYABLE:

     Notes and loans payable at June 30, 2004 and December 31, 2003, consist of the following:

                                                        June 30,   December 31,
                                                         2004         2003
                                                      -----------  -----------
     Notes payable to individual investors            $10,217,677  $10,692,177
     Note payable to officer of Chex                       14,344      150,000
     Note payable to affiliate through
      common ownership                                                   5,421
     Convertible promissory notes                         185,000      185,000
     Note payable under litigation settlement                          400,000
                                                      -----------  -----------
                                                      $10,417,021  $11,432,598
                                                      ===========  ===========

     LONG-TERM DEBT:
                                                        June 30,   December 31,
                                                         2004         2003
                                                      -----------  ------------
     Convertible promissory notes due to financial
      institutions, net of discount [A]               $ 4,321,395
     Convertible promissory note, due to advisory
      firm [B]                                            300,000
     Note payable to a bank, repaid in March 2004                  $    150,000
     Obligations under capital leases                      63,107        88,970
                                                      -----------   -----------
                                                        4,684,502       238,970
     Less current maturities                           (1,139,900)     (201,727)
                                                      -----------   -----------
                                                      $ 3,544,602   $    37,243
                                                      ===========   ===========

     [A] In March 2004, the Company closed on $5,000,000 of convertible promissory notes (the "Notes") with two financial institutions (the "Lenders"). The Notes carry a stated interest rate of 7% per annum and have a 45-month term. Interest only payments are due April 2004 through June 2004. Beginning in July 2004, principal and interest payments will amortize over the remaining 42-month period. The Notes are senior to all other debt of the Company and are collateralized by all assets of Chex as defined in the security agreement.

         The Notes are convertible into common stock at $1.35 per share up to an amount equal to 4.99% of the Company's outstanding common stock. In June 2004, the Company reduced this conversion price to $1.1475 per share. The Company has the right to make any monthly payment of principal and interest in shares of its common stock. The common stock is to be issued based on 85% of the average bid price for 20 trading days prior to the payment due date. The maximum number of shares that can be delivered as payment is to be equal to 10% of the average monthly trading volume for the month prior to the payment due date. The Company may also issue common shares each month in an amount not to exceed 10% of the prior month's total share volume as payment, to be applied to the outstanding principal balance up to a value of $100,000. Any beneficial conversion features will be recorded in earnings at the time of conversion, as the number of shares the holder will receive is not known until the triggering event occurs.

                       EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

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

         The Lenders also received warrants to acquire up to 800,000 shares of the Company's common stock at an exercise price of $1.50. The warrants are exercisable for a period of five years, and include a cashless exercise provision. These warrants were valued at $358,400 based upon the Black-Scholes option-pricing model, and therefore $358,400 of the total costs were allocatd to the warrants, resulting in an imputed interest rate of 7.5%. In June 2004, the Company reduced the exercise price of these warrants to $1.275 per share. As a result of the reduction in exercise price, the Company allocated an additional $34,000 to these warrants. The Company reduced the carrying value of the Notes by this amount and is amortizing the discount to interest expense over the 45-month term of the Note. Accordingly, $31,856 has been recorded as interest expense for the six months ended June 30, 2004. In addition, warrants to acquire up to 300,000 shares of Equitex common stock exercisable at $1.00 per share for a period of two years were issued to an advisory firm in connection with the transaction. These warrants were valued at $164,700 based upon the Black-Scholes option-pricing model. The Company also paid cash of $320,000 for legal services and finders' fees in connection with the transaction. The Company recorded the value of these warrants and the cash paid as deferred loan costs and is amortizing these costs over the 45-month term of the Notes. Accordingly, $43,084 is included in general and administrative expenses for the six months ended June 30, 2004.

         The Company was required to file with the Securities and Exchange
            Commission a regitration statement registering common shares underlying conversion of the Notes, warrants and shares used to make monthly payments. The registration statement was declared effective July 13, 2004.

     [B] In connection with the June 7, 2004 Merger Agreement, the Company received $400,000 in exchange for a convertible promissory note. The note is convertible into 4,000,000 shares ($0.10 per share) of FFFC common stock upon the occurrence of certain future events, and bears interest at 5% per annum. Unless converted, any outstanding balance of principal and interest is due on April 14, 2007. On June 29, 2004, an advisory agreement between Chex and the lender was executed (Note 7), as a result, 25% ($100,000) of the note was converted into 1,000,000 shares of FFFC common stock. An additional 25% ($100,000) shall be converted upon an independent director being added to the FFFC Board and delivery to FFFC of a list of potential acquisition candidates. The remaining 50% ($200,000) shall convert to 2,000,000 shares of FFFC common stock upon FFFC's execution of a definitive merger acquisition or agreement of an entity having not less than $10,000,000 in revenue. The conversion of the note is deemed to be beneficial as the note converts to common stock of FFFC at $0.10 per share(the fair value of FFFC's stock was determined to be $1.00 per share on the date of closing). The intrinsic value of the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible note; therefore the value of the convertible feature was determined to be $400,000. In connection with conversion of the 25% portion of the note to common stock on June 29, 2004, the Company recorded an additional $100,000 of interest expense related to the beneficial conversion feature. As the remaining 75% of the conversion feature is contingent upon the occurrence of future events, it will be recorded in earnings when converted.

                      EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

7.   COMMITMENTS AND CONTINGENCIES:

     LITIGATION:

     In March 2004, Chex commenced a lawsuit in Hennepin County, Minnesota demanding repayment of $2,000,000, plus a $1,000,000 termination fee, accrued interest and other fees, due from iGames under a term note made in January 2004. In addition, in March 2004, the Company commenced a lawsuit in Delaware state court (New Castle county) relative to the termination of the SPA. In March 2004, iGames commenced a lawsuit in United States District Court for the District of Delaware relative to both the termination of the SPA and iGames' obligations under the term note, which is the subject of Chex's lawsuit in Hennepin County, Minnesota. The Company is confident that its claims in litigation will be upheld and management believes that the claims made by iGames lack merit. The Company intends to vigorously prosecute its claims and defend against iGames' claims. dismissed without prejudice.

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

     The Company is currently in settlement negotiations as part of mediation with the FDIC regarding this lawsuit.

     In August 2000, William G. Hays, Jr., liquidating agent for RDM Sports
       Group, Inc. and related debtors, filed an adversary proceeding against Equitex, Smith Gambrell and Russell, LLP, David J. Harris, P.C. and David
       J. Harris. The liquidating agent alleged that the Company breached its October 29, 1987, consulting agreement with RDM, breached fiduciary duties allegedly owed to RDM, and that Equitex is liable for civil conspiracy and acting in concert with directors of RDM. In November 2003, Equitex reached a settlement agreement with the liquidating agent in exchange for the dismissal of the adversary proceeding and the execution of a mutual release of claims by both parties. On May 20, 2004 Equitex paid the $400,000 in cash to the liquidating agent. In connection with the Company's distribution of its assets and liabilities to Equitex 2000, Inc. ("Equitex 2000") on August 6, 2001, Equitex 2000 has agreed to indemnify the Company. As a result, the Company has recorded a receivable of $400,000 from Equitex 2000 as of June 30, 2004 and December 31,
       2003.

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows of the Company.

                        EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

7.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

     BONUS TO OFFICER:

     In June 2003, the Company's Board of Directors approved a bonus arrangement with the Company's president. The bonus arrangement, effective June 2, 2003, provides for an annual bonus to be calculated quarterly based on 5% of the increase in the market value of the Company's common stock, accrued quarterly, beginning with the closing price as reported by Nasdaq on December 31 of each year, and ending with the closing price on December 31 of the following year. Payments under the bonus arrangement are to be made at the discretion of the Company's management from time to time, as cash flow permits. Total compensation expense recorded under this arrangement for the year ended December 31, 2003 was approximately $1,490,000. Based on the bonus calculation, no expense was recorded for the six months ended June 30, 2004. The Company paid approximately $209,000 in 2003 and approximately $655,100 for the six months ended June 30, 2004. As of June 30, 2004, approximately $626,000 is included in accrued liabilities.

     CONSULTING AGREEMENT:

     In May 2004, Chex entered into a consulting agreement with an exclusive financial advisor to provide services relating to assistance provided in the placement of debt or equity financing with prospective investors and facilitating future merger, acquisition and strategic partnerships on behalf of the Company. The term of the agreement is two years and requires the Company to pay a total of $240,000 to the financial advisor in monthly installments of $10,000 each month.

8.   STOCKHOLDERS' EQUITY:

     AUTHORIZED CAPITAL:

     The Company's authorized capital consists of, among other classes of securities, 50,000,000 common shares. As of June 30, 2004, there are 35,061,646 common shares issued and 34,125,578 shares outstanding. In addition, the Company has warrants and options outstanding, a $5 million convertible promissory note outstanding, and certain classes of securities outstanding which are convertible into common shares outstanding, all of which would, if converted, cause the Company to exceed its authorized common shares. This is prohibited by the laws of the State of Delaware and therefore, until the Company is able to convene a Special Meeting of the Shareholders pursuant to the proxy solicitation requirements of Section 24 of the Securities Exchange Act of 1934, and the laws of the State of Delaware, it cannot permit all outstanding conversions, which means that Company is or will be in default of certain terms and conditions of such instruments. The securities affected consist of the following at June 30, 2004:

       (1) 408 shares of Series D preferred shares convertible into 697,436 common shares,
       (2) 370 shares of Series G preferred shares convertible into 632,479 common shares,
       (3) 1,600 shares of Series I preferred shares convertible into 2,735,043 common shares,
       (4)  $5,000,000 of convertible debt convertible into 3,703,704 shares,
       (5) Warrants convertible into 8,786,902 common shares of which 5,508,811 expire in 2004 and have an average exercise price of $4.68 per share, and (6) Options convertible into 1,786,700 common shares.

     SERIES D CONVERTIBLE PREFERRED STOCK:

     The Series D Preferred Stock is convertible, together with any cumulative unpaid dividends, at any time into shares of the Company's common stock at a conversion price equal to 65% of the average closing bid price of the Company's common stock as specified in the agreement.

                       EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

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

     In January 2004, the Company redeemed 93 shares of Series D Preferred Stock for $151,000, which included $25,450 of cumulative unpaid dividends. During the second quarter of 2004, the redemption of these shares was voided and the cash was returned to the Company.

     SERIES G CONVERTIBLE PREFERRED STOCK:

     The Series G Preferred Stock is convertible, together with any cumulative unpaid dividends, at any time into shares of the Company's common stock at a conversion price per share equal to the lesser of $6.50 or 65% of the average closing bid price of the Company's common stock as specified in the agreement.

     SERIES G CONVERTIBLE PREFERRED STOCK (CONTINUED):

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

     The holder of each share of Series I Preferred Stock is entitled to cumulative dividends at 6% per annum plus a 4% dividend default rate, payable quarterly. Dividends are payable in cash, or at the Company's option, in shares of the Company's common stock. The Series I Preferred Stock contains a liquidation preference equal to the sum of the stated value of each share plus an amount equal to 125% of the stated value plus the aggregate of all cumulative unpaid dividends on each share of Series I Preferred Stock until the most recent dividend payment date or date of liquidation, dissolution or winding up of the Company. All outstanding shares of the Series I Preferred Stock automatically convert into common stock on July 20, 2004. However, the Company has been negotiating with the holder to extend the terms, therefore the holder has not elected to convert the preferred shares to common stock. The Series I Preferred Stock is redeemable at the Company's option at any time prior to its conversion, at a redemption price equal to $1,250 per share plus any cumulative unpaid dividends.

                        EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

8.   STOCKHOLDERS' EQUITY (CONTINUED):

     STOCK SUBSCRIPTION RECEIVABLE:

     In December 2003, Chex sold 1,000,000 shares of Equitex common stock owned by Chex and which represent treasury stock of the Company, in exchange for $200,000 cash and an $800,000 promissory note. The note is presented as a reduction of stockholders' equity. The note has an interest rate of 7% per annum and is payable in three installments of principal and interest through June 30, 2004. The note currently is in default. The note is secured by a pledge agreement which grants Chex a security interest in 700,000 of the purchased shares. A payment of $200,000 was received during the three months ended June 30, 2004.

     The Company has been informed that it is the intent of the note holder to return 500,000 shares of Equitex common stock in full payment of the remaining $600,000 receivable. Since the current market price of 500,000 shares of common stock is approximately $350,000, the Company had reduced the receivable by $250,000 and charged equity (additional paid-in capital).

     ISSUANCES OF COMMON STOCK:

     During the six months ended June 30, 2004, the Company issued 412,200 shares of common stock upon the exercise of stock options for $131,334 cash and for retirement of interest and note payable of $148,962 at an average exercise price of $0.68 per share.

     During the six months ended June 30, 2004, the Company also issued 119,406 shares of common stock upon the conversion of warrants for $41,388, at an average conversion price of $0.35 per share.

     During the six months ended June 30 2004, the Company converted $25,647 of accounts payable for common stock previously issued as contingent consideration. The common stock was issued in December 2003 as contingent consideration for accounts payable. Under the agreement, as the shares of stock are sold by the holder, the accounts payable due to holder by the Company are reduced.

     TREASURY STOCK TRANSACTIONS:

     During the six months ended June 30, 2004, Chex sold 483,500 shares of Equitex common stock for approximately $492,032 or $1.02 per share (the market price of the common stock at the date of sale). The stock was acquired at an average cost of approximately $0.46 per share and the cost of the shares sold ($223,867) has been removed from treasury stock. The difference between the sales price and cost of the shares sold ($268,165) has been classified as additional paid in capital.

     During the six months ended June 30, 2004, Chex purchased 103,500 shares of Equitex common stock for $113,625 or $1.10 per share (the market price of the Company's common stock on the purchase date). The cost of the shares has been added to treasury stock.

     During the six months ended June 30, 2004, Chex distributed 45,000 shares of Equitex common stock to third parties for services rendered to Equitex. Accordingly, Equitex has recorded an expense of $50,750 or approximately $1.13 per share (the market price of the common stock on the distribution date).

                       EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

9.   INCOME TAXES:

     During the quarter ended June 30, 2004, management assessed the realization of its deferred tax assets. Based on this assessment, management concluded that it was more likely than not that existing deferred tax assets would not be realizable in the foreseeable future and determined that the valuation allowance should be increase to fully allow for its recorded deferred tax assets. Accordingly, the Company's valuation allowance was increased by $1,380,000, which resulted in an increase to the provision for income taxes of the same amount.

                                    ITEM TWO
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

THIS REPORT MAY CONTAIN CERTAIN "FORWARD-LOOKING" STATEMENTS AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 OR BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE COMPANY'S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE COMPANY'S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AMOUNTS RECEIVABLE FROM NET FIRST NATIONAL BANK, AND FUTURE OPERATIONAL PLANS, FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY", "WILL", "EXPECT", "BELIEVE", "ANTICIPATE", "INTENT", "COULD", "ESTIMATE", "MIGHT", OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE COMPANY'S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON THE VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO THE COMPANY'S OPERATIONS, MERGERS OR ACQUISITIONS, GOVERNMENTAL REGULATION, THE VALUE OF THE COMPANY'S ASSETS AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER COMPANY FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.
GENERAL

Effective June 7, 2004, the Company executed an Agreement and Plan of Merger (the "Merger Agreement") with Seven Ventures, Inc. ("SVI") to merge its wholly-owned subsidiary Chex Services, Inc. ("Chex") into a wholly-owned subsidiary of SVI (the "Merger Subsidiary"), where upon the separate corporate existence of the Merger Subsidiary ceased. Under the terms of the Merger Agreement, Equitex exchanged 100% of its equity ownership in Chex for 7,700,000 shares of SVI, representing 93% of SVI's outstanding common stock following the transaction. In addition, Equitex received warrants to purchase 800,000 shares of SVI common stock at an exercise price of $0.10 per share, expiring five years from the date of closing. As a result, Chex became a wholly-owned subsidiary of SVI, a publicly traded shell company. On June 29, 2004, SVI changed its name to FastFunds Financial Corporation ("FFFC"). In addition, under the terms of the Merger Agreement, a bridge loan was consummated with an international merchant bank, whereby SVI received $400,000 through the issuance of a convertible promissory note. The promissory note is convertible into 4,000,000 shares of SVI common stock upon the occurrence of certain future events.

In August 2004, the Company along with its majority owned subsidiary, Denaris, executed a non-binding letter of intent to acquire Digitel Network Corporation, Platinum Benefit Group, Inc., National Business Communications, Inc., Personal Voice, Inc. and Private Voice, Inc. (collectively the "Companies") all based in Clearwater, Florida. The Companies design, develop and market stored value card programs as well as personal voice mail products through their call center operations. In conjunction with their stored value card products, the Companies offer the Platinum Benefit Group premium service that includes vehicle roadside assistance, a prescription discount program, a dental care discount program, a registered nurse hotline and a family legal plan. The Companies also offer personal voice mail services through Personal Voice, Inc. and Private Voice, Inc. Completion of this transaction is subject to further due diligence by both parties, negotiation and execution of a definitive agreement, necessary state or federal regulatory approvals, board of director approval and any necessary stockholder approvals.

In addition, in August 2004 the Company along with its majority owned subsidiary, Denaris, executed a non-binding letter of intent to enter into a joint venture agreement with Financial Freedom International ("FFI") of Orem, Utah to distribute Denaris' stored value card and payroll card products to its customers. FFI is a provider of educational materials, software and services to consumers with troubled debt. Their products and services help people in financial crisis avoid bankruptcy, improve credit rating and reduce their debt to manageable levels. FFI offers financial fitness analysis, comprehensive training courses, a smart savings program, a personalized spending plan, customized debt elimination, coaching sessions and ongoing support. Course materials teach a variety of money management principles and offer sophisticated ways to budget and save money, including the use of stored value cards. Products are packaged in a variety of formats including print, videotape, CD-ROM and the Internet. Completion of this transaction is subject to further due diligence by each party, negotiation and execution of a definitive agreement, and other customary pre-closing conditions.

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated/combined financial statements and notes thereto for the years ended December 31, 2003, 2002 and 2001. The financial results presented for the six months ended June 30, 2004 and 2003 are those of Chex Services, Inc. ("Chex") through June 6, 2004, Key Financial Systems, Inc. ("Key"), Nova Financial Systems, Inc. ("Nova") and Denaris Corporation ("Denaris"), on a consolidated basis with those of Equitex, Inc. The financial results subsequent to June 6, 2004 include the results of SVI (which subsequently changed its name to FastFunds Financial Corporation) and its wholly-owned subsidiary Chex.

LIQUIDITY AND CAPITAL RESOURCES

For the year ending December 31, 2004, we presently anticipate our liquidity and capital resource needs will be satisfied from cash flows generated from our operating activities.

Our main operating subsidiary, FastFunds, anticipates positive cash flows in 2004. Additionally, Chex has begun to introduce new products during the year. These products are complementary to its existing products and services. Future products may include: cashless gaming smart cards, debit cards and customized funds transfer systems for multi-jurisdictional gaming operators.

Cash flow activity for the six months ended June 30, 2004 and 2003, includes The activity of Chex, Key and Nova, Equitex, and Denaris. For the six months ended June 30, 2004, net cash used in operating activities from continuing operations was $880,379 compared to $1,061,574 for the six months ended June 30, 2003. The most significant portion of this change was the increase in the loss in the six months ended June 30, 2004 compared to June 30, 2003. The increase loss was offset by changes in current assets and liabilities which provided cash and adjusted the net loss by $415,953 for the six months ended June 30, 2004 compared to the changes in the same assets and liabilities which used cash for the six months ended June 30, 2003 of $981,052. Additionally, non-cash adjustments to the current year's results were $2,867,859, including depreciation and amortization of $577,874 an increase in the deferred tax asset valuation of $1,380,000 and stock-based compensation of $626,750 compared to total non-cash adjustments of $679,313, mostly comprised of $539,567 and $277,000, respectively, for depreciation and amortization and stock-based compensation for the six months ended June 30, 2003. These items were partially offset by a reduction in the allowance of a note receivable of $174,222 in the three and six months ended June 30, 2003.

Cash used in investing activities from continuing activities for the six months ended June 30, 2004 was $2,214,875 compared to $449,476 for the six months ended June 30, 2003. Cash used in 2004 investing activities was primarily attributable to net advances of $2,041,773 on notes receivable, purchases of furniture, fixtures and equipment of $196,317. Cash used in 2003 investing activities was primarily due to net advances of $323,300 on notes receivable, and purchases of furniture, fixtures and equipment of $188,280.

Cash provided by financing activities from continuing activities for the six months ended June 30, 2004 was $1,944,518 compared to cash used in financing activities from continuing activities of $668,852 for the six months ended June 30, 2003. The significant activity for the six months ended June 30, 2004, included the Company receiving proceeds of $6,612,000 upon the issuance of notes payable, receiving $492,032 upon the sale of 483,500 shares of treasury stock by Chex and proceeds received of $172,722 upon the exercise of options and warrants. These proceeds were offset by the repayment of notes payable of $2,585,845, payment of fees of $335,000 related to the issuance of notes payable, purchase of Equitex shares for treasury by Chex for $113,625 and repayment of bank overdraft of $2,497,766.

The significant financing activity for the six months ended June 30, 2003, included the Company receiving $215,416 from the exercise of warrants and the sale of 226,000 shares of treasury stock by Chex for $147,794. The Company received proceeds of $770,000 upon the issuance of notes payable and repaid $1,495,062 of notes payable. During the six months ended June 30, 2003, the Company also redeemed 1,000 shares of its Series I Preferred Stock for $100,000 in cash.

Net cash used in discontinued operations was $36,799 for the six months ended June 30, 2004 as compared to $144,858 for the six months ended June, 2003. The decrease in cash used in discontinued operations is the result of Key ceasing its run-off operations during the fourth quarter of 2003.

For the six months ended June 30, 2004, net cash decreased by $1,187,535 compared to a decrease of $2,324,760 for the six months ended June 30, 2003. Ending cash at June 30, 2004, was $6,872,245 compared to $6,601,364 at June 30, 2003. Significantly all of the Chex's cash is required to be utilized for its casino operations and they are prohibited from using it for other corporate purposes. Consequently Equitex needs to rely on other sources for its liquidity needs.

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

RESULTS OF OPERATIONS

REVENUES

Consolidated revenues for the three months ended June 30, 2004 from continuing operations was $3,524,727 compared to $4,662,227 for the three months ended June 30, 2003. Consolidated revenues for the six months ended June 30, 2004, were, $7,066,541 compared to consolidated revenues of $9,365,227 for the six months ended June 30, 2003. The decrease in each period was due primarily to the loss of revenues resulting from the closure of five Seminole Tribe casino locations located throughout Florida in January 2004.

                               Three months ended           Six months ended
                                    June 30,                     June 30,
                                2004           2003         2004           2003
                            -----------   -----------   -----------   ----------

Cash disbursement services  $3,458,260    $4,545,486   $6,921,363     $9,119,437
Credit card services            66,467       116,741      145,178        245,790
                            -----------   -----------  -----------   -----------
                            $3,524,727    $4,662,227   $7,066,541     $9,365,227
                            ===========   ===========  ===========   ===========

CASH DISBURSEMENT SERVICES

Revenues for the three months ended June 30, 2004 and 2003 were $3,458,260 and $4,545,488, respectively, compared to revenues of $6,921,363 and $9,119,437 for the six months ended June 30, 2004 and 2003. The decrease in both periods was due primarily to the loss of revenues resulting from the closure of five Seminole Tribe casino locations located throughout Florida in January 2004, which provided approximately $4 million in revenues per year.

Chex recognizes revenue at the time certain financial services are performed. Revenues are derived from check cashing fees, credit and debit card advance fees, automated teller machine ("ATM") surcharge and transaction fees, and NSF collection fees. Chex revenues for the three months ended June 30, 2004 and 2003 were comprised of:

                                          2004                                              2003
                    ----------------------------------------------     ----------------------------------------------
                     Number of          Dollars          Earned         Number of         Dollars           Earned
                    Transactions        Handled         Revenues       Transactions       Handled          Revenues
                    ------------     ------------     ------------     ------------     ------------     ------------
Personal checks          163,923     $  30,295,833    $  1,556,525          213,907     $40,306,680      $  2,068,114
"Other" checks            64,674        20,357,481         191,244           89,438      35,081,167           241,704
Credit cards              52,280        17,851,730         737,985           92,524      31,377,646         1,199,131
Debit cards                7,817         2,402,603          34,425           15,707       5,046,710           104,103
ATM transactions         434,128        36,590,380         824,358          916,147      87,354,568           803,529
NSF Collection
  Fees                         -                 -         100,675                -               -           117,231
Other                          -                 -          13,048                -               -            11,676
                    ------------     ------------     ------------     ------------     ------------     ------------
                         722,822     $107,498,027     $  3,458,260        1,327,723     $199,166,771     $  4,545,488
                    ============     ============     ============     ============     ============     ============

Chex revenues for the six months ended June 30, 2004 and 2003 were comprised of the following:

                                         2004                                              2003
                    ----------------------------------------------     ----------------------------------------------
                     Number of          Dollars          Earned         Number of          Dollars           Earned
                    Transactions        Handled         Revenues       Transactions       Handled          Revenues
                    ------------     ------------     ------------     ------------     ------------     ------------
Personal checks          323,106     $ 57,769,918     $  3,095,404          428,642     $ 78,787,983     $  4,066,317
"Other" checks           125,441       43,460,655          429,236          181,729       73,407,060          540,522
Credit cards             108,080       36,747,289        1,418,353          182,293       61,891,673        2,393,593
Debit cards               17,786        5,515,917           74,699           30,845       10,893,173          210,880
ATM transactions         862,286       70,137,900        1,607,067        1,812,601      174,697,548        1,625,808
NSF collection fees           -                -           219,542               -                -           246,620
Other                         -                -            77,062               -                -            35,697
                    ------------     ------------     ------------     ------------     ------------     ------------
                       1,436,699     $213,631,679     $  6,921,363        2,636,110     $399,677,437     $  9,119,437
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

In the ordinary course of business, Chex receives new financial services agreements or renews existing ones as their original terms expire. Chex may also not renew contracts from certain expiring agreements. In January of 2004, Chex was advised that 5 existing casino locations were terminating the agreements for Chex to provide its services. These locations accounted for $1,033,670 and $2,010,832 in revenues for the three and six months ended June 30, 2003. For the year ended December 31, 2003, these locations accounted for approximately $4,090,000 in revenues. Accordingly, Chex anticipates a decline in 2004 revenues due to the loss of these contracts and the absence of significant new contracts to replace the revenues lost. Chex has implemented cost savings expense reductions to minimize the effect of the loss of these contracts.

OPERATING EXPENSES

Total operating expenses from continuing operations for the three and six months ended June 30, 2004, was $4,701,614 and $8,614,534, compared to $4,774,986 and
$9,400,889,for the three and six months ended June 30, 2003.

                               Three months ended            Six months ended
                                   June 30,                      June 30,
                               2004          2003          2004          2003
                            ----------   ----------     ----------   ----------
Cash disbursement services  $4,087,645   $4,088,873     $7,631,687   $8,181,047
Credit card services            41,222       74,287        132,777      155,881
Corporate activities         1,148,747      611,826      1,426,070    1,063,961
                            ----------   ----------     ----------   ----------
                            $5,277,614   $4,774,986     $9,190,534   $9,400,889
                            ==========   ==========     ==========   ==========

CASH DISBURSEMENT SERVICES

Chex operating expenses of $4,087,645 and $4,088,873 for the three months ending June 30, 2004 and 2003, and $7,631,681 and $8,181,047 for the six months ended June 30, 2004 and 2003 were comprised as follows:

                                      Three months     Three months      Six months       Six months
                                         ended            ended             ended           ended
                                     June 30, 2004    June 30, 2003    June 30, 2004    June 30, 2003
                                     -------------    -------------    -------------    -------------
Fees to casinos                      $   1,209,052     $   1,539,844   $   2,375,200    $   3,048,086
Salaries and related costs               1,189,978         1,462,986       2,473,733        2,944,860
Returned checks, net of collections        167,243            85,317         265,248          123,431
General operating expenses               1,210,885           729,401       1,941,406        1,525,731
Depreciation and amortization              310,487           271,325         576,100          538,939
                                     -------------     -------------   -------------    -------------
                                     $   4,087,645     $   4,088,873   $   7,631,687    $   8,181,047
                                     =============     =============   =============    =============

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

Chex Services employs personnel at the locations where it provides check cashing services as well as corporate staff to support its operations. For the six months ended June 30, 2004, corporate salaries and related costs were $466,331 and $976,153, respectively, while location salaries and related costs were $723,547 and $1,497,580. For the three and six months ended June 30, 2003, corporate salaries and related costs were $479,541 and $1,002,518, respectively, and location salaries and related costs were $983,445 and $1,942,342. Due to the terminated locations, Chex Services has reduced staff needs going forward. The company has reduced staff and in some instances reduced salaries for retained employees beginning in February 2004. It is anticipated that these reductions on an annual basis should reduce salary costs by approximately $400,000.

The terminated locations accounted for $466,656 and $922,879 of fees to casinos for the three and six months ended June 30, 2003. Additional direct costs associated with the terminated contract locations were $287,090 and $587,763 for the three and six months ended June 30, 2003.

Included in the cash disbursement segment general operating expenses are expenses Of FFFC, the parent of Chex, effective June 7, 2004, the date of the merger of Chex into FFFC. For the three and six months ended June 30, 2004, these expenses were $146,832 and were mostly comprised of an indemnification fee of $100,000 related to the merger, $25,000 in professional fees and $20,000 related to a consulting agreement. The term of the consulting agreement entered into in May 20004, is for two years and requires monthly payments of $10,000 each month.

CORPORATE ACTIVITY

Corporate activity expenses include those of Equitex and Denaris. Total corporate activity expenses for the three and six months ended June 30, 2004 and 2003 were comprised as follows:

                                      Three months     Three months      Six months       Six months
                                         ended            ended             ended           ended
                                     June 30, 2004    June 30, 2003    June 30, 2004    June 30, 2003
                                     -------------    -------------    -------------    -------------
Employee costs                       $     111,972    $     228,972    $     223,598    $     372,711
Other                                      410,025          229,854          575,722          414,250
Stock-based compensation                   626,750          192,000          626,750          277,000
                                     -------------    -------------    -------------    -------------
                                     $   1,148,747    $     650,826    $   1,426,070    $   1,063,961
                                     =============    =============    =============    =============

Employee costs for the three and six months ended June 30, 2004 decreased by $117,000 as a direct result of a bonus to an officer included in the employee costs for the three and six months ended June 30, 2003 of $118,000, as well as for the six months ended June 30, 2003 included start-up costs of $32,966 associated with Denaris.

Other expenses for the three months ended June 30, 2004 and 2003 include Professional fees of $151,875 and $91,175, respectively, and general operating expenses of $258,150 and $138,679, respectively.

Other expenses for the six months ended June 30, 2004 and 2003 include professional fees of $217,990 and $190,341, respectively and general operating costs of $357,732 and $223,909, respectively. Included in the 2003 amount were costs associated with the start-up of Denaris of $235,000.

Stock based compensation for the three months ended June 30, 2004 and 2003 was $626,750 and $192,000, respectively.

Stock based compensation was $626,750 and $277,000 for the six months ended June 30, 2004 and 2003. The expense represents non-cash expenses related to issuances of common stock and warrants to employees and third party consultants for services.

CREDIT CARD SERVICES

Nova's operating expenses for the three months ended June 30, 2004 and 2003 were $41,222 and $74,287, respectively. The 2004 expenses were comprised of third party servicing fees of $39,498 and other operating expenses of $1,724 compared to 2003 expenses of $64,655 for third party servicing fees and $9,631 for other operating expenses.

Nova's operating expenses were $132,777 and $155,881 for the six months ended June 30, 2004 and 2003, respectively. The 2004 expenses were comprised of third party servicing fees of $82,109 and other operating expenses of $50,668, compared to the 2003 expenses of $139,404 for third party servicing fees and $16,477 for other operating expenses. The decrease in the third party servicing fees for the 2004 periods compared to the 2003 periods is a direct result of the reduced credit card revenue in the respective periods. The increase in other expenses in the 2004 period compared to 2003 was due to legal expenses of approximately $36,000.

OTHER INCOME (EXPENSE):

Consolidated other expenses for the three months ended June 30, 2004 were $397,867 compared to $320,936 for the three months ended June 30, 2003. Interest income increased by $70,714 in the comparative periods, mainly due to interest income recorded in the current quarter of $50,000 on the iGames $2.0 million note. Interest expense increased in the 2004 period by $134,166. The majority of the increase was the result of the interest recorded on the $5.0 million convertible promissory note.

Consolidated other expenses for the six months ended June 30, 2004 were $648,469 compared to $663,210 for the six months ended June 30, 2003. Interest income increased by $141,199 for the six months ended June 30, 2004 compared to June 30, 2003. The most significant portion of the increase was $96,111 of interest income recorded on the Igames $2.0 million note. Additionally, the notes receivable from Equitex 2000 were substantially higher as of June 30, 2004 compared to June 30, 2003. Accordingly, interest income related to Equitex 2000 was $43,687 for the six months ended June 30, 2004 compared to $23,950 for the six months ended June 30, 2003.

Interest expense for the six months ended June 30, 2004 increased by $126,461 compared to the six months ended June 30, 2003. The increase was due to interest of $142,130 on the $5.0 million convertible promissory note, as well as the beneficial conversion feature of $100,000 charged to interest related to the $400,000 convertible promissory note issued in the merger. These increases were offset by lower interest expense related to lower balances on other notes and loans payable and long-term debt.

DISCONTINUED OPERATIONS

Discontinued operations represents the operations of Key, which ceased during the fourth quarter of 2003. The loss from discontinued operations was $2,425 and $5,729 for the three and six months ended June 30, 2004 compared to $7,455 and $36,968 for the three and six months ended June 30, 2003.

INCOME TAXES, DEFERRED TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements, and a deferred income tax liability or asset is recognized for temporary differences between our financial statements and tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred assets and liabilities of a change in tax rate is recognized in the statement of operations in the period that includes the enactment date.

A valuation allowance has been provided to reduce the deferred tax assets, based on management's estimate of the assets' realizibility. Management believes it is more likely than not that the deferred tax assets will not be realized in the foreseeable future. Therefore, the Company increased the valuation allowance in June 2004 to fully allow for the deferred tax assets at June 30, 2004.

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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt. The Company has both fixed and variable rate debt. Chex has $14,936,719 and $10,931,147 of debt outstanding as of June 30, 2004 and December 31, 2003, respectively, of which $10,217,677 and $10,692,177 has been borrowed at fixed rates ranging from 10% to 12% at June 30, 2004 and December 31, 2003, respectively. This fixed rate debt is subject to renewal annually and is payable upon demand with 90 days written notice by the debt holder. Additionally, $4,355,395 of the total debt at June 30, 2004 has a fixed rate of 7% and $300,000 of the total debt at June 30, 2004 has a fixed rate of 5%. Chex also has $63,107 and $238,970 of variable rate debt at March 31, 2004 and December 31, 2003, respectively, owed to a bank. The lender presently charges interest at 0.5% to 0.75% over the prime rate.

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

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

        Exhibit 31 - Certification pursuant to Section 302 of the
        Sarbanes-Oxley Act of 2002

        Exhibit 32 - Certification pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002

        (b) Reports on Form 8-K during the quarter ended June 30, 2004

        On April 1, 2004, the Company filed an 8-K disclosing a press release issued on March 31, 2004 announcing the commencement of four lawsuits with iGames Entertainment, Inc.

        On April 16, 2004, the Company filed an 8-K disclosing a press release issued on April 15, 2004 announcing that the Company had executed a definitive agreement with Seven Ventures, Inc. to sell its ownership in Chex Services, Inc.

        On June 18, 2004, the Company filed an 8-K disclosing a press release issued on June 8, 2004 announcing the closing of the Company's sale of Chex Services, Inc. to Seven Ventures, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Equitex, Inc.
                                      (Registrant)

Date: August 23, 2004                 By: /s/ Henry Fong
                                          -------------------------------------
                                          Henry Fong
                                          President, Treasurer and
                                          Chief Financial Officer