Form 10-Q
period 2004-09-30
EQUITEX INC
filed 2004-11-22
CIK 716101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2004

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


                            7315 East Peakview Avenue
                            Englewood, Colorado 80111
                ------------------------------------------------
               (Address of principal executive offices) (Zip code)


                                 (303) 796-8940
                -------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding at November 19, 2004: 33,929,830

                         EQUITEX, INC. AND SUBSIDIARIES

PART I  FINANCIAL INFORMATION                                                     Page
                                                                                  ----
        Item 1.  Financial statements:

                 Report of Independent Registered Public Accounting Firm              3

                 Condensed consolidated balance sheets - September 30, 2004
                 (unaudited) and December 31, 2003                                4 - 5

                 Condensed consolidated statements of operations - three and
                 nine months ended September 30, 2004 and 2003 (unaudited)            6

                 Condensed consolidated statement of changes in stockholders'
                 equity - nine months ended September 30, 2004 (unaudited)            7

                 Condensed consolidated statements of cash flows - nine months
                 ended September 30, 2004 and 2003 (unaudited)                    8 - 9

                 Notes to condensed consolidated financial statements           10 - 26

        Item 2.  Management's discussion and analysis of financial condition
                 and results of operations                                      27 - 35

        Item 3.  Quantitative and qualitative disclosures of market risk             36

        Item 4.  Disclosure controls and procedures                                  37

PART II OTHER INFORMATION

        Item 1.  Legal proceedings                                                   37

        Item 2.  Changes in securities and use of proceeds                           37

        Item 3.  Defaults upon senior securities                                     37

        Item 4.  Submission of matters to a vote of security holders                 37

        Item 5.  Other information                                                   37

        Item 6.  Exhibits and reports on Form 8-K                                    37

                 Signature                                                           38

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Equitex, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Equitex, Inc. and subsidiaries as of September 30, 2004, the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, the related condensed consolidated statement of changes in stockholders' equity for the nine-month period ended September 30, 2004, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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



/s/ GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
November 17, 2004

                         EQUITEX, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                 September 30,  December 31,
                                                                      2004          2003
                                                                  -----------   -----------
                                                                  (Unaudited)
Current assets:
    Cash and cash equivalents                                     $ 6,387,881   $ 8,059,780
    Receivables, net                                                2,616,890     3,509,120
    Current portion of notes and interest receivable, including
       related parties of $0 (2004) and $239,206 (2003)                62,100       707,155
    Prepaid expenses and other                                        604,295       314,372
    Assets of discontinued operations                                     113         1,055
                                                                  -----------   -----------
          Total current assets                                      9,671,279    12,591,482
                                                                  -----------   -----------


Notes and interest receivable, net, including related parties
    of $1,738,160 (2004) and $1,462,375 (2003)                      4,661,656     2,107,062
Property, equipment and leaseholds, net                             1,212,572     1,184,813
Deferred tax asset                                                                1,380,000
Intangible and other assets, net                                    3,225,403     3,358,393
Goodwill                                                            5,636,000     5,636,000
                                                                  -----------   -----------
                                                                   14,735,631    13,666,268
                                                                  -----------   -----------
                                                                  $24,406,910   $26,257,750
                                                                  ===========   ===========

                                  (Continued)

                    EQUITEX, INC. AND SUBSIDIARIES

                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        September 30,    December 31,
                                                                             2004             2003
                                                                         ------------    ------------
                                                                         (Unaudited)
Current liabilities:
    Bank overdraft                                                                       $  2,497,766
    Accounts payable                                                     $    716,815         651,106
    Accrued expenses and other liabilities, including related
       party accruals of $574,371 (2004) and $1,293,360 (2003)              2,318,885       2,722,986
    Accrued liabilities on casino contracts                                   612,186         587,099
    Current portion of long-term debt                                       1,376,488         201,727
    Notes and loans payable, including related party notes of
       $29,344 (2004) and $155,421 (2003)                                  11,022,126      11,432,598
    Due to credit card holders                                                221,534         275,499
    Liabilities of discontinued operations                                    591,149         621,768
                                                                         ------------    ------------
          Total current liabilities                                        16,859,183      18,990,549

Long-term debt, net of current portion                                      3,047,919          37,243
                                                                         ------------    ------------
          Total liabilities                                                19,907,102      19,027,792
                                                                         ------------    ------------
Minority interest                                                             194,371            --
                                                                         ------------    ------------
Commitments and contingencies

Stockholders' equity:
    Preferred stock; 2,000,000 shares authorized:
       Series D, 6%; stated value $1,000 per share; 408 shares issued
          and outstanding; liquidation preference of $609,000                 408,000         408,000
       Series G, 6%; stated value $1,000 per share; 370 shares issued
          and outstanding; liquidation preference of $600,000                 370,000         370,000
       Series I, 6%; stated value $1,000 per share; 1,600 shares issued
          and outstanding; liquidation preference of $2,447,000             1,600,000       1,600,000
    Common stock, $0.02 par value; 50,000,000 shares authorized
       35,234,420 (2004) and 34,530,040 (2003) shares issued;
       33,847,352 (2004) and 33,167,972 shares outstanding                    704,689         690,601
    Stock subscription receivable                                            (216,000)       (800,000)
    Additional paid-in capital                                             18,959,824      17,115,338
    Accumulated deficit                                                   (16,602,276)    (11,428,264)
    Less treasury stock at cost; 1,387,068 shares (2004) and 1,362,068
       shares (2003)                                                         (918,800)       (725,717)
                                                                         ------------    ------------
          Total stockholders' equity                                        4,305,437       7,229,958
                                                                         ------------    ------------
                                                                         $ 24,406,910    $ 26,257,750
                                                                         ============    ============

           See notes to condensed consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

                                                Three months ended September 30, Nine months ended September 30,
                                                       2004            2003            2004            2003
                                                  ------------    ------------    ------------    ------------
Fee revenue                                       $  4,308,684    $  4,825,043    $ 11,230,047    $ 13,944,480
Credit card income, net of provision for losses         63,243          85,272         208,421         331,062
                                                  ------------    ------------    ------------    ------------
        Total revenue                                4,371,927       4,910,315      11,438,468      14,275,542
                                                  ------------    ------------    ------------    ------------

Fees paid to casinos                                 1,514,970       1,715,741       3,890,170       4,763,827
Salaries, wages and employee benefits                1,394,018       1,729,708       4,091,349       5,047,279
Third party servicing fees                              36,621          56,523         118,730         195,927
Other operating and corporate expenses               2,112,349       1,818,719       6,148,243       4,714,547
                                                  ------------    ------------    ------------    ------------
                                                     5,057,958       5,320,691      14,248,492      14,721,580
                                                  ------------    ------------    ------------    ------------
        Loss from operations                          (686,031)       (410,376)     (2,810,024)       (446,038)
                                                  ------------    ------------    ------------    ------------
Other income (expense):
    Interest income, including related party
      interest for the three months of $46,296
      (2004) and $12,564 (2003) and $111,369
      (2004) and $36,513 (2003) for the nine
      months                                            46,318          33,786         219,862          66,128
    Interest expense, including related party
      interest for the three months of $745
      (2004) and $10,623 (2003) and $1,510
      (2004) and $17,829 (2003) for the nine
      months                                          (592,989)       (350,573)     (1,415,002)     (1,046,125)
                                                  ------------    ------------    ------------    ------------
                                                      (546,671)       (316,787)     (1,195,140)       (979,997)
                                                  ------------    ------------    ------------    ------------
Loss from continuing operations before
    income taxes and minority interest              (1,232,702)       (727,163)     (4,005,164)     (1,426,035)
Deferred income tax expense                                                         (1,380,000)
Current income tax expense                                              (8,000)         (6,000)        (32,000)
                                                  ------------    ------------    ------------    ------------
Loss before minority interest                       (1,232,702)       (735,163)     (5,391,164)     (1,458,035)
Minority interest                                      171,609                         225,349
                                                  ------------    ------------    ------------    ------------
Loss from continuing operations                     (1,061,093)       (735,163)     (5,165,815)     (1,458,035)
Loss from discontinued operations                       (2,468)        (26,551)         (8,197)        (63,514)
                                                  ------------    ------------    ------------    ------------
Net loss                                            (1,063,561)       (761,714)     (5,174,012)     (1,521,549)
Repricing of warrants issued to preferred
    stockholders                                                      (235,000)                       (235,000)
Warrant accretion                                                       (3,300)         (4,640)         (9,990)
Redemption of convertible preferred stock
 in excess of beneficial conversion features                                                            38,430
Deemed preferred stock dividends                       (56,600)        (57,000)       (168,400)       (176,500)
                                                  ------------    ------------    ------------    ------------
Net loss applicable to common stockholders        $ (1,120,161)   $ (1,057,014)   $ (5,347,052)   $ (1,904,609)
                                                  ============    ============    ============    ============
Basic and diluted net loss per common share:
    Loss from continuing operations               $      (0.03)   $      (0.04)   $      (0.16)   $      (0.07)
    Loss from discontinued operations                        *               *               *               *
                                                  ------------    ------------    ------------    ------------
Basic and diluted loss per share                  $      (0.03)   $      (0.04)   $      (0.16)   $      (0.07)
                                                  ============    ============    ============    ============
Weighted average number of common
    shares outstanding:
      Basic and diluted                             33,940,681      29,170,051      33,846,375      28,777,656
                                                  ============    ============    ============    ============

*Amount is less than $(0.01) per share

           See notes to condensed consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

                          Convertible
                         preferred stock      Stock                                       Additional                      Total
                        ------------------ subscription      Common stock      Treasury     paid-in     Accumulated    stockholders'
                        Shares    Amount   receivable     Shares     Amount     stock       capital       deficit         equity
                        ------  ----------  ---------   ----------  --------  ---------   -----------   ------------   -----------
Balances,
January 1, 2004          2,378  $2,378,000  $(800,000)  34,530,040  $690,601  $(725,717)  $17,115,338   $(11,428,264)  $ 7,229,958

Exercises of options
 and warrants for
 common stock                                              704,380    14,088                  364,052                      378,140

Warrants issued for
 services performed in
 connection with
 convertible
 promissory notes                                                                             164,700                      164,700

Options issed to
 consultants
 for services                                                                                   6,970                        6,970

Warrants attached to
 convertible
 promissory
 notes                                                                                        461,200                      461,200

Purchase by subsidiary
 of 103,500 shares of
 common stock                                                                  (113,625)                                  (113,625)

Conversion of accounts
 payable for common
 stock previously
 issued as contingent
 consideration                                                                                 25,647                       25,647

Proceeds received on
 stock subscription
 receivable                                   200,000                                                                      200,000

Sale of 533,500 shares
 of treasury stock
 for cash                                                                       248,972       270,457                      519,429

Distribution of 45,000
 shares of treasury
 stock for services                                                              21,570        29,180                       50,750

Conversion of note
 payable for
 subsidiary common
 stock                                                                                        200,000                      200,000

Beneficial conversion
 feature on
 convertible
 promissory note                                                                              200,000                      200,000

Cancellation of
 portion of stock
 subscription
 receivable and return
 of stock                                     600,000                          (350,000)     (250,000)

Issuance of subsidiary
 warrants for services                                                                        576,000                      576,000

Issuance of subsidiary
 common stock in
 exchange for related
 party note receivable                       (216,000)                                        216,000

Acquisition of SVI in
 exchange for
 subsidiary
 common stock                                                                                (419,720)                    (419,720)

Net loss                                                                                                  (5,174,012)   (5,174,012)
                        ------  ----------  ---------   ----------  --------  ---------   -----------   ------------   -----------
Balances,
September 30, 2004       2,378  $2,378,000  $(216,000)  35,234,420  $704,689  $(918,800)  $18,959,824   $(16,602,276)  $ 4,305,437
                        ======  ==========  =========   ==========  ========  =========   ===========   ============   ===========

           See notes to condensed consolidated financial statements.

                                 EQUITEX, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

                                                                          2004           2003
                                                                      -----------    -----------
Cash flows (used in) provided by operating activities
 from continuing operations:
    Net loss                                                          $(5,174,012)   $(1,521,549)
                                                                      -----------    -----------
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
    from continuing operations:
      Deferred income taxes                                             1,380,000
      Loss from discontinued operations                                     8,197         63,514
      Provision for (recovery of) losses                                  228,025        (14,599)
      Depreciation and amortization                                       923,591        814,223
      Amortization of discount on convertible promissory notes             60,753
      Stock-based compensation expense                                    633,720        277,000
      Beneficial conversion feature on convertible promissory note        200,000
      Minority interest                                                  (225,349)
Changes in assets and liabilities:
    Decrease in accounts receivable                                       817,055        529,084
    Decrease (increase) in other receivables                               65,690       (417,546)
    Increase in interest receivable and other assets                     (414,237)       (66,541)
    Decrease in due to credit card holders                                (53,965)       (63,857)
    (Decrease) increase in accounts payable and accrued liabilities      (274,352)       544,075
                                                                      -----------    -----------
Total adjustments                                                       3,349,128      1,665,353
                                                                      -----------    -----------
Net cash (used in) provided by operating activities from continuing
    operations                                                         (1,824,884)       143,804
                                                                      -----------    -----------

Cash flows from investing activites:
    Net decrease (increase) in credit card receivables                      7,460         (3,575)
    Purchase of furniture, fixtures and equipment                        (318,660)      (269,408)
    Issuances of notes receivable, related parties and other           (2,041,773)      (893,087)
    Repayments of notes receivable, related parties and other              30,548        295,401
                                                                      -----------    -----------
Net cash used in investing activities from continuing operations       (2,322,425)      (870,669)
                                                                      -----------    -----------
Cash flows from financing activities:
    Decrease in bank overdraft                                         (2,497,766)
    Redemption of preferred stock for cash                                              (100,942)
    Proceeds from the exercise of options and warrants                    229,178        366,737
    Purchase of Equitex shares for treasury by subsidiary                (113,625)      (312,050)
    Increase in deferred loan costs                                      (335,000)
    Issuances of notes payable, related parties and other               7,722,210      1,175,000
    Repayments of notes payable, related parties and other             (3,211,142)    (2,163,033)
    Repayment of stock subscription receivable                            200,000
    Net payments on line of credit                                                    (1,000,000)
    Sale of treasury stock for cash                                       519,429        147,794
                                                                      -----------    -----------
Net cash provided by (used in) financing activities from continuing
    operations                                                          2,513,284     (1,886,494)
                                                                      -----------    -----------
Net cash used in discontinued operations                                  (37,874)       (50,440)
                                                                      -----------    -----------

                                  (Continued)

                              EQUITEX, INC. AND SUBSIDIARIES

                NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

                                                                                         2004           2003
                                                                                     -----------    -----------
Decrease in cash and cash equivalents                                                 (1,671,899)    (2,663,799)
Cash and cash equivalents, beginning                                                   8,059,780      8,926,124
                                                                                     -----------    -----------
Cash and cash equivalents, ending                                                    $ 6,387,881    $ 6,262,325
                                                                                     ===========    ===========
Supplemental disclosure of cash flow information:

    Cash paid for interest                                                           $   790,378    $ 1,077,122
                                                                                     ===========    ===========
    Cash (received) paid for income taxes                                            $   (33,193)   $   126,154
                                                                                     ===========    ===========
Supplemental disclosure of non-cash investing and financing activities

    Warrants issued in connection with convertible promissory notes                  $   625,900
                                                                                     ===========
    Conversion of accounts payable for common stock previously issued as
      contingent consideration                                                       $    25,647
                                                                                     ===========
    Conversion of notes payable and accrued interest in exchange for exercise of
      warrants                                                                       $   148,962
                                                                                     ===========
    Return of treasury stock to subsidiary in exchange for stock subscription
      receivable                                                                     $   350,000
                                                                                     ===========
    Cancellation of portion of subsidiary stock subscription receivable              $   250,000
                                                                                     ===========
    Issuance of subsidiary common stock in exchange for stock subscription
      receivable                                                                     $   216,000
                                                                                     ===========
    Conversion of note payable in exchange for issuance of subsidiary common
      stock                                                                          $   200,000
                                                                                     ===========
    Conversion of preferred stock to common stock                                                   $ 1,547,000
                                                                                                    ===========
    Conversion of accounts payable to common stock                                                  $   180,954
                                                                                                    ===========
    Equipment exchanged for a reduction in a note payable included in discontinued
      operations                                                                                    $    12,640
                                                                                                    ===========

           See notes to condensed consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, ORGANIZATION AND BASIS OF PRESENTATION AND RECENT EVENTS:

     INTERIM FINANCIAL STATEMENTS:

     The condensed consolidated interim financial statements of Equitex, Inc.
       and subsidiaries (the "Company") for the three and nine month periods ended September 30, 2004 and 2003, have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of September 30, 2004, and for the periods ended September 30, 2004 and 2003, have been made. Except as described below, those adjustments consist only of normal and recurring adjustments.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report filed with the Securities and Exchange Commission ("SEC") on April 14, 2004. The results of operations for the nine months ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year.

     ORGANIZATION:

     ACQUISITION OF CHEX BY SVI AND BASIS OF PRESENTATION:

     Effective June 7, 2004, the Company executed an Agreement and Plan of
       Merger (the "Merger Agreement") with Seven Ventures, Inc. ("SVI") to merge its wholly-owned subsidiary Chex Services, Inc. ("Chex") into a wholly-owned subsidiary of SVI (the "Merger Subsidiary"), where upon the separate corporate existence of the Merger Subsidiary ceased. Under the terms of the Merger Agreement, Equitex exchanged 100% of its equity ownership in Chex for 7,700,000 shares of SVI, representing 93% of SVI's outstanding common stock following the transaction (subsequently reduced to 75% at September 30, 2004 through the issuance of 2,040,000 shares of subsidiary common stock). In addition, Equitex received warrants to purchase 800,000 shares of SVI common stock at an exercise price of $0.10 per share, expiring five years from the date of closing. As a result, Chex became a wholly-owned subsidiary of SVI, a publicly-traded shell company. On June 29, 2004, SVI changed its name to FastFunds Financial Corporation ("FFFC"). In addition, under the terms of the Merger Agreement, a bridge loan was consummated with an international merchant bank, whereby SVI received $400,000 through the issuance of a convertible promissory note. The promissory note is convertible into 4,000,000 shares of SVI common stock upon the occurrence of certain future events (Note
       6).

     Of the warrants received by Equitex, 640,000 were subsequently transferred to officers, directors and a consultant of Equitex and Chex. The warrants were determined to have a fair value of $1.00 at the date of the grant, resulting in $576,000 of compensation expense included in the nine months ended September 30, 2004.

                         EQUITEX, INC. AND SUBSIDIARIES

                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, ORGANIZATION AND BASIS OF PRESENTATION AND RECENT EVENTS (CONTINUED):

     ORGANIZATION (CONTINUED):

     The accompanying financial statements present the consolidated financial position of Equitex and its subsidiaries, FFFC, and its wholly-owned subsidiaries FastFunds International, Inc. ("FFI") and Chex, and Chex's wholly-owned subsidiary Collection Solutions, Inc. ("Collection"), Key Financial Systems, Inc. ("Key"), Nova Financial Systems, Inc. ("Nova"), and Denaris Corporation ("Denaris"). Minority interest at September 30, 2004 represents the 25% minority ownership of FFFC. Minority interest reflected in the Company's statements of operations for the three and nine months ended September 30, 2004 represents net loss of FFFC allocated to the minority common stockholders for the periods from July 1, 2004 through September 30, 2004 and June 7, 2004 through September 30, 2004, respectively. The excess of the losses for the three and nine months ended September 30, 2004 and 2003 applicable to the minority interest of Denaris have been charged to the Company, and no minority interest is reflected in the Company's September 30, 2004 or December 31, 2003, consolidated financial statements for Denaris. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     FFFC is negotiating on a proposed series of up to $2 million unsecured convertible promissory notes (the "Proposed Notes") with third parties (the "Holders"). If issued, each of the Proposed Notes will carry a stated interest rate of 9.5% per annum and each Proposed Note will have a nine month term. All principal and interest under the Proposed Notes would be due August 2005.

     The Holders would be able to convert, at their option, the Proposed Notes and any unpaid interest into shares of FFFC common stock at $1.00 per share for a three-year period commencing on the due date. In addition, the Holders would also receive warrants to purchase up to 2,000,000 shares of FFFC common stock at an exercise price of $2.00.

                         EQUITEX, INC. AND SUBSIDIARIES

                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, ORGANIZATION AND BASIS OF PRESENTATION AND RECENT EVENTS (CONTINUED):

     RECENT EVENTS (CONTINUED):

     DENARIS RECENT EVENTS:

     In August 2004, the Company along with its majority owned subsidiary, Denaris, executed a non-binding letter of intent to acquire Digitel Network Corporation, Platinum Benefit Group, Inc., National Business Communications, Inc., Personal Voice, Inc. and Private Voice, Inc. (collectively the "Companies") all based in Clearwater, Florida. The Companies design, develop and market stored value card programs as well as personal voice mail products through their call center operations. In conjunction with their stored value card products, the Companies offer the Platinum Benefit Group premium service that includes vehicle roadside assistance, a prescription discount program, a dental care discount program, a registered nurse hotline and a family legal plan. The Companies also offer personal voice mail services through Personal Voice, Inc. and Private Voice, Inc. Completion of these acquisitions is subject to further due diligence by both parties, negotiation and execution of a definitive agreement, necessary state or federal regulatory approvals, board of director approval and any necessary stockholder approvals.

     In September 2004, the Company, along with its majority owned subsidiary
       Denaris, executed a definitive joint venture agreement with Financial Freedom International ("Financial Freedom") of Orem, Utah to distribute Denaris' stored value card and payroll card products to Financial Freedom's customers. Under the terms of the agreement, Denaris will provide Financial Freedom stored value cards and payroll cards for Financial Freedom to market along with their current products. Net income, if any, from the card sales is to be split equally between Financial Freedom and Denaris under the joint venture. Financial Freedom is a provider of educational materials, software and services to consumers with troubled debt.

     In October 2004 the Company announced that Denaris has signed a marketing agreement with AmeriTech Advertising, Inc. ("AmeriTech") of Clearwater, Florida, to market Denaris' stored value card products via the Internet. AmeriTech is an Internet marketing company that maintains various databases and has relationships with other Internet marketing companies to which it markets products via the Internet. Under the terms of the agreement, AmeriTech is to make Denaris' stored value products available to its customers through a hotlinked URL connection to a designated Denaris product website.

                         EQUITEX, INC. AND SUBSIDIARIES

                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, ORGANIZATION AND BASIS OF PRESENTATION AND RECENT EVENTS (CONTINUED):

     RECENT EVENTS (CONTINUED):

     AGREEMENT WITH PAYMASTER JAMAICA:

     In August 2002, the Company entered into a binding agreement with Paymaster
       (Jamaica) Limited ("Paymaster Jamaica") to form a jointly-owned and operated company to replicate Paymaster Jamaica's financial services business model throughout the Caribbean, North America and ultimately, worldwide. This newly-formed company was to be named Paymaster Worldwide, Inc. ("PWI"). Under the terms of the agreement, the Company advanced $500,000 to Paymaster Jamaica that could be converted into stock of PWI if the Company was formed by August 15, 2003. Because the Company was not formed by this date, the $500,000 advance became a promissory note under the terms of the agreement (Note 4). The note is due in full on August 15, 2008. The note bears interest at 6%, is due in bi-annual payments of interest only, and is collateralized by shares of Paymaster Jamaica stock sufficient to represent on a fully diluted basis, a 20% ownership interest in Paymaster Jamaica. The shares have been pledged by the President of Paymaster Jamaica. As of September 30, 2004, PWI had not yet been formed. The Company has recorded a valuation allowance of $250,000 against this receivable at September 30, 2004 and December 31, 2003, due to uncertainty as to ultimate collectability.

     Paymaster Jamaica headquartered in Kingston, Jamaica, commenced operations in 1997, and offers revenue collection and customer care to businesses, institutions and consumers on the island of Jamaica. It offers its customers an alternative to retaining their own commercial offices. In addition, through its bill payment services, Paymaster Jamaica is developing cash remittance services, affording its customers the convenience to send and receive various types of remittances nationally or internationally via cash or debit cards.

     NASDAQ COMPLIANCE:

     In July 2004, the Company received a notice from the NASDAQ Stock Market
       ("NASDAQ") notifying the Company that for the last 30 consecutive trading days the price of the Company's common stock closed below $1.00 per share, the minimum per share requirement for continued inclusion under a Marketplace Rule (the "Rule"). Under the Rule, the Company is provided 180 calendar days, or until January 24, 2005, to regain compliance. If at anytime before January 24, 2005, the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, the Company is to receive written notification that the Company is compliant.

     If the Company does not meet the required criteria by January 24, 2005, a determination is to be made whether the Company meets initial listing criteria. If the Company does, it will be granted an additional 180 calendar days to demonstrate compliance of the $1.00 minimum closing bid price for 10 consecutive trading days. Thereafter, if the Company has not regained compliance with the second 180 day period, but satisfies the initial inclusion criteria, it may be afforded an additional compliance period, up to its next shareholder meeting, provided the Company commits to (1) seek shareholder approval for a reverse stock split at or before its next shareholder meeting and (2) to promptly thereafter effect the reverse stock split. The shareholder meeting to seek such approval must occur no later than two years from July 28, 2004. If the Company does not regain compliance with the Rule and is not eligible for an additional compliance period, NASDAQ will provide written notification that the Company's securities will be delisted. At that time, the Company may appeal NASDAQ's determination to delist its securities to a Listing Qualification Panel.

                         EQUITEX, INC. AND SUBSIDIARIES

                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, ORGANIZATION AND BASIS OF PRESENTATION AND RECENT EVENTS (CONTINUED):

     NASDAQ COMPLIANCE (CONTINUED):

     On November 3, 2004, the Company filed a Preliminary Proxy Statement with the SEC requesting approval for a 1 for 6 reverse stock split, among other items. The Company plans on seeking such shareholder approval at its annual meeting of stockholders to be held in December 2004 (the "2004 Annual Meeting"). In conjunction with the reverse stock split, the board of directors authorized a dividend to be declared and paid to stockholders of record at a date to be determined, but only after the proposed reverse stock split is ratified and confirmed at the 2004 annual meeting. If enacted, the dividend would be payable through the issuance of warrants to purchase shares of common stock on a post-reverse-split basis. The current resolution approved by the board calls for stockholders to receive one A warrant and one B warrant for every two shares of Equitex stock owned on the record date. The A warrant would be exercisable at $0.51 per pre-split share (or $3.06 per post-split share) for a period of five years from issuance, callable by the Company at a nominal price should the stock price close above $1.17 per pre-split share (or $7.02 per post-split share) for 15 consecutive trading days. The B warrant would be exercisable at $1.02 per pre-split share (or $6.12 per post-split share) for the five-year period, callable at a nominal price should the stock trade at $1.50 per pre-split share (or $9.00 per post-split share) for 15 consecutive trading days. The warrants would not be exercisable until a registration statement registering the underlying common stock has been filed and declared effective.

     MANAGEMENT'S PLANS:

     The Company has developed plans and strategies to address its capital and liquidity needs for the next twelve-month period based on the events discussed above. In March 2004, the Company closed on a $5,000,000 convertible promissory note, which provided the Company with additional working capital (Note 6). Management believes that the Company may be able to issue additional debt instruments in order to raise additional capital if necessary. The Company also evaluates, on an ongoing basis, potential business acquisition/restructuring opportunities that become available from time to time, which management considers in relation to its corporate plans and strategies.

     In August 2004, FFFC entered into a Stock Purchase Agreement ("SPA") with a corporation organized under the laws of England and Wales. The organization is an open-end diversified investment fund holding securities from numerous small-cap companies (the "Investment Fund"). Under the terms of the SPA, FFFC, upon closing, is to sell and issue 800,000 shares of its common stock to the Investment Fund in exchange for 1,321,440 shares of the Investment Fund. The shares of FFFC and the Investment Fund are currently being held in escrow. The execution of the transaction, including the delivery of FFFC's 800,000 shares of common stock and receipt by FFFC of 1,321,440 shares of the Investment Fund is dependent upon the Investment Fund shares being accepted for trading on the London Stock Exchange, PLC. Upon such acceptance, FFFC is allowed to sell 10% of its Investment Fund shares on a monthly basis and must utilize at least 75% of such proceeds to reduce its obligations on the $5,000,000 convertible promissory note described above.

     STOCK OPTIONS:

     The Company applies Accounting Principles Board Opinion No. 25 (APB 25)
       "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans.

                         EQUITEX, INC. AND SUBSIDIARIES

                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, ORGANIZATION AND BASIS OF PRESENTATION AND RECENT EVENTS (CONTINUED):

     STOCK OPTIONS (CONTINUED):

     Had compensation cost for stock-based awards issued to employees been determined based on the fair values at the grant dates for awards under the plans consistent with the fair-value based method of accounting prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's results would have been changed to the pro forma amounts indicated below:

                                                             Three months ended            Nine months ended
                                                                September 30,                 September 30,
                                                            2004           2003            2004           2003
                                                       --------------  -------------  -------------  --------------
     Net loss                                          $  (1,063,561)  $   (761,714)  $ (5,174,012)  $  (1,521,549)

     ADD: Stock-based employee compensation expense
     included in reported net income                                -              -        553,000               -

     DEDUCT: Total stock-based employee compensation
     expense determined under fair value based method
     for all awards                                          (27,000)              -      (587,000)       (484,000)
                                                       --------------  -------------  -------------  --------------
     Pro forma net loss                                $  (1,090,561)  $   (761,714)  $ (5,208,012)  $  (2,005,549)
                                                       ==============  =============  =============  ==============
     Net loss per share:

     Basic and diluted - as reported                   $       (0.03)  $      (0.04)  $      (0.16)  $       (0.07)
                                                       ==============  =============  =============  ==============
     Basic and diluted - pro forma                     $       (0.03)  $      (0.04)  $      (0.16)  $       (0.08)
                                                       ==============  =============  =============  ==============

     In July 2004, the Company granted 1,590,000 options to various employees for services. The options were granted with exercise prices equal to the quoted market price at the date of the grant and expire in July 2009. In addition, in July 2004 the Company granted 410,000 options for legal and consulting services provided to the Company. These options were granted with exercise prices equal to the quoted market price at the date of the grant and expire in July 2009. The options granted to consultants were valued at approximately $7,000 based upon the Black-Scholes option pricing model.

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

                         EQUITEX, INC. AND SUBSIDIARIES

                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

2.   DISCONTINUED OPERATIONS (CONTINUED):

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

     The Company immediately implemented steps to eliminate Key's operating costs associated with marketing and servicing the Net First program. These steps included employee lay-offs of all but essential management and employee personnel necessary to re-establish its marketing and servicing capabilities upon the establishment of a new relationship with another financial institution. The Company had discussions with financial institutions to initiate a new credit card program; however, the Company was not able to establish such a relationship. During the fourth quarter of 2003, "run-off" operations, which consisted of processing residual payments on remaining active accounts in its portfolio, ceased.

     The carrying amounts of assets and liabilities of Key at September 30, 2004 and December 31, 2003 are as follows:

                                             September 30,      December 31,
                                                  2004              2003
                                              -----------       -----------

       Cash                                   $       113       $     1,055
                                              ===========       ===========

       Accounts payable                       $   490,392       $   524,829
       Accrued expenses                            25,000            25,000
       Notes payable, related party                75,757            71,939
                                              -----------       -----------

           Total liabilities (all current)    $   591,149       $   621,768
                                              ===========       ===========

     Key had no revenues for the nine months ended September 30, 2004 and $19,932 of revenues for the nine months ended September 30, 2003, which are included in discontinued operations. Losses incurred by Key for the nine months ended September 30, 2004 and 2003 were $8,197 and $63,514, respectively.

3.   RECEIVABLES:

     Receivables at September 30, 2004 and December 31, 2003 consist of the following:

                                                    September 30,  December 31,
                                                         2004          2003
                                                     -----------   ------------

       Credit card and ATM processors, net of
         allowance of $65,000 (2004) and $0 (2003)   $ 1,597,415   $ 2,278,232
       Due from Paymaster Jamaica                        608,000       608,000
       Amount held in trust                              192,952       258,642
       Credit card receivables, net of allowance for
         losses of $795 (2004) and $1,545 (2003)         144,062       153,547

                         EQUITEX, INC. AND SUBSIDIARIES

                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

3.   RECEIVABLES (CONTINUED):

                                           September 30,       December 31,
                                                 2004               2003
                                           -------------       ------------
         Other receivables                        74,461            210,699
                                           -------------       ------------
                                           $   2,616,890       $  3,509,120
                                           =============       ============

     Amounts due from credit card and ATM processors arise primarily from credit card and ATM advances by Chex to casino patrons. Amounts due from Paymaster Jamaica are due for services performed by Denaris, which have been recorded as deferred revenue at September 30, 2004 and December 31, 2003 (presented in accrued expenses and other liabilities). The amount held in trust under an agreement is to secure payment of reservation fees due to customers. The amount is held by a third party financial institution. Credit card receivables include refundable and earned fees, which represent the balance reported to customers. Credit card receivables are reduced by allowances for refundable fees and losses.

4.   NOTES AND INTEREST RECEIVABLE:

     Notes and interest receivable as of September 30, 2004 and December 31, 2003 consist of the following:

                                                    September 30,  December 31,
                                                         2004         2003
                                                     -----------   -----------

       Note receivable, iGames                       $ 2,000,000
       Notes receivable from the estate of
         a deceased Chex officer                       1,484,691   $1,484,691
       Note receivable, customer                         336,500      350,000
       Note receivable, officer of Chex                  485,936      485,936
       Note receivable, Paymaster Jamaica                500,000      500,000
       Notes receivable, Equitex 2000                  1,291,881    1,266,556
       Notes receivable from various Chex employees       53,100       53,700
                                                     -----------   ----------

                                                       6,152,108     4,140,883
       Interest receivable                               260,947       136,633
       Less current maturities                           (62,100)     (707,155)
                                                     -----------   -----------
       Notes receivable, net of current portion        6,350,955     3,570,361
       Less allowance for uncollectible notes
         receivable                                   (1,689,299)   (1,463,299)
                                                     -----------   -----------

                                                     $ 4,661,656   $ 2,107,062
                                                     ===========   ===========

     As of September 30, 2004 and December 31, 2003, the allowance for uncollectible notes receivable is comprised of an allowance of $1,279,299 as of September 30, 2004 and $1,053,299 as of December 31, 2003 on the receivable from the estate of a deceased Chex officer, a $250,000 allowance on the Paymaster Jamaica note as of September 30, 2004 and December 31, 2003 and a $160,000 allowance on the notes receivable from Equitex 2000 as of September 30, 2004 and December 31, 2003.

                         EQUITEX, INC. AND SUBSIDIARIES

                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

4.   NOTES AND INTEREST RECEIVABLE (CONTINUED):

     In January 2004, Chex advanced iGames $2,000,000 under a Term Loan Note
       (the "Note"). Interest accrues at 10% per annum, and the maturity date was scheduled to occur in January 2005, as defined in the Note. The Note was to be secured by a pledge of capital stock of the borrower pursuant to a stock pledge agreement. The stock pledge agreement was not executed which resulted in an event of default under the terms of the Note. Therefore, Chex has demanded the entire unpaid principal and accrued interest due in full. Chex has commenced litigation relating to the collection of the Note (Note 7). The Company has presented the Note as a non-current asset at September 30, 2004 due to uncertainty as to the anticipated litigation settlement date.

5.   GOODWILL, INTANGIBLE AND OTHER ASSETS:

     SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, prescribes a two-phase process for impairment testing of goodwill, which is performed once annually, absent indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. The Company has elected to perform its annual analysis during the fourth calendar quarter of each year. No indicators of impairment were identified during the nine months ended September 30, 2004.

     Intangible and other assets consist of the following at September 30, 2004 and December 31, 2003:

                                      September 30, 2004                   December 31, 2003
                              -----------------------------------   ----------------------------------
                                 Gross                    Net          Gross                   Net
                               carrying  Accumulated    carrying     carrying  Accumulated   carrying
                                amount   amortization    amount       amount   amortization   amount
                              ----------  ----------   ----------   ----------  ----------  ----------
     Casino contracts         $4,300,000  $1,799,440   $2,500,560   $4,300,000  $1,349,440  $2,950,560
     Non-compete
       agreements                350,000     211,300      138,700      350,000     163,300     186,700
     Customer lists              250,000     235,600       14,400      250,000     178,600      71,400
     Trade names                 100,000                  100,000      100,000                 100,000
                              ----------  ----------   ----------   ----------  ----------  ----------
     Total intangible assets   5,000,000   2,246,340    2,753,660    5,000,000   1,691,340   3,308,660
     Deferred loan costs         499,700      77,690      422,010
     Other assets                 49,733                   49,733       49,733                  49,733
                              ----------  ----------   ----------   ----------  ----------  ----------
                              $5,549,433  $2,324,030   $3,225,403   $5,049,733  $1,691,340  $3,358,393
                              ==========  ==========   ==========   ==========  ==========  ==========

                         EQUITEX, INC. AND SUBSIDIARIES

                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

6. NOTES AND LOANS PAYABLE, AND LONG-TERM DEBT:

     NOTES AND LOANS PAYABLE:

     Notes and loans payable at September 30, 2004 and December 31, 2003, consist of the following:

                                                  September 30,   December 31,
                                                       2004           2003
                                                   -----------    -----------

        Notes payable to individual investors      $10,807,782    $10,692,177
        Note payable to officer of Chex                 14,344        150,000
        Note payable to affiliate through
         common ownership                                               5,421
        Convertible promissory notes                   185,000        185,000
        Note payable under litigation settlement                      400,000
        Note payable, officer                           15,000
                                                   -----------    -----------
                                                   $11,022,126    $11,432,598
                                                   ===========    ===========

     LONG-TERM DEBT:

                                                  September 30,   December 31,
                                                       2004           2003
                                                   -----------    -----------

        Convertible promissory notes due to
         financial institutions, net of discount
         [A]                                       $ 4,174,232
        Convertible promissory note, due to
         advisory firm [B]                             200,000
        Note payable to a bank, repaid in
         March 2004                                               $   150,000
        Obligations under capital leases                50,175         88,970
                                                   -----------    -----------
                                                     4,424,407        238,970
        Less current maturities                     1,376,488)      (201,727)
                                                   -----------    -----------
                                                   $ 3,047,919    $    37,243
                                                   ===========    ===========

      [A] In March 2004, the Company closed on $5,000,000 of convertible promissory notes (the "Notes") with two financial institutions (the "Lenders"). The Notes carry a stated interest rate of 7% per annum and have a 45-month term. Interest only payments were due April 2004 through June 2004. Beginning in July 2004, principal and interest payments amortize over the remaining 42-month period. The Notes are senior to all other debt of the Company and are collateralized by all assets of Chex as defined in the security agreement.

                         EQUITEX, INC. AND SUBSIDIARIES

                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

6.   NOTES AND LOANS PAYABLE, AND LONG-TERM DEBT (CONTINUED):

     LONG-TERM DEBT (CONTINUED):

           The Notes are convertible into common stock at $1.35 per share up to an amount equal to 4.99% of the Company's outstanding common stock. In June 2004, the Company reduced this conversion price to $1.1475 per share. The Company has the right to make any monthly payment of principal and interest in shares of its common stock. The common stock is to be issued based on 85% of the average bid price for 20 trading days prior to the payment due date. The maximum number of shares that can be delivered as payment is to be equal to 10% of the average monthly trading volume for the month prior to the payment due date. The Company may also issue common shares each month in an amount not to exceed 10% of the prior month's total share volume as payment, to be applied to the outstanding principal balance up to a value of $100,000. Any beneficial conversion features resulting from future payments made by the Company in common stock will be recorded in earnings at the time of conversion, as the number of shares the holder will receive is not known until the triggering event occurs.

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

           The Lenders also received warrants to acquire up to 800,000 shares of the Company's common stock at an exercise price of $1.50 per share. The warrants are exercisable for a period of five years, and include a cashless exercise provision. These warrants were valued at $358,400 based upon the Black-Scholes option-pricing model, and therefore $358,400 was allocated to the warrants, resulting in an imputed interest rate of 7.5%. In June 2004, the Company reduced the exercise price of these warrants to $1.275 per share. In August 2004, the Company reduced the exercise price of these warrants to $0.71 per share. As a result of the additional allocation resulting from these reductions in exercise price, the Company allocated an additional $102,800 to these warrants. The Company reduced the carrying value of the Notes by this amount and is amortizing the discount to interest expense over the 45-month term of the Note. Accordingly, $28,897 and $60,753 has been recorded as interest expense for the three and nine months ended September 30, 2004. In addition, warrants to acquire up to 300,000 shares of common stock exercisable at $1.00 per share for a period of two years were issued to an advisory firm in connection with the transaction. These warrants were valued at $164,700 based upon the Black-Scholes option-pricing model. The Company also paid cash of $320,000 for legal services and finders' fees in connection with the transaction. The Company recorded the value of these warrants and the cash paid as deferred loan costs and is amortizing these costs over the 45-month term of the Notes. Accordingly, $32,314 and $75,398 is included in general and administrative expense for the three and nine months ended September 30, 2004, respectively.

           The Company was required to file with the Securities and Exchange Commission a registration statement registering common shares underlying conversion of the Notes, warrants and shares used to make monthly payments. The registration statement was declared effective July 13, 2004.

                         EQUITEX, INC. AND SUBSIDIARIES

                    NINE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

6.   NOTES AND LOANS PAYABLE, AND LONG-TERM DEBT (CONTINUED):

     LONG-TERM DEBT (CONTINUED):

      [B] In connection with the June 7, 2004 Merger Agreement, the Company received $400,000 in exchange for a convertible promissory note. The note is convertible into 4,000,000 shares ($0.10 per share) of FFFC common stock upon the occurrence of certain future events, and bears interest at 5% per annum. Unless converted, any outstanding balance of principal and interest is due on April 14, 2007. On June 29, 2004, an advisory agreement between Chex and the lender was executed (Note
           7), as a result, 25% ($100,000) of the note was converted into 1,000,000 shares of FFFC common stock. On August 17, 2004, an additional 25% ($100,000) was converted into 1,000,000 shares of FFFC common stock upon an independent director being added to the FFFC Board and delivery to FFFC of a list of potential acquisition candidates. The remaining 50% ($200,000) shall convert to 2,000,000 shares of FFFC common stock upon FFFC's execution of a definitive merger acquisition or agreement of an entity having not less than $10,000,000 in revenue. The conversion of the note is deemed to be beneficial as the note converts to common stock of FFFC at $0.10 per share (the fair value of FFFC's stock was determined to be $1.00 per share on the date of closing). The intrinsic value of the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible note; therefore the value of the convertible feature was determined to be $400,000. In connection with each of the conversions of the 25% portion of the note to common stock on June 29, 2004 and August 17, 2004, the Company recorded an additional $200,000 of interest expense related to the beneficial conversion feature. As the remaining 50% of the conversion feature is contingent upon the occurrence of future events, it will be recorded in earnings when converted.

7.   COMMITMENTS AND CONTINGENCIES:

     LITIGATION:

     In March 2004, Chex commenced a lawsuit in Hennepin County, Minnesota demanding repayment of $2,000,000, plus accrued interest and other fees, due from iGames under a term note made in January 2004. In addition, in March 2004, the Company commenced a lawsuit in Delaware state court (New Castle county) relative to the termination of the SPA. In March 2004, iGames commenced a lawsuit in United States District Court for the District of Delaware relative to both the termination of the SPA and iGames' obligations under the term note, which is the subject of Chex's lawsuit originating in Minnesota. These three actions have now been consolidated in the United States District Court for the District of Delaware and are proceeding in the normal course of litigation. The Company is confident that its claims in this litigation will be upheld and management believes that the claims made by iGames lack merit. The Company intends to vigorously prosecute its claims and defend against iGames' claims.

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

                         EQUITEX, INC. AND SUBSIDIARIES

                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

7.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

     LITIGATION (CONTINUED):

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows of the Company.

     BONUS TO OFFICER:

     In June 2003, the Company's Board of Directors approved a bonus arrangement with the Company's president. The bonus arrangement, effective June 2, 2003, provides for an annual bonus to be calculated quarterly based on 5% of the increase in the market value of the Company's common stock, accrued quarterly, beginning with the closing price as reported by Nasdaq on December 31 of each year, and ending with the closing price on December 31 of the following year. Payments under the bonus arrangement are to be made at the discretion of the Company's management from time to time, as cash flow permits. Total compensation expense recorded under this arrangement for the year ended December 31, 2003 was approximately $1,490,000. Based on the bonus calculation, no expense was recorded for the nine months ended September 30, 2004. The Company paid approximately $209,000 in 2003 and approximately $755,100 for the nine months ended September 30, 2004. As of September 30, 2004, approximately $526,000 is included in accrued liabilities.

     CONSULTING AGREEMENTS:

     In May 2004, Chex entered into a consulting agreement with a financial advisor to provide services relating to assistance provided in the placement of debt or equity financing with prospective investors and facilitating future merger, acquisition and strategic partnerships on behalf of FFFC. The term of the agreement is two years and requires FFFC to pay a total of $240,000 to the financial advisor in monthly installments of $10,000 each month. Additionally, the advisor is to receive a fee if it is successful in concluding a debt or equity financing for or on behalf of FFFC.

     In August 2004, Chex entered into a six month consulting agreement with a business advisor to provide management services to assist FFFC to establish operations in Canada, as well as to identify acquisition prospects in Canada, the United States and abroad. The consultant also works to develop strategic relationships worldwide. Under the terms of the agreement, FFFC is required to pay $10,000 per month, plus reimburse preapproved travel expenses.

     In October 2004, FFFC entered into a management services consultant agreement on a month-to-month basis. The consultant is to provide general administrative and management services to FFFC, as well as develop and implement consumer financial services products. These products include the FFFC kiosk and stored-value card programs. Under the terms of the agreement, FFFC is to pay the consultant $10,000 per month. Additionally, FFFC is to pay a monthly revenue participation fee at the rate of 10% of gross revenues received from sales of its kiosk and stored value programs after deducting all third party costs. The fee is incurred as a result of the consultant's introduction and development of distribution channels of FFFC's stored-value card.

                         EQUITEX, INC. AND SUBSIDIARIES

                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

8.   STOCKHOLDERS' EQUITY:

     AUTHORIZED CAPITAL:

     The Company's authorized capital consists of, among other classes of securities, 50,000,000 common shares. As of September 30, 2004, there are 35,234,420 common shares issued and 33,847,352 shares outstanding. In addition, the Company has warrants and options outstanding, a balance of $4,574,679 on a $5 million convertible promissory note outstanding, and certain classes of securities outstanding which are convertible into common shares, all of which would, if converted, cause the Company to exceed its authorized common shares. This is prohibited by the laws of the State of Delaware and therefore, until the Company is able to convene a Special Meeting of the Shareholders pursuant to the proxy solicitation requirements of Section 24 of the Securities Exchange Act of 1934, and the laws of the State of Delaware, it cannot permit all outstanding conversions, which means that the Company is or will be in default of certain terms and conditions of such instruments. On November 3, 2004, the Company filed a Preliminary Proxy Statement with the SEC seeking approval for the shareholders of Equitex to approve a one-for-six share reverse stock split, among other items (Note 1). The securities affected consist of the following at September 30, 2004:


       (1) 408 shares of Series D preferred shares convertible into 1,046,154 common shares,
       (2) 370 shares of Series G preferred shares convertible into 948,718 common shares,
       (3) 1,600 shares of Series I preferred shares convertible into 4,102,564 common shares,
       (4)  $4,574,679 of convertible debt convertible into 3,986,648 shares,
       (5) Warrants convertible into 8,277,199 common shares of which 5,099,108 expire in 2004 (4,232,037 of which expired on November 10, 2004 including 298,687 that were exercisable at $0.02 per share) and have an average exercise price of $3.50 per share, and
       (6) Options convertible into 3,736,700 common shares.

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

                         EQUITEX, INC. AND SUBSIDIARIES

                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

8.   STOCKHOLDERS' EQUITY (CONTINUED):

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

      The holder of each share of Series I Preferred Stock is entitled to cumulative dividends at 6% per annum plus a 4% dividend default rate, payable quarterly. Dividends are payable in cash, or at the Company's option, in shares of the Company's common stock. The Series I Preferred Stock contains a liquidation preference equal to the sum of the stated value of each share plus an amount equal to 125% of the stated value plus the aggregate of all cumulative unpaid dividends on each share of Series I Preferred Stock until the most recent dividend payment date or date of liquidation, dissolution or winding up of the Company. All outstanding shares of the Series I Preferred Stock were to automatically convert into common stock on July 20, 2004. However, the Company has been negotiating with the holder to extend the terms, therefore the holder has not elected to convert the preferred shares to common stock. The Series I Preferred Stock is redeemable at the Company's option at any time prior to its conversion, at a redemption price equal to $1,250 per share plus any cumulative unpaid dividends.

     STOCK SUBSCRIPTION RECEIVABLE:

     In December 2003, Chex sold 1,000,000 shares of Equitex common stock owned by Chex and which represent treasury stock of the Company, in exchange for $200,000 cash and an $800,000 promissory note. The note is presented as a reduction of stockholders' equity at December 31, 2003. The note had an interest rate of 7% per annum and was originally payable in three installments of principal and interest through June 30, 2004. The note was secured by a pledge agreement, which granted Chex a security interest in up to 700,000 of the purchased shares. A payment of $200,000 was received during the nine months ended September 30, 2004.

     In June 2004, the Company reached an agreement with the note holder for the note holder to return 500,000 shares of Equitex common stock in full payment of the remaining $600,000 receivable. Since the market price of the 500,000 shares of common stock was approximately $350,000 on the date of the agreement, the Company reduced the receivable by $250,000 and charged equity (additional paid-in capital). The 500,000 shares were returned to Chex during the third quarter of 2004 and are presented as treasury stock of the Company.

                         EQUITEX, INC. AND SUBSIDIARIES

                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

8.   STOCKHOLDERS' EQUITY (CONTINUED):

     ISSUANCES OF COMMON STOCK:

     During the nine months ended September 30, 2004, the Company issued 412,200 shares of common stock upon the exercise of stock options for $131,334 cash and in exchange for retirement of interest and note payable principal of $148,962 at an average exercise price of $0.68 per share.

     During the nine months ended September 30, 2004, the Company also issued
       292,180 shares of common stock upon the conversion of warrants for $97,884, at an average conversion price of approximately $0.33 per share.

     During the nine months ended September 30 2004, the Company converted
       $25,647 of accounts payable for common stock previously issued as contingent consideration. The common stock was issued in December 2003 as contingent consideration for accounts payable. Under the agreement, as the shares of stock are sold by the holder, the accounts payable due to holder by the Company are reduced.

     In November 2004, the Company issued 82,478 shares of common stock upon the exercise of 82,478 warrants for $1,650, at an exercise price of $0.02 per share.

     STOCK OPTIONS:

     In July 2004, the Company granted five-year options to purchase 1,590,000 shares of common stock to directors, officers, and employees of the Company, which includes 585,000 options to Chex employees, and 410,000 options to consultants for services. The options were granted under the 2003 Stock Option Plan (the "2003 Plan"). The options have an exercise price of $0.85 per share (the market price of the common stock on the date of grant). The options granted to the consultants were valued at approximately $7,000 based upon the Black-Scholes option pricing model. Common stock reserved for additional options that may be granted under the 2003 Plan total 1,500,000.

     TREASURY STOCK TRANSACTIONS:

      During the nine months ended September 30, 2004, Chex sold 533,500 shares of Equitex common stock for approximately $519,429 or $0.97 per share (the market price of the common stock at the date of sale). The stock was acquired at an average cost of approximately $0.47 per share and the cost of the shares sold ($248,972) has been removed from treasury stock. The difference between the sales price and cost of the shares sold ($270,457) has been classified as additional paid in capital.

      During the nine months ended September 30, 2004, Chex purchased 103,500 shares of Equitex common stock for $113,625 or $1.10 per share (the market price of the Company's common stock on the purchase date). The cost of the shares has been added to treasury stock.

      During the nine months ended September 30, 2004, Chex distributed 45,000 shares of Equitex common stock to third parties for services rendered to Equitex. Accordingly, Equitex has recorded an expense of $50,750 or approximately $1.13 per share (the market price of the common stock on the distribution date).

                         EQUITEX, INC. AND SUBSIDIARIES

                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

9.   INCOME TAXES:

     During the quarter ended June 30, 2004, management assessed the realization of its deferred tax assets. Based on this assessment, management concluded that it was more likely than not that existing deferred tax assets would not be realizable in the foreseeable future and determined that the valuation allowance should be increased to fully allow for its recorded deferred tax assets. Accordingly, the Company's valuation allowance was increased by $1,380,000, which resulted in an increase to the provision for income taxes of the same amount during the nine months ended September 30, 2004.

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

GENERAL

Effective June 7, 2004, the Company executed an Agreement and Plan of Merger (the "Merger Agreement") with SVI to merge its wholly-owned subsidiary Chex Services, Inc. ("Chex") into a wholly-owned subsidiary of SVI (the "Merger Subsidiary"), where upon the separate corporate existence of the Merger Subsidiary ceased. Under the terms of the Merger Agreement, Equitex exchanged 100% of its equity ownership in Chex for 7,700,000 shares of SVI, representing 93% of SVI's outstanding common stock following the transaction. On June 29, 2004, SVI changed its name to FastFunds Financial Corporation ("FFFC"). In addition, Equitex received warrants to purchase 800,000 shares of FFFC common stock at an exercise price of $0.10 per share, expiring five years from the date of closing. As a result, Chex became a wholly-owned subsidiary of FFFC. In addition, under the terms of the Merger Agreement, a bridge loan was consummated with an international merchant bank, Maroon Bells Capital ("MBC") whereby FFFC received $400,000 through the issuance of a convertible promissory note. The promissory note is convertible into 4,000,000 shares of FFFC common stock upon the occurrence of certain future events. As of September 30, 2004, FFFC has issued 2,000,000 shares of its common stock in exchange for $200,000 of the note, as certain events have been met. As a result, Equitex's ownership percentage in FFFC is approximately 75% at September 30, 2004.

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

In September 2004, the Company, along with its majority owned subsidiary Denaris, executed a definitive joint venture agreement with Financial Freedom International ("Financial Freedom") of Orem, Utah to distribute Denaris' stored value card and payroll card products to Financial Freedom's customers. Under the terms of the agreement, Denaris will provide Financial Freedom stored value cards and payroll cards for Financial Freedom to market along with their current products. Net income from the card sales is to be split equally between Financial Freedom and Denaris under the joint venture. Financial Freedom is a provider of educational materials, software and services to consumers with troubled debt. Their products and services help people in financial crisis avoid bankruptcy, improve credit rating and reduce their debt to manageable levels. Financial Freedom offers financial fitness analysis, comprehensive training courses, a smart savings program, a personalized spending plan, customized debt elimination, coaching sessions and ongoing support. Course materials teach a variety of money management principals and offer sophisticated ways to budget and save money, including the use of stored value cards. Products are packaged in a variety of formats including print, videotape, CD-ROM and the Internet. The joint venture has not yet begun operations.

In October 2004 the Company announced that Denaris has signed a marketing agreement with AmeriTech Advertising, Inc. ("AmeriTech") of Clearwater, Florida, to market Denaris' stored value card products via the Internet. AmeriTech is an Internet marketing company that maintains various databases and has relationships with other Internet marketing companies to which it markets products via the Internet. Under the terms of the agreement, AmeriTech will make Denaris' stored value products available to its customers through a hotlinked URL connection to a designated Denaris product website.

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated/combined financial statements and notes thereto for the years ended December 31, 2003, 2002 and 2001. The financial results presented for the nine months ended September 30, 2004 and 2003 are those of Chex Services, Inc. ("Chex") and its wholly-owned subsidiary Collection Solutions, Inc. ("Collection") through June 6, 2004, Key Financial Systems, Inc. ("Key"), Nova Financial Systems, Inc. ("Nova") and Denaris Corporation ("Denaris"), on a consolidated basis with those of Equitex, Inc. The financial results subsequent to June 6, 2004 include the results of SVI (which subsequently changed its name to FastFunds Financial Corporation) and its wholly-owned subsidiary Chex, and beginning July 15, 2004, FFFC's newly formed wholly-owned subsidiary FastFunds International, Inc. ("FFI").

LIQUIDITY AND CAPITAL RESOURCES

For the next twelve months we presently anticipate our liquidity and capital resource needs may not be satisfied solely from cash flows generated from our operating activities. Chex has begun to develop and introduce new products during the year. These products are complementary to its existing products and services. Future products may include: cashless gaming smart cards, debit cards and customized funds transfer systems for multi-jurisdictional gaming operators. Also, Chex plans on expanding its business into non-gaming cash access products. Development and costs associated with such products have been and will continue to be incurred. Additionally, FFFC has formed a newly wholly-owned London based subsidiary, FFI. FFI began operations in July as it opened a London and Chicago office. There will be recurring costs associated with FFI, prior to the realization, if at all, of any positive cash flow. In connection with the start-up of FFI and the Company's objective to expand its business model into new markets and products, FFFC and the Company have entered into various management advisory and consultant agreements.

FFFC is negotiating on a proposed series of up to $2,000,000 unsecured convertible promissory notes (the "Proposed Notes") with third parties (the "Holders"). If issued, each of the Proposed Notes will carry a stated interest rate of 9.5% per annum and each Proposed Note will have a nine month term. All principal and interest under the Proposed Notes would be due August 2005.

The Proposed Notes and any unpaid interest, at the Holders option, would be convertible into shares of FFFC common stock at $1.00 per share for a three-year period commencing on the due date. In addition, the Holders would also receive warrants to purchase up to 2,000,000 shares of FFFC common stock at an exercise price of $2.00.

In March 2004, Equitex closed on $5,000,000 of convertible promissory Notes (the "Notes") with two financial institutions (the "Lenders"). The Notes carry an interest rate of 7% per annum and have a 45-month term. Interest only payments were due monthly beginning in April 2004 through June 2004. Beginning in July 2004, principal and interest payments amortize over the remaining 42-month period. The Notes are senior to all other debt of the Company and are collateralized by all assets of Chex as defined in the security agreement. In connection with the closing, Equitex entered into a $5,000,000 secured promissory note with Chex (the "Chex Note"). Interest and payment terms of the Chex Note are identical to those set forth in the Notes.

In August 2004, FFFC entered into a Stock Purchase Agreement ("SPA") with a corporation organized under the laws of England and Wales. The corporation is an open-end diversified investment fund holding securities from numerous small-cap companies (the "Investment Fund"). Under the terms of the SPA, FFFC, upon closing, is to sell and issue 800,000 shares of its common stock to the Investment Fund in exchange for 1,321,440 shares of the Investment Fund. The shares of FFFC and the Investment Fund are currently being held in escrow. The execution of the transaction, including the delivery of FFFC's 800,000 shares of common stock and receipt by FFFC of 1,321,440 shares of the Investment Fund is dependent upon the the Investment Fund shares being accepted for trading on the London Stock Exchange, PLC. Upon such acceptance, FFFC is allowed to sell 10% of its Investment Fund shares on a monthly basis and must utilize at least 75% of such proceeds to reduce its obligations on the $5,000,000 convertible promissory note described above.

Cash flow activity for the nine months ended September 30, 2004 and 2003 includes the activity of Chex, Collection, Key and Nova, Equitex, Denaris, FFFC since June 7, 2004 and FFI since July 15, 2004. For the nine months ended September 30, 2004, net cash used in operating activities from continuing operations was $1,824,884 compared to cash provided by operating activities of $143,804 for the nine months ended September 30, 2003. The most significant portion of this change was the increase in the net loss in the nine months ended September 30, 2004 of $5,174,012 compared to a net loss of $1,521,549 for the nine months ended September 30, 2003. The gross margin for Chex decreased by approximately $1,373,000 during the nine months ended September 30, 2004, significantly due to the loss of the five Seminole Tribe location contracts. Additionally, other operating expenses increased approximately $597,000 due to FFFC's and FFI's start-up operations included in the nine months ended September 30, 2004. Non-cash adjustments to the current year's results were $3,208,937, mostly comprised of depreciation and amortization of $923,591 an increase in the deferred tax asset valuation allowance of $1,380,000, stock-based compensation of $633,720 and provision for loan losses of $228,025 compared to total non-cash adjustments of $1,140,138, mostly comprised of $814,223 and $277,000, respectively, for depreciation and amortization and stock-based compensation for the nine months ended September 30, 2003. The increase loss was offset by changes in current assets and liabilities which provided cash and adjusted the net loss by $140,191 for the nine months ended September 30, 2004 compared to the changes in the same assets and liabilities which provided cash for the nine months ended September 30, 2003 of $525,215.

Cash used in investing activities from continuing operations for the nine months ended September 30, 2004 was $2,322,425 compared to $870,669 for the nine months ended September 30, 2003. Cash used in 2004 investing activities was primarily attributable to net advances of $2,041,773 on notes receivable (of which $2,000,000 was advanced to iGames), and purchases of furniture, fixtures and equipment of $318,660. Cash used in 2003 investing activities was primarily due to net advances of $893,087 on notes receivable, and purchases of furniture, fixtures and equipment of $269,408, offset by repayments of notes receivable of $295,401.

Cash provided by financing activities from continuing operations for the nine months ended September 30, 2004 was $2,513,284 compared to cash used in financing activities from continuing operations of $1,866,494 for the nine months ended September 30, 2003. The significant activity for the nine months ended September 30, 2004, included the Company receiving proceeds of $7,722,710 upon the issuance of notes payable, receiving $519,429 upon the sale of 533,500 shares of treasury stock by Chex, proceeds received of $229,178 upon the exercise of options and warrants, and $200,000 received on a stock subscription receivable. These proceeds were offset by the repayment of notes payable of $3,211,142, payment of fees of $335,000 related to the issuance of notes payable, purchase of Equitex shares for treasury by Chex for $113,625 and repayment of bank overdraft of $2,497,766.

The significant financing activity for the nine months ended September 30, 2003, included the Company receiving $366,737 from the exercise of warrants and the sale of 226,000 shares of treasury stock by Chex for $147,794. The Company received proceeds of $1,175,000 upon the issuance of notes payable and repaid $2,163,033 of notes payable (related parties and other) and also paid $1,000,000 on its line of credit. During the nine months ended September 30, 2003, the Company also redeemed 90 shares of its Series I Preferred Stock for $100,942 in cash.

Net cash used in discontinued operations was $37,874 for the nine months ended September 30, 2004 as compared to $50,440 for the nine months ended September 30, 2003. The decrease in cash used in discontinued operations is the result of Key ceasing its run-off operations during the fourth quarter of 2003.

For the nine months ended September 30, 2004, net cash decreased by $1,671,899 compared to a decrease of $2,663,799 for the nine months ended September 30, 2003. Ending cash at September 30, 2004, was $6,387,881 compared to $6,262,325 at September 30, 2003. Significantly all of Chex's cash is required to be utilized for its casino operations, consequently Equitex needs to rely on other sources for liquidity needs.

Other sources available to us that we may utilize include the sale of equity securities through private placements of common and/or preferred stock as well as the exercise of stock options and/or warrants, all of which may cause dilution to our stockholders.

RESULTS OF OPERATIONS

REVENUES

Consolidated revenues for the three months ended September 30, 2004 from continuing operations was $4,371,927 compared to $4,910,315 for the three months ended September 30, 2003. Consolidated revenues for the nine months ended September 30, 2004, were, $11,438,468 compared to consolidated revenues of $14,275,542 for the nine months ended September 30, 2003. The decrease in each period was due primarily to the loss of revenues resulting from the closure of five Seminole Tribe casino locations located throughout Florida in January 2004. Revenues by segment were as follows:

                                 Three months ended         Nine months ended
                                    September 30,             September 30,
                                 2004         2003          2004         2003
                             -----------  -----------   -----------  -----------

 Cash disbursement services  $ 4,308,684  $ 4,825,043   $11,230,047  $13,944,480
 Credit card services            63,243        85,272       208,421      331,062
                             -----------  -----------   -----------  -----------
                             $ 4,371,927  $ 4,910,315   $11,438,468  $14,275,542
                             ===========  ===========   ===========  ===========

CASH DISBURSEMENT SERVICES

Consolidated revenues for the three months ended September 30, 2004 and 2003 were $4,308,684 and $4,825,043, respectively, compared to consolidated revenues of $11,230,047 and $13,944,480 for the nine months ended September 30, 2004 and 2003. The decrease in both periods was due primarily to the loss of revenues resulting from the closure of five Seminole Tribe casino locations located throughout Florida in January 2004, which provided approximately $4 million in revenues per year.

In the ordinary course of business, Chex enters into new financial services agreements or renews existing ones as their original terms expire. Chex may also not renew contracts from certain expiring agreements. In January of 2004, Chex was advised that 5 existing casino locations were terminating the agreements for Chex to provide its services. These locations accounted for $1,139,157 and $3,149,989 in revenues for the three and nine months ended September 30, 2003. For the year ended December 31, 2003, these locations accounted for approximately $4,090,000 in revenues. Accordingly, Chex anticipates a decline in 2004 revenues due to the loss of these contracts and the absence, until the third quarter of 2004, of any significant new contracts to replace the revenues lost. During the third quarter 2004, Chex received three new contracts, which resulted in revenues of approximately $395,000. On an annualized basis, the contracts are expected to generate approximately $2,250,000 in revenue per year.

Chex recognizes revenue at the time certain financial services are performed. Revenues are derived from check cashing fees, credit and debit card advance fees, automated teller machine ("ATM") surcharge and transaction fees, and NSF collection fees. Chex revenues for the three months ended September 30, 2004 and 2003 were comprised of the following:

                                      2004                                     2003
                     --------------------------------------   -------------------------------------
                       Number of      Dollars     Earned       Number of      Dollars        Earned
                     Transactions     Handled    Revenues     Transactions    Handled       Revenues
                     ------------  ------------  ----------   ------------  ------------   ----------
Personal checks         186,684    $ 34,335,735  $1,740,105      196,844    $ 43,848,448   $2,205,005
"Other" checks           70,087      21,964,999     202,719       98,508      36,294,899      266,522
Credit cards             58,344      21,003,897   1,069,665       97,294      33,340,126    1,259,763
Debit cards               8,812       2,643,372      43,055       16,496       6,285,349      119,221
ATM transactions        596,107      56,284,719   1,135,113      940,245      91,720,180      833,841
NSF collection fees           -               -     103,641            -               -      130,749
Other                         -               -      14,386            -               -        9,942
                        -------    ------------  ----------    ---------    ------------   ----------
                        920,034    $136,232,722  $4,308,684    1,349,387    $211,489,002   $4,825,043
                        =======    ============  ==========    =========    ============   ==========

Chex revenues for the nine months ended September 30, 2004 and 2003 were comprised of the following:

                                      2004                                     2003
                     ---------------------------------------   ---------------------------------------
                       Number of      Dollars      Earned      Number of      Dollars        Earned
                     Transactions     Handled     Revenues    Transactions    Handled       Revenues
                     ------------  ------------  -----------  ------------  ------------   -----------
Personal checks         446,162    $ 94,105,653  $ 4,835,509     619,306    $122,636,431   $ 6,271,322
"Other" checks          174,363      65,425,654      631,955     280,237     109,701,959       807,044
Credit cards            166,424      57,751,186    2,488,018     279,587      95,231,799     3,653,356
Debit cards              26,598       8,159,289      117,754      47,341      17,178,522       330,101
ATM transactions      1,458,393     126,422,619    2,742,180   2,752,846     266,417,728     2,459,647
NSF collection fees           -               -      323,183           -               -       377,369
Other                         -               -       91,448           -               -        45,641
                      ---------    ------------  -----------  ----------    ------------   -----------
                      2,271,940    $351,864,401  $11,230,047   3,979,317    $611,166,439   $13,944,480
                      =========    ============  ===========  ==========    ============   ===========

Chex cashes personal checks at its cash access locations for fees of between 3 and 10 percent based on its casino contracts. Chex also cashes "other" checks, comprised of tax and insurance refunds, casino employee payroll checks and casino jackpot winnings at a reduced rate.

Chex credit/debit card cash advance services allow patrons to use their VISA, MasterCard, Discover and American Express cards to obtain cash. Third party vendors, at their expense, supply, install and maintain the equipment to operate the cash advance system. Under vendor agreements, the vendor charges each customer a services fee based upon the cash advance amount and pays a portion of such service fee to Chex. During the third quarter of 2004 Chex began to use its own proprietary credit and debit card cash advance platform to process its credit and debit card cash advance transactions.

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

OPERATING EXPENSES

Total operating expenses from continuing operations for the three and nine months ended September 30, 2004, was $5,057,958 and $14,248,492, compared to $5,320,691 and $14,721,580,for the three and nine months ended September 30, 2003, respectively. Operating expenses are comprised of the following:

                                Three months ended           Nine months ended
                                   September 30,               September 30,
                                2004          2003         2004         2003
                             -----------  -----------   -----------  -----------
 Cash disbursement services  $ 4,722,487  $ 4,493,010   $12,606,174  $12,674,057
 Credit card services             46,575       91,417       179,352      247,298
 Corporate activities            288,896      736,264     1,462,966    1,800,225
                             -----------  -----------   -----------  -----------
                             $ 5,057,958  $ 5,320,691   $14,248,492  $14,721,580
                             ===========  ===========   ===========  ===========

CASH DISBURSEMENT SERVICES

Chex operating expenses of $4,722,487 and $4,493,010 for the three months ending September 30, 2004 and 2003, and $12,606,174 and $12,674,057 for the nine months ended September 30, 2004 and 2003 were comprised as follows:
                                  Three months ended       Nine months ended
                                     September 30,           September 30,
                                   2004        2003         2004        2003
                                ----------  ----------  -----------  ----------
 Fees to casinos                $1,514,970  $1,715,741  $ 3,890,170  $ 4,763,827
 Salaries and related costs      1,439,045   1,518,800    3,913,778    4,463,660
 Returned checks, net of
  collections                      175,439     217,347      479,832      438,884
 Other                           1,247,687     766,830    3,399,906    2,194,455
 Depreciation and amortization     345,346     274,292      922,488      813,231
                                ----------  ----------  -----------  -----------
                                $4,722,487  $4,493,010  $12,606,174  $12,674,057
                                ==========  ==========  ===========  ===========

Chex pays a fee to casinos as compensation pursuant to the terms of each financial services agreement that the company has entered into with each respective establishment. At locations where Chex provides check cashing services, Chex pays the location operator a commission based upon the monthly amount of checks cashed, as defined in the agreement. Chex passes on an agreed upon percentage of the surcharge commissions to the locations where ATM's are utilized. At all of the locations at which Chex uses third party vendors to provide credit/debit card advance services, it pays the operator a commission for each completed transaction. The terminated locations accounted for $552,878 and $1,475,767 of fees to casinos for the three and nine months ended September 30, 2003.

Chex Services employs personnel at the locations where it provides check cashing services as well as corporate staff to support its operations. For the nine months ended September 30, 2004 and 2003, location salaries and related costs were $2,324,903 and $3,004,725, respectively. For the three months ended September 30, 2004 and 2003 location salaries and related costs were $827,327 and $1,062,383. The decrease was as a result of the termination of the 5 locations in January 2004, partially offset by the 3 new casino locations opened during the three months ended September 30, 2004. For the nine months ended September 30, 2004, corporate salaries and related costs were $1,588,875 compared to $1,458,935 for the nine months ended September 30, 2003. For the three months ended September 30, 2004, corporate salaries and related costs were $611,722 compared to $456,417 for the three months ended September 30, 2003. The increase in corporate salaries was a result of salaries associated with FFI, as it opened offices in London and Chicago.

Other expenses increased in the three and nine months ended September 30, 2004 compared to September 30, 2003, mainly as a result of increased processing fees and expenses related to FFFC and FFI. For the locations where Chex's propriety product is utilized, Chex pays a processing fee to the casino based on the commissions it receives from processing those transactions. Processing fees for the three months ended September 30, 2004 and 2003 were $288,797 and $486,681 compared to $55,328 and $162,360 for the three and nine months ended September 30, 2003, respectively.

Additionally, included in other operating expenses are expenses of FFFC, the parent of Chex, effective June 7, 2004, the date of the merger of Chex into FFFC, and effective July 15, 2004, the expenses of FFI. For the three and nine months ended September 30, 2004, the FFFC and FFI expenses were $198,464 and $596,793, respectively. The expenses for the three months were mostly comprised of $81,005 in professional fees and $20,000 consulting agreements, as well as $53,416 for travel and $44,043 related to office rent and expenses. The expenses for the nine months are comprised mostly of an indemnification fee of $100,000 related to the merger, $136,055 in professional fees and consulting agreements, as well as $53,416 for travel and $44,043 for office rent and expenses.

CORPORATE ACTIVITY

Corporate activity expenses include those of Equitex and Denaris. Total corporate activity expenses for the three and nine months ended September 30, 2004 and 2003 were comprised as follows:

                                Three months ended           Nine months ended
                                   September 30,               September 30,
                                2004          2003         2004         2003
                             -----------  -----------   -----------  -----------

 Employee costs              $  112,288   $  207,154    $  335,886   $   579,865
 Other                           169,638      529,110       745,360      943,360
 Stock-based compensation          6,970                    381,720      277,000
                             -----------  -----------   -----------  -----------
                             $   288,896  $   736,264   $ 1,462,966  $ 1,800,225
                             ===========  ===========   ===========  ===========

Employee costs for the three and nine months ended September 30, 2004 decreased by $94,866 and $243,979, respectively, mostly as a result of a bonus to an officer included in the employee costs for the three and nine months ended September 30, 2003 of $90,582 and $208,552, respectively.

For the three months ended September 30, 2004, other corporate expenses were comprised of $102,341 for professional fees and $67,297 for general operating expenses. For the three months ended September 30, 2003, other corporate expenses of $529,110 were comprised of $151,500 for professional services, $183,951 related to fees incurred with preparing Chex for an initial public offering, a $160,000 reserve on a related party note receivable (Equitex 2000) and $33,659 for general operating expenses.

For the nine months ended September 30, 2004, other corporate expenses were $745,360, which was comprised of $320,331 of professional fees and $425,029 general operating expenses. For the nine months ended September 30, 2003, other corporate costs were $943,360 and which were comprised of $341,841 for professional fees, $257,568 for general operating expenses, $183,951 related to fees incurred with preparing Chex for an initial public offering and $160,000 reserve on a related party note receivable (Equitex 2000).

Stock based compensation for the nine months ended September 30, 2004 and 2003 was $381,720 and $277,000, respectively. The expense represents non-cash expenses related to issuances of common stock, options and/or warrants to employees and third party consultants for services.

CREDIT CARD SERVICES

Nova's operating expenses for the three months ended September 30, 2004 and 2003 were $46,575 and $91,417, respectively. The 2004 expenses were comprised of third party servicing fees of $36,621 and other operating expenses of $9,954 compared to 2003 expenses of $56,523 for third party servicing fees and $34,894 for other operating expenses.

Nova's operating expenses were $179,352 and $247,298 for the nine months ended September 30, 2004 and 2003, respectively. The 2004 expenses were comprised of third party servicing fees of $118,730 and other operating expenses of $60,622, compared to the 2003 expenses of $195,927 for third party servicing fees and $51,371 for other operating expenses. The decrease in the third party servicing fees for the 2004 periods compared to the 2003 periods is a direct result of the reduced credit card revenue in the respective periods.

OTHER INCOME (EXPENSE):

Consolidated other expenses for the three months ended September 30, 2004 were $546,671 compared to $316,787 for the three months ended September 30, 2003. Interest income increased by $12,532 in the comparative periods. Interest expense increased in the 2004 period by $242,416. The majority of the increase was the result of the interest recorded on the $5.0 million convertible promissory note of $190,957, as well as the beneficial conversion feature of $100,000 charged to interest relating to the $400,000 convertible promissory note issued in the merger. These increases were offset by lower interest expense related to lower balances on other notes and loans payable and long-term debt.

Consolidated other expenses for the nine months ended September 30, 2004 were $1,195,140 compared to $979,997 for the nine months ended September 30, 2003. Interest income increased by $153,734 for the nine months ended September 30, 2004 compared to September 30, 2003. The most significant portion of the increase was $96,111 of interest income recorded on the Igames $2.0 million note. Additionally, the notes receivable from Equitex 2000 were substantially higher as of September 30, 2004 compared to September 30, 2003. Accordingly, interest income related to Equitex 2000 was $80,602 for the nine months ended September 30, 2004 compared to $51,873 for the nine months ended September 30, 2003.

Interest expense for the nine months ended September 30, 2004 increased by $368,877 compared to the nine months ended September 30, 2003. The increase was due to interest of $190,957 on the $5.0 million convertible promissory note, as well as the beneficial conversion feature of $200,000 charged to interest related to the $400,000 convertible promissory note issued in the merger. These increases were offset by lower interest expense related to lower balances on other notes and loans payable and long-term debt.

DISCONTINUED OPERATIONS

Discontinued operations represents the operations of Key, which ceased during the fourth quarter of 2003. The loss from discontinued operations was $2,468 and $8,197 for the three and nine months ended September 30, 2004 compared to $26,554 and $63,514 for the three and nine months ended September 30, 2003.

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

A valuation allowance has been provided to reduce the deferred tax assets, based on management's estimate of the assets' realizibility. Management believes it is more likely than not that the deferred tax assets will not be realized in the foreseeable future. Therefore, the Company increased the valuation allowance by $1,380,000 during the nine months ended September 30, 2004 to fully allow for its deferred tax assets.

CONTRACTUAL OBLIGATIONS

No material changes during the quarter ended September 30, 2004.

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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt. The Company has both fixed and variable rate debt. Chex has $15,632,636 and $10,931,147 of debt outstanding as of September 30, 2004 and December 31, 2003, respectively, of which $10,807,782 and $10,692,177 has been borrowed at fixed rates ranging from 9% to 12% at September 30, 2004 and December 31, 2003, respectively. This fixed rate debt is subject to renewal annually and is payable upon demand with 90 days written notice by the debt holder. Additionally, $4,574,679 of the total debt at September 30, 2004 has a fixed rate of 7% and $200,000 of the total debt at September 30, 2004 has a fixed rate of 5%. Chex also has $50,175 and $88,970 of variable rate debt at September 30, 2004 and December 31, 2003, respectively, owed to a bank.

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

                                    ITEM FOUR
                       DISCLOSURE CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO")/Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days prior to the filing of this quarterly report. Based on that review and evaluation, the CEO/CFO has concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the CEO/CFO's evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, the Company took no corrective measures.


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

           (b) Reports on Form 8-K during the quarter ended September 30, 2004

           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Equitex, Inc.
                                         (Registrant)

Date: November 22, 2004                  By: /s/ Henry Fong
                                             -----------------------------------
                                             Henry Fong
                                             President, Treasurer and
                                             Chief Financial Officer

                                                                      EXHIBIT 31


        CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
           EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Henry Fong, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Equitex, Inc. (the "Registrant");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

     (b) [Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986];

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusion about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 22, 2004                         /s/ Henry Fong
      ------------------                        -------------------------------
                                                Henry Fong
                                                President, Treasurer and
                                                Chief Financial Officer

                                                                      EXHIBIT 32

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Equitex, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, Henry Fong, President, Treasurer and Chief Executive Officer, certify, pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,that:

       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company, as of, and for the periods presented in the Report.



                                             /s/ Henry Fong
                                             -----------------------------------
                                             Henry Fong
                                             President, Treasurer and
                                             Chief Executive Officer
                                             November 22, 2004


A SIGNED ORIGINAL OF THIS WRITTEN STATEMENT REQUIRED BY SECTION 906 HAS BEEN PROVIDED TO EQUITEX, INC. AND SUBSIDIARIES AND WILL BE RETAINED BY EQUITEX, INC. AND SUBSIDIARIES AND FURNISHED TO THE SECURITIES AND EXCHANGE COMMISSION OR ITS STAFF UPON REQUEST.