Form 10-K
period 2004-12-31
EQUITEX INC
filed 2005-04-15
CIK 716101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     /X/      ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
              For the fiscal year ended: DECEMBER 31, 2004

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
              For transition period from _____ to _____.

                         Commission File Number: 0-12374

                                  EQUITEX, INC.
                       (Name of Registrant in its charter)

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

         Securities registered under Section 12 (g) of the Exchange Act:
                          COMMON STOCK, $.01 PAR VALUE
                    COMMON STOCK CLASS A REDEEMABLE WARRANTS
                    COMMON STOCK CLASS B REDEEMABLE WARRANTS
                                (Title of Class)

--------------------------------------------------------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
Days: Yes /X/ No /_/

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: /X/

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). /_/

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $19,559,570 based on the last sale price of the Registrant's common stock on April 6, 2005, ($4.03 per share) as reported by the Nasdaq Stock Market.

The Registrant had 6,091,513 shares of common stock outstanding as of April 14, 2005.

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

Effective December 1, 2001, we acquired all the outstanding common stock of Chex Services, Inc. in exchange for 332,000 shares of our common stock valued at $10,119,000 ($30.48 per share), in a transaction accounted for as a purchase. Chex Services currently provides comprehensive cash access services to 30 casinos and other gaming establishments and 18 other retail establishments.

In August 2002 we formed a new majority owned subsidiary, Denaris Corporation, to pursue opportunities in stored value card operations. In return for assigning our rights to certain notes receivable as well as the opportunity to acquire certain technological and other information from our subsidiary Key Financial Systems, Denaris agreed to pay Equitex $250,000 in cash in the form of a promissory note as well as 5,000,000 shares of Denaris common stock. As of December 31, 2004, Denaris had 6,500,000 shares of common stock outstanding; therefore, we owned 77% of the outstanding common stock.

On June 7, 2004, a wholly owned subsidiary of Seven Ventures, Inc., a publicly traded company, merged with and into Chex Services (the "Merger"). Subsequent to the merger, Seven Ventures changed its name to FastFunds Financial Corporation and is presently trading on the Over-the-Counter Bulletin Board under the symbol "FFFC". In the Merger, we exchanged our 100% ownership of Chex Services for 7,700,000 shares of FastFunds common stock representing approximately 93% of FastFunds' outstanding common stock immediately following the Merger. In addition, we received warrants to purchase 800,000 shares of FastFunds common stock at an exercise price of $0.10 per share, expiring five years from the date of closing. In connection with the Merger, the FastFunds received $400,000 through the issuance of convertible promissory notes bearing interest at five percent per annum, which are convertible into 4,000,000 shares of their common stock upon the occurrence of certain future events. Unless earlier converted, any outstanding balance of principal and interest is due on April 14, 2007. In June 2004, $100,000 of principal of the convertible promissory notes was converted into 1,000,000 shares of common stock; and an additional $100,000 of principal of the convertible promissory notes was converted into 1,000,000 shares of common stock in August 2004. The remaining $200,000 of convertible promissory notes remains convertible into 2,000,000 shares of common stock upon the occurrence of certain future events. As of March 11, 2005, FastFunds had 10,413,627 shares of stock outstanding; therefore, we owned 74% of the outstanding common stock on that date.

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

Effective January 25, 2005, we effected a one-for-six shares reverse split of our common stock. As a result, all common share figures and related stock prices presented throughout this annual report for periods prior to January 25, 2005 have been restated to reflect the reverse stock split.

(b) Financial information about segments.

We currently operate in only one reportable business segment, cash disbursement services.

(c) Narrative description of business.

EQUITEX

We are a holding company that operates primarily through our majority-owned subsidiary, FastFunds Financial Corporation ("FastFunds"), a Nevada Corporation, and its operating subsidiary, Chex Services, Inc. ("Chex"), a Minnesota corporation, as well as our majority-owned subsidiary, Denaris Corporation ("Denaris"), a Delaware corporation. We also have run-off operations from our wholly owned subsidiary Nova Financial Systems, Inc., a Florida corporation. Our wholly-owned subsidiary, Key Financial Systems, Inc., a Florida corporation, ceased run-off operations in the fourth quarter of 2003. The business operation of each subsidiary is outlined more fully below.

FASTFUNDS FINANCIAL CORPORATION

FastFunds Financial Corporation's primary business is that of its wholly owned subsidiary, Chex. Chex was formed to provide comprehensive cash access services to casinos, and other gaming establishments, and to market its products a la carte to other establishments in the casino, entertainment, and hospitality industries. Chex's total funds transfer system allows casino patrons to access cash through check cashing, credit/debit card cash advances, automated teller machines and wire transfers. Chex's check and credit card advance systems compiles detailed demographic data about patrons that utilize these services. The collected patron demographic data is then provided to the casino operators and can be used in their marketing efforts.

As of February 1, 2005, Chex operates at 30 casino and gaming locations and 18 other retail establishments throughout the United States. At each of these locations Chex can provide any one or a combination of: check cashing;

credit/debit card cash advance systems; and ATM terminals. Chex either staffs the locations with its personnel or provides its products and services to the locations based upon the contract with the location.

Chex's services are provided pursuant to the terms of a financial services agreement entered into with the respective establishment. The agreement specifies which cash access services will be provided by Chex, the transaction fees to be charged by Chex to patrons for each type of cash access transaction, and the amount of compensation to be paid by Chex to the location. Pursuant to all of these agreements with the locations serviced, Chex maintains the exclusive rights (with rare exception) to provide its services for the term of the contract.

At each of the locations where Chex provides its cash access services, it must have sufficient cash available to process both check cashing and credit card advance transactions. Additionally, at each location where it operates ATMs, Chex must have sufficient cash available to replenish the ATM machines. The amount of cash required is dependent upon the transaction volumes of each product and the average dollar amount per transaction. To meet its cash needs, Chex arranges to have the cash it maintains on deposit delivered from a local bank as needed. If Chex is providing it's products to it's customers, then the customer is responsible for providing the cash to manage its operations. Chex has a treasury management account with Wells Fargo Bank that is set up to sweep all the local banking accounts each day in order to control, expedite, and realize economies of scale in their money management.

CREDIT/DEBIT CARD CASH ADVANCE SERVICES. Chex's credit/debit card cash advance services allow patrons to use their VISA, MasterCard, Discover, and American Express cards to obtain cash. The remote cash access terminals and other equipment used to provide credit/debit card advance services are provided by a vendor pursuant to cash advance service agreements between Chex and the vendor. Each of the agreements requires the vendor to supply, install and maintain, at the vendor's expense, the equipment and supplies necessary to operate the cash advance system. Chex has recently completed development of its own proprietary credit/debit card cash advance system (called CreditGuard(TM)) and began to retrofit all of its locations to enable them to use the new technology beginning in the second quarter of 2004. In addition, the Chex sales organization began marketing the CreditGuard product to the gaming and retail industry in 2004.

At the locations at which Chex provides credit card advance services, it pays the operator a commission for each completed credit card cash advance transaction. At locations, which utilize CreditGuard, casinos have the funds electronically transferred into their account, thus maximizing their cash position and expediting the float of funds. At the locations where we utilize third party vendors, under the terms of the vendor agreements, the vendor charges each patron completing a credit card advance transaction a service fee based on the cash advance amount and pays a portion of such service fee to Chex. The service fee and the credit card cash advance amount are charged against the credit card account of the location patron effecting the transaction and are deposited by the appropriate credit card company into the vendor's account. The vendor reimburses Chex for the advance amount, by check, and pays the commission due to Chex in the month following the month the transaction was completed.

Patrons may initiate a credit/debit card cash advance transaction at a remote credit card cash advance terminal (`kiosk") at Chex's teller facility. The kiosk consists of a credit/debit card reader with an integrated keypad and a digital display. The patron initiates the credit/debit card cash advance transaction by swiping the credit/debit card's magnetic strip through the card reader and then entering the amount of cash requested. The remote terminal automatically accesses the credit card company's authorization center for approval of the transaction. If the transaction is approved, a cash advance draft is automatically generated at the teller facility and the patron is directed to go to the teller facility to obtain the cash advance. At the teller facility, the employee verifies the patron's identity and performs certain other security measures gathering certain demographic information, including the patron's address and telephone number. The patron then endorses the back of the cash advance draft, initials the front of the draft acknowledging the service fee charge and receives the cash requested with a transaction receipt. The vendor, pursuant to the terms of the agreements with Chex, guarantees payment to Chex for all transactions that are processed in accordance with the procedures specified in the agreements.

For the year ended December 31, 2004, Chex processed approximately 256,000 credit/debit card transactions. These transactions totaled over $87 million in advances and earned fees of approximately $3,719,000.

CHECK CASHING SERVICES. Chex' check cashing services allow location patrons to access cash by writing a check to Chex at its teller facility staffed by employees of the company. Chex' employees conduct the authorization and verification process for check cashing transactions in accordance with detailed procedures developed by Chex to help minimize bad debt from returned checks. Chex' new product, ChexGuard(TM), developed with Wells Fargo Bank and VISA POS, electronically deposits the checks, and utilizes the VISA banking rail to verify that the account is open and that the funds written for the check amount are currently in the account. The funds are deposited into Chex's account the following day, thus significantly speeding up deposits into their account (compared to the manual deposit method) and decreasing overall bank charges. Chex has implemented ChexGuard in all of our locations and we are now marketing the product to potential customers in the retail, entertainment, and gaming industries.

Chex charges the customer a fee for cashing checks. The fee for personal checks ranges from 3% to 6% of the amount of the cashed check. At the locations where Chex provides check-cashing services, Chex pays the location operator a commission based upon the monthly amount of checks cashed. Chex also cashes other financial instruments, such as; money orders, government checks, payroll checks and insurance checks at varying service fee charges.

Chex's check cashing services benefit location operators by providing demographic information on the location's patrons, relieving the location of any risk and collection costs associated with returned checks and by allowing the location to focus on the aspects of the business that they do best.

Chex mitigates its potential for returned items by establishing check-cashing limits based on the customer's history at Chex locations. In addition, Chex utilizes its recently developed ChexGuard product to determine if a customer has a valid open account and whether the funds for the amount of the check written are currently in the account.

In the event a check is returned, Chex utilizes its own in-house collections department to pursue collection of returned checks. In September 2002, Chex incorporated this department as Collection Solutions, Inc. creating a separate wholly-owned stand-alone collections subsidiary intending to offer its services to customers other than Chex. During 2003, Chex shut down the operations of Collection Solutions but continues to operate its in-house collections department. For the year ended December 31, 2004, Chex collected fees of approximately $413,000 on returned checks.

For the year ended December 31, 2004, Chex cashed over $213 million in customer checks and earned fees of approximately $7,183,000 on these transactions.

ATM SYSTEMS. Under the terms of agreements with each processor, also known as a vendor, Chex receives a surcharge fee for each cash withdrawal and the vendor credits Chex' bank settlement account for each transaction, less any processing fees. The surcharge, which is a charge in addition to the cash advance, is made against the bank account of the patron effecting the transaction and is deposited in the vendor's account. The vendor reimburses Chex for the cash advance amount generally within two days of the transaction and pays the surcharge commission due Chex for each withdrawal either immediately or in the month following the month the transactions were completed. This variance in the timing of the surcharge payments is based upon the ATM processing agreements between Chex and its vendors. The Company generally passes on an agreed upon percentage of the surcharge commissions to the locations where the ATMs are placed. For the year ended December 31, 2004, Chex processed 2 million ATM transactions with $176 million in advances and earned fees or commissions of approximately $3,807,000.

STORED VALUE CARD. In August 2002, Chex executed an agreement with West Suburban Bank to issue stored-value cards. Under the terms of this agreement, Chex will primarily function as an independent marketing agent. The "FastFunds" Stored Value Card program allows customers to load money onto the "FastFunds" card that can be used at ATM's worldwide and at any location that accepts PIN based point of sale debit transactions. "FastFunds" current gaming customer base can load jackpot winnings on to the card, up to a maximum of $7,500 per day, which is less costly and more secure for gaming establishments and generally safer for the customers. Customers can also load money onto the card rather than leave the gaming establishment with a significant amount of cash winnings. Using two cards and transferring money from one card to the other also allows the card to be used for money remittance in a method that can be less expensive and more convenient than traditional remittance systems.

PREPAID PAYROLL CARD. Chex has been approved by Visa U.S.A. to market a prepaid payroll card program through West Suburban Bank to current and prospective clients. This program allows employees to have their payroll loaded onto the "PowerCash" payroll card, which they can then use at ATM's to make cash withdrawals or make purchases at any location that accepts debit and credit cards. In addition, the payroll card can be used as a virtual checking account for purposes such as bill payment. The PowerCash payroll card is targeted at employees who do not have checking accounts or do not prefer direct deposit.

In March 2003, Chex began marketing the PowerCash prepaid payroll card to employees of the gaming establishments in which Chex operates. By law, employers are generally required to offer to their employees at least one alternative to direct deposit for receiving their pay. To comply with this law, employers have traditionally offered costly manual checks. The PowerCash prepaid payroll card will allow employers to comply with the law with more ease and less cost. If requested by the employee, Chex can "load" the amount of the employee's pay, as reported by the employer, onto a card, which the employee may then utilize to draw down the balance like a debit card. Chex's PowerCash prepaid payroll cards are accepted by most merchants throughout the world. Chex receives a transaction fee each time the employee utilizes the card as well as half of the monthly maintenance fee. Because we believe this product can be utilized in a broad context, we intend to market this product outside of the gaming industry.

MARKETING AND SALES OF SERVICES. FastFunds' objective is to increase the number of locations at which Chex provides cash access services in the gaming industry. The company intends to pursue obtaining additional contracts with new casinos, existing casinos not currently contracting with a cash access provider and other existing casinos when such casino's current contracts with another cash access service provider are due to expire. At December 31, 2004, Chex had 30 contracts with casinos and other gaming establishments and 18 contracts with other retail establishments to provide varying levels of cash access services.

In furtherance of this objective to increase Chex's market share, FastFunds' marketing plan is designed to increase their profile in the casino industry. The marketing plan includes increasing direct personal contact with casino management personnel responsible for making decisions regarding cash access services, including the implementation of customer service workshops that are designed for the casino's employees. Chex has developed a network of associates in the casino industry who are able to refer casino management to Chex's services. Chex also advertises in trade publications, attends industry trade shows and distributes sales material to casino operators through direct mail.

SIGNIFICANT CUSTOMERS. For the year ended December 31, 2004, three of Chex's largest customers represented approximately 46% of the Company's revenues including approximately 22% from one customer (Potawatomi). While the Company and Chex strive to maintain good working relationships with contracted casinos and presently believe those relationships to be satisfactory, the loss of any of these casinos could adversely affect the Company's results of operations in future periods.

In January 2004, Chex received a termination notice from Native American Cash Systems Florida for their contract providing cash access services at five of the Seminole Tribe of Florida Tribal casino properties located throughout Florida. These locations accounted for $4,089,557 (22.6%) and $3,486,707 (17.8%) of our revenues for the years ended December 31, 2003 and 2002, respectively.

COMPETITION. FastFunds competes with a number of companies in their market niche. The other companies that offer full-service booth check-cashing operations are Game Financial Corporation, a subsidiary of Certegy, Inc., operating as GameCash; Global Cash Access, Inc., Cash Systems, Inc. and Americash. We also compete with a number of companies that offer ala carte credit card cash advance systems and ATMs to the gaming and hospitality industries which include Global Cash Access, Inc., Game Financial Corporation, Cash Systems, Inc., Cash & Win (through an alliance with Comerica Bank and NDC), Americash, and Borrego Springs Bank. With Chex's ChexGuard product, we compete in the gaming and retail markets with Telecheck, Checkwrite, SCAN and a number of other vendors for the check conversion, authorization, and guarantee business. Currently Global Cash Access, Inc. controls a majority of the cash advance business in the industry. The full booth cash access financial service centers located in gaming facilities are fairly equally split between, Chex, Cash Systems, Inc. and GameCash.

GOVERNMENT REGULATION. Many states require companies engaged in the business of providing cash access services or transmitting funds to obtain licenses from the appropriate state agencies. In this regard, state agencies have extensive discretion to deny or revoke licenses. Chex has obtained the necessary licenses and bonds to conduct business with the casinos where it currently operates, and the Company will be subject to similar licensing requirements as it expands operations into other jurisdictions (either through Chex or its other subsidiaries). As part of our application for licenses and permits, members of our board of directors (including the boards of directors of our subsidiaries), our officers and those of our subsidiaries, key employees (and those of our subsidiaries) and certain stockholders holding five percent or more of our stock may be required to submit to a personal background check. While there can be no assurance that we will be able to do so, we anticipate that we will be able to obtain and maintain the state licenses necessary for the conduct of our business.

Many suppliers to Native American casinos are subject to the rules and regulations of the local tribal gaming commission. These gaming commissions have authority to regulate all aspects of casino operations, including the selection of vendors (such as Chex) at their casinos. Some gaming commissions require vendors to obtain licenses and may exercise extensive discretion to deny or revoke licenses. Chex has obtained the necessary licenses or approvals from the appropriate tribal gaming commissions where it operates. While there can be no assurance that it will be able to do so, we anticipate that Chex will be able to obtain and maintain the tribal licenses and approvals necessary to conduct business.

Currently, a majority of locations where Chex provides its services are on tribal lands. Chex is licensed at many of the locations where it operates by the local tribal authority and/or various state licensing organizations. All of the tribes operate under various compacts negotiated with the states where they are domiciled. The Bureau of Indian Affairs, a division of the United States Department of Commerce, oversees the regulatory aspects of these compacts. If a tribe were found to be violating the regulations of the state compact, its gaming and entertainment locations could be closed down. Any such closures would likely have a materially adverse effect on the Chex's and the Company's business, growth, financial condition and results of operations. Furthermore, tribal adherence to the applicable provisions of state compacts is completely beyond the control of Chex or the Company.

Tribal governments enjoy a form of sovereign governmental immunity that is comparable to the immunity of states, local governments and the federal government. Like the federal government, tribal governments retain limited immunity in order to protect government funds and discretionary governmental functions from lawsuits and may limit the size of damages or claims. Tribes provide for insurance and limited waivers of their sovereign immunity, taking responsibility for the actions of tribal employees. Tribal sovereign immunity may limit our ability to pursue certain legal remedies should we believe that we have a claim against a tribal authority.

FastFunds' business may also be affected by state and federal regulations governing the gaming industry in general. Changes in the general approach to regulation of casino gaming could affect the number of new gaming establishments in which we may provide cash access services.

DENARIS

Denaris Corporation was formed on August 16, 2002 to develop and market a prepaid reloadable stored value card program. Stored value cards offer a convenient alternative to customers, particularly immigrants, who choose not to utilize traditional bank accounts due to language barriers and apprehension. Initially, Denaris intends to focus on the development of marketing programs targeting various immigrant populations that utilize international fund remittance services to transfer funds and other applicable markets targeting customers who have the need for a branded bank card, but do not qualify for a credit card. Additionally, we, in conjunction with Denaris and Paymaster Jamaica, Ltd, intend to market a proprietary stored value card program, with our initial focus on the international funds remittance business between the United States and Jamaica.

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

Once money is loaded onto a card, customers have immediate access to their funds wherever the card is accepted via ATM or Point of Sale retail locations. If a customer wishes to transfer funds to family or friends either nationally or internationally, they may purchase a second card that is sent to the recipient, which may be used to access the transferred funds for a minimal fee. Often these transfer fees are significantly lower than those charged by traditional money transfer services.

PAYMASTER JAMAICA AGREEMENT. In August 2002, we signed a Memorandum of Understanding ("MOU") with Paymaster Jamaica Ltd. headquartered in Kingston, Jamaica. Paymaster Jamaica commenced operations in October 1997, offering improved revenue collection and customer care facilities to businesses, institutions and consumers on the island of Jamaica. It offers its client companies a viable, cost effective alternative to retaining their own commercial offices. Paymaster Jamaica's clients include every local utility company, five remittance companies, select internet service providers and cable networks, among others. Paymaster Jamaica presently has over 700,000 consumer clients accessing services at approximately 100 service outlets processing over 450,000 transactions per month with average collections of Ja$1.7 billion (US$27 million). In addition to its bill payment services, Paymaster Jamaica offers cash remittance services affording its customers the convenience to send and receive all types of remittances nationally or internationally via cash or debit cards.

In 2002, Paymaster Jamaica executed a contract with the Jamaican Postal Service providing exclusive "transactions system rights" for twenty years throughout the 640 branch network, including the country's prime commercial areas. This agreement gives Paymaster Jamaica an exclusive right to provide its services at all post office locations throughout the island.

In 2002, under the terms of the MOU we advanced $500,000 capital advance to Paymaster Jamaica in exchange for a 10% promissory note. Under the terms of the Paymaster Jamaica note, Paymaster Jamaica may convert the amounts due under the capital advance into equity of a newly formed subsidiary, Paymaster Worldwide, which would then be jointly owned by Denaris and Paymaster Jamaica. Paymaster Worldwide is to franchise the Paymaster Jamaica business model to other markets initially in other Caribbean countries with the possibility of eventually going worldwide. The companies are currently renegotiating the aforementioned MOU.

During 2003, Denaris began designing a funds payment and transfer computer system which was tested and operated for a short period of time in certain of Paymaster's locations. Ultimately, Denaris' system will be capable of handling additional products and services that are similar in nature to Paymaster Jamaica's existing products as well as remittance and stored value products. Additional products intended to be supported by the proposed system will include bill payment transactions, cash transfer program, direct deposit of payroll to stored value cardholder accounts, and prepaid long distance and prepaid cellular products. The system has not been fully completed and was taken out of service in 2004. Currently, Denaris and Paymaster are working on enhancing the system and intend to redeploy it when completed.

Denaris is currently working with Paymaster in an effort to create a stored value card via a "closed loop" system whereby Paymaster's customers will be able to pay bills, have their payroll loaded onto the card, and receive money remittances.

Monies placed on the stored value accounts are to be deposited in a Denaris account, in good funds, prior to or simultaneous to the value being placed on the stored value card at a Paymaster Jamaica location. Deposits may include cash, government pension or benefits payments, or local and international remittances transferred to customer accounts. Authorization policies and procedures have been established to minimize fraudulent deposits or withdrawals. Denaris will bear fraud risk as long as established authorization policies and procedures are met. Paymaster Jamaica, and/or its subagents, will bear fraud risk for failure to follow procedures. Paymaster Jamaica will establish vault cash procedures that ensure that sufficient cash is available to pay out demands on the stored value accounts

A significant feature of the stored value card is the ability to transfer funds from card to card either locally, or internationally. Utilizing this feature, customers may transfer balances from one card to another, either locally, or internationally, with the funds being available to the transferee immediately. Transfers are made between two separate cards via a PIN based system. In addition, cardholders may use their card to pay bills with Paymaster Jamaica bill-pay clients, which include every local utility company, five remittance companies, select internet service providers and cable networks, among others.

OTHER BUSINESS OPPORTUNITIES. In September 2004, Equitex, through Denaris, executed a definitive agreement with Financial Freedom International ("Financial Freedom") of Orem, Utah to distribute Denaris' stored value card and payroll card products to Financial Freedom's customers. Under the terms of the agreement, Denaris will provide Financial Freedom stored value cards and payroll cards for Financial Freedom to market along with their current products. Financial Freedom is a provider of educational materials, software and services to consumers with troubled debt.

In October 2004, Denaris signed a marketing agreement with AmeriTech Advertising, Inc. ("AmeriTech") of Clearwater, Florida, to market Denaris' stored value card products via the Internet. AmeriTech is an Internet marketing company that maintains various databases and has relationships with other Internet marketing companies to which it markets products via the Internet. Under the terms of the agreement, AmeriTech is to make Denaris' stored value products available to its customers through a hot linked URL connection to a designated Denaris product website.

In September of 2004, Denaris signed a Distributor Agreement with Access Cash Systems (ACS), Inc. of Weston, Florida to market and sell ACS's card and program. This system will be utilized to service both the Financial Freedom and AmeriTech agreements. Denaris' website is currently being beta-tested and is planned for completion in the second quarter of 2005.

In August 2004, we, along with Denaris, executed a non-binding letter of intent to acquire Digitel Network Corporation, Platinum Benefit Group, Inc., National Business Communications, Inc., Personal Voice, Inc. and Private Voice, Inc. (collectively the "Companies") all based in Clearwater, Florida. The Companies design, develop and market stored value card programs as well as personal voice mail products through their call center operations. In conjunction with their stored value card products, the Companies offer the Platinum Benefit Group premium service that includes vehicle roadside assistance, a prescription discount program, a dental care discount program, a registered nurse hotline and a family legal plan. The Companies also offer personal voice mail services through Personal Voice, Inc. and Private Voice, Inc. Completion of these acquisitions is subject to further due diligence by both parties, negotiation and execution of a definitive agreement, necessary state or federal regulatory approvals, board of director approval and any necessary stockholder approvals.

COMPETITION. Currently many large financial institutions and funds transfer services are offering stored value cards, which compete directly with Denaris' products. In addition, Denaris competes with major funds transfer services which include Western Union and other similar companies operated by multi-national corporations with resources substantially more significant than those of Denaris.

GOVERNMENT REGULATION. Denaris operations are regulated by individual state money transmitter licensing requirements and we may be required to obtain and maintain licenses to do business in certain states. Denaris also may be subject to certain federal and international anti-money laundering laws.

Many states have licensing laws and other regulatory requirements relating to money transfers. Such licensing laws may require regulatory approval of agents, business forms, customer disclosures and require periodic reports by a licensee, in addition to possible net worth requirements. Many states also require compliance with federal and/or state anti-money laundering laws and regulations.

Denaris' money transfer programs are subject to regulation by the United States including provisions of the USA Patriot Act of 2001 and other similar federal programs administered by the Treasury Department. These regulations include anti-money laundering laws and regulations relating to foreign money transfers and may prohibit or restrict transactions to or from, or dealings with, specified countries, their governments, or certain of their nationals including individuals and entities designated as narcotics traffickers and terrorists or terrorist organizations. Money transfer companies may be required to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and maintain transaction records.

In addition, money transfer businesses may be subject to some form of regulation in many foreign countries and territories in which such services are offered.

KEY FINANCIAL SYSTEMS AND NOVA FINANCIAL SYSTEMS

Key Financial Systems, Inc. and Nova Financial Systems, Inc. are Florida corporations formed in June 1997 and September 1998, respectively. Both companies were formed to design, market and service credit card products aimed at the sub-prime market consisting mainly of consumers who may not qualify for traditional credit card products. Nova processes payments on a single remaining portfolio which provides the company with "run-off" operations. Key Financial Systems ceased "run-off" operations in the fourth quarter of 2003 with the closing of its only portfolio. As a result, Key Financial Systems operations for the years ended December 31, 2004, 2003 and 2002 have been presented as discontinued operations in our financial statements as described more fully in
Note 3 to the financial statements accompanying this report.

At the close of business on March 1, 2002, the Office of the Comptroller of the Currency closed Net First National Bank, the sole issuing bank for the Pay As You Go credit card program, and appointed the Federal Deposit Insurance Corporation ("FDIC") as receiver. Subsequent to the closure, the FDIC informed the Pay As You Go credit card cardholders that their accounts were being closed and any monies due refunded. As a result, Key Financial Systems immediately suspended marketing the Pay As You Go credit card. In May 2002, Key Financial Systems filed a claim with the FDIC for all funds due from Net First National Bank to Key Financial Systems under the credit card program agreement through the date federal banking regulators closed Net First. The total amount of the claim was $4,311,027. As of December 31, 2002, Key Financial Systems and Nova had ceased business operations, however, Nova continues to receive residual payments on approximately 1,600 cards still active in the Merrick Bank portfolio at December 31, 2004, down from approximately 2,000 at December 31, 2003 and 4,000 at December 31, 2002. The Merrick Bank portfolio should continue to see a decline in active accounts in 2005. Effective October 2003, Key Financial Systems ceased operating a second card portfolio previously operated through KBank as only three cards remained active. Key Financial Systems and KBank terminated the Credit Card Program Agreement on March 31, 2004.

EMPLOYEES

Equitex currently employs four full-time employees. Chex employs 11 full-time employees at its corporate office, 8 employees in home offices, and 101 full-time and 25 part-time employees at its casino locations. FastFunds has two employees and its FastFunds International Limited subsidiary employs three full-time employees. Denaris, Key Financial Systems and Nova currently have no employees other than their officers and directors.

(d) Financial information about geographic areas.

FastFunds International, Inc., a wholly-owned subsidiary of our majority-owned subsidiary FastFunds Financial Corporation, with operations principally based in London, has long-lived assets of $158,914 consisting primarily of computer hardware and software.


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

Effective April 1, 2004, Equitex also leases four executive office suites from an unaffiliated third party in West Palm Beach, Florida for $3,710 per month. This lease expired on March 31, 2005 but was extended until April 30, 2005.

Chex leases approximately 3,300 square feet for its executive office in Minnetonka, Minnesota, which is adequate for its current needs. The current minimum lease payment is $6,000 per month through March 31, 2006, when it expires. Pursuant to the terms of the lease, Chex is also responsible for its pro-rata share of taxes, operating expenses and improvement costs.

Beginning in July 2004, FastFunds International Limited began to lease office space in London for approximately $6,800 per month, including taxes. The lease expires in July 2005. In addition, in August 2004, FastFunds International, Inc. began to lease office space in Chicago, Illinois for $6,000 per month on a month-to-month basis. Effective March 2005, FastFunds International, Inc. terminated the Chicago lease.


ITEM 3. LEGAL PROCEEDINGS.

In August 2000, William G. Hays, Jr., liquidating agent for RDM Sports Group, Inc. and related debtors, filed an adversary proceeding against us, Smith Gambrell and Russell, LLP, David J. Harris, P.C. and David J. Harris, in the United States Bankruptcy Court for the Northern District of Georgia, Newnan Division, Adversary Proceeding No. 00-1065. The liquidating agent alleges that we breached our October 29, 1987, consulting agreement with RDM, breached fiduciary duties allegedly owed to RDM, and that we are liable for civil conspiracy and acting in concert with directors of RDM. The liquidating agent is seeking unspecified compensatory and punitive damages, along with attorney's fees, costs and interest. On April 2, 2001, the court granted our motion to enforce the arbitration clause contained in the consulting agreement. The liquidating agent has not commenced an arbitration proceeding. In connection with the distribution of our assets and liabilities to Equitex 2000, Inc. on August 6, 2001, Equitex 2000 has agreed to indemnify us and assume defense in this matter, as well as certain other legal actions existing at August 6, 2001. In November 2003, Equitex reached a settlement agreement with the liquidating agent pursuant to which Equitex paid sum of $400,000, in exchange for the dismissal of the adversary proceeding and the execution of a mutual release of claims by both parties.

On November 3, 2003, Equitex, along with its then wholly-owned subsidiary Chex, executed a Stock Purchase Agreement (the "Stock Purchase Agreement") with iGames, Inc, and Money Centers of America which contemplated iGames, Inc.'s acquisition of Chex. This Stock Purchase Agreement was terminated on March 12, 2004.

On or about March 15, 2004, iGames, Inc. commenced a lawsuit against Equitex and Chex alleging breach of the Stock Purchase Agreement. This lawsuit was later voluntarily withdrawn by iGames, Inc. However, on March 16, 2004, Chex commenced a lawsuit in Hennepin County, Minnesota against iGames, Inc. demanding repayment of the $2,000,000 principal balance, accrued interest and other fees, plus payment of $1,000,000 as additional interest (as expressly provided under the note) due from iGames, Inc. under a term promissory note delivered by iGames, Inc. in favor of Chex in connection with the Stock Purchase Agreement (the "iGames Note").

On March 23, 2004, Chex commenced a lawsuit in Delaware state court (New Castle County) against iGames, Inc. seeking payment of the $1,000,000 termination fee expressly provided for under the Stock Purchase Agreement, including related costs.

On March 24, 2004, iGames commenced a lawsuit in United States District Court for the District of Delaware against Equitex and Chex alleging express and implied breaches of the terms of both the Stock Purchase Agreement and the iGames Note, and that both Equitex and Chex had tortuously interfered with iGames' business relationship with one of its lenders. In sum, iGames has asserted that it is entitled to approximately $3.3 million in damages, which includes the termination fee provided for under the Stock Purchase Agreement, consequential and punitive damages due to our alleged actions and related attorneys fees.

On September 13, 2004, the three existing legal actions summarized above were consolidated in the United States District Court for the District of Delaware and are proceeding in the normal course of litigation. We are confident that our claims in litigation will be upheld and believe that the various claims made by iGames lack merit. While the ultimate outcome of these lawsuits cannot presently be predicted, we intend to vigorously prosecute our claims and defend against iGames' claims.

We are also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on our consolidated results of operations, financial position or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On January 4, 2005, we completed our Annual Meeting of Stockholders, which was initially convened and adjourned on December 27, 2004, where our stockholders re-elected each of four incumbent directors. The votes were cast as follows:

                                                    For                 Withheld
                                                 ---------              --------
        Henry Fong                               4,915,695               87,545
        Russell L. Casement                      4,914,222               89,018
        Aaron Grunfeld                           4,915,337               87,903
        Michael S. Casazza                       4,914,430               87,143

Additionally, the following three proposals were presented and voted upon at the meeting, and approved by our stockholders, with the votes cast as follows:

To ratify and confirm the stockholders' prior approval of an amendment to Paragraph Four of our Certificate of Incorporation to effect a one-for-six share reverse split of our common stock.

                                          For           Against          Abstain
                                       ---------        -------         --------
        Shares voted                   4,925,829         56,244          21,167

The approval of our issuance of common stock upon conversion of presently unconverted Series D 6% Convertible Preferred Stock, Series G 6% Convertible Preferred Stock and Series I 6% Convertible Preferred Stock, to the extent such issuance exceeds 20% of our common stock outstanding as of the dates any such preferred shares were issued, or upon conversion of a new series of preferred stock to be issued in exchange for such preferred shares.

                                          For           Against          Abstain
                                       ---------        -------         --------
        Shares voted                   2,903,682         75,929          21,032

To ratify the appointment of GHP Horwath, P.C. (f/k/a Gelfond Hochstadt Pangburn, P.C.) as the independent auditors of the Registrant for the year ending December 31, 2004.

                                          For           Against          Abstain
                                       ---------        -------         --------
        Shares voted                   4,946,080         21,900          35,260

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information.

Our common stock trades on the Nasdaq SmallCap Stock Market under the symbol EQTX. The table below states the quarterly high and low last sale prices for the common stock as reported by The Nasdaq Stock Market, and represents actual high and low last sale prices. On January 25, 2005, we completed a one-for-six share reverse split of our common stock for stockholders of record on January 24, 2005. Accordingly, each of the high and low last sale prices below has been restated to account for the reverse stock split.

                                                  Last Sale
                                     -------------------------------------
      Quarter ended                       High                   Low
      -------------------            ---------------         -------------

      2003
      March 31, 2003                     $5.40                  $2.46
      June 30, 2003                       7.20                   3.54
      September 30, 2003                  6.90                   5.52
      December 31, 2003                   9.60                   5.22

      2004
      March 31, 2004                     $8.52                  $5.64
      June 30, 2004                       6.60                   5.22
      September 30, 2004                  5.76                   3.24
      December 31, 2004                   3.81                   2.46

(b) Holders.

The number of record holders of our common stock as of March 31, 2005 was approximately 2,200 according to our transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name.

(c) Dividends.

On February 8, 2005, we, pursuant to a Warrant Agreement by and between us and Corporate Stock Transfer, as warrant agent, dated February 7, 2005 (the "Warrant Agreement"), distributed as a dividend to our stockholders of record as of February 7, 2005 (the "Record Date") two classes of warrants to purchase Equitex common stock: Common Stock Class A Redeemable Warrants (the "Class A Warrants") and Common Stock Class B Redeemable Warrants (the "Class B Warrants"). Stockholders as of the Record date received one Class A Warrant and one Class B Warrant for every two shares of common stock held of record on the Record Date, and were sent materials necessary for them to receive certificates representing the Dividend Warrants. In the aggregate, we distributed 3,046,038 Class A Warrants and 3,046,038 Class B Warrants.

Each Class A Warrant gives its holder the right to purchase one share of our common stock at an exercise price of $3.06, until February 7, 2010, upon compliance with and subject to the conditions set forth in the Warrant Agreement, including the effectiveness of a registration statement under the Securities Act of 1933 (the "1933 Act") filed with the Securities and Exchange Commission covering the common stock issuable upon exercise of such warrants. Each Class B Warrant gives its holder the right to purchase one share of our common stock at an exercise price of $6.12, until February 7, 2010, upon compliance with and subject to the conditions set forth in the Warrant Agreement, including the effectiveness of a registration statement under the 1933 Act filed with the Securities and Exchange Commission covering the common stock issuable upon exercise of such warrants. As of the filing of this report, the registration statement had not been filed and declared effective.

The Class A Warrants may be redeemed at our option, at any time when the per-share closing bid price of the common stock exceeds $7.02 for a period of 15 consecutive trading days, and at a redemption price equal to $.0001 per Class A Warrant (subject to a minimum redemption price of $.01 for all Class A Warrants of any particular holder). The Class B Warrants may be redeemed at the option of the Company, at any time when the per-share closing bid price of the common stock exceeds $9.00 for a period of 15 consecutive trading days, on notice as set forth in the Warrant Agreement, and at a redemption price equal to $.0001 per Class B Warrant (subject to a minimum redemption price of $.01 for all Class B Warrants of any particular holder). No class of Dividend Warrants may be redeemed by the Company unless the shares of common stock issuable upon exercise of such class of Dividend Warrants has been registered under the 1933 Act with the Securities and Exchange Commission or are otherwise freely tradable.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

We have the following securities authorized for issuance under our equity compensation plans as of December 31, 2004, including options outstanding or available for future issuance under our 1993 Stock Option Plan for Non-Employee Directors, 1999 Stock Option Plan and our 2003 Stock Option Plan.

                      Equity Compensation Plan Information

                                                                          Number of securities
                                                                          remaining available
                                                                          for future issuance
                          Number of securities      Weighted-average          under equity
                            to be issued upon      exercise price of       compensation plans
                               exercise of            outstanding        (excluding securities
                          outstanding options,     options, warrants      reflected in column
     Plan category         warrants and rights         and rights                 (a)
------------------------- ----------------------  ---------------------  -----------------------
                                   (a)                    (b)                     (c)
------------------------- ----------------------  ---------------------  -----------------------
Equity compensation                     622,784                 $10.56                        0
plans not approved by
security holders
                          ----------------------  ---------------------  -----------------------
  Total                                 622,784                 $10.56                        0
                          ======================  =====================  =======================

ITEM 6. SELECTED FINANCIAL DATA.

The following table contains selected financial data of Equitex for the previous five years. On August 6, 2001, we completed the distribution of all of our assets to Equitex 2000, and Equitex 2000 assumed all of our liabilities. Immediately following this transaction, we completed the acquisitions of Key Financial Systems and Nova Financial Systems, which were recorded as reverse acquisitions. The selected financial data presented for the year ended December 31, 2001 are those of Key Financial Systems and Nova financial Systems presented on a consolidated basis with those of Equitex for the period from August 6, 2001 through December 31, 2001 as well as those of Chex Services for the month of December 2001. The selected financial data presented for the years ended December 31, 2000, 1999 and1998, are those of Key Financial Systems and Nova

Financial Systems on a combined basis. In the fourth quarter of 2003, Key Financial Systems ceased "run-off" operations and Key Financial Systems operations for all periods presented into a one-line presentation and are included in "Income (loss) from discontinued operations".

In light of the foregoing, the historical data presented below is not indicative of future results. You should read this information in conjunction with the audited consolidated/combined financial statements of the Company, including the notes to those statements (Item 8), and "Management's Discussion and Analysis of Financial Conditions and Results of Operations (Item 7) that follows.

------------------------------------ -------------- -------------- --------------- -------------- ---------------
                                         2004           2003            2002           2001            2000
------------------------------------ -------------- -------------- --------------- -------------- ---------------
Revenues                               $15,493,991    $18,516,041     $20,461,976     $3,144,479      $4,554,266
------------------------------------ -------------- -------------- --------------- -------------- ---------------
Income (loss) from continuing
   operations                          (7,447,999)    (4,501,384)     (1,390,600)    (1,915,781)         575,937
------------------------------------ -------------- -------------- --------------- -------------- ---------------
Income (loss) from discontinued
   operations, net of income taxes         (9,984)       (75,841)     (2,928,400)        884,412       2,980,783
------------------------------------ -------------- -------------- --------------- -------------- ---------------
Net income (loss)                      (7,457,983)    (4,577,225)     (4,319,000)    (1,031,369)       3,556,720
------------------------------------ -------------- -------------- --------------- -------------- ---------------
Net income (loss) applicable to
   common stockholders                 (7,684,023)    (5,156,075)     (4,439,580)    (4,196,369)       3,556,720
------------------------------------ -------------- -------------- --------------- -------------- ---------------
Basic & diluted net income (loss)
   per common share
------------------------------------ -------------- -------------- --------------- -------------- ---------------
  Continuing operations                     (1.36)         (1.04)          (0.40)         (2.35)            0.39
------------------------------------ -------------- -------------- --------------- -------------- ---------------
  Discontinued operations                        *         (0.02)          (0.77)           0.42            2.01
------------------------------------ -------------- -------------- --------------- -------------- ---------------

------------------------------------ -------------- -------------- --------------- -------------- ---------------
Total assets                            24,217,706     26,257,750      27,431,748     35,349,155       7,163,464
------------------------------------ -------------- -------------- --------------- -------------- ---------------
Total long-term liabilities              3,044,016         37,243         240,629        232,200               -
------------------------------------ -------------- -------------- --------------- -------------- ---------------
Convertible preferred stock              2,378,000      2,378,000       4,015,000      4,285,000               -
------------------------------------ -------------- -------------- --------------- -------------- ---------------
Cash dividends                                   -              -               -      2,000,000       4,225,000
------------------------------------ -------------- -------------- --------------- -------------- ---------------

* Amount is less than (0.01) per share


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2004, 2003 and 2002. The financial statements presented for the three years ended December 31, 2004 are those of Equitex along with its subsidiaries FastFunds Financial Corporation, Key Financial Systems, Nova Financial Systems and Denaris Corporation. In the fourth quarter of 2003, Key Financial Systems ceased "run-off" operations and Key Financial Systems operations for all periods are presented in a one-line presentation and are included in "Loss from discontinued operations".

In light of the foregoing, the historical data presented below is not indicative of future results. You should read this information in conjunction with the audited consolidated financial statements of the Company, including the notes to those statements (Item 8), and the following "Management's Discussion and Analysis of Financial Conditions and Results of Operations.

(a) Liquidity and Capital Resources.

For the year ending December 31, 2005, we presently anticipate our liquidity and capital resource needs may not be satisfied from cash flows generated from our operating activities within our FastFunds subsidiary.

In March 2004, we issued $5,000,000 of convertible promissory notes (the "Notes") from Pandora Select Partners, LP and Whitebox Hedged High Yield Ltd. (the "Lenders"). The Notes carry an interest rate of 7% per annum with a 45 month term. Months one through three required interest only payments and beginning in month four, the principal and interest payments began amortizing over a 42 month period. The Notes are senior to all other debt of both us and Chex. The proceeds were loaned by us to Chex under terms identical to those contained in the Notes. The Notes are collateralized by all of the assets of Chex, our stock ownership in Chex and the promissory note between us and Chex.

The Notes are convertible into our common stock at $8.10 per share up to an amount equal to 4.99% of our outstanding common stock. In June 2004, we reduced the conversion price to $6.885 per share. We have the right to make any monthly payment of principal and interest in our registered common stock. The common stock will be issued based on 85% of the average bid price for the 20 trading days prior to the payment due date. The maximum number of shares that can be delivered as payment will equal 10% of the average monthly trading volume for the month prior to the payment due date. We may also issue common shares each month in an amount not to exceed 10% of the prior month's total share volume up to a value of $100,000 as payment to be applied to the outstanding principal balance.

The Notes contain certain anti-dilution provisions requiring us to pay Lenders the pro-rata number of shares Lenders would receive in any spin-off or dividend from the Registrant as if the remaining principal balance under the Notes were fully converted at $6.885 per share. The dividend shares shall be segregated may be liquidated at the discretion of Lenders. At the end of each quarter, 85% of the proceeds will be applied to the principal balance so long as we are current in our monthly principal and interest payments.

In December 2004, FastFunds closed on the sale of $1,774,064 of unsecured convertible promissory notes (the "Convertible Notes") with various investors, in a private placement made under Section 4(2) of, and Regulation D under, the Securities Act of 1933. The Convertible Notes accrue interest at a rate of 9.5% per annum, have a 9-month term, and are convertible at the holder's option (including any unpaid interest) into shares of FastFunds common stock at a rate of $1.00 per share for a three-year period commencing on the due date. The Convertible Notes may be prepaid at any time, in whole or in part and from time to time, without premium or penalty, so long as at least 50% of the outstanding amount due on the Whitebox Notes discussed above have then been paid. At this time it is uncertain whether FastFunds will prepay the Convertible Notes. In connection with the sale and issuance of the Convertible Notes, investors also received warrants to purchase an aggregate of 1,774,064 shares of FastFunds common stock at an exercise price of $2.00. FastFunds paid an aggregate of $137,925 to two advisory firms in connection with the transaction, which was recorded as deferred loan costs and are being amortized over the nine-month term of the Convertible Notes. Accordingly, $14,261 is included in general and administrative expense for the year ended December 31, 2004.

For the year ended December 31, 2004, net cash used in operating activities from continuing operations was $3,299,299 compared to $1,397,642 for the year ended December 31, 2003, an increase of $1,901,657. The most significant portion of this change was the increase in the net loss of $2,880,758 during the year ended December 31, 2004.

The increase in the net loss was attributable to the decrease in the gross margin for Chex by approximately $1,448,000 during the year ended December 31, 2004, significantly due to the loss of the five location contracts (discussed in further detail below). Additionally, other operating expenses increased approximately $778,000 due to FastFunds and its newly formed wholly-owned subsidiary, FastFunds International, Ltd. start-up operations included in the year ended December 31, 2004.

Non-cash adjustments to the current year's results were approximately $4,500,000, mostly comprised of depreciation and amortization of $1,415,853, non-cash interest expense of $477,702 related to warrants and beneficial conversion features on convertible promissory notes, an increase in the deferred tax asset valuation allowance of $1,380,000, stock-based compensation of $659,302 and provision for loan losses of $528,205 compared to total non-cash adjustments of approximately $1,981,000, mostly comprised of $1,119,446 and $355,000, respectively, for depreciation and amortization and stock-based compensation for the year ended December 31, 2003.

Cash used in investing activities from continuing operations for the year ended December 31, 2004 was $2,469,621 compared to $986,159 for the year ended December 31, 2003. Cash used in 2004 investing activities was primarily attributable to $2,041,773 of advances on notes receivable (of which $2,000,000 was advanced to iGames) and purchases of furniture, fixtures and equipment of $555,082, offset by repayments received on notes receivables, including related parties of $114,055. The 2003 cash used in investing activities was comprised of $1,119,416 of advances on notes receivable, including related parties, and purchases of furniture, fixtures and equipment of $422,544, offset by repayments of related party notes receivables of $558,666.

Cash provided by financing activities from continuing operations for the year ended December 31, 2004 was $4,973,427 compared to $1,354,339 for the year ended December 31, 2003. The cash provided for the year ended December 31, 2004, was primarily a result of the Company receiving net proceeds of $3,731,711 from the issuances and payments of various debt instruments, as well as receiving $919,514 upon the sale of 228,050 shares of treasury stock by Chex. In addition, the Company received $235,827 upon the exercise of options and warrants, and $200,000 received on a stock subscription receivable. Chex also purchased shares for treasury for $113,625. The net proceeds provided by these financing activities of $4,973,427 were primarily utilized to fund the Company's operations, including operations of FastFunds International.

The significant financing activity from continuing operations for the year ended December 31, 2003, included the Company receiving $1,628,117 from the exercise of warrants and the sale of 37,667 shares of treasury stock by Chex for $352,002. The Company received proceeds of $1,980,000 upon the issuance of notes payable and repaid $3,769,564 of notes payable (related parties and other) and also paid $1,000,000 on its line of credit. During the year ended December 31, 2003, the Company also redeemed 90 shares of its Series I Preferred Stock for $122,776 in cash.

Net cash used in discontinued operations was $37,925 for the year ended December 31, 2004 as compared to $222,122 for the year ended December 31, 2003. The decrease in cash used in discontinued operations is the result of Key ceasing its run-off operations during the fourth quarter of 2003.

For the year ended December 31, 2004, cash decreased by $834,334 compared to a decrease of $1,251,584 for the year ended December 31, 2003. Ending cash at December 31, 2004, was $8,389,686 compared to $9,224,020 at December 31, 2003.

Other sources available to us that we may utilize include the sale of equity securities through private placements of common and/or preferred stock as well as the exercise of stock options and/or warrants, all of which may cause dilution to our stockholders. We may also be able to borrow funds from related and/or third parties.

Contractual obligations for future payments under existing debt and lease commitments at December 31, 2004, were as follows:

CONTRACTUAL OBLIGATION              LESS THAN                         MORE THAN
                            TOTAL    ONE YEAR   1-3 YEARS   3-5 YEARS  5 YEARS
----------------------- ----------- ----------- ----------- ---------- -------
Notes payable(1)        $11,681,321 $11,681,321
Convertible promissory
   notes(2)               1,774,064   1,774,064
Long-term debt(3)         4,558,279   1,352,623 $3,205,656
Operating lease
   obligations              169,787      85,539     84,248
                        ----------- ----------- ----------- ---------- -------
Total                   $18,183,451 $14,893,547 $3,289,904
                        =========== =========== =========== ========== =======

(1) Notes are unsecured, mature various dates through December 2005, renewable, subject to repayment with 90-day notice from noteholder.

(2) Convertible promissory notes excludes the reduction of $1,588,729 to the carrying value of the notes for beneficial conversion features associated with the notes that are included in the Company's balance sheet as of December 31, 2004.

(3) Long-term debt excludes the reduction of $368,833 to the carrying value of the notes that are included in the Company's balance sheet as of December 31, 2004.

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

We believe that the following are some of the more critical accounting policies that currently affect our financial condition and results of operations:

  1)   accounts and notes receivable;
  2)   returned checks;
  3)   stock based compensation;
  4)   litigation;
  5)   income taxes, deferred taxes;
  6)   goodwill and other intangible assets; and,
  7)   revenue recognition

RECEIVABLES

ACCOUNTS RECEIVABLE

Accounts receivable arise primarily from fees from credit card and ATM advances provided at casino locations. Concentrations of credit risk related to the fees from credit card and ATM advances are limited to the credit card and ATM processors who remit to the Company our share of fees earned. The Company believes these processors are financially stable and no significant credit risk exists with respect to accounts receivable arising from the fees for ATM and credit card advances. The allowance for doubtful accounts was $65,000 at December 31, 2004. No allowance was considered necessary on these receivables at December 31, 2003.

NOTES RECEIVABLE

We have made advances to various third parties, as well as officers, affiliates and employees of the Company and its subsidiaries under various loan agreements. The advances made to officers of Chex ("Officer's Loans") were made prior to the acquisition of Chex by Equitex in December 2001. The Officer's Loans have a face value of approximately $1,971,000 as of December 31, 2004, that is collateralized by Equitex common stock, including registered and unregistered shares. The Company's allowance for doubtful notes receivable is adjusted based on the value of the underlying collateral. Due to the level of risk associated with our common stock, it is reasonably possible that changes in the value of the common stock will occur in the near term and that such changes could materially affect the value of the collateral underlying the notes. After all attempts to collect a note receivable have failed, the note receivable is written-off against the allowance. Based on management's evaluation of repayment intentions, $485,936 of this amount has been presented as a reduction in stockholders' equity at December 31, 2004. The allowance for doubtful notes receivable was $1,279,300 and $1,053,300 as of December 31, 2004 and 2003,
respectively.

The Company establishes an allowance for losses on other notes receivable through a provision for losses charged to expense. The allowance is an amount management believes will be adequate to cover estimated losses, based on an evaluation of the collectibility of the notes receivable. The allowance for doubtful notes receivable on loans made to other than officers was approximately $646,500 and $410,000 at December 31, 2004 and 2003, respectively.

RETURNED CHECKS

We charge operations for potential losses on returned checks in the period such checks are returned, since ultimate collection of these items are uncertain. Recoveries on returned checks are credited in the period when the recovery is received.

In September 2003, Chex cashed checks totaling $606,316 from one customer that were returned for insufficient funds. In March 2004, Chex received a non-interest bearing, promissory note from this customer (see Note 5 to the consolidated financial statements included in this report). Based on an imputed interest rate of 12%, a discount of $256,316 was charged to operating expense in 2003. Based on management's evaluation of the note during the fourth quarter of 2004 an allowance of $236,500 was recorded against this note. We believe the remaining balance of $100,000 is collectible based upon collateral pledged in connection with the note.

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

In December 2004, the FASB issued SFAS No. 123(R) Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Management is evaluating the provisions of this standard. Depending upon the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company's financial position and results of operations.

LITIGATION

We are currently involved in certain legal proceedings, as described in Note 11 to the consolidated financial statements included in this report.

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

During the quarter ended June 30, 2004 management assessed the realization of its deferred tax assets. Based on this assessment it was determined to be more likely than not that the Company's deferred tax assets will not be realizable, and the Company determined that a valuation allowance was required. Accordingly, the Company's valuation allowance was increased by $1,380,000, which resulted in an increase to the provision for income taxes of the same amount.

A valuation allowance has been provided to reduce the deferred tax assets, based on management's estimate of the assets' realizibility. We increased the valuation allowance by $1,380,000 in 2004, based on these estimates. Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

We have significant intangible assets on our balance sheet that include goodwill and other intangibles related to the acquisition of Chex. The valuation and classification of these assets and the assignment of useful amortization lives involves significant judgments and the use of estimates. The testing of these intangibles under established account guidelines for impairment also requires significant use of judgment and assumptions. Our assets are tested and reviewed for impairment on an ongoing basis under the established accounting guidelines. Changes in business conditions could potentially require future adjustments to asset valuations.

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

We evaluate long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review of recoverability, we estimate future cash flows expected to result from the use of the asset and its eventual disposition. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management's subjective judgments. The time periods for estimating future cash flows is often lengthy, which increases the sensitivity to assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate of future cash flows. At December 31, 2004, based on tests performed, management believes no impairment has occurred.

REVENUE RECOGNITION

Revenue is recognized from financial services at the time the service is provided. Revenues are derived from check cashing fees, credit and debit card advance fees and ATM surcharge and transaction fees.

In general, check cashing fees are comprised of a fee based upon a percentage of the face amount of total checks cashed, and is recognized at the point a transaction is generated by the casino cage.

Credit and debit card advance fees are comprised of the fee charged to patrons for credit and debit card cash advances and is recognized at the point a transaction is generated by the casino cage for the patron's transaction or cash is dispensed from an ATM.

ATM surcharge and transaction fees are comprised of upfront patron transaction fees or surcharges assessed at the time the transaction is initiated and a percentage of interchange fees paid by the patron's issuing bank. These issuing banks share the interchange revenue with the Company. Upfront patron transaction fees are recognized when a transaction is initiated, and interchange revenue is recognized on a monthly basis based on the total transactions occurring during the month.

RESULTS OF CONTINUING OPERATIONS

Financial statements for the years ended December 31, 2004, 2003 and 2002 report the Registrant's Key Financial Systems Financial Systems subsidiary as discontinued operations (see Note 3 to the Company's consolidated financial statements).

RESULTS OF CONTINUING OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004 VS. DECEMBER 31, 2003

REVENUES

Consolidated revenues for the year ended December 31, 2004 were $15,493,991 compared to revenues of $18,516,041 for the year ended December 31, 2003.

REVENUE BY SUBSIDIARY

                                               2004                  2003
                                         -----------------     -----------------
FastFunds Financial Corporation              $15,233,735           $18,100,788
Nova Financial Services                          260,256               415,253
                                         -----------------     -----------------
                                             $15,493,991           $18,516,041
                                         =================     =================

FASTFUNDS FINANCIAL REVENUES

Revenues for the year ended December 31, 2004 were $15,233,735 compared to revenues of $18,100,788 for the year ended December 31, 2003.

In January 2004, Chex was advised that 5 existing casino locations were terminating the agreements for Chex to provide its services. These locations accounted for $4,089,557 in revenues for the year ended December 31, 2003. Accordingly, Chex experienced a decline in 2004 revenues due to the loss of these contracts and the absence until the third quarter of 2004, of any significant new contracts to replace the revenues lost. In the third quarter, Chex entered into new contracts resulting in approximately $778,000 of revenues for 2004. Management estimates that these new contracts will provide approximately $2,200,000 of revenues during fiscal year 2005.

Chex Services recognizes revenue at the time certain financial services are performed. Revenues are derived from check cashing fees, credit and debit card advance fees, and automated teller machine ("ATM") surcharge and transaction fees. Chex revenues were comprised of:

                                         2004                                                  2003
                   --------------------------------------------------   --------------------------------------------------
                      Number of         Dollars          Earned            Number of         Dollars           Earned
                    Transactions        Handled         Revenues         Transactions        Handled          Revenues
                   ---------------- ---------------- ----------------   ---------------- ----------------- ---------------
Personal checks            674,195     $125,011,732       $6,361,227            796,594      $157,086,984      $8,027,449
"Other" checks             261,662       88,555,373          822,140            373,869       149,762,190       1,061,680
Credit cards               219,354       76,272,507        3,544,278            368,922       125,955,019       4,819,287
Debit cards                 36.442       11,201,804          174,592             65,141        23,785,520         451,503
ATM                      2,008,275      176,176,451        3,807,382          3,620,947       353,699,208       3,178,163
NSF Collection
  Fees                           -                -          413,142                  -                 -         510,375
Other                            -                -          110,974                  -                 -          52,331
                   ---------------- ---------------- ----------------   ---------------- ----------------- ---------------
                         3,199,928     $477,217,867      $15,233,735          5,225,473       810,288,921     $18,100,788
                   ================ ================ ================   ================ ================= ===============

In July 2004, Chex began to use its own proprietary credit and debit cash advance platform to process cash advance transactions. Chex anticipates that by April 2005 all of its customers will be utilizing the proprietary product. Management expects that this will have the effect of increasing revenues since Chex will receive the full fee as revenue as opposed to being paid only a percentage of the surcharge as commission.

OPERATING EXPENSES

Total operating expenses for the year ended December 31, 2004 were $20,210,617 compared to $21,761,944 for the year ended December 31, 2003.

                                                2004                2003
                                          ----------------    ----------------
FastFunds Financial Corporation              $18,044,429          $17,315,563
Nova Financial Services                          221,829              332,404
Corporate                                      1,944,359            4,113,977
                                          ----------------    ----------------
                                             $20,210,617          $21,761,944
                                          ================    ================

FASTFUNDS FINANCIAL EXPENSES

FastFunds' operating expenses were $17,807,929 for the year ended December 31, 2004 compared to $17,315,563 for the year ended December 31, 2003. Expenses were comprised as follows:

                                                2004                2003
                                           ---------------     ---------------
Fees to casinos                                $5,312,522          $6,300,400
Salaries and related costs                      5,267,433           5,929,429
Returned checks, net of collections               623,871             495,500
General operating expenses                      5,432,154           3,496,468
Depreciation and amortization                   1,408,449           1,093,766
                                           ---------------     ---------------
                                              $18,044,429         $17,315,563
                                           ===============     ===============

Fees to casinos are comprised of compensation paid to the casino pursuant to the terms of each financial services agreement that the company has entered into with the respective establishment. At locations where Chex provides check-cashing services, Chex pays the location operator a commission based upon the monthly amount of checks cashed or a fixed percentage of the net income from operations at that location. Chex passes on an agreed upon percentage of the surcharge commissions to the locations where ATM's are utilized. At the locations at which Chex uses third party vendors to provide credit/debit card advance services, it pays the operator a commission for each completed transaction. For the locations where Chex's proprietary product is used, Chex pays a fee to the casino based on the fees it receives from processing the transaction. For these transactions, Chex also has a cost of processing the transaction. Chex began installing their proprietary product in July 2004. As Chex continues to expand its proprietary product processing costs will increase, as Chex must now process the transaction. The terminated locations accounted for approximately $1,900,000 of fees to casinos for the year ended December 31, 2003.

Chex employs personnel at the locations where it provides check cashing services as well as corporate staff to support its operations. For the year ended December 31, 2004, location salaries and related costs were $3,098,663, while corporate salaries and related costs were $2,168,770. For the year ended December 31, 2003, location salaries and related costs were $4,102,398 and corporate salaries and related costs were $1,825,031. Due to the terminated locations, Chex had reduced location staff needs during 2004. Location salaries decreased by approximately $1,003,000 for the year ended December 31, 2004 compared to December 31, 2003. The decline was directly related to the decline in revenues, predominantly caused by the five terminated locations. FastFunds corporate salaries increased by approximately $343,000 for the year ended December 31, 2004 compared to 2003 as a result of FastFunds hiring a Chief Executive Officer, as well as the corporate staffing of FastFunds International, Inc.'s London office. The expenses included in the 2004 results for the above items were approximately $89,000 and $167,000, respectively.

Chex generally records a returned check expense for potential losses in the period such checks are returned.

For the year ended December 31, 2004, FastFunds' general operating expenses increased by approximately $1,936,000. The increase was primarily attributable to increases in the following, as discussed below:

Professional services                                   $704,000
Processing fees                                          628,000
Travel and entertainment                                 177,000
Valuation of note receivable                             383,800
Stock-based compensation                                 252,000
Impairment of note receivable                            236,500
                                                 ----------------
                                                      $2,381,300
                                                 ================

These increases were partially offset by reduced general location expenses of approximately $213,000 due to the terminated locations, as well as $256,316 recorded in 2003 as a discount on notes receivable.

Accounting, legal and consulting expenses increased by approximately $704,000 during the year ended December 31, 2004 compared to the year ended December 31, 2003. Accounting fees increased by approximately $124,000 as additional expenses were incurred in 2004 compared to 2003 as a result of the Merger, upon which FastFunds became a public reporting company. Legal fees increased by approximately $248,000 for the year ended December 31, 2004 primarily as a result of costs related to the Merger, compliance costs of being a public reporting company, as well as legal costs associated with lawsuits. Consulting fees were approximately $335,000 for the year ended December 31, 2004. FastFunds International hired marketing and sales consultants to assist the Company in entering the store-valued card international market in the gaming and retail industries. In addition, we have consulting agreements with a financial advisor and individuals who provide SEC consulting services to the Company.

Processing fees increased due to the installation at locations of Chex's proprietary credit and debit cash advance platform which is used to process cash advance transactions. The software allows Chex to record the entire fee as revenue and a corresponding processing fee, as compared to previously recording a percentage of the revenue as commission.

Travel and entertainment increased by approximately $177,000 for the year ended December 31, 2004 compared to December 31, 2003 as a result of the increased costs of travel associated with employees of FastFunds and FastFunds International, and consultants.

For the year ended December 31, 2004 the valuation allowance on the note receivable from the estate of a deceased Chex officer was increased by $226,000 compared to a decrease of the allowance of $157,800 for the year ended December 31, 2003. Shares of Equitex common stock collateralize the note and the allowance is adjusted accordingly based on the value of the underlying collateral.

The stock based compensation expense of $252,000 recorded in 2004 was a result of Equitex distributing to Chex employees 280,000 of the 800,000 warrants to purchase Company common stock at $0.10 per share it had received in the Merger. The warrants were determined to have a fair value of $1.00 on the distribution date.

Based on management's evaluation of the note receivable from a customer during the fourth quarter of 2004, an allowance of $236,500 was recorded.

Depreciation and amortization increased $314,683 in 2004 compared to 2003 primarily as a result of increased depreciation as a result of additional fixed assets, as well as the amortization of deferred loan costs.

NOVA FINANCIAL SYSTEMS EXPENSES

Nova Financial Systems' operating expenses were $221,829 and $332,404 for the years ended December 31, 2004 and 2003, respectively. The 2004 expenses were comprised of third party servicing fees of $151,137 and other operating expenses of $70,692, compared to the 2003 expenses of $242,431 for third party servicing fees and $89,973 for other operating expenses. The decrease in the third party servicing fees for the 2004 period compared to the 2003 period is a direct result of the reduced credit card revenue in the respective periods based on attrition of the number of cardholders to approximately 1,600 in 2004 from 2,000 in 2003.

CORPORATE EXPENSES

Corporate activity expenses include those of Equitex and Denaris. Total corporate activity expenses for 2004 were $1,852,742 compared to $4,113,977 for 2003, and were comprised as follows:

                                               2004                2003
                                         ---------------     ---------------
Employee costs                                 $441,476          $1,976,774
Other                                         1,029,546           1,372,203
Stock based compensation                        381,720             355,000
Impairment of notes receivable                       --             410,000
                                         ---------------     ---------------
                                             $1,852,742          $4,113,977
                                         ===============     ===============

Employee costs for the year ended December 31, 2003 includes approximately $1,400,000 of expense under a bonus agreement with our president. In 2004, no expense was incurred by the Company under the bonus agreement.

Other expenses include professional fees of $422,316 and $434,422, consulting services of $117,630 and $369,376 and general operating costs of $276,766 and $216,037 for the years ended December 31, 2004 and 2003, respectively. Additionally, other expenses for the years ended December 31, 2004 and 2003 include $212,834 and $352,368, respectively, of expenses related to professional fees and associated costs with preparing Chex for an initial public offering.

Stock based compensation represents non-cash expenses related to issuances of common stock and warrants to third party consultants for services.

Impairment of notes receivable for the year ended December 31, 2003 include an allowance of $250,000 on a note receivable from Paymaster Jamaica and an allowance of $160,000 on notes receivable from Equitex 2000, Inc., an affiliate of the Company. No additional allowances were considered necessary by management in 2004 (see Note 5 to the consolidated audited financial statements attached to this report).

OTHER INCOME AND EXPENSES

For the year ended December 31, 2004, other expenses were $1,682,094 compared to $1,217,481 for the year ended December 31, 2003. Interest expense for the year ended December 31, 2004 increased to $1,937,108 from $1,339,935 for the year ended December 31, 2003. The primary reason for the increase of $597,173 was interest expense of approximately $245,000 related to $5,000,000 Whitebox note and approximately $373,200 expenses related to the beneficial conversion features on convertible promissory notes. Interest income increased by approximately $132,000 primarily due to interest income of $96,000 recorded on the $2.0 million iGames Note.

DISCONTINUED OPERATIONS

The net loss from discontinued operations was $9,984 for the year ended December 31, 2004 compared to $75,841 for the year ended December 31, 2003. The decrease in 2004 is a direct result of Key ceasing operations during the fourth quarter of 2003.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003 VS. DECEMBER 31, 2002

REVENUES

Consolidated revenues for the year ended December 31, 2003 were $18,516,041 compared to revenues of $20,461,976 for the year ended December 31, 2002.

REVENUE BY SUBSIDIARY

                                             2003                  2002
                                       -----------------     -----------------
Chex Services, Inc.                        $18,100,788           $19,580,399
Nova Financial Systems                         415,253               881,577
                                       -----------------     -----------------
                                           $18,516,041           $20,461,976
                                       =================     =================

CHEX REVENUE

Chex recognizes revenue at the time certain financial services are performed. Revenues are derived from check cashing fees, credit and debit card advance fees, and automated teller machine ("ATM") surcharge and transaction fees. Chex revenues were comprised of:

                                         2003                                                  2002
                   --------------------------------------------------   --------------------------------------------------
                      Number of         Dollars          Earned            Number of         Dollars           Earned
                    Transactions        Handled         Revenues         Transactions        Handled          Revenues
                   ---------------- ---------------- ----------------   ---------------- ----------------- ---------------
Personal checks            796,594     $157,086,984       $8,027,449          1,334,375      $167,831,673      $8,782,513
"Other" checks             373,869      147,762,190        1,061,680            (A)           154,146,088       1,178,106
Credit cards               368,922      125,955,019        4,819,287            418,947       149,367,510       5,210,635
Debit cards                 65,141       23,785,520          451,503             62,316        25,092,053         279,589
ATM                      3,620,947      353,699,208        3,178,163          3,385,536       332,525,867       3,453,572
NSF Collection
  Fees                           -                -          510,375                  -                 -         465,820
Other                            -                -           52,331                  -                 -         210,164
                   ---------------- ---------------- ----------------   ---------------- ----------------- ---------------
                         5,225,473      810,288,921      $18,100,788          5,201,174      $828,963,191     $19,580,399
                   ================ ================ ================   ================ ================= ===============

(A) For the year ended December 31, 2002, "other" checks, number of transactions are included with the personal checks.

Revenues decreased by approximately $1,480,000 for the year ended December 31, 2003 compared to the year ended December 31, 2002. The reason for the decline in revenues was attributable to contracts that expired during 2002 and 2003 that were not renewed that accounted for approximately $3,960,000 of 2002 revenues. This decline was partially offset by new contracts received by Chex during 2002 and 2003 that accounted for approximately $2,391,000 in revenues in 2003 compared to approximately $1,200,000 in revenues in 2002, representing an increase of $1,191,000 for the year ended December 31, 2003. Additionally, revenues from contracts that were in force for two full years ended December 31, 2003 increased by approximately $1,200,000 for the year ended December 31, 2003 compared to December 31, 2002.

In January 2004, Chex was advised that 5 existing casino locations were terminating the agreements for Chex to provide its services. These locations accounted for $4,089,557 and $3,486,707 in revenues for the years ended December 31, 2003 and 2002, respectively.

OPERATING EXPENSES

Total operating expenses for the year ended December 31, 2003 were $21,761,944 compared to $20,326,745 for the year ended December 31, 2002.

                                             2003                2002
                                        ----------------    ----------------
Chex Services, Inc.                        $17,315,563          $17,327,542
Nova Financial Systems                         332,404              479,039
Corporate                                    4,113,977            2,520,164
                                        ----------------    ----------------
                                           $21,761,944          $20,326,745
                                        ================    ================

CHEX EXPENSES

Chex operating expenses were $17,315,563 for the year ended December 31, 2003 compared to $17,327,542 for the year ended December 31, 2002. Chex Services expenses were comprised as follows:

                                                 2003                2002
                                            ---------------     ---------------
Fees to casinos                                 $6,300,400          $6,189,730
Salaries and related costs                       5,929,429           5,924,974
Returned checks, net of collections                495,500             634,531
General operating expenses                       3,496,468           3,426,754
Depreciation and amortization                    1,093,766           1,151,553
                                            ---------------     ---------------
                                               $17,315,563         $17,327,542
                                            ===============     ===============

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

Chex employs personnel at the locations where it provides check cashing services as well as corporate staff to support its operations. For the year ended December 31, 2003, location salaries and related costs were $4,102,398 and corporate salaries and related costs were $1,825,031. For the year ended December 31, 2002, location salaries and related costs were $4,543,489 and corporate salaries and related costs were $1,381,485.

Chex generally records a returned check expense for potential losses in the period such checks are returned.

NOVA FINANCIAL SYSTEMS EXPENSES

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

CORPORATE EXPENSES

Corporate activity expenses include those of Equitex and Denaris for 2003 and Equitex in 2003 with Denaris beginning August 6, 2002. Total corporate activity expenses for 2003 were $4,113,977 compared to $2,520,164 for 2002, and were comprised as follows:

                                             2003                2002
                                        ---------------     ---------------
Employee costs                              $1,976,774            $891,261
Other                                        1,372,203           1,209,600
Stock based compensation                       355,000             419,303
Impairment of notes receivable                 410,000                   -
                                        ---------------     ---------------
                                            $4,113,977          $2,520,164
                                        ===============     ===============

Employee costs for the year ended December 31, 2003 includes approximately $1,400,000 of expense under a bonus agreement with our president.

Other expenses for the year ended December 31, 2003 include $352,368 of expenses related to previously incurred professional fees and associated costs with preparing Chex for an initial public offering. Other expenses include professional fees of $434,422, consulting services of $369,376 and general operating costs of $216,037.

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

OTHER INCOME AND EXPENSES

For the year ended December 31, 2003, other expenses were $1,217,481 compared to $1,470,831 for the year ended December 31, 2002. For the year ended December 31, 2003, other expenses were $1,217,481 compared to $1,470,831 for the year ended December 31, 2002. Interest expense decreased to $1,339,935 for the year ended December 31, 2003 from $1,595,231 for the year ended December 31, 2002. The primary reason for the decrease was the lower balances in 2003 compared to 2002 of notes payable.

DISCONTINUED OPERATIONS

The net loss from discontinued operations was $75,841 for the year ended December 31, 2003 compared to $2,928,400 for the year ended December 31, 2002.

                                                2003                2002
                                          -----------------    ----------------
Revenues                                         $36,644            $3,474,273
Operating expenses                              (106,038)           (4,474,588)
Impairment of FDIC receivable                          -            (2,151,207)
Interest expense                                  (6,447)              (16,878)
Other income                                           -               240,000
                                          -----------------    ----------------
  Net loss                                      $(75,841)          $(2,928,400)
                                          =================    ================


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R) SHARE-BASED PAYMENT, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Management is evaluating the provisions of this standard. Depending upon the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company's financial position and results of operations.

In December 2003, the FASB issued Interpretation No. 46R ("FIN 46R"), a revision to SFAS Interpretation No. 46 ("FIN 46"), CONSOLIDATION OF VARIABLE INTEREST ENTITIES. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46R became effective for variable interest entities or potential variable interest entities for periods ending after December 15, 2003, and became effective for all other types of entities by the beginning of the first annual reporting period beginning after March 15, 2004. The adoption of FIN 46R did not have an impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). Mandatorily redeemable instruments (i.e., instruments issued in the form of shares that unconditionally obligate the issuer to redeem the shares for cash or by transferring other assets) are to be reported as liabilities by their issuers. This statement does not affect the classification or measurement of convertible bonds, puttable stock, or other outstanding shares that are conditionally redeemable. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, except for those provisions relating to mandatorily redeemable non-controlling interests, which have been deferred. The adoption of SFAS No. 150 did not have a material impact on the financial position or results of operations of the Company. If the deferred provisions of SFAS No. 150 are finalized in their current form, management does not expect adoption to have a material effect of the financial position or results of operations of the Company.

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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt. The Company has both fixed and variable rate debt. Chex has $17,904,731 (before certain discounts on notes) of debt outstanding as of December 31, 2004, of which $11,402,602 has been borrowed at fixed rates ranging from 9% to 15%. This fixed rate debt is subject to renewal quarterly or annually and is payable upon demand with 90 days written notice by the debt holder. Additionally, $4,358,279, $1,774,064, and $200,000 of the total debt at December 31, 2004 have fixed rates of 7%, 9.5% and 5%, respectively. Chex also has $169,786 of obligations under capital leases with fixed rates ranging from 6.5% to 7% at December 31, 2004.

As most of the Company's average outstanding indebtedness is renewed annually and carries a fixed rate of interest, a change in interest rates is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company during the year ending December 31, 2005.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements are listed under Item 15.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

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

ITEM 9B. OTHER INFORMATION.

Not applicable.


                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(a)(b)(c) Identification of directors, executive officers and certain significant persons

                                                                Length of
Name                  Age    Offices held                       Service
-------------------   ---    --------------------------------   ---------------
Henry Fong            69     President, Treasurer,              Since Inception
                             Principal Executive
                             Financial and Accounting
                             Officer and Director of Equitex

Thomas B. Olson       39     Secretary                          Since 1988

Russell L. Casement   61     Director                           Since 1989

Aaron A. Grunfeld     58     Director                           Since 1991

Michael S. Casazza    55     Director                           Since 2004*

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

(d) Family relationships.

Not applicable.

(e) Business experience.

HENRY FONG
Mr. Fong has been the president, treasurer and a director of Equitex since its inception. Mr. Fong has been a director of FastFunds Financial Corporation since June 2004. Mr. Fong has been president and a director of Equitex 2000, Inc. since its inception in 2001. Mr. Fong has been President and a Director of Interactive Games, Inc. (f/k/a Torpedo Sports USA, Inc.) since March 2002. Interactive Games is a publicly traded distributor of gaming equipment. From 1959 to 1982 Mr. Fong served in various accounting, finance and budgeting positions with the Department of the Air Force. During the period from 1972 to 1981 he was assigned to senior supervisory positions at the Department of the Air Force headquarters in the Pentagon. In 1978, he was selected to participate in the Federal Executive Development Program and in 1981, he was appointed to the Senior Executive Service. In 1970 and 1971, he attended the Woodrow Wilson School, Princeton University and was a Princeton Fellow in Public Affairs. Mr. Fong received the Air Force Meritorious Civilian Service Award in 1982. Mr. Fong has passed the uniform certified public accountant exam. In March 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in FINANCIAL WORLD magazine's corporate American "Dream Team."

THOMAS B. OLSON
Mr. Olson has been secretary of Equitex since January 1988 and has been a director of Chex since May 2002. Since March 2002, Mr. Olson has been the secretary of Interactive Games, Inc. (f/k/a Torpedo Sports USA, Inc.), a publicly traded manufacturer and distributor of gaming equipment. Mr. Olson has been Secretary of Equitex 2000, Inc. since its inception in 2001. From August 2002 to July 2004, Mr. Olson was secretary of El Capitan Precious Metals, Inc., a publicly traded company with ownership interest in mining properties. Mr. Olson has attended Arizona State University and the University of Colorado at Denver.

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

Not applicable.

(g) Promoters and control persons.

Not applicable.

(h) Audit committee financial expert.

Our board of directors had determined that Mr. Michael S. Casazza, an independent member of our board of directors and member of our audit committee, meets the requirements as our audit committee financial expert. Mr. Casazza is an "independent" director, as such term is defined in Section 4200(a)(15) of the National Association of Securities Dealers' listing standards and meets similar criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Act of 1934.

(i) Identification of the audit committee.

We have appointed an Audit Committee currently consisting of Dr. Casement as chairman, Mr. Grunfeld and Mr. Casazza.

(j) Description of changes to procedures by which security holders may nominate directors.

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

CODE OF ETHICS

We have adopted a Code of Ethics for our senior executive and financial management, which includes our president and secretary as principal executive or accounting officers, which has been filed as an exhibit to this report. A copy of the Code of Ethics can be found at our website address www.equitex.net.

ITEM 11. EXECUTIVE COMPENSATION.

(a) General.

Henry Fong, our President and the only officer of Equitex whose total compensation exceeded $100,000 for the fiscal year ended December 31, 2004, received an annual salary of $210,000 in each of the years ended December 31, 2004 and 2003. Beginning July 1, 2001 and for the year ended December 31, 2002, the only compensation Mr. Fong received from Equitex was his annual salary. Of the compensation expense to Mr. Fong during 2001, $76,255 was expensed during the period from August 6, 2001 to December 31, 2001 following our merger with Key Financial Systems and Nova Financial Systems with the balance paid by Equitex 2000.

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

In addition to his cash compensation, Mr. Fong also received grants of 75,000 stock options in the year ended December 31, 2004 and 54,667 stock options in the year ended December 31, 2003 under our 2003 Stock Option.

We have no retirement or pension plan for our President, Mr. Fong.

(b) Summary compensation table.

The following table sets forth information regarding compensation paid to our "named executive officers" (as defined in Regulation S-K under the Securities Exchange Act of 1934) officers during the years ended December 31, 2004, 2003 and 2002:

                           SUMMARY COMPENSATION TABLE

                                                        Long-Term
                                                      Compensation
                               Annual Compensation       Awards
                    ---------------------------------
Name &                                   Other Annual                All Other
Principal            Salary    Bonus     Compensation   Options     Compensation
Position      Year    ($)       ($)           ($)      & SARs(#)        ($)
---------     ----  -------- ---------   ------------  ---------    ------------
Henry Fong    2004  210,000     -0-           -0-        75,000         -0-
President,
Treasurer     2003  210,000  1,489,566        -0-        54,667         -0-
Principal
Executive     2002  183,013     -0-           -0-         -0-           -0-
Officer and
Accounting
Officer

(c) Option/SAR grants table.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                     Grant Date
                           INDIVIDUAL GRANTS                           Value
(a)              (b)              (c)           (d)         (e)         (f)
              Number of
             Securities     Percent of total
             Underlying      options/ SARs    Exercise                 Grant
              Options/         granted to     of Base                   Date
                SARs          employees in     Price    Expiration    Present
Name         Granted (#)      Fiscal Year      ($/Sh)      Date       Value($)
----         -----------    ----------------  --------  ----------   ----------
Henry Fong     75,000            22.5%         $5.10     7/14/2009   382,500(1)

(1) Represents the value of the stock options based upon the closing stock price of the Registrant's common stock ($1.03) on the date of grant.


(d) Aggregated Option/SAR exercises and fiscal year-end Option/SAR value table.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES


                                                  Number of
                                                 Securities          Value of
                                                 Underlying         Unexercised
                                                 Unexercised       In-the-Money
                                                Options/SARs       Options/SARs
                 Shares                         at FY-End (#)      at FY-End (#)
               Acquired on        Value         Exercisable/       Exercisable/
  Name        Exercise (#)     Realized ($)     Unexercisable      Unexercisable
----------    ------------     ------------     -------------      -------------
Henry Fong         -0-             -0-           209,001/-0-         $-0-/-0-


(e) Long Term Incentive Plans -- awards in last fiscal year.

Not applicable.

(f) Defined benefit or actuarial plan disclosure.

Not applicable.

(g) Compensation of directors.

     (1)Standard Arrangements

Each independent member of our Board of Directors, Messrs. Russell L. Casement, Aaron A. Grunfeld and Michael S. Casazza, receive $10,000 per year payable monthly and $500 for each Board of Director's meeting attended either in person or by telephone. For the year ended December 31, 2004, Messrs. Casement and Grunfeld each received a total of $17,000 while Mr. Casazza received $16,667. Members of the Board of Directors also receive reimbursement for expenses incurred in attending board meetings.

     (2) Other Arrangements

On December 30, 2002, our Board of Directors adopted a new stock option plan, the 2003 Stock Option Plan. On June 20, 2003, our two independent directors at the time, Mr. Russell L. Casement and Mr. Aaron A. Grunfeld, each received options to purchase 16,667 shares of our common stock at an exercise price of $6.18 per share expiring on June 20, 2008. On July 14, 2004, our three independent directors each received options to purchase shares of our common stock at an exercise price of $5.10 per share expiring on July 14, 2009. Messrs. Casement and Grunfeld each received 25,000 options while Mr. Casazza received 20,834 options.

(h) Employment contracts and termination of employment and change-in-control arrangements.

We have no compensation plan or arrangement with respect to any executive officer which plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment with us. We have no plan or arrangement with respect to any such persons, which will result from a change in control of Equitex or a change in the individual's responsibilities following a change in control. Our employment arrangement with our President, Mr. Fong, is summarized above under Item 11(a).

 (i) Report on repricing of Options/SARs.

         Not applicable.

(j) Additional information with respect to Compensation Committee Interlocks and Insider Participation in compensation decisions.

Our Compensation Committee for the year ended December 31, 2004 consisted of Mr. Grunfeld as chairman and Dr. Casement both of whom continue to serve in that capacity. No member of the Compensation Committee was an officer or employee of us or any of our subsidiaries during the year. No executive officer has served on the board of directors of any other entity with either member of the Compensation Committee.

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

During the year ended December 31, 2004, the Compensation Committee chose to make no changes to the compensation structure of our President.

Compensation Committee
----------------------
Russell L. Casement
Aaron A. Grunfeld

(i) Performance graph.

On January 25, 2005, we effected a one-for-six share reverse split of our common stock. As a result, the performance return data for Equitex presented below has been restated to reflect the reverse split.

                  12/31/1999  12/31/2000  12/31/2001  12/31/2002  12/31/2003  12/31/2004
-----------------------------------------------------------------------------------------
Nasdaq US             100.00       60.31       47.84       33.07       49.45       53.81
Nasdaq Financial      100.00      108.11      118.75      122.30      165.41      193.09
Equitex               100.00       60.16       45.25        5.13       20.00        7.94

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) (b) Security Ownership of Certain Beneficial Owners and Security Ownership of Management.

The following table contains information at March 31, 2005, as to the beneficial ownership of shares of our common stock by each person who, to our knowledge at that date, was the beneficial owner of five percent or more of the outstanding shares of the class, each person who is a director or executive officer of us and all persons as a group who are executive officers and directors, and as to the percentage of outstanding shares so held by them at March 31, 2005. All share figures presented below have been restated to account for the one-for-six share reverse stock split effective January 25, 2005.

                                                               Shares of      Shares of
                                 Shares of      Shares of    Common Stock      Common                     Percentage
                                   Common     Common Stock    Underlying        Stock                     of Common
     Name and Address of        Stock Owned    Underlying      Preferred     Underlying                  Stock Owned
       Beneficial Owner             (1)        Options (1)     Stock (1)    Warrants (1)      Total          (14)
------------------------------- ------------- -------------- -------------- -------------- ------------- -------------
Henry Fong
7315 E. Peakview Ave.                144,272        209,001              0        144,272       497,545          7.8%
Englewood, CO 80111                      (2)            (3)                           (4)     (2)(3)(4)

Russell L. Casement
1355 S. Colorado Blvd Suite           24,466         61,734              0         25,261       111,461          1.8%
320                                      (5)            (6)                           (7)     (5)(6)(7)
Denver, CO   80222

Aaron A. Grunfeld
10390 Santa Monica Blvd,               5,450         64,001              0          5,450        74,901          1.2%
Fourth Floor                                            (8)                           (9)        (8)(9)
Los Angeles, CA   90025

Michael S. Casazza
4647 National Western Dr                 862         20,833              0            862        22,557          0.4%
Denver, CO 80216                                       (10)                          (11)      (10)(11)

Thomas Olson
7315 E. Peakview Ave                       0         41,665              0              0        41,665          0.7%
Englewood, CO 80111                                    (12)                                        (12)

Daniel Bishop (13)
7315 E Peakview Ave                1,021,268              0              0         46,667     1,067,935         17.5%
Englewood, CO 80111

All officers and directors as
a group (five persons)               175,050        572,274              0        175,845       923,169         13.6%

_______________

(1)  The beneficial owners exercise sole voting and investment power.
(2) Includes shares owned by a corporation in which Mr. Fong is an officer and director and a partnership in which Mr. Fong is a partner.
(3) Includes 79,334 shares underlying options granted under our 1999 Stock Option Plan and 129,667 shares underlying options granted under our 2003 Stock Option Plan.
(4) Includes 72,136 of our Class A Redeemable Warrants and 72,136 of our Class B Redeemable Warrants.
(5) Includes 16,000 shares owned by a profit sharing plan in which Mr. Casement is a beneficiary.
(6) Includes 6,067 shares underlying options granted under our 1993 Stock Option Plan for Non-Employee Directors and 14,000 shares underlying options granted under the 1999 Stock Option Plan and 41,667 shares underlying options granted under our 2003 Stock Option Plan.
(7) Includes 12,233 of our Class A Redeemable Warrants and 12,233 of our Class B Redeemable Warrants.

(8) Includes 8,334 shares underlying options granted under our 1993 Stock Option Plan for Non-Employee Directors and 14,000 shares underlying options granted under our 1999 Stock Option Plan and 41,667 shares underlying options granted under our 2003 Stock Option Plan.
(9) Includes 2,725 of our Class A Redeemable Warrants and 2,725 of our Class B Redeemable Warrants.
(10) Includes 20,833 shares underlying options granted under our 2003 Stock Option Plan.
(11) Includes 431 of our Class A Redeemable Warrants and 431 of our Class B Redeemable Warrants.
(12) Includes 5,833 shares underlying options granted under our 1999 Stock Option Plan and 35,832 shares underlying options granted under our 2003 Stock Option Plan. (13) Ownership information obtained from Form 4 filing dated October 31, 2003.
(14) As of March 31, 2005, 6,091,513 shares of our common stock were outstanding.

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

During 2004, our President, and a company in which he is the sole officer and director, loaned us a total of $68,200, which remained unpaid at December 31, 2004. These loans are due on demand and carry an interest rate of 8%.

(b) Certain business relationships.

Not applicable.

(c) Indebtedness of management.

Not applicable.

(d) Transactions with promoters.

Not applicable.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

GHP Horwath, P.C. served as our auditors for the years ended December 31, 2004 and 2003.

AUDIT FEES

Fees billed and expected to be billed by GHP Horwath, P.C. for audit and review services rendered for each of the years ended December 31, 2004 and 2003 (including fees billed and expected to be billed to Equitex's majority owned subsidiary, FastFunds) were $221,000 and $209,000, respectively, which includes out-of-pocket costs incurred in connection with these services.

AUDIT-RELATED FEES

Fees billed by GHP Horwath, P.C. for audit-related fees in each of the years ended December 31, 2004 and 2003 (including fees billed and expected to be billed to Equitex's majority owned subsidiary, FastFunds) were $0 and $23,000, respectively. In 2003, GHP Horwath, P.C. performed due diligence services which comprised these fees.

TAX FEES

Fees billed and expected to be billed by GHP Horwath, P.C. for tax fees rendered in each of the years ended December 31, 2004 and 2003 (including fees billed and expected to be billed to Equitex's majority owned subsidiary, FastFunds) are $25,000 and $17,000, respectively. These fees were for tax return preparation.

ALL OTHER FEES

Fees billed by GHP Horwath, P.C. of approximately $5,000 for the year ended December 31, 2004 (including fees billed and expected to be billed to Equitex's majority owned subsidiary, FastFunds) were incurred for time and out-of-pocket costs related to responding to a plaintiff's subpoena related to certain Company litigation described in Item 3 to this Form 10-K.

GHP Horwath, P.C. did not bill for any other fees with respect to the year ended December 31, 2003.

Pursuant to our Audit Committee Charter, before the accountant is engaged by us to render audit or non-audit services, the engagement is approved by our audit committee. As a result, 100% of the fees in each of the above categories were subject to audit committee pre-approval requirements.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report immediately following the signature page.

                                                                          Page
1. Financial Statements and Supplementary Data                            ----

Report of Independent Registered Accounting Firm                           F-1
-------------------------------------------------------------------------------
Consolidated financial statements:
-------------------------------------------------------------------------------
   Consolidated balance sheets                                       F-2 - F-3
-------------------------------------------------------------------------------
   Consolidated statements of operations                                   F-4
-------------------------------------------------------------------------------
   Consolidated statements of changes in stockholders' equity       F-5 - F-10
-------------------------------------------------------------------------------
   Consolidated statements of cash flows                           F-11 - F-13
-------------------------------------------------------------------------------
   Notes to consolidated financial statements                      F-14 - F-53
-------------------------------------------------------------------------------

2. Financial Statements Schedules.
     Financial statements and exhibits - Schedule II, Valuation and Qualifying Accounts, is omitted because the information is included in the consolidated financial statements and notes.

3. Exhibits.

3.1     Articles of Incorporation (1)
--------------------------------------------------------------------------------
3.2     Bylaws (1)
--------------------------------------------------------------------------------
3.3 Certificate of Designations of Registrant's Series D Convertible Preferred Stock. (4)
--------------------------------------------------------------------------------
3.4 Certificate of Designations of Registrant's Series G Convertible Preferred Stock. (5)
--------------------------------------------------------------------------------
3.5 Certificate of Designations of Registrant's Series I Convertible Preferred Stock. (6)
--------------------------------------------------------------------------------
10.1    1993 Stock Option Plan for Non-Employee Directors (2)
--------------------------------------------------------------------------------
10.2    1999 Stock Option Plan (3)
--------------------------------------------------------------------------------
10.3    2003 Stock Option Plan (13)
--------------------------------------------------------------------------------
10.4 Distribution Agreement, between Equitex, Inc. and Equitex 2000, Inc. dated August 6, 2001 (7)
--------------------------------------------------------------------------------
10.5 Agreement and Plan of Reorganization among Equitex, Inc., Key Financial Systems, Inc. and Key Merger Corporation dated June 27, 2000 (8)
--------------------------------------------------------------------------------
10.6 Agreement and Plan of Reorganization among Equitex, Inc., Nova Financial Systems, Inc. and Nova Acquisition Corporation dated June 27, 2000 (9)
--------------------------------------------------------------------------------
10.7 Stock Purchase Agreement by and between Equitex, Inc. and the Selling Stockholders of Chex Services, Inc. (10)
--------------------------------------------------------------------------------
10.8 Amendment No. 1 to the Stock Purchase Agreement by and between Equitex, Inc. and the Selling Stockholders of Chex Services, Inc. (11)
--------------------------------------------------------------------------------
10.9 Purchase Agreement by and among Equitex, Inc., Pandora Select Partners, L.P. and Whitebox Hedged High Partners, L.P. (13)
--------------------------------------------------------------------------------
10.10 Convertible Secured Promissory Note payable by Equitex, Inc. to Pandora Select Partners, L.P. (13)
--------------------------------------------------------------------------------
10.11 Convertible Secured Promissory Note payable by Equitex, Inc. to Whitebox Hedged High Partners, L.P. (13)
--------------------------------------------------------------------------------
10.12   Secured Promissory Note payable by Chex Services, Inc. to Equitex, Inc.
        (13)
--------------------------------------------------------------------------------
10.13 Security Agreement by and between Equitex, Inc., Pandora Select Partners, L.P. and Whitebox Hedged High Partners, L.P. (13)

--------------------------------------------------------------------------------
10.14 Guaranty Agreement by and between Equitex, Inc., Pandora Select Partners, L.P. and Whitebox Hedged High Partners, L.P. (13)
--------------------------------------------------------------------------------
10.15 Security Agreement by and between Chex Services, Inc., Pandora Select Partners, L.P. and Whitebox Hedged High Partners, L.P. (13)
--------------------------------------------------------------------------------
10.16 Security Agreement by and between Equitex, Inc., Pandora Select Partners, L.P. and Whitebox Hedged High Partners, L.P. (13)
--------------------------------------------------------------------------------
10.17 Registration Rights Agreement by and among Equitex, Inc., Pandora Select Partners, L.P. and Whitebox Hedged High Partners, L.P. (13)
--------------------------------------------------------------------------------
14      Code of Ethics for Senior Financial Management.  Filed Herewith.
--------------------------------------------------------------------------------
21      List of Subsidiaries. Filed Herewith.
--------------------------------------------------------------------------------
23      Consent of Independent Registered Public Accounting Firm. Filed
        Herewith.
--------------------------------------------------------------------------------
31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed Herewith.
--------------------------------------------------------------------------------
32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed Herewith.
___________
(1) Incorporated by reference from the like numbered exhibits filed with the Registrant's Registration Statement on Form S-18, No. 2-82104-D effective April 11, 1983.

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

(12) Incorporated by reference from Exhibit 3(i).10 of the Registrant's Registration Statement on Form S-3, No. 333-101731 effective January 9, 2003.

(13) Incorporated by reference from the like numbered exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

(b) Exhibits required by Item 601 of Regulation S-K

See Item 17(a)(3) above.

(d) Financial statement schedules required by Regulation S-X

Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: April 15, 2005                      EQUITEX, INC.
                                          (Registrant)


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


Date: April 15, 2005                      /S/ HENRY FONG
                                          -------------------------------------
                                          Henry Fong, President,
                                          Treasurer and Director
                                          (Principal Executive, Financial,
                                          and Accounting Officer)

Date: April 15, 2005                      /S/ RUSSELL L. CASEMENT
                                          -------------------------------------
                                          Russell L. Casement, Director

Date: April 15, 2005                      /S/ AARON A. GRUNFELD
                                          -------------------------------------
                                          Aaron A. Grunfeld, Director

Date: April 15, 2005                      /S/ MICHAEL S. CASAZZA
                                          -------------------------------------
                                          Michael S. Casazza, Director

                         EQUITEX, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002


                                                                     Page


Report of Independent Registered Public Accounting Firm                   F-1

Consolidated financial statements:

 Consolidated balance sheets                                        F-2 - F-3

 Consolidated statements of operations                                    F-4

 Consolidated statements of changes in stockholders' equity        F-5 - F-10

 Consolidated statements of cash flows                            F-11 - F-13

 Notes to consolidated financial statements                       F-14 - F-54

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Equitex, Inc.

We have audited the accompanying consolidated balance sheets of Equitex, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Equitex, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective January 1, 2002.


/s/ GHP HORWATH, P.C.

Denver, Colorado
April 4, 2005

                         EQUITEX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2004 AND 2003

                                     ASSETS

                                                                               2004          2003
                                                                           -----------   -----------
Current assets:
     Cash and cash equivalents                                             $ 8,389,686   $ 9,224,020
     Receivables, net (Note 4)                                               1,338,109     2,344,880
     Current portion of notes and interest receivable, including related
          parties of $212,900 (2004) and $239,206 (2003) (Note 5)              472,291       707,155
     Prepaid expenses and other                                                517,182       315,427
                                                                           -----------   -----------
           Total current assets                                             10,717,268    12,591,482
                                                                           -----------   -----------

Notes and interest receivable, net, including related parties of
  $864,604 (2004) and $1,462,375 (2003) (Note 5)                             3,399,240     2,107,062
Property, equipment and leaseholds, net (Notes 6 and 8)                      1,330,095     1,184,813
Deferred tax asset (Note 9)                                                                1,380,000
Intangible and other assets, net (Note 7)                                    3,135,103     3,358,393
Goodwill (Note 7)                                                            5,636,000     5,636,000
                                                                           -----------   -----------
                                                                            13,500,438    13,666,268
                                                                           -----------   -----------
                                                                           $24,217,706   $26,257,750
                                                                           ===========   ===========

                                  (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2004 AND 2003

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    2004           2003
                                                                               ------------    ------------
Current liabilities:
     Bank overdraft (Note 8)                                                                   $  2,497,766
     Accounts payable                                                          $    982,774         651,106
     Accrued expenses and other liabilities, including related party
        accruals of $526,000 (2004) and $1,281,000 (2003) (Note 10)               1,966,890       2,722,986
     Accrued liabilities on casino contracts (Note 11)                              574,516         587,099
     Notes and loans payable, including related parties of $93,719 (2004)
        and $155,421 (2003) (Note 8)                                             11,866,656      11,432,598
     Current portion of long-term debt (Note 8)                                   1,315,217         201,727
     Due to credit card holders (Note 11)                                           187,432         275,499
     Liabilities of discontinued operations (Note 3)                                592,911         621,768
                                                                               ------------    ------------
           Total current liabilities                                             17,486,396      18,990,549

Long-term debt, net of current portion (Note 8)                                   3,044,016          37,243
                                                                               ------------    ------------
           Total liabilities                                                     20,530,412      19,027,792
                                                                               ------------    ------------


Commitments and contingencies (Notes 8, 11 and 12)

Stockholders' equity (Note 12):
     Preferred stock; 2,000,000 shares authorized:
        Series D, 6%; stated value $1,000 per share; 408 shares issued and
           outstanding; liquidation preference $615,000                             408,000         408,000
        Series G, 6%; stated value $1,000 per share; 370 shares issued and
           outstanding; liquidation preference $609,000                             370,000         370,000
        Series I, 6%; stated value $1,000 per share; 1,600 shares issued and
           outstanding; liquidation preference $2,488,000                         1,600,000       1,600,000
     Common stock, $0.01 par value; 50,000,000 shares authorized; 5,893,634 shares (2004) and 5,755,013 shares (2003) issued; 5,801,589 shares
        (2004) and 5,527,995 shares (2003) outstanding                               58,936          57,550
     Notes, interest and stock subscription receivable                             (763,002)       (800,000)
     Additional paid-in capital                                                  21,322,132      17,748,389
     Accumulated deficit                                                        (18,886,247)    (11,428,264)
     Less common treasury stock at cost; 92,045 shares (2004) and 227,012
        shares (2003)                                                              (422,525)       (725,717)
                                                                               ------------    ------------
           Total stockholders' equity                                             3,687,294       7,229,958
                                                                               ------------    ------------
                                                                               $ 24,217,706    $ 26,257,750
                                                                               ============    ============

                 See notes to consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                                                                             2004            2003            2002
                                                                        ------------    ------------    ------------
Fee revenue                                                             $ 15,233,735    $ 18,100,788    $ 19,580,399
Credit card income, net of provision for losses (Note 3)                     260,256         415,253         759,576
Other                                                                                                        122,001
                                                                        ------------    ------------    ------------
        Total revenues                                                    15,493,991      18,516,041      20,461,976
                                                                        ------------    ------------    ------------

Fees paid to casinos                                                       5,312,522       6,300,400       6,189,730
Salaries, wages and employee benefits                                      5,708,911       7,909,407       7,271,845
Selling, general and administrative                                        9,038,047       7,309,706       6,461,674
Third party servicing fees                                                   151,137         242,431         403,496
                                                                        ------------    ------------    ------------
                                                                          20,210,617      21,761,944      20,326,745
                                                                        ------------    ------------    ------------
(Loss) income from operations                                             (4,716,626)     (3,245,903)        135,231
                                                                        ------------    ------------    ------------
Other income (expense):
Interest income, including related party interest of $106,298 (2004),
    $71,755 (2003) and $14,634 (2002)                                        214,904         122,454         124,400
Interest expense, including related party interest of $1,718 (2004),
    $12,941 (2003) and $19,285 (2002)                                     (1,937,108)     (1,339,935)     (1,595,231)
                                                                        ------------    ------------    ------------
                                                                          (1,722,204)     (1,217,481)     (1,470,831)
                                                                        ------------    ------------    ------------
Loss from continuing operations before income taxes
    and minority interest                                                 (6,438,830)     (4,463,384)     (1,335,600)
Income tax expense (Note 9)                                               (1,428,889)        (38,000)        (55,000)
                                                                        ------------    ------------    ------------
Loss from continuing operations before minority interest                  (7,867,719)     (4,501,384)     (1,390,600)
Minority interest                                                            419,720
                                                                        ------------    ------------    ------------
Loss from continuing operations                                           (7,447,999)     (4,501,384)     (1,390,600)
Loss from discontinued operations (Note 3)                                    (9,984)        (75,841)     (2,928,400)
                                                                        ------------    ------------    ------------

Net loss                                                                  (7,457,983)     (4,577,225)     (4,319,000)
                                                                        ------------    ------------    ------------
Warrant accretion (Note 12)                                                   (4,640)        (13,280)         (2,080)
Additional warrants issued to preferred stockholders (Note 12)                                               (53,000)
Repricing of warrants to preferred stockholders (Note 12)                                   (375,000)
Redemption of convertible preferred stock  in excess of
    beneficial conversion features (Note 12)                                                   38,430         266,000
Deemed preferred stock dividends (Note 12)                                  (221,400)       (229,000)       (331,500)
                                                                        ------------    ------------    ------------
Net loss applicable to common stockholders                              $ (7,684,023)   $ (5,156,075)   $ (4,439,580)
                                                                        ============    ============    ============
Basic and diluted loss per common share:
    Loss from continuing operations                                     $      (1.36)   $      (1.04)   $      (0.40)
    Loss from discontinued operations                                              *           (0.02)          (0.77)
                                                                        ------------    ------------    ------------
Basic and diluted loss per share                                        $      (1.36)   $      (1.06)   $      (1.17)
                                                                        ============    ============    ============
Weighted average number of common shares outstanding,
    basic and diluted                                                      5,650,808       4,892,843       3,805,527
                                                                        ============    ============    ============

* Amount is less than ($0.01) per share

                 See notes to consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                                                     Convertible preferred
                                                            stock           Preferred        Common stock        Additional
                                                     --------------------    treasury   ---------------------     paid-in
                                                     Shares     Amount        stock       Shares      Amount      capital
                                                     ------   -----------   ---------   ---------   ---------   -----------
Balances, January 1, 2002                             4,285   $ 4,285,000               3,540,800   $  35,408   $10,143,740

Exercise of warrants for common stock                                                      50,810         508       256,539

Issuance of common stock under private placement
 agreements (net of offering costs)                                                       202,065       2,021       704,175

Purchase of shares of the Company's common stock by subsidiary

Conversion of promissory note and accrued interest
 to common stock by subsidiary                                                             21,811         218        62,596

Conversion of promissory note, accrued interest and
 accounts payable to common stock                                                          20,639         206       107,705

Redemption of Series I preferred stock for cash        (710)     (710,000)                                         (136,343)

Conversion of Series G preferred stock to common
 stock                                                 (530)     (530,000)                204,037       2,040       527,960

Conversion of Series I preferred stock to common
 stock                                                 (260)     (260,000)                102,673       1,027       258,973

Issuance of common stock and warrants under
 deferred compensation agreement                                                            2,500         25        133,975

Amortization of deferred compensation cost

Cancellation of agreement to issue common stock
 and warrants for services                                                                                          687,500

Conversion of Series D preferred stock to common
 stock                                                 (150)     (150,000)                130,388       1,304       148,696

Issuance of common stock and warrants to
 consultants for services                                                                  69,391         694       220,896

Issuance of Series J preferred stock, including
 650 shares purchased by subsidiary
 (net of offering costs)                              1,380     1,380,000   $(650,000)                             (151,680)

Conversion of accrued liabilities to common stock                                          24,799         248        60,757

Issuance of common stock for services                                                      51,306         513       125,700

Issuance of additional warrants to preferred
 stockholders                                                     (53,000)                                           53,000

Amortization of additional warrants issued to
 preferred stockholders                                            53,000                                           (53,000)

Beneficial conversion feature and warrants
 attached to convertible promissory notes                                                                            55,000

Net loss
                                                    -------   -----------   ---------   ---------   ---------   -----------
Balances, December 31, 2002                           4,015     4,015,000    (650,000)  4,421,219      44,212    13,206,189

                                  (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                                                                                             Notes,
                                                                                         interest and
                                                  Common     Common stock     Deferred       stock                       Total
                                                 treasury    and warrants   compensation subscription  (Accumulated   stockholders'
                                                  stock      to be issued       cost      receivable     deficit)        equity
                                                 ---------   ------------   ------------   ---------   ------------   -------------
Balances, January 1, 2002                        $(114,037)  $    750,485                              $ (2,532,039)  $  12,568,557

Exercise of warrants for common stock                                (485)                                                  256,562

Issuance of common stock under private
 placement agreements (net of offering costs)                                                                               706,196

Purchase of shares of the Company's common
 stock by subsidiary                               (80,000)                                                                 (80,000)

Conversion of promissory note and accrued
 interest to common stock by subsidiary            (62,814)                                                                       -

Conversion of promissory note, accrued
 interest and accounts payable to common stock                                                                              107,911

Redemption of Series I preferred stock for cash                                                                            (846,343)

Conversion of Series G preferred stock to
 common stock                                                                                                                     -

Conversion of Series I preferred stock to
 common stock                                                                                                                     -

Issuance of common stock and warrants under
 deferred compensation agreement                                            $   (134,000)                                         -

Amortization of deferred compensation cost                                       134,000                                    134,000

Cancellation of agreement to issue common stock
 and warrants for services                                       (750,000)                                                  (62,500)

Conversion of Series D preferred stock to
 common stock                                                                                                                     -

Issuance of common stock and warrants to
 consultants for services                                                                                                   221,590

Issuance of Series J preferred stock, including
 650 shares purchased by subsidiary
 (net of offering costs)                                                                                                    578,320

Conversion of accrued liabilities to common
 stock                                                                                                                       61,005

Issuance of common stock for services                                                                                       126,213

Issuance of additional warrants to preferred
 stockholders                                                                                                                     -

Amortization of additional warrants issued to
 preferred stockholders                                                                                                           -

Beneficial conversion feature and warrants
 attached to convertible promissory notes                                                                                    55,000

Net loss                                                                                                 (4,319,000)     (4,319,000)
                                                 ---------   ------------   ------------   ---------   ------------   -------------
Balances, December 31, 2002                       (256,851)             -              -           -     (6,851,039)      9,507,511

                                  (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                                                    Convertible preferred
                                                            stock           Preferred        Common stock        Additional
                                                     --------------------    treasury   ---------------------     paid-in
                                                     Shares     Amount        stock       Shares      Amount      capital
                                                     ------   -----------   ---------   ---------   ---------   -----------
Exercises of options and warrants for common
 stock (net of offering costs)                                                            590,537       5,905     1,727,262

Warrants issued for services                                                                                        254,000

Purchase of shares of common stock by subsidiary,
 including $207,000 from a related party                                                                             78,578

Redemption of Series I preferred stock for cash         (90)      (90,000)                                          (32,776)

Conversion of Series D preferred stock to common
 stock                                                 (167)     (167,000)                 77,876         779       166,221

Conversion of Series J preferred stock to common
 stock                                               (1,380)   (1,380,000)    650,000     582,726       5,827     1,374,173

Conversion of accounts payable and notes payable
 to common stock                                                                           64,803         648       297,887

Common stock issued as contingent consideration
 for accounts payable                                                                      17,852         179          (179)

Sale of treasury stock for cash and note
 receivable                                                                                                         576,034

Repricing of warrants and options                                                                                   101,000

Net loss
                                                     ------   -----------   ---------   ---------   ---------   -----------
Balances, December 31, 2003                           2,378     2,378,000           -   5,755,013      57,550    17,748,389

                                  (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                                                                                             Notes,
                                                                                         interest and
                                                  Common     Common stock     Deferred       stock                       Total
                                                 treasury    and warrants   compensation subscription  (Accumulated   stockholders'
                                                  stock      to be issued       cost      receivable     deficit)        equity
                                                 ---------   ------------   ------------   ---------   ------------   -------------
Exercises of options and warrants for common
 stock (net of offering costs)                    (105,050)                                                               1,628,117

Warrants issued for services                                                                                                254,000

Purchase of shares of common stock by
 subsidiary, including $207,000 from a
 related party                                    (289,784)                                                                (211,206)

Redemption of Series I preferred stock
 for cash                                                                                                                  (122,776)

Conversion of Series D preferred stock to common stock

Conversion of Series J preferred stock to
 common stock                                     (650,000)

Conversion of accounts payable and notes
 payable to common stock                                                                                                    298,535

Common stock issued as contingent
 consideration for accounts payable

Sale of treasury stock for cash and note
 receivable                                        575,968                                  (800,000)                       352,002

Repricing of warrants and options                                                                                           101,000

Net loss                                                                                                 (4,577,225)     (4,577,225)
                                                 ---------   ------------   ------------   ---------   ------------   -------------
Balances, December 31, 2003                       (725,717)             -              -    (800,000)   (11,428,264)      7,229,958

                                  (Continued)

                          EQUITEX, INC. AND SUBSIDIARIES

                   YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                                                    Convertible preferred
                                                            stock           Preferred        Common stock        Additional
                                                     --------------------    treasury   ---------------------     paid-in
                                                     Shares     Amount        stock       Shares      Amount      capital
                                                     ------   -----------   ---------   ---------   ---------   -----------
Exercises of options and warrants for common stock                                        131,796       1,318       378,471

Warrants issued for services performed in
 connection with convertible promissory notes                                                                       164,700

Options issued to consultants for services                                                                            6,970

Warrants attached to convertible promissory notes                                                                   461,200

Purchase by subsidiary of 17,250 shares of common stock

Conversion of accounts payable for common stock
 previously issued as contingent consideration                                                                       25,647

Proceeds received on stock subscription receivable

Sale of 228,050 shares of treasury stock for cash                                                                   174,267

Distribution of 7,500 shares of treasury stock for
 services                                                                                                            29,180

Issuance of common stock for services                                                       4,325          43        25,539

Acquisition of SVI in exchange for subsidiary
 common stock                                                                                                      (419,720)

Conversion of note payable in exchange for issuance
 of subsidiary common stock (Note 8)                                                                                200,000

Beneficial conversion feature on subsidiary common
 stock issued in connection with convertible
 promissory notes (Note 8)                                                                                          200,000

Conversion of accounts payable to common stock                                              2,500          25         6,425

Beneficial conversion features on subsidiary common
 stock issued in connection with convertible
 promissory notes (Note 8)                                                                                        1,660,967

Cancellation of portion of stock subscription
 receivable and return of stock (Note 12)                                                                          (250,000)

Warrants to purchase subsidiary common stock
 issued for services                                                                                                576,000

Reclassification of notes and interest receivable from an officer of Chex (Notes 3 and 10)

Warrants to purchase subsidiary common stock issued
 in connection with convertible promissory notes (Note 8)                                                           113,097

Issuance of subsidiary common stock in exchange
 for note receivable (Note 12)                                                                                      216,000

Exercise of warrants for subsidiary common stock                                                                      5,000

Net loss
                                                     ------   -----------   ---------   ---------   ---------   -----------
Balances, December 31, 2004                           2,378   $ 2,378,000           -   5,893,634   $  58,936   $21,322,132
                                                     ======   ==========    =========   =========   =========   ===========

                                  (Continued)

                          EQUITEX, INC. AND SUBSIDIARIES

                   YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                                                                                             Notes,
                                                                                         interest and
                                                  Common     Common stock     Deferred       stock                       Total
                                                 treasury    and warrants   compensation subscription  (Accumulated   stockholders'
                                                  stock      to be issued       cost      receivable     deficit)        equity
                                                 ---------   ------------   ------------   ---------   ------------   -------------
Exercises of options and warrants for common
 stock                                                                                                                      379,789

Warrants issued for services performed in
 connection with convertible promissory notes                                                                               164,700

Options issued to consultants for services                                                                                    6,970

Warrants attached to convertible promissory
 notes                                                                                                                      461,200

Purchase by subsidiary of 17,250 shares of
 common stock                                     (113,625)                                                                (113,625)

Conversion of accounts payable for common stock
 previously issued as contingent consideration                                                                               25,647

Proceeds received on stock subscription
 receivable                                                                                  200,000                        200,000

Sale of 228,050 shares of treasury stock for
 cash                                              745,247                                                                  919,514

Distribution of 7,500 shares of treasury stock
 for services                                       21,570                                                                   50,750

Issuance of common stock for services                                                                                        25,582

Acquisition of SVI in exchange for subsidiary
 common stock                                                                                                              (419,720)

Conversion of note payable in exchange for
 issuance of subsidiary common stock (Note 8)                                                                               200,000

Beneficial conversion feature on subsidiary
 common stock issued in connection with
 convertible promissory notes (Note 8)                                                                                      200,000

Conversion of accounts payable to common stock                                                                                6,450

Beneficial conversion features on subsidiary
 common stock issued in connection with
 convertible promissory notes (Note 8)                                                                                    1,660,967

Cancellation of portion of stock subscription
 receivable and return of stock (Note 12)         (350,000)                                  600,000                              -

Warrants to purchase subsidiary common stock
 issued for services                                                                                                        576,000

Reclassification of notes and interest
 receivable  from an officer of Chex
 (Notes 3 and 10)                                                                           (547,002)                      (547,002)

Warrants to purchase subsidiary common stock
 issued in connection with convertible
 promissory notes (Note 8)                                                                                                  113,097

Issuance of subsidiary common stock in exchange
 for note receivable (Note 12)                                                              (216,000)

Exercise of warrants for subsidiary common
 stock                                                                                                                        5,000

Net loss                                                                                                 (7,457,983)     (7,457,983)
                                                 ---------   ------------   ------------   ---------   ------------   -------------
Balances, December 31, 2004                      $(422,525)             -              -   $(763,002)  $(18,886,247)  $   3,687,294
                                                 =========   ============   ============   =========   ============   =============

                 See notes to consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                                                                                   2004            2003            2002
                                                                              ------------    ------------    ------------
Cash flows provided by operating activities from continuing operations:
    Net loss                                                                  $ (7,457,983)   $ (4,577,225)   $ (4,319,000)
                                                                              ------------    ------------    ------------
Adjustments to reconcile net loss to net cash (used in) provided by operating activities from continuing operations:
      Loss from discontinued operations                                              9,984          75,841       2,928,400
      Provision for losses                                                         528,205         250,282         194,174
      Discount on note receivable                                                                  256,316
      Depreciation and amortization                                              1,415,853       1,119,446       1,055,865
      Beneficial conversion features on convertible promissory notes               373,200                          55,000
      Amortization of discount on convertible promissory notes                     104,502                          52,800
      Stock-based compensation expense                                             659,302         355,000         419,303
      Deferred income taxes                                                      1,380,000
      Minority interest                                                           (419,720)
      Changes in assets and liabilities:
        Decrease (increase) in accounts receivable                                 851,429        (579,839)        (44,521)
        (Increase) decrease in other receivables                                   (62,640)        174,651      (6,050,835)
        Decrease in due from shareholders                                                                          300,000
        (Increase) decrease in other assets                                       (201,756)         (4,628)        202,606
        (Decrease) increase in due to credit card holders                          (88,067)       (114,036)      4,855,694
        (Decrease)  increase in accounts payable and accrued liabilities          (391,608)      1,646,550       1,393,446
                                                                              ------------    ------------    ------------
      Total adjustments                                                          4,158,684       3,179,583       5,361,932
                                                                              ------------    ------------    ------------
      Net cash (used in) provided by operating activities from continuing
        operations                                                              (3,299,299)     (1,397,642)      1,042,932
                                                                              ------------    ------------    ------------
Cash flows from investing activities:
    Net decrease (increase) in credit card receivables                              13,179          (2,865)        388,327
    Purchases of furniture, fixtures and equipment                                (555,082)       (422,544)       (430,945)
    Issuances of notes receivable                                               (2,004,673)       (606,316)       (500,000)
    Issuances of related party notes receivable                                    (37,100)       (513,100)       (747,842)
    Repayments of related party notes receivable                                    95,082         558,666         159,457
    Repayments of notes receivable, other                                           18,973
                                                                              ------------    ------------    ------------
      Net cash used in investing activities from continuing operations          (2,469,621)       (986,159)     (1,131,003)
                                                                              ------------    ------------    ------------
Cash flows from financing activities:
    (Decrease) increase in bank overdraft                                       (2,497,766)      2,497,766
    Sale of treasury stock                                                         919,514         352,002
    Proceeds received from stock subscription receivable                           200,000
    Redemption of Series I preferred stock for cash                                               (122,776)       (846,343)
    Proceeds from the exercise of warrants and options                             235,827       1,628,117         256,562
    Proceeds from common stock private placements (net of offering costs)                                          706,196
    Proceeds from Series J preferred stock offering (net of offering costs)                                        578,320
    Purchase of Equitex shares for treasury by subsidiary                         (113,625)       (211,206)        (80,000)
    Increase in deferred loan costs                                               (472,925)                        (29,200)
    Issuances of notes payable, related parties and other                       10,360,794       1,980,000       2,381,839
    Repayments of notes payable, related parties and other                      (3,658,392)     (3,769,564)     (2,438,176)
    Net repayments on line of credit                                                            (1,000,000)         (2,000)
                                                                              ------------    ------------    ------------
      Net cash provided by financing activities from continuing operations       4,973,427       1,354,339         527,198
                                                                              ------------    ------------    ------------
      Net cash used in discontinued operations                                     (38,841)       (222,122)       (414,785)
                                                                              ------------    ------------    ------------

                                  (Continued)

                                     EQUITEX, INC. AND SUBSIDIARIES

                             YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                                                                               2004            2003            2002
                                                                          ------------    ------------    ------------
(Decrease) increase in cash and cash equivalents                              (834,334)     (1,251,584)         24,342
Cash and cash equivalents, beginning of year                                 9,224,020      10,475,604      10,451,262
                                                                          ------------    ------------    ------------
Cash and cash equivalents, end of year                                    $  8,389,686    $  9,224,020    $ 10,475,604
                                                                          ============    ============    ============
Supplemental disclosure of cash flow information:
    Cash paid for interest                                                $  1,858,395    $  1,386,173    $  1,634,000
                                                                          ============    ============    ============
    Cash paid for income taxes                                            $     12,242    $    196,000    $     10,000
                                                                          ============    ============    ============

Supplemental disclosure of non-cash investing and financing activities:

    Amortization of discount on preferred stock                           $      4,640    $     13,280    $      2,080
                                                                          ============    ============    ============
    Conversion of promissory note, accrued interest and
      accounts payable to common stock                                    $      6,450    $    298,535    $    107,911
                                                                          ============    ============    ============
    Capital lease obligations                                             $    145,138                    $     57,000
                                                                          ============                    ============
    Conversion of accounts payable for common stock issued
      as contingent consideration                                         $     25,647    $      2,142
                                                                           ============   ============
    Sale of treasury stock for note receivable                                            $    800,000
                                                                                          ============
    Cancellation of portion of stock subscription receivable              $    250,000

    Return of common stock to subsidiary in exchange for stock
      subscription receivable                                                  350,000
                                                                          ------------
                                                                          $    600,000
                                                                          ============
    Warrants issued in connection with convertible promissory notes       $    625,900
                                                                          ============
    Conversion of notes payable and accrued interest in exchange
      for exercise of warrants                                            $    148,962
                                                                          ============
    Issuance of subsidiary common stock in exchange for note
      receivable                                                          $    216,000
                                                                          ============
    Conversion of note payable in exchange for issuance of
      subsidiary common stock                                             $    200,000
                                                                          ============
    Reclassification of notes and interest receivable from an
      officer of Chex                                                     $    547,002
                                                                          ============

                                  (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                                                                        2004           2003          2002
                                                                    -----------    -----------   -----------
    Warrants to purchase subsidiary common stock issued in
      connection with convertible promissory notes                  $   113,097

    Beneficial conversion features on subsidiary common stock
      issued in connection with convertible promissory notes          1,660,967
                                                                    -----------
                                                                    $ 1,774,064
                                                                    ===========
    Acquisition of SVI in exchange for subsidiary common
      stock                                                         $   419,720
                                                                    ===========
    Conversion of preferred stock to common stock                                  $ 1,547,000   $   940,000
                                                                                   ===========   ===========
    Conversion of promissory note, accrued interest and accounts
      payable to common stock by subsidiary                                                      $    62,814
                                                                                                 ===========
    Equipment exchanged for a reduction in related party
      note payable included in discontinued operations                             $    12,640   $    70,642
                                                                                   ===========   ===========
    Repricing of warrants to preferred stockholders                                $   375,000
                                                                                   ===========
    Issuance of additional warrants to preferred stockholders                                    $    53,000
                                                                                                 ===========
    Cancellation of agreement to issue common stock and
      warrants for services                                                                      $   750,000
                                                                                                 ===========
    Note receivable offset against note payable                                    $   400,000   $   200,000
                                                                                   ===========   ===========
Conversion of accrued liabilities to common stock                                                $    61,005
                                                                                                 ===========
Reclassification of receivables from Net First and
    liabilities to Net First card holders:
      Credit card receivables, net                                                               $ 1,687,931
      Other receivables                                                                            6,261,571
      Accounts payable                                                                              (562,736)
      Due to credit card holders                                                                  (5,235,559)
                                                                                                 -----------
Impairment of FDIC receivable                                                                    $ 2,151,207
                                                                                                 ===========

                 See notes to consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1. ORGANIZATION AND BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION, RECENT EVENTS AND MANAGEMENT'S PLANS:

     ORGANIZATION AND BASIS OF PRESENTATION:

     Equitex, Inc. ("Equitex", or the "Company"), a Delaware corporation, was incorporated in January 1983.

     Effective June 7, 2004, the Company executed an Agreement and Plan of
       Merger (the "Merger Agreement") with Seven Ventures, Inc. ("SVI") to merge its wholly-owned subsidiary Chex Services, Inc. ("Chex") into a wholly-owned subsidiary of SVI (the "Merger Subsidiary"), where- upon the separate corporate existence of the Merger Subsidiary ceased. Under the terms of the Merger Agreement, Equitex exchanged 100% of its equity ownership in Chex for 7,700,000 shares of SVI, representing 93% of SVI's outstanding common stock following the transaction (subsequently reduced to 74% at December 31, 2004 through the issuance of 2,143,957 shares of subsidiary common stock). In addition, Equitex received warrants to purchase 800,000 shares of SVI common stock at an exercise price of $0.10 per share, expiring five years from the date of closing. As a result, Chex became a wholly-owned subsidiary of SVI, a publicly-traded shell company. On June 29, 2004, SVI changed its name to FastFunds Financial Corporation.

     PRINCIPLES OF CONSOLIDATION:

     The Company and its subsidiaries operate in three operating segments, which consist of the disbursement services segment, the credit card services segment and the stored value card segment. For purposes of financial statement reporting, the credit card services segment and stored value card segment are not considered reportable segments through December 31, 2004, as defined in Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company's subsidiaries include the following:

     FASTFUNDS FINANCIAL CORPORATION (FFFC), a Nevada corporation formed in
       1985, is a holding company operating through its wholly-owned subsidiary Chex. Chex and its wholly-owned subsidiary, Collection Solutions, Inc. ("Collection") represent the cash disbursement services segment; Chex is a Minnesota corporation formed in July 1992, and Collection is a Minnesota corporation, formed in October 2002; Chex provides financial services, primarily check cashing, automated teller machine and credit card advances to customers at gaming establishments located in Connecticut, Florida (through January 2004), Illinois, Michigan, Minnesota, Nebraska, New Mexico, North Dakota, South Dakota and Wisconsin; 74% owned by the Company at December 31, 2004. FFFC's other wholly-owned subsidiaries are:

         FASTFUNDS INTERNATIONAL, INC. ("FFI"), a Delaware corporation based in London, formed in July 2004. FFI was formed to build a presence in Europe for the FFFC stored value card program. FFI generated no revenues through December 31, 2004.

         FFC FASTFUNDS (CYPRUS) LIMITED ("FFC") formed in September 2004 under the laws of Cyprus. FFC was formed to have a presence in Cyprus to work with a financial institution regarding the issuance of stored value cards throughout Europe. FFC generated no revenues through December 31, 2004.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1. ORGANIZATION AND BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION, RECENT EVENTS AND MANAGEMENT'S PLANS (CONTINUED):

     PRINCIPLES OF CONSOLIDATION (CONTINUED):

         FASTFUNDS INTERNATIONAL LIMITED ("FFIL") formed in October 2004 with the Registrar of Companies for England and Wales. FFIL was formed in order to have a local presence in the European community. FFIL generated no revenues through December 31, 2004.

     KEY FINANCIAL SERVICES, INC. ("Key") AND NOVA FINANCIAL SERVICES, INC.
       ("Nova"), which represent the Company's credit card services segment; both Florida corporations formed in June 1997 and September 1998, respectively; both companies were formed to design, market and service credit card products aimed at the sub-prime market; both companies are wholly-owned by the Company at December 31, 2004. Nova processes payments on a remaining portfolio, which provides the Company with "run-off" operations. Key ceased "run-off" operations in the fourth quarter of 2003, and Key operations for the years ended December 31, 2004, 2003 and 2002 have been presented as discontinued operations (Note 3).

     DENARIS CORPORATION ("Denaris"), which represents the stored value card segment; a Delaware corporation formed in August 2002 to develop and market a prepaid re-loadable stored value card program, which is designed to offer customers, particularly immigrants, a convenient alternative to traditional bank accounts; 77%-owned by the Company at December 31, 2004; Denaris generated no revenues through December 31, 2004.

     The accompanying consolidated financial statements as of December 31, 2004 and 2003, and for each of the years in the three-year period then ended include the accounts of Equitex and its wholly-owned subsidiaries, Key and Nova, and its majority-owned subsidiaries FFFC and Denaris. Minority interest reflected in the Company's statement of operations for the year ended December 31, 2004 represents net loss of FFFC allocated to the minority common stockholders for the period from June 7, 2004 through December 31, 2004. During the year ended December 31, 2004, the net loss incurred by FFFC exceeded the minority interest in the common equity (deficiency) of the subsidiary. During the year ended December 31, 2002, the net loss incurred by Denaris, exceeded the minority interest in the common equity (deficiency) of the subsidiary. The excess of the losses applicable to the minority interests have been charged to the Company and therefore no minority interest is reflected in the Company's consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated in consolidation.

     DENARIS RECENT EVENTS:

     In August 2004, the Company, along with its majority owned subsidiary, Denaris, executed a non-binding letter of intent to acquire Digitel Network Corporation, Platinum Benefit Group, Inc., National Business Communications, Inc., Personal Voice, Inc. and Private Voice, Inc. (collectively the "Companies") all based in Clearwater, Florida. The Companies design, develop and market stored value card programs as well as personal voice mail products through their call center operations. In conjunction with their stored value card products, the companies offer the Platinum Benefit Group premium service that includes vehicle roadside assistance, a prescription discount program, a dental care discount program, a registered nurse hotline and a family legal plan. The companies also offer personal voice mail services through Personal Voice, Inc. and Private Voice, Inc. Completion of this transaction is subject to further due diligence by both parties, negotiation and execution of a definitive agreement, necessary state or federal regulatory approvals, board of director approval and any necessary stockholder approvals.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1. ORGANIZATION AND BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION, RECENT EVENTS AND MANAGEMENT'S PLANS (CONTINUED):

     RECENT EVENTS AND MANAGEMENT'S PLANS:

     DENARIS RECENT EVENTS (CONTINUED):

     In September 2004, the Company, along with its majority owned subsidiary
       Denaris, executed a definitive agreement (the "Agreement") with Financial Freedom International ("Financial Freedom") of Orem, Utah to distribute Denaris' stored value card and payroll card products to Financial Freedom's customers. Under the terms of the agreement, Denaris is to provide Financial Freedom stored value cards and payroll cards for Financial Freedom to market along with their current products. Financial Freedom is a provider of educational materials, software and services to consumers with troubled debt.

     In October 2004, Denaris signed a marketing agreement with AmeriTech
       Advertising, Inc. ("AmeriTech") of Clearwater, Florida, to market Denaris' stored value card products via the Internet. AmeriTech is an Internet marketing company that maintains various databases and has relationships with other Internet marketing companies to which it markets products via the Internet. Under the terms of the agreement, AmeriTech is to make Denaris' stored value products available to its customers through a hotlinked URL connection to a designated Denaris product website.

     AGREEMENT WITH PAYMASTER JAMAICA:

     In August 2002, the Company entered into a binding agreement with Paymaster
       (Jamaica) Limited ("Paymaster Jamaica") to form a jointly-owned and operated company to replicate Paymaster Jamaica's financial services business model throughout the Caribbean, North America and ultimately, worldwide. This newly-formed company was to be named Paymaster Worldwide, Inc. ("PWI"). Under the terms of the agreement, the Company advanced $500,000 to Paymaster Jamaica that could have been converted into stock of PWI if the company had been formed by August 15, 2003. Because the Company was not formed by this date, the $500,000 advance became a promissory note under the terms of the agreement (Note 5).

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

     NASDAQ COMPLIANCE:

     In July 2004, the Company received a notice from the Nasdaq Stock Market
       ("Nasdaq") notifying the Company that for the last 30 consecutive trading days the price of the Company's common stock closed below $1.00, the minimum per share requirement for continued inclusion under a Marketplace Rule (the "Rule"). Under the Rule, the Company was provided 180 calendar days, or until January 24, 2005, to regain compliance.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1. ORGANIZATION AND BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION, RECENT EVENTS AND MANAGEMENT'S PLANS (CONTINUED):

     NASDAQ COMPLIANCE (CONTINUED):

     On November 30, 2004, the Company filed a Definitive Proxy Statement with the SEC requesting approval for a one-for-six reverse stock split, among other items. The Company's stockholders approved the reverse stock split at its annual meeting on January 5, 2005. In conjunction with the reverse stock split, the Company's board of directors authorized a dividend to be declared and paid to stockholders of record as of February 7, 2005. The dividend is payable through the issuance of warrants to purchase shares of the Company's common stock on a post-reverse-split basis, whereby stockholders receive one A warrant and one B warrant for every two shares of Equitex stock owned on the record date. The A warrant is exercisable at $3.06 per post-split share for a period of five years from issuance and is callable by the Company at a nominal price should the stock price close above $7.02 per post-split share for 15 consecutive trading days. The B warrant is exercisable at $6.12 per post-split share for the five-year period and callable at a nominal price should the stock trade at $9.00 per post-split share for 15 consecutive trading days. The warrants are not exercisable until a registration statement registering the underlying common stock is filed and declared effective.

     On January 26, 2005 the Company received a letter from Nasdaq notifying the Company that it had not regained compliance with the Rule. On January 31, 2005, the Company requested a hearing before a Nasdaq Listing Qualifications Panel. Also, on January 25, 2005, the Company affected the one-for-six reverse stock split and since that time, the Company's closing bid price has been above the $1.00 minimum bid price per share requirement. Accordingly, on February 16, 2005, the Company received a notice from Nasdaq that it achieved compliance for continued listing on the Nasdaq Smallcap Market.

     As a result of the reverse split, the number of shares outstanding and per share information for all prior periods have been retroactively restated to reflect the new capital structure.

     MANAGEMENT'S PLANS:

     The Company has incurred significant net losses, including a net loss of $7,457,983 for the year ended December 31, 2004. Although the net loss included certain non-cash expenses of approximately $4,500,000, FFFC incurred and continues to incur significant costs related to FFIL's international marketing strategy and expansion plans, including costs associated with the development of proprietary software. Therefore, the Company anticipates that its liquidity and capital resources needs for the next 12 months may not be satisfied solely from cash flows generated from operating activities.

     The Company has developed plans and strategies to address its capital and liquidity needs for the next twelve-month period. Management believes that cash flows from operations will provide the Company's primary source of operating capital, as Chex continues to generate income from its casino locations. However, the Company may be required to issue additional debt or equity instruments in order to raise additional capital, to continue to support the operating costs of Equitex, FFIL's international marketing efforts, as well as for the ongoing development of new software. Accordingly, Equitex has entered into discussions with an investment banker to provide advisory services regarding a contemplated equity offering of the 7,700,000 shares of FFFC common stock that it owns. Additionally, management is monitoring the activities of FFIL to determine if the expenditures associated with FFIL's marketing efforts should continue if revenues are not being generated.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1. ORGANIZATION AND BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION, RECENT EVENTS AND MANAGEMENT'S PLANS (CONTINUED):

     MANAGEMENT'S PLANS (CONTINUED):

     The Company also evaluates, on an ongoing basis, potential business acquisition/restructuring opportunities that become available from time to time, which management considers in relation to its corporate plans and strategies.

     Management believes that these plans will provide sufficient resources to fund its operations, 2005 debt payments, and working capital needs at least through December 31, 2005.

2.   SIGNIFICANT ACCOUNTING POLICIES:

     CASH AND CASH EQUIVALENTS AND PRESENTATION OF CASH FLOWS:

     The Company maintains cash in bank accounts which exceed federally insured limits. At December 31, 2004 and 2003, the Company had deposits in excess of federally insured amounts aggregating approximately $1,183,000 and $483,000, respectively, at various financial institutions. The Company believes it has its cash deposits at high quality financial institutions. In addition, the Company maintains a significant amount of cash at each of the casinos. Management believes that the Company has controls in place to safeguard these on-hand amounts, and that no significant credit risk exists with respect to cash.

     Cash and cash equivalents also include cash in the process of collection
       ("CIPC"). CIPC includes ATM advances, as well as credit card advances made to customers. ATM advances made to customers included in CIPC totaled approximately $809,000 and $1,164,000 as of December 31, 2004 and 2003, respectively. Credit card advances made to customers included in CIPC totaled approximately $745,000 as of December 31, 2004. Concentrations of credit risk related to credit card and ATM advances are limited to the credit card and ATM processors who remit the cash back to the Company. The Company believes these processors are financially stable and no significant credit risk exists with respect to CIPC arising from ATM and credit card advances.

     RECEIVABLES:

     Accounts receivable arise primarily from fees from credit card and ATM advances provided at casino locations. Concentrations of credit risk related to the fees from credit card and ATM advances are limited to the credit card and ATM processors who remit to the Company its share of fees earned. The Company believes these processors are financially stable and no significant credit risk exists with respect to accounts receivable arising from the fees for ATM and credit card advances. No allowance was considered necessary on these receivables through December 31, 2002 and 2003. During 2004, the allowance was increased by $65,000 by a charge to expense.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     NOTES RECEIVABLE:

     The Company has made advances to officers of the Company under various loan agreements (Notes 5 and 12). The advances made to officers were made prior to January 2002. The loans made to officers have a face value of approximately $1,971,000 as of December 31, 2004, and are collateralized by Equitex common stock, including registered and unregistered shares. The Company's allowance for doubtful notes receivable is adjusted based on the value of the underlying collateral. Due to the level of risk associated with this common stock, it is reasonably possible that changes in the value of the common stock will occur in the near term and that such changes could materially affect the value of the collateral underlying the notes. After all attempts to collect a note receivable have failed, the note receivable is written-off against the allowance. Based on management's evaluation of repayment intentions, $485,936 of this amount has been presented as a reduction in stockholders' equity at December 31, 2004. The allowance for doubtful notes receivable made to officers was $1,279,300 and $1,053,300 as of December 31, 2004 and 2003,
       respectively.

     The Company establishes an allowance for losses on other notes receivable through a provision for losses charged to expense. The allowance is an amount management believes will be adequate to cover estimated losses, based on an evaluation of the collectibility of the notes receivable. The allowance for doubtful notes receivable on loans made to other than officers was approximately $646,500 and $410,000 at December 31, 2004 and 2003, respectively.

     REVENUE RECOGNITION:

     Revenue is recognized from financial services at the time the service is provided. Revenues are derived from check cashing fees, credit and debit card advance fees and automated teller machine ("ATM") surcharge and transaction fees.

     In general, check cashing fees are comprised of a fee based upon a percentage of the face amount of total checks cashed, and is recognized at a point a transaction is generated by the casino cage.

     Credit and debit card advance fees are comprised of the fee charged to patrons for credit and debit card cash advances and is recognized at the point a transaction is generated by the casino cage for the patron's transaction or cash is dispensed from an ATM.

     ATM surcharge and transaction fees are comprised of upfront patron transaction fees or surcharges assessed at the time the transaction is initiated and a percentage of interchange fees paid by the patron's issuing bank. These issuing banks share the interchange revenue with the Company. Upfront patron transaction fees are recognized when a transaction is initiated, and interchange revenue is recognized on a monthly basis based on the total transactions occurring during the month.

     RETURNED CHECKS:

     The Company charges operations for potential losses on returned checks in the period in which the amounts are deemed uncollectible, generally when such checks are returned. Recoveries on returned checks are credited in the period when the recovery is received.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

2.   SIGNIFICANT ACCOUNTING POLICIES:

     RETURNED CHECKS (CONTINUED):

     In September 2003, checks totaling $606,316 from one customer were cashed by the Company and were returned as insufficient funds. In March 2004, the Company received a non-interest bearing promissory note from this customer. Based on an imputed interest rate of 12%, a discount of $256,316 was applied to this note which was charged to operating expense during the fourth quarter of 2003. Based on management's evaluation of this note, during the fourth quarter of 2004 an allowance of $236,500 was recorded against this note. The Company believes the remaining balance of $100,000 is collectible, based on collateral pledged in connection with the note (Note 5).

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

     The fair values of notes and advances receivable from non-related parties approximate their carrying values because of the short maturities of these instruments, except for a $606,316 non-interest bearing note receivable from a Chex customer (Note 5), as to which the fair value is estimated to be approximately $100,000. The fair values of notes and advances receivable from related parties are not practicable to estimate, based upon the related party nature of the underlying transactions.

     The fair value of notes and loans payable to non-related parties approximates their carrying values because of the short maturities of these instruments. The fair values of long-term debt payable to financial institutions approximates carrying values, net of discounts applied based on market rates currently available to the Company. The fair values of notes payable to related parties are not practicable to estimate, based upon the related party nature of the underlying transactions.

     PROPERTY, EQUIPMENT AND LEASEHOLDS:

     Property, equipment and leaseholds are stated at cost, and depreciation is provided by use of accelerated and straight-line methods over the estimated useful lives of the assets. The cost of leasehold improvements is depreciated over the estimated useful life of the assets or the length of the respective leases, whichever period is shorter. The estimated useful lives of property, equipment and leaseholds are as follows:

        Office equipment, furniture and vehicles     3 to 7 years
        Computer hardware and software               3 to 5 years
        Leasehold improvements                       7 years

     Expenditures for improvements are capitalized, while repairs and maintenance are expensed as incurred.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     GOODWILL, INTANGIBLE ASSETS AND AMORTIZATION:

     Goodwill represents the excess of the purchase price over the estimated fair values of the net tangible and identifiable intangible assets acquired prior to 2002. As discussed below, goodwill and intangible assets with indefinite lives are not amortized. Identifiable intangible assets with finite lives are being amortized on a straight-line basis over three to seven years (Note 7).

     The Company applies the provisions of SFAS No. 142, GOODWILL AND OTHER
       INTANGIBLE ASSETS. SFAS No. 142 no longer allows the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually, or whenever there is an indication of impairment. Intangible assets with finite lives continue to be amortized over their estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, discussed below.

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

     The Company adopted SFAS No. 142 on January 1, 2002, and completed the first step of the transitional goodwill impairment test as required. The Company allocated all goodwill to Chex. The fair value of the reporting unit exceeded the carrying value of the reporting unit and accordingly, as of that date, there was no goodwill impairment. The Company also performed goodwill impairment tests in the fourth quarters of 2004, 2003 and 2002 and determined that there was no goodwill impairment as of the test date. A goodwill impairment test is performed annually in the fourth quarter or upon significant changes in the Company's business environment.

     IMPAIRMENT OF LONG-LIVED ASSETS:

     Management assesses the carrying value of long-lived assets for impairment when circumstances indicate such amounts may not be recoverable from future operations. Generally, assets to be held and used are considered impaired if the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. At December 31, 2004 and 2003, management believes no impairment has occurred.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002


2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     SOFTWARE DEVELOPMENT COSTS:

     FFFC and its subsidiary Chex develop computer software for internal use.
       Internal and external costs incurred for the development of computer applications, as well as for upgrades and enhancements that result in additional functionality of the applications, are capitalized. Internal and external training and maintenance costs are charged to expense as incurred. When an application is placed in service, the Company begins amortizing the related capitalized software costs using the straight-line method and an estimated useful life varying from 3 to 5 years.

     ADVERTISING:

     Advertising costs, which are primarily incurred by Chex, are expensed as incurred. Advertising costs were approximately $243,000, $392,000 and $296,000 in 2004, 2003 and 2002, respectively.

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

     USE OF ESTIMATES:

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

     Income or loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, common stock to be issued, and common stock underlying convertible preferred stock are not considered in the calculations for the years ended December 31, 2004, 2003 and 2002, as the impact of the potential common shares, which total 4,005,480, 2,336,171 and 2,611,379, respectively, would be to decrease loss per share. The historical loss per share of the Company has been retroactively restated to reflect the one-for-six reverse stock split.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     COMPREHENSIVE INCOME:

     SFAS No. 130, REPORTING COMPREHENSIVE INCOME, establishes requirements for disclosure of comprehensive income. During the years presented, the Company did not have any components of comprehensive income to report.

     STOCK-BASED COMPENSATION:

     SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123"), defines a fair-value based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and guidance provided in SFAS Interpretation ("FIN") No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION. Accordingly, compensation cost for employee stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

     In May 2003, Equitex issued options to purchase 126,667 shares of its common stock to employees of Chex for services performed. The options were issued with an exercise price of $4.08 per share (the market value of the common stock at the date of the grant) and expire in May 2008.

     In July 2004, the Company granted 265,000 options to various employees for services. The options were issued with an exercise price of $5.10 (the market value at the date of the grants) and expire in July 2009. In addition, in July 2004 the Company granted 68,334 options for legal and consulting services provided to the Company. The options were issued with an exercise price of $5.10 (the market price at the dates of the grants) and expire in July 2009. The options granted to consultants were valued at $6,970 based upon the Black-Scholes option pricing model.

     Of the 800,000 warrants received by Equitex in conjunction with the Merger
       Agreement, 640,000 were subsequently transferred to officers, directors and a consultant of Equitex and Chex. The warrants were determined to have a fair value of $1.00 at the date of the grant, resulting in $553,000 and $23,000 of compensation expense for employees and consultants, respectively, recorded in the Company's consolidated financial statements during the year ended December 31, 2004.

     Had compensation cost for stock-based awards issued to employees been determined based on the fair values at the grant dates for awards under the plans consistent with the fair-value based method of accounting prescribed by SFAS No. 123, the Company's results would have been changed to the pro forma amounts indicated below:

                                                            2004           2003            2002
                                                       --------------  -------------  -------------

     Net (loss) income                                 $  (7,457,983)  $ (4,577,225)  $ (4,319,000)

     ADD: Stock-based employee compensation expense
     included in reported net loss                            553,000         19,000              -

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

2.   SIGNIFICANT ACCOUNTING POLICIES:

     STOCK-BASED COMPENSATION (CONTINUED):

                                                            2004           2003            2002
                                                       --------------  -------------  -------------
     DEDUCT: Total stock-based employee compensation
     expense determined under fair value based method
     for all awards                                         (587,000)      (503,000)
                                                       --------------  -------------  -------------
     Pro forma net loss                                $  (7,491,983)  $ (5,061,225)  $ (4,319,000)
                                                       ==============  =============  =============
     Net loss per share:

     Basic and diluted - as reported                   $       (1.36)  $      (1.06)  $      (1.17)
                                                       ==============  =============  =============
     Basic and diluted - pro forma                     $       (1.37)  $      (1.03)  $      (1.17)
                                                       ==============  =============  =============

     The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model. No options were issued during 2002. The following weighted average assumptions were utilized:

                                                  2004               2003
                                             -------------       -------------

     Expected dividend yield                             0                   0
     Expected stock price volatility                   99%                 76%
     Risk-free interest rate                            2%                1.2%
     Expected life of options                      2 years           2.5 years

     Recently issued accounting standards:

     In December 2004, the FASB issued SFAS No. 123(R) SHARE-BASED PAYMENT, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Management is evaluating the provisions of this standard. Depending upon the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company's financial position and results of operations.

     In December 2003, the FASB issued Interpretation No. 46R ("FIN 46R"), a revision to SFAS Interpretation No. 46 ("FIN 46"), CONSOLIDATION OF VARIABLE INTEREST ENTITIES. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46R became effective for variable interest entities or potential variable interest entities for periods ending after December 15, 2003, and became effective for all other types of entities by the beginning of the first annual reporting period beginning after March 15, 2004. The adoption of FIN 46R did not have an impact on the Company's financial position or results of operations.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED):

     In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL
       INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). Mandatorily redeemable instruments (i.e., instruments issued in the form of shares that unconditionally obligate the issuer to redeem the shares for cash or by transferring other assets) are to be reported as liabilities by their issuers. This statement does not affect the classification or measurement of convertible bonds, puttable stock, or other outstanding shares that are conditionally redeemable. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, except for those provisions relating to mandatorily redeemable non-controlling interests, which have been deferred. The adoption of SFAS No. 150 did not have a material impact on the financial position or results of operations of the Company. If the deferred provisions of SFAS No. 150 are finalized in their current form, management does not expect adoption to have a material effect of the financial position or results of operations of the Company.

     RECLASSIFICATIONS:

     Certain amounts reported in the 2003 and 2002 consolidated financial statements have been reclassified to conform to the 2004 presentation.

3.   DISCONTINUED OPERATIONS:

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

     In March 2002, the Federal Deposit Insurance Corporation ("FDIC") notified the Company that it had been appointed receiver of all funds due from Net First to Key. As receiver, the FDIC elected to disaffirm, to the full extent, all contracts Key was a party to with Net First. On March 10, 2002, the Company was made aware that the FDIC was notifying Net First credit card holders that their accounts were to be closed, and accordingly, Key would not be able to transfer the existing PAY AS YOU GO credit card portfolio to a successor financial institution. In November 2002, the Company filed a lawsuit seeking to recover the full amount of a claim with the FDIC for all funds due from Net First to Key through the date federal banking regulators closed Net First (Note 11).

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

3.   DISCONTINUED OPERATIONS (CONTINUED):

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

     The carrying amounts of assets and liabilities of Key at December 31, 2004 and 2003 are as follows:

                                                        2004         2003
                                                     ----------   ----------
       Cash (included in prepaid expenses and other) $      139   $    1,055
                                                     ==========   ==========

       Accounts payable                              $  490,854   $  524,829
       Accrued expenses                                  25,000       25,000
       Notes payable, related party                      77,057       71,939
                                                     ----------   ----------
       Total liabilities (all current)               $  592,911   $  621,768
                                                     ==========   ==========

     Key had no revenues during the year ended December 31, 2004. Key revenues for the years ended December 31, 2003 and 2002 reported in discontinued operations were $36,644 and $3,474,273, respectively. Losses incurred by Key in 2004, 2003 and 2002 were $9,984, $75,841 and $2,928,398, respectively. In 2002, Key losses included $2,151,207, related to the closure of Net First (Note 11).

4.   RECEIVABLES:

     Receivables at December 31, 2004 and 2003, consist of the following:

                                                         2004         2003
                                                      -----------   -----------
       Credit card and ATM processors, net of
         allowance of $65,000 (2004)                  $   777,723   $ 1,113,992
       Due from Paymaster Jamaica                                       608,000
       Amount held in trust                               182,184       258,642
       Credit card receivables, net of allowance, of
         $705 (2004) and $1,545 (2003)                    139,663       153,547
       Other receivables                                  238,539       210,699
                                                      -----------   -----------

                                                      $ 1,338,109   $ 2,344,880
                                                      ===========   ===========

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002


4.   RECEIVABLES (CONTINUED):

     Amounts due from credit card and ATM processors arise primarily from fees from credit card and ATM advances by Chex to casino patrons. During 2004, the allowance for ATM and credit card processors was increased by $65,000 by a charge to expense. Credit card receivables are reduced by allowances for refundable fees and losses. The amounts due from Paymaster Jamaica were due for services performed by Denaris, which were recorded as deferred revenue at December 31, 2003 (presented in accrued expenses and other liabilities). The amount held in a trust under an agreement is to secure payment of reservation fees due customers. The amount is held by a third party financial institution. Credit card receivables include refundable and earned fees, which represent the balance reported to customers.

     Changes in the allowance for credit card losses for the years ended
       December 2004, 2003 and 2002 are as follows:

                                        2004         2003          2002
                                    -----------   ----------   -----------
     Balances, beginning of year    $     1,545   $    3,465   $   208,070
     Provision for recoveries             2,520        4,879       121,307
     Amounts charged-off                (3,360)      (6,799)     (325,912)
                                    -----------   ----------   -----------
     Balances, end of year          $       705   $    1,545   $     3,465
                                    ===========   ==========   ===========

5.   NOTES AND INTEREST RECEIVABLE:

     Notes receivable at December 31, 2004 and 2003, consist of the following:

                                                          2004          2003
                                                      -----------   -----------
       Note receivable from iGames Entertainment,
       Inc. ("iGames"); interest at 10%; maturity
       January 2005, currently in default [A], [C]    $ 2,000,000

       Notes receivable from the estate of a
       deceased officer of Chex; interest at 6%;
       principal and unpaid interest due in
       November 2004; collateralized by
       unregistered shares of the Company's common
       stock; a valuation allowance of $1,279,300
       has been recorded against this receivable
       at December 31, 2004 ($1,053,300 at
       December 31, 2003); currently in default
       [B], [C]                                         1,484,691   $ 1,484,691

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

5.     NOTES AND INTEREST RECEIVABLE (CONTINUED):

                                                          2004          2003
                                                      -----------   -----------
       Note receivable from a customer of Chex;
       non-interest bearing; principal balance of
       $606,316, net of $256,316 discount at
       December 31, 2004 and 2003, based on
       imputed interest rate of 12%; discount
       charged to operating expense in 2003;
       monthly payments of $4,500 beginning May
       2004 through December 2010, at which time
       the balance is due in full; collateralized
       by mortgages on three parcels of real
       property in Florida; a valuation allowance
       of $236,500 has been recorded against this
       receivable at December 31, 2004; currently
       in default [C]                                     336,500       350,000

       Notes receivable from an officer of Chex;
       interest at rates ranging from 5.75% to 6%;
       due on demand; collateralized by
       unregistered shares of the Company's common
       stock; at December 31, 2004 this receivable
       is presented as a reduction to
       stockholders' equity based on management's
       evaluation of repayment intentions (Note
       12) the Company also has $119,624 (2004)
       and $150,000 (2003) of notes payable to
       this officer [B], [C]                                            485,936

       Note receivable from Paymaster Jamaica;
       interest at 10%, collateralized by a pledge
       of Paymaster Jamaica common shares by
       Paymaster Jamaica's president; note matures
       in August 15, 2008; payments of interest
       only due semi-annually beginning August 15,
       2003 through maturity; a valuation
       allowance of $250,000 has been recorded
       against this receivable at December 31,
       2004 and 2003; first interest payment
       waived by the Company                              500,000       500,000

       Notes receivable from Equitex 2000, Inc.,
       an affiliate of the Company through common
       control; interest at 10%; unsecured; due on
       demand; a valuation allowance of $160,000
       has been recorded against this receivable
       at December 31, 2004 and 2003 [B]                1,208,574     1,266,556

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002


5.     NOTES AND INTEREST RECEIVABLE (CONTINUED):

                                                          2004          2003
                                                      -----------   -----------
       Notes receivable from various Chex
       employees and a shareholder; non-interest
       bearing; unsecured; due on demand [B]               52,900        53,700
                                                      -----------   -----------
                                                        5,582,665     4,140,883

       Interest receivable, includes related party
       interest of $118,554 (2004) and $110,751
       (2003)                                             214,666       136,634
       Less current maturities                           (472,291)     (707,155)
                                                      -----------   -----------
       Notes receivable, net of current portion,
       before valuation allowance                       5,325,040     3,570,362
       Less valuation allowance                        (1,925,800)   (1,463,300)
                                                      -----------   -----------
       Notes and interest receivable, net, long-term  $ 3,399,240   $ 2,107,062
                                                      ===========   ===========

     [A] In January 2004, Chex advanced iGames $2,000,000 under a Term Loan Note
         (the "Note"). Interest accrues at 10% per annum, and the maturity date was in January 2005, as defined in the Note. The Note was to be secured by a pledge of capital stock of the borrower pursuant to a stock pledge agreement. The stock pledge agreement was not executed, which resulted in an event of default under the terms of the Note. Therefore, Chex demanded that the entire unpaid principal and accrued interest be paid in full. Chex has commenced litigation relating to the collection of the Note (Note 11). The Company has presented the Note as a non-current asset at December 31, 2004 due to uncertainty as to the anticipated litigation settlement date.

     [B] Demand notes and interest receivable, less valuation allowances aggregating to $1,372,519 at December 31, 2004, have been classified as non-current assets, as it is management's intention not to demand payment in 2005. Demand notes receivables aggregating to $1,797,492 were classified as non-current assets at December 31, 2003.

     [C] The Company in no longer accruing interest on these loans due to uncertainty as to collection.

     Changes in the allowance for notes receivable for the years ended December
       31, 2004, 2003 and 2002 are as follows:

                                           2004         2003             2002
                                        -----------   -----------   ------------
     Balances, beginning of year        $ 1,463,300   $ 1,211,100   $  1,150,000
       Additions charged to expense         462,500       410,000         61,100
       Deductions credited to expense                   (157,800)
                                        -----------   -----------   ------------
     Balances, end of year              $ 1,925,800   $ 1,463,300   $  1,211,100
                                        ===========   ===========   ============

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

6.   PROPERTY, EQUIPMENT AND LEASEHOLDS:

     The major classes of property, equipment and leaseholds, and total accumulated depreciation at December 31, 2004 and 2003, are as follows:

                                                       2004          2003
                                                  -------------  -------------

       Office equipment, furniture and vehicles   $   1,852,998  $   1,771,948
       Leasehold improvements                            52,765         52,765
       Computer software                                760,834        141,664
                                                  -------------  -------------
                                                      2,666,597      1,966,377
       Less accumulated depreciation                (1,336,502)      (781,564)
                                                  -------------  -------------
                                                  $   1,330,095  $   1,184,813
                                                  =============  =============

     The amounts above include equipment under capital leases with a gross carrying value of approximately $302,000 and $157,000 at December 31, 2004 and 2003, respectively, and accumulated depreciation of approximately $99,000 and $47,000 at December 31, 2004 and 2003, respectively.

     The amounts above include long-lived assets with a carrying value of $158,914 located in London, England consisting primarily of computer hardware and software. Depreciation expense was $554,938 and $379,446 for the years ended December 31, 2004 and 2003, respectively.

7.   GOODWILL, INTANGIBLE AND OTHER ASSETS:

     At December 31, 2004 and 2003, goodwill was $5,636,000, none of which is deductible for tax purposes. Intangible and other assets are as follows:

                                           December 31, 2004                             December 31, 2003
                             --------------------------------------------  --------------------------------------------
                                  Gross                          Net            Gross                          Net
                                Carrying      Accumulated     carrying        carrying      Accumulated     carrying
                                 amount     amortization       amount          amount      amortization      amount
                             -------------  --------------  -------------  -------------   ------------   -------------
     Casino contracts        $   4,300,000  $    1,949,440  $   2,350,560  $   4,300,000  $    1,349,440  $   2,950,560
     Non-compete agreements        350,000        227,300         122,700        350,000        163,300         186,700
     Customer lists                250,000         250,000                       250,000         178,600         71,400
     Trade names                   100,000                        100,000        100,000                        100,000
                             -------------  --------------  -------------  -------------  --------------  -------------
     Total intangible assets     5,000,000       2,426,740      2,573,260      5,000,000       1,691,340      3,308,660
     Loan costs                    637,625         125,515        512,110
     Other assets                   49,733                         49,733         49,733                         49,733
                             -------------  --------------  -------------  -------------  --------------  -------------
                             $   5,687,358  $    2,552,255  $   3,135,103  $   5,049,733  $    1,691,340  $   3,358,393
                             =============  ==============  =============  =============  ==============  =============

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

7.   GOODWILL, INTANGIBLE AND OTHER ASSETS (CONTINUED):

     Casino contracts represent Chex's renewable agreements with Native American owned gaming establishments to operate in those establishments for initial terms of between one and five years. Casino contracts have historically been renewed by gaming establishments and are amortized using the straight-line method over seven years. The non-compete agreements with members of Chex management are amortized using the straight-line method over the five years. Customer lists relate to core customers that rely on the use of Chex's facilities and have been fully amortized. Trade names consist of the Chex Services and FastFunds names, which are believed to be readily identified and known in the marketplace by Chex customers. Trade names are considered to have an indefinite life and are therefore not amortized. Other assets primarily represent long-term deposits and deferred loan costs. Loan costs are amortized over the terms of the related loans, which range from nine to forty-five months.

     Aggregate amortization expense for intangible assets for the years ended
       December 31, 2004, 2003 and 2002, was $735,400, $740,000 and $876,755,
       respectively. Estimated amortization expense for intangible assets for each of the four remaining succeeding fiscal years is as follows:

                     Year ending
                     December 31,                   Amount
                     ------------                ----------
                        2005                     $  664,000
                        2006                        659,000
                        2007                        600,000
                        2008                        551,000


8.   NOTES AND LOANS PAYABLE AND LONG-TERM DEBT:

     Notes and loans payable and long-term debt at December 31, 2004 and 2003 consist of the following:

     NOTES AND LOANS PAYABLE:

                                                          2004          2003
                                                      -----------   -----------
       Notes payable to individuals; interest
       rates ranging from 9% to 15%; interest and
       principal payable monthly or quarterly; the
       notes are unsecured and mature on various
       dates through December 2005; the notes are
       subject to repayment with ninety days
       notice at the option of the holder;
       subsequent to December 31, 2004, the
       Company repaid $168,000 of these notes
       payable                                        $11,402,602   $10,692,177

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

8.   NOTES AND LOANS PAYABLE AND LONG-TERM DEBT (CONTINUED):

                                                          2004          2003
                                                      -----------   -----------

       Convertible promissory notes; originally
       due November 2002; notes of $100,000 were
       converted into common stock in November
       2003; notes of $185,000 are currently in
       default [A]                                        185,000       185,000

       Convertible promissory notes; interest at
       9.5%, net of discounts [B]                         185,335

       Note payable to an officer of Chex;
       interest at 8%; unsecured; due on demand            14,519       150,000

       Notes payable to officers of the Company;
       interest at 8%; unsecured; due on demand            57,500

       Notes payable to affiliate through common
       ownership and control by the Company's
       president; interest at 10%; unsecured; due
       on demand                                           21,700         5,421

       Note payable under litigation settlement
       agreement; repaid in May 2004                                    400,000
                                                      -----------   -----------
                                                      $11,866,656   $11,432,598
                                                      ===========   ===========

     The weighted-average interest rates on short-term borrowings were 9.95%, 10.3% and 11.4% in 2004, 2003 and 2002, respectively

     LONG-TERM DEBT:

       Convertible promissory notes; interest at
       7% per annum; collateralized by all assets
       of Chex and the Company's stock ownership
       in FFFC; net of discount [C]                   $ 3,989,446

       Convertible promissory notes; interest at
       5% [D]                                             200,000

       Obligations under capital leases; imputed
       interest rates ranging from 6.5% to 7%; due
       at various dates through October 2007;
       collateralized by equipment                        169,787   $    88,970

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

8.   NOTES AND LOANS PAYABLE AND LONG-TERM DEBT (CONTINUED):

                                                          2004          2003
                                                      -----------   -----------
       Note payable to a bank; interest at prime
       plus .25%; repaid in June 2004                                   150,000

                                                      -----------   -----------
                                                        4,359,233       238,970
     Less current maturities                           (1,315,217)     (201,727)
                                                      -----------   -----------
                                                      $ 3,044,016   $    37,243
                                                      ===========   ===========

     Aggregate annual maturities of long-term debt are as follows:

                      Year ending
                      December 31,            Amount
                      ------------         -----------
                         2005              $ 1,315,217
                         2006                1,375,755
                         2007                1,668,261
                                           -----------
                                           $ 4,359,233
                                           ===========

     At December 31, 2003, Chex had a bank overdraft of $2,497,766 outstanding with a bank. Interest on the overdraft was charged at 4.5%. In March 2004, Chex paid the amount due on the overdraft with funds received by the Company in a $5 million debt refinancing, as discussed below.

     [A] These convertible promissory notes were issued along with warrants to purchase 12,834 shares of the Company's common stock. The portion of the proceeds applicable to the warrants was determined to be approximately $72,000 utilizing the Black-Scholes pricing model, and therefore $72,000 of the total proceeds was allocated to the warrants, resulting in an imputed interest rate of 12.5%. The value assigned to the warrants was amortized to interest expense using the effective interest method over the term of the notes. Through December 31, 2002, the Company recognized $72,000 of interest expense related to the warrants.

           The convertible promissory notes included beneficial conversion features in which the notes are convertible at 80% of the average of the closing bid price of the Company's common stock during the ten trading days immediately preceding the date on which the holder elects to convert the notes. The intrinsic value of the beneficial conversion features were determined to be approximately $168,000, which was charged to interest expense at the time of issuance, as the notes are convertible at any time after the date of issuance at the option of the holder.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

8.   NOTES AND LOANS PAYABLE AND LONG-TERM DEBT (CONTINUED):

     [B] In December 2004, FFFC closed on $1,774,064 of unsecured convertible promissory notes (the "Convertible Notes") with various note holders (the "Holders"). The Convertible Notes carry a stated interest rate of 9.5% per annum, have a 9-month term and are convertible at the Holders' option, including any unpaid interest, into shares of FFFC common stock at $1.00 per share for a three-year period commencing on the due date. The Convertible Notes may be prepaid at any time, in whole or in part and from time to time without premium or penalty, provided however that FFFC may not make any prepayments unless at least 50% of the outstanding amount due on the $5 million notes (discussed below) have been paid. At this time, it is uncertain whether FFFC will prepay the Convertible Notes. The Holders also received warrants to purchase 1,774,064 shares of FFFC common stock at an exercise price of $2.00 per share.

           The proceeds from the Convertible Notes have been allocated between the estimated fair value of the Convertible Notes and the warrants based on their relative fair values. These warrants were valued at approximately $113,100 based upon the Company's assumption that the market interest rate for a similar convertible note without the warrants and the beneficial conversion features would be approximately 18%. Therefore $113,100 of the total proceeds was allocated to the warrants. FFFC reduced the carrying value of the Convertible Notes for this amount, with an offset to additional paid-in capital and is amortizing this discount as additional interest expense over the nine-month term of the Convertible Notes. Accordingly, $12,135 is included in interest expense during the year ended December 31, 2004. The beneficial conversion features were valued at $1,660,967 as the intrinsic value of the beneficial conversion features is limited to the total amount of the proceeds received, net of the amount allocated to the warrants. The Company reduced the carrying value of the Convertible Notes for this amount, with an offset to additional paid-in capital, and is amortizing this discount as additional interest expense to the date first convertible by the Holders, which is 9 months. Accordingly, $173,200 is included in interest expense during the year ended December 31, 2004.

           FFFC also paid $137,925 to an advisory firm in connection with the transaction, which was recorded as deferred loan costs and is being amortized over the nine-month term of the Convertible Notes. Accordingly, $14,261 is included in general and administrative expense for the year ended December 31, 2004.

     [C] In March 2004, the Company closed on $5,000,000 of convertible promissory notes (the "Notes") with two financial institutions (the "Lenders"). The Notes carry a stated interest rate of 7% per annum and have a 45-month term. Interest only payments were due April 2004 through June 2004. Beginning in July 2004, principal and interest payments amortize over the remaining 42-month period. The Notes are senior to all other debt of the Company and are collateralized by all assets of Chex as defined in the security agreement.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

8.   NOTES AND LOANS PAYABLE AND LONG-TERM DEBT (CONTINUED):

           The Notes are convertible into common stock at $8.10 per share up to an amount equal to 4.99% of the Company's outstanding common stock. In June 2004, the Company reduced this conversion price to $6.885 per share (the market value of the Company's common stock at that date). The Company has the right to make any monthly payment of principal and interest in shares of its common stock. The common stock is to be issued based on 85% of the average bid price for 20 trading days prior to the payment due date. The maximum number of shares that can be delivered as payment is to be equal to 10% of the average monthly trading volume for the month prior to the payment due date. The Company may also issue common shares each month in an amount not to exceed 10% of the prior month's total share volume as payment, to be applied to the outstanding principal balance up to a value of $100,000. Any beneficial conversion features resulting from future payments made by the Company in common stock at 85% will be recorded in earnings at the time of conversion, as the number of shares the holder will receive is not known until the payment occurs.

           The Notes contain certain anti-dilution provisions requiring the Company to pay the Lenders as collateral, the pro-rata number of shares the Lenders would receive in any spin-off or dividend from the Company as if the remaining principal balance under the Note was fully converted at $6.885 per share. The dividend shares are to be segregated and may be liquidated at the discretion of Lenders.

           The Lenders also received warrants to acquire up to 133,334 shares of the Company's common stock at an exercise price of $9.00 per share. The warrants are exercisable for a period of five years, and include a cashless exercise provision. These warrants were valued at $358,400 based upon the Black-Scholes option-pricing model, and therefore $358,400 of the total costs were allocated to the warrants, resulting in an imputed interest rate of 7.5%. In June 2004, the Company reduced the exercise price of these warrants to $7.65 per share. In August 2004, the Company reduced the exercise price of these warrants to $4.26 per share. As a result of the additional allocation resulting from these reductions in exercise price, the Company allocated an additional $102,800 to these warrants. The Company reduced the carrying value of the Notes by this amount and is amortizing the discount to interest expense over the 45-month term of the Notes. Accordingly, $92,367 has been recorded as interest expense during the year ended December 31, 2004. In addition, warrants to acquire up to 50,000 shares of Equitex common stock exercisable at $6.00 per share for a period of two years were issued to an advisory firm in connection with the transaction. These warrants were valued at $164,700 based upon the Black-Scholes option-pricing model. The Company also paid cash of $320,000 for legal services and finders' fees in connection with the transaction. The Company recorded the value of these warrants and the cash paid as deferred loan costs and is amortizing these costs over the 45-month term of the Notes. Accordingly, $107,710 is included in general and administrative expense during the year ended December 31, 2004.

           The Company filed with the Securities and Exchange Commission a registration statement registering common shares underlying conversion of the Notes, warrants and shares used to make monthly payments. The registration statement was declared effective July 13, 2004.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

8.   NOTES AND LOANS PAYABLE AND LONG-TERM DEBT (CONTINUED):

     [D] In connection with the June 7, 2004 Merger Agreement, FFFC received $400,000 in exchange for convertible promissory notes. The notes are convertible into 4,000,000 shares ($0.10 per share) of FFFC common stock upon the occurrence of certain future events, and bear interest at 5% per annum. Unless converted, any outstanding balance of principal and interest is due in April 2007. On June 29, 2004, an advisory agreement between Chex and the financial advisor was executed (Note 11). As a result, 25% ($100,000) of the notes were converted into 1,000,000 shares of FFFC common stock. An additional 25% ($100,000) was converted in August 2004 upon an independent director being added to the FFFC board of directors and the satisfaction of certain other criteria. The remaining 50% ($200,000) is to convert into 2,000,000 shares of FFFC common stock upon FFFC's execution of a definitive merger agreement or acquisition of an entity having not less than $10,000,000 in revenue. The conversion of the note is deemed to be beneficial as the note converts to common stock of FFFC at $0.10 per share (the estimated fair value of FFFC's common stock was determined to be $1.00 per share on the date of closing). The intrinsic value of the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible note; therefore the value of the convertible feature was determined to be $400,000. In connection with each of the conversions of a 25% portion of the note to common stock, the Company recorded an additional $100,000 of interest expense related to the beneficial conversion feature. Accordingly, $200,000 has been recorded as additional interest expense during the year ended December 31, 2004. As the remaining 50% of the conversion feature is contingent upon the occurrence of future events, it will be recorded in earnings when converted.

9.   INCOME TAXES:

     Income tax expense for the years ended December 31, 2004, 2003 and 2002 is as follows:

                          2004              2003             2002
                      -------------    -------------     -------------
       Current:
         State        $      48,889    $      38,000     $      55,000
                       ------------    -------------     -------------
       Deferred:
         Federal          1,242,000
         State              138,000
                      -------------    -------------     -------------
                          1,380,000
                      -------------    -------------     -------------
                      $   1,428,889    $      38,000     $      55,000
                      =============    =============     =============

     During the quarter ended June 30, 2004 management assessed the realization of its deferred tax assets. Based on this assessment it was determined to be more likely than not that the Company's deferred tax assets will not be realizable, and the Company determined that a valuation allowance was required. Accordingly, the Company's valuation allowance was increased by $1,380,000, which resulted in an increase to the provision for income taxes of the same amount.

     The reconciliation between the expected tax benefit computed at the federal statutory income tax rate of 34% and the effective tax rate applied to the pre-tax loss from continuing operations for the years ended December 31, 2004, 2003 and 2002, is as follows:

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

9.   INCOME TAXES (CONTINUED):

                                                         2004    2003     2002
                                                        ------  ------   ------
       Statutory Federal income tax rate                 (34%)   (34%)    (34%)
       State taxes, net of federal income tax benefit     (4%)    (4%)     (4%)
       Effect of change in valuation allowance             60%     39%      42%
                                                        ------  ------   ------
                                                           22%      1%       4%
                                                        ======  ======   ======

     The following is a summary of the Company's deferred tax assets and liabilities:

                                                               2004          2003
                                                          -------------   ------------
       Deferred tax assets:
         Allowance for loan losses                        $     859,000   $    680,000
         Intangible and other assets                             19,000         18,000
         Compensation and other accruals                        549,000        357,000
         Net operating loss carryforwards                     6,005,000      4,113,000
                                                          -------------   ------------
       Total deferred tax assets                              7,432,000      5,168,000
         Valuation allowance                                 (7,378,000)    (3,727,000)
                                                          -------------   ------------
                                                                 54,000      1,441,000
       Deferred tax liabilities, credit card receivables        (54,000)       (61,000)
                                                          -------------   ------------
       Net deferred tax asset                             $           -   $  1,380,000
                                                          =============   ============

     Net operating loss carryforwards of approximately $17,700,000 are available to offset future taxable income, if any, and expire between 2016 and 2024. The net operating loss carryforwards may be subject to certain limitations due to business acquisitions and other transactions.

10.  RELATED PARTY TRANSACTIONS:

     BONUS TO OFFICER:

     In June 2003, the Company's Board of Directors approved a bonus arrangement with the Company's president. The bonus arrangement, effective June 2, 2003, provides for an annual bonus calculated quarterly based on 5% of the increase in the market value of the Company's common stock, accrued quarterly, beginning with the closing price as reported by Nasdaq on December 31 of each year, and ending with the closing price on December 31 of the following year. Payments under the bonus arrangement are to be made at the discretion of the Company's management from time to time, as cash flow permits. Total compensation expense recorded under this arrangement from June 2, 2003 through December 31, 2003, was approximately $1,490,000, of which approximately $209,000 and $755,000 was paid in 2003 and 2004, respectively. Approximately $526,000 and $1,281,000 is included in accrued liabilities at December 31, 2004 and 2003, respectively.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

11.  COMMITMENTS, CONTINGENCIES AND CREDIT RISK:

     LITIGATION:

     In April 2004, Equitex and Chex executed a settlement agreement with Cash
       Systems, Inc. ("Cash Systems") pursuant to which the Company paid Cash Systems $125,000 for expenses related to an Agreement and Plan of Merger ("APM"), which was terminated in December 2003. As part of the settlement agreement, Cash Systems paid Chex approximately $476,000 for commissions owed to Chex by Cash Systems. In April 2004, both Equitex and Chex and Cash Systems agreed to mutually release each other from further liability related to the APM and the Seminole Tribe termination in January 2004; however, Equitex and Chex retained the right to legal action against Native American Cash Systems Florida, Inc. (NACSF), Native American Cash Systems, Inc. (NACS) and its President, for the wrongful termination of the Seminole Tribe casino contracts. In February 2005, Equitex and Chex reached a tentative settlement agreement with NACSF, NACS and its President under which all the parties have agreed to dismiss their claims against each other in exchange for mutual releases. It is anticipated that this agreement will end litigation.

     In March 2004, Chex commenced a lawsuit in Hennepin County, Minnesota demanding repayment of $2,000,000, plus a $1,000,000 termination fee, accrued interest and other fees, due from iGames under a term note executed in January 2004. In addition, in March 2004, the Company commenced a lawsuit in Delaware state court (New Castle County) relative to the termination of the Stock Purchase Agreement ("SPA"). iGames has asserted it is entitled to approximately $3.3 million in damages. The Company is confident that its claims in litigation will be upheld, and management believes that the claims made by iGames lack merit. The Company intends to vigorously prosecute its claims and defend against iGames' claims.

     In May 2002, Key filed a claim with the FDIC for all funds due from Net
       First to Key under the Credit Card Program Agreement through the date federal banking regulators closed Net First. The total amount of the claim was $4,311,027. In October 2002, the FDIC notified Key that it had determined to disallow all but $111,734 of the total claim. The notification states that as the FDIC liquidates the assets of the receivership, Key may periodically receive payments on the allowed portion of this claim through dividends. Therefore, no assurance can be given as to whether or not collection will eventually occur. In November 2002, the Company filed a lawsuit in the United States District Court for the Southern District of Florida seeking to recover the full amount of its claim. The FDIC answered the complaint, asserting a counterclaim for $1,000,000, which the FDIC asserts is for refunds to be made to customers who did not receive credit cards as a result of the closing of Net First. In 2002, the Company reserved 100% of the net remaining balance due of $2,151,207 from the FDIC, as receiver for Net First, in addition to amounts previously reserved.

     In December 2004, the Company settled with the FDIC, resulting in Key receiving an additional FDIC receiver's certificate for an allowed claim of $400,000. All other claims and counterclaims have been released under the settlement. The receiver's certificate is to be paid upon distribution as the FDIC liquidates the assets of the receivership. Therefore, no assurance can be given as to whether or not collection will eventually occur.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002


11.  COMMITMENTS, CONTINGENCIES AND CREDIT RISK (CONTINUED):

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

     A credit limit has been established for each credit card holder account acquired by Nova. By agreement, the credit limit can be terminated at any time for any reason. Because the initial reservation fee charged to all account holders is fully refundable, the total of accounts with credit limits in excess of cardholder balances is reflected as a liability in the amount of $187,432 and $275,499 as of December 31, 2004 and 2003, respectively.

     The Company's credit card receivables were initiated under membership terms with VISA and MasterCard. Modification of these terms by VISA and MasterCard could adversely affect operating results.

     LEASE COMMITMENTS:

     The Company rents space under various non-cancelable operating leases that provide for monthly lease payments through March 2006. Pursuant to certain leases, the Company is required to pay its pro-rata share of taxes and operating expenses. Certain leases also contain various renewal options. Future minimum rental payments due under these non-cancelable leases as of December 31, 2004, are as follows:

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

11.  COMMITMENTS, CONTINGENCIES AND CREDIT RISK (CONTINUED):

     LEASE COMMITMENTS (CONTINUED):

                    Year ending
                    December 31,            Amount
                    ------------         -----------
                       2005              $   129,000
                       2006                   19,000
                                         -----------
                                         $   148,000
                                         ===========

     In addition, the Company leases office space in Colorado on a month to month basis for $2,500 per month from a corporation in which the Company's president is the sole shareholder.

     Total rent expense under operating leases was approximately $283,000, $272,000 and $693,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

     In February 2003, the Company entered into an agreement to terminate the operating lease agreement for Key for the unexpired portion of the term of the lease. In consideration for this settlement, the Company paid a lease termination fee of $150,000 in 2003. This amount was accrued at December 31, 2002 and is included in loss from discontinued operations in 2002.

     CONSULTING AGREEMENTS:

     In May 2004, Chex entered into a consulting agreement with a financial advisor to provide assistance in the placement of debt or equity financing with prospective investors and facilitating future merger, acquisition and strategic partnerships on behalf of the Company. The term of the agreement is two years and requires the Company to pay a total of $240,000 to the financial advisor in monthly installments of $10,000 each month. Additionally, the advisor is to receive a fee if the advisor is successful in completing a debt or equity financing for or on behalf of the Company. Pursuant to the agreement and in connection with the December 2004 closing on $1,774,064 of convertible promissory notes issued by FFFC, the advisory firm earned fees of $101,925. FFFC paid $62,000 of the fee and recorded a liability of $39,925 as of December 31, 2004 to the advisory firm, which was paid in February 2005.

     In July 2004, FFIL entered into a twelve-month agreement with a third party consultant who is to provide sales, program and business development, and consulting services for FFFC's International operations. Under the terms of the agreement, FFIL was required to pay the consultant approximately $15,800 per month as an advance against future commissions earned by the consultant. The consultant will be entitled to a 10% commission on all sales generated. In addition, the consultant is to earn a minimum of 3% of the acquisition value if the Company closes on an acquisition introduced by the consultant. The agreement can be terminated by either party subject to not less than three months written notice. No commissions were due under this agreement at December 31, 2004.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

11.  COMMITMENTS, CONTINGENCIES AND CREDIT RISK (CONTINUED):

     CONSULTING AGREEMENTS (CONTINUED):

     In August 2004, Chex entered into a six-month consulting agreement with a business advisor to provide management services to assist FFFC to establish operations in Canada, as well as to identify acquisition prospects in Canada, the United States and abroad. Under the terms of the agreement, FFFC was required to pay $10,000 per month, plus pre-approved expenses. The agreement terminated in January 2005 and was not renewed.

     In September 2004, FFFC entered into a non-exclusive financial advisory and investment banking services agreement with a third party. The third party is to provide strategic direction to the Company and to identify and assist the Company in specified transactions, as defined. FFFC agreed to pay a fee if the advisor is successful in the closing of a transaction as defined in the agreement. Pursuant to the agreement and in connection with the December 2004 closing of $1,774,064 of convertible promissory notes issued by FFFC, the advisor earned fees of $36,000, which were included in accrued expenses at December 31, 2004.

     In October 2004, FFFC entered into a management services agreement on a month-to-month basis with a third party consultant. The consultant provides general administrative and management services to FFFC, as well as develops and implements consumer financial services products. These products include the FFFC kiosk and stored-value card programs. FFFC is required to pay the consultant $10,000 per month. Additionally, FFFC is to pay a monthly revenue participation fee at the rate of 10% of gross revenues received from sales of its kiosk and stored-value card programs after deducting all third party costs. As of December 31, 2004, there were no revenues generated.

     CHEX EMPLOYMENT AGREEMENTS:

     Chex has a salary continuation plan for one of its employees. Pursuant to the plan, this individual is guaranteed two years of salary, which totals approximately $68,000 at December 31, 2004, in the event that the Company is sold and employment is terminated under certain circumstances.

     Chex has employment agreements with four of its employees, which expire at various dates through February 2006. Pursuant to each agreement, if terminated for other than an egregious act, the employees are to continue to receive their annual compensation through the term of the agreements, aggregating to approximately $273,000 at December 31, 2004. The amounts are to be paid in monthly installments over the duration of the original contract terms.

     In 2002, Chex terminated one of its employees under an employment agreement. In July 2002, Chex and the former employee entered into a settlement agreement and mutual release, in which Chex paid the former employee $65,000, which was charged to operating expense in 2002.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

11.  COMMITMENTS, CONTINGENCIES AND CREDIT RISK (CONTINUED):

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

     As of December 31, 2004 and 2003, the Company has recorded $268,929 and
       $182,498, respectively, of prepaid amounts on casino contracts and has recorded $574,516 and $587,099, respectively, of accrued liabilities on casino contracts.

     Pursuant to the contracts, the Native American owned casinos have not waived their sovereign immunity.

     CHEX EMPLOYEE BENEFIT PLAN:

     In January 2003, Chex adopted a 401(k) retirement plan (the "Plan"), which covers defined eligible employees of Chex. Eligible employees are able to contribute a portion of their compensation to the Plan, subject to an annual Internal Revenue Service deferral limit. Employee contributions are 100% vested when made. Company contributions are discretionary. During 2004 and 2003, Chex made a matching contribution of 100% on the first 3% of employee deferrals and 50% on employee deferrals between 3% and 5%. Contribution expense was approximately $83,000 and $88,000 for the years ended December 31, 2004 and 2003, respectively.

12.  STOCKHOLDERS' EQUITY:

     SERIES D CONVERTIBLE PREFERRED STOCK:

     The Series D Preferred Stock is convertible, together with any cumulative unpaid dividends, at any time into shares of the Company's common stock at a conversion price per share of common stock equal to 65% of the average closing bid price of the Company's common stock as specified in the agreement.

     The holder of each share of Series D Preferred Stock is entitled to a 6% cumulative annual dividend, payable quarterly. Dividends are payable in cash or, at the Company's option, in shares of the Company's common stock. Cumulative unpaid dividends are approximately $85,000 (approximately $208 per share) at December 31, 2004. The Series D Preferred Stock contains a liquidation preference equal to the sum of the stated value of each share plus an amount equal to 130% of the stated value plus the aggregate of all cumulative unpaid dividends on each share of Series D Preferred Stock until the most recent dividend payment date or date of liquidation, dissolution or winding up of the Company.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

12.  STOCKHOLDERS' EQUITY (CONTINUED):

     SERIES D CONVERTIBLE PREFERRED STOCK (CONTINUED):

     During the year ended December 31, 2002, 150 shares of Series D Preferred
       Stock plus cumulative unpaid dividends of $38,041 were converted into 130,388 shares of common stock, at conversion prices of $1.26 to $1.68 per share.

     During the year ended December 31, 2003, 167 shares of Series D preferred stock, plus cumulative unpaid dividends of $49,135 were converted into 77,876 shares of common stock at conversion prices of $1.50 to $3.96 per share.

     SERIES G CONVERTIBLE PREFERRED STOCK:

     The Series G Preferred Stock is convertible, together with any cumulative unpaid dividends, at any time into shares of the Company's common stock at a conversion price per share equal to the lesser of $39.00 or 65% of the average closing bid price of the Company's common stock as specified in the agreement.

     The holder of each share of the Series G Preferred Stock is entitled to cumulative dividends at 6% per annum plus a 4% dividend default rate, payable quarterly. Dividends are payable in cash or, at the Company's option, in shares of the Company's common stock. Cumulative unpaid dividends are approximately $128,000 (approximately $346 per share) at December 31, 2004. The Series G Preferred Stock contains a liquidation preference equal to the sum of the stated value of each share plus an amount equal to 130% of the stated par value plus the aggregate of all cumulative unpaid dividends on each share of Series G Preferred Stock until the most recent dividend payment date or date of liquidation, dissolution or winding up of the Company. All outstanding shares of Series G Preferred Stock were to automatically convert into common stock on August 31, 2003. However, the Company has been negotiating with the holder to extend the terms; therefore the holder has not elected to convert the shares to common stock. The Series G Preferred Stock is redeemable at the Company's option at any time prior to its conversion, at a redemption price equal to $1,350 per share plus any cumulative unpaid dividends.

     During the year ended December 31, 2002, 530 shares of Series G Preferred
       Stock, plus cumulative unpaid dividends of $54,595, were converted into 204,037 shares of common stock at average conversion prices of $1.68 to $13.98 per share.

     SERIES I CONVERTIBLE PREFERRED STOCK:

     The Series I Preferred Stock is convertible, together with any accrued but unpaid dividends, at any time into shares of the Company's common stock at a conversion price per share equal to the lesser of $35.88 or 65% of the average closing price of the Company's common stock as specified in the agreement.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

12.  STOCKHOLDERS' EQUITY (CONTINUED):

     SERIES I CONVERTIBLE PREFERRED STOCK (CONTINUED):

     The holder of each share of Series I Preferred Stock is entitled to cumulative dividends at 6% per annum plus a 4% dividend default rate, payable quarterly. Dividends are payable in cash, or at the Company's option, in shares of the Company's common stock. Cumulative unpaid dividends are approximately $488,000 (approximately $305 per share) at December 31, 2004. The Series I Preferred Stock contains a liquidation preference equal to the sum of the stated value of each share plus an amount equal to 125% of the stated value plus the aggregate of all cumulative unpaid dividends on each share of Series I Preferred Stock until the most recent dividend payment date or date of liquidation, dissolution or winding up of the Company. All outstanding shares of the Series I Preferred Stock were to automatically convert into common stock on July 20, 2004. The Series I Preferred Stock is redeemable at the Company's option at any time prior to its conversion at a redemption price equal to $1,250 per share plus any cumulative unpaid dividends. The Company is currently negotiating with the holder to extend the terms; therefore the holder has not elected to convert the preferred shares to common stock.

     During the year ended December 31, 2002, the Company redeemed 710 shares of Series I Preferred Stock, plus cumulative unpaid dividends of $30,343, for $846,343. The redemption price was less than the amount originally allocated to the beneficial conversion feature upon issuance in August 2001, and as a result, loss applicable to common stockholders was reduced by $266,000 for the year ended December 31, 2002. In addition, 260 shares of Series I Preferred Stock, plus cumulative unpaid dividends of $13,080, were converted into 102,673 shares of common stock, at conversion prices of $1.68 to $13.98 per share.

     During the year ended December 31, 2003, the Company redeemed 90 shares of Series I preferred stock, plus cumulative unpaid dividends of $22,766, for $122,776. The redemption price was less than the amount originally allocated to the beneficial conversion feature upon issuance in August 2001, and as a result, loss applicable to common stockholders was reduced by $38,430 for the year ended December 31, 2003.

     SERIES J CONVERTIBLE PREFERRED STOCK:

     During the fourth quarter of 2002, the Company issued 1,380 shares of 6%, Series J convertible preferred stock, (the "Series J Preferred Stock") along with warrants to purchase 23,000 shares of common stock, of which 650 shares were sold to Chex and are presented as preferred treasury stock at December 31, 2002 (total proceeds of $730,000 less issue costs of $151,680). The warrants were valued at $20,000 utilizing the Black-Scholes option pricing model, and therefore $20,000 of the total proceeds was allocated to the warrants resulting in an imputed dividend rate of 6.3%. The value allocated to the warrants has been fully accreted to net loss applicable to common shareholders. In connection with this placement, the Company issued to the underwriter, warrants to purchase 57,500 shares of common stock.

     In January 2003, all of the outstanding shares of Series J Preferred Stock and unpaid dividends of $18,542 were converted into 582,726 shares of common stock at $0.40 per share.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

12.  STOCKHOLDERS' EQUITY (CONTINUED):

     ISSUANCES OF COMMON STOCK:

     2004 ISSUANCES:

     During the year ended December 31, 2004, the Company issued 131,796 shares of common stock upon the exercise of stock options and warrants for $230,827 cash and for retirement of interest and note payable of $148,962 at an average exercise price of $1.75 per share.

     During the year ended December 31, 2004, the Company converted $25,647 of accounts payable for common stock previously issued as contingent consideration.

     In October 2004, the Company issued 4,325 shares of common stock, in exchange for legal services. The shares were valued at $25,582 (the market-price of the common stock at the date of issuance).

     In November 2004, the Company issued 2,500 shares of common stock to a director of the Company in exchange for $6,450 of accrued amounts owed at a conversion price of $2.58 per share, the market price at the date of issuance.

     2003 ISSUANCES:

     During the year ended December 31, 2003, the Company issued 590,537 shares of common stock upon the conversion of 569,453 warrants and 21,084 stock options for $1,869,490 (net of offering costs of $241,373) at an average conversion price of $3.18 per share. Of these shares, 37,500 were issued to a subsidiary of the Company at exercise prices of $2.28 to $3.00 per share. The shares issued to the subsidiary are presented as common treasury stock. Accordingly, common treasury stock was increased by $105,050.

     During the year ended December 31, 2003, accounts and notes payable of $298,535 were converted into 64,803 shares of common stock at conversion prices of $3.84 to $5.58 per share, the market price of the common stock at the date of issuance.

     In December 2003, the Company issued 17,852 shares of common stock as contingent consideration for accounts payable. As the shares of common stock are sold by the holder, the amounts received will be applied to reduce the accounts payable (approximately $163,000 at December 31, 2003) due to the holder by the Company.

     2002 ISSUANCES:

     During the year ended December 31, 2002, the Company sold 202,064 shares of common stock for $706,196 under various private placement agreements. Under the terms of the agreements, 13,106 shares were sold at $16.50 per share, representing a 25% discount from the market price at that time. The remainder of the shares were sold at the then current market prices which were between $3.00 and $7.20 per share.

     During the year ended December 31, 2002, the Company issued 50,810 shares of common stock upon the conversion of 50,810 warrants to purchase common stock for $256,562 at an average conversion price of $4.02 per share.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

12.  STOCKHOLDERS' EQUITY (CONTINUED):

     ISSUANCES OF COMMON STOCK (CONTINUED):

     2002 ISSUANCES (CONTINUED):

     In March 2002, the Company issued 2,500 shares of common stock to a consultant for services rendered under a deferred compensation agreement. These shares were valued at $57,000, the market value of the common stock at the date of commitment.

     In May 2002, convertible promissory notes and accounts payable of $100,000 and $5,000, respectively, plus accrued interest of $2,911 were converted into 19,944 and 695 shares of common stock, respectively.

     In November 2002, the Company received notice from Nasdaq notifying the Company that the issuance of 50,000 warrants to purchase common stock at $3.00 per share in March 2002 to a director of the company violated Nasdaq Marketplace Rule 4310(i)(1)(A) (the "Rule"). This director exercised the warrants in March and April 2002 for $150,000. The Company provided Nasdaq with requested material regarding the warrants and the circumstances upon which they were issued, as well as a plan to achieve and sustain compliance. The plan included the rescission of the warrants and the Company's acquisition of the common stock that was issued in connection with the exercise of the warrants. Accordingly, the director returned 50,000 shares of common stock to the Company, and the Company agreed to reimburse the director $150,000 for the exercise price. Additionally, the Company informed Nasdaq that it implemented polices and procedures regarding future issuances of equity-based compensation to address compliance with marketplace rules. Nasdaq accepted the plan to achieve and sustain compliance with respect to this issue.

     In December 2002, the Company issued 69,390 shares of common stock to a consultant for services valued at $170,700 ($2.46 per share), the market value of the common stock at the date of issuance. In addition, the Company issued 24,799 shares in exchange for accrued liabilities of $61,005, and 61,306 shares for services valued at $126,213. The shares were valued at $2.46 per share, the market price of the common stock at the date of issuance.

     NOTES, INTEREST AND STOCK SUBSCRIPTION RECEIVABLES:

     In December 2003, Chex sold 166,667 shares of Equitex common stock owned by Chex and which represent treasury stock of the Company, in exchange for an $800,000 promissory note. The note is presented as a component of stockholders' equity at December 31, 2003. The note had an interest rate of 7% per annum and was originally payable in three installments of principal and interest through June 30, 2004. The promissory note was collateralized by a pledge agreement, which granted Chex a security interest in up to 116,667 of the purchased shares. A payment of $200,000 was received during the year ended December 31, 2004.

     In June 2004, the Company reached an agreement with the note holder to return 83,333 shares of Equitex common stock in full payment of the remaining $600,000 receivable. Since the market price of the 83,333 shares of common stock on the date of the agreement was approximately $350,000, the Company reduced the receivable by $250,000 and charged equity (additional paid-in capital). The 83,333 shares were returned to Chex during the third quarter of 2004.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

12.  STOCKHOLDERS' EQUITY (CONTINUED):

     NOTES, INTEREST AND STOCK SUBSCRIPTION RECEIVABLES (CONTINUED):

     In August 2004, FFFC issued 40,000 shares of its common stock to a convertible note holder in exchange for a stock subscription receivable valued at $216,000. In February 2005, 15,000 of the shares were returned to FFFC.

     At December 31, 2004, notes and interest receivable from an officer of Chex of $547,002 is presented as a reduction in stockholders' equity based on management's evaluation of repayment intentions. The notes are due on demand and the Company is no longer accruing interest on these notes due to uncertainty as to collection. The notes are collateralized by unregistered shares of common stock.

     TREASURY STOCK TRANSACTIONS:

     2004 TRANSACTIONS:

     During the year ended December 31, 2004, Chex sold 228,050 shares of Equitex common stock for approximately $919,514 or $4.03 per share (the market price of the common stock at the date of sale). The stock was acquired at an average cost of approximately $3.27 per share and the cost of the shares sold ($745,247) has been removed from treasury stock. The difference between the sales price and cost of the shares sold ($174,267) has been classified as additional paid in capital.

      During the year ended December 31, 2004, Chex purchased 17,250 shares of Equitex common stock for $113,625 or $6.59 per share (the market price of the Company's common stock on the purchase date). The cost of the shares has been added to treasury stock.

     During the year ended December 31, 2004, Chex distributed 7,500 shares of Equitex common stock to third parties for services rendered to Equitex. Accordingly, Equitex has recorded an expense of $50,750 or approximately $6.77 per share (the market price of the common stock on the distribution date).

     2003 TRANSACTIONS:

     In January 2003, Chex converted 650 shares of the Company's Series J
       Preferred Stock plus unpaid dividends of $8,884 into 274,536 shares of common stock. The cost of the preferred stock was $650,000, which has been reclassified from preferred treasury stock to common treasury stock.

     In June 2003, Chex purchased 50,000 shares of Equitex common stock from its affiliate, Equitex 2000 for $4.14 per share (the market price of the common stock at the date of the purchase). The cost of the shares ($207,000) has been classified as treasury stock.

     During the year ended December 31, 2003, Chex exercised warrants to purchase 37,500 shares of Equitex common stock at exercise prices of $2.31 to $3.00 per share. The cost of these shares issued ($105,050) has been classified as treasury stock.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

12.  STOCKHOLDERS' EQUITY (CONTINUED):

     TREASURY STOCK TRANSACTIONS (CONTINUED):

     2003 TRANSACTIONS (CONTINUED):

     During the year ended December 31, 2003, Chex sold 204,334 shares of Equitex common stock between $3.42 and $6.00 per share (the market prices of the common stock at the date of each sale). The stock was acquired at an average cost of approximately $2.82 per share and the cost of the shares sold ($575,968) has been reclassified from treasury stock. The excess between the sales price over the cost of the shares sold ($576,034) has been classified as additional paid in capital.

     2002 TRANSACTIONS:

     In April 2002, Chex purchased 17,608 shares of the Company's common stock from a related party under a Stock Purchase Agreement for $80,000 ($4.56 per share). The cost of the shares received has been classified as treasury stock.

     In August 2002, Chex acquired 21,811 shares of the Company's common stock valued at $62,814 ($2.88 per share, the market price of the Company's common stock on the purchase date). The cost of the shares received has been classified as treasury stock.

     STOCK OPTIONS AND WARRANTS:

     STOCK OPTIONS:

     A summary of the status of stock options outstanding and exercisable and weighted average exercise prices is as follows:

                                   2003 Plan                          1999 Plan                            Total
                      ---------------------------------   --------------------------------   ---------------------------------
                                           Weighted                           Weighted                           Weighted
                                            average                            average                            average
                          Shares        exercise price       Shares        exercise price      Shares(1)     exercise price(1)
                      --------------  -----------------   -------------  -----------------   -------------  ------------------
   January 1, 2002                    $               -         283,334  $           36.84         297,734  $            35.00
       Granted                     -                  -
       Forfeited                   -                  -
       Exercised                   -                  -               -                  -               -                   -
                      --------------  -----------------   -------------  -----------------   -------------  ------------------

   December 31, 2002                                            283,334              36.84         297,734               35.94
       Granted               250,000               4.98               -                  -         250,000                4.98
        Forfeited                  -                  -               -                  -               -                   -
       Exercised            (21,084)               4.08               -                  -        (21,084)                4.08
                      --------------  -----------------   -------------  -----------------   -------------  ------------------

   December 31, 2003         228,916               5.04         283,334              36.84         526,650               22.50
       Granted               333,334               5.10                                            333,334                5.10
       Forfeited                   -                  -       (168,500)              39.00       (168,500)
       Exercised            (68,700)               4.08                                           (68,700)                4.08
                      --------------  -----------------   -------------  -----------------   -------------  ------------------

   December 31, 2004         493,550  $            5.22         114,834  $           32.58         622,784  $            10.56
                      ==============  =================   =============  =================   =============  ==================

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

12.  STOCKHOLDERS' EQUITY (CONTINUED):

     STOCK OPTIONS AND WARRANTS (CONTINUED):

     STOCK OPTIONS (CONTINUED):

     Options exercisable at December 31, 2004, expire from April 2005 through
       July 2009.

     (1) Total shares and the calculation for the weighted average exercise price include 14,400 options outstanding from the 1993 Option Plans with an exercise price of $18.00. There have been no changes in the number of options issued under the 1993 Option Plans during the three years ended December 31, 2002, 2003 and 2004.

     The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lines by groups of options as of December 31, 2004.

                                            Weighted             Weighted
                            Number          average              average
     Exercise price       of options        exercise            remaining
         range            outstanding         price                life
     -----------------    -----------    --------------      -------------
         $4.08 - $6.18        493,550     $        5.21              4.18
       $18.00 - $24.00         20,234     $       19.73               .44
       $33.00 - $36.00        109,000     $       33.05               .31
                          -----------     -------------      ------------
                              622,784     $       10.56              3.38
                          ===========     =============      ============

     In 1993, the Company adopted two stock option plans: the 1993 Stock Option
       Plan and the 1993 Stock Option Plan for Non-Employee Directors (the "1993 Option Plans"). In January 1999, the Company's Board of Directors adopted an incentive stock option plan (the "1999 Option Plan") covering up to 166,667 shares of the Company's common stock. In April 2000, the Company's Board of Directors amended the 1999 Option Plan to cover up to 283,334 shares of the Company's common stock, which have all been granted.

     In January 2003, the Company adopted the 2003 Stock Option Plan (the "2003
       Plan"). Common stock reserved for options under the 2003 Plan total 583,334.

      In May and June 2003 the Company granted five-year options to purchase
       233,333 shares of common stock to directors, officers and employees of the Company (which includes 126,667 options to Chex employees) and 16,667 options to a consultant for services. The options have exercise prices between $4.08 and $6.18 per share (the market price of the common stock at the respective grant dates). The options granted to the consultant were valued at $19,000 based upon the Black-Scholes option pricing model.

     In July 2004, the Company granted five-year options to purchase 333,334 shares of common stock to directors, officers, employees and consultants of the Company, which includes 97,500 options to Chex employees. The options were granted under the 2003 Plan. The options have an exercise price of $5.10 per share (the market price of the common stock on the date of grant). The 75,000 options that were granted to the consultants were valued at $6,970 based upon the Black-Scholes option pricing model.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

12.  STOCKHOLDERS' EQUITY (CONTINUED):

     STOCK OPTIONS AND WARRANTS (CONTINUED):

     STOCK OPTIONS (CONTINUED):

     No stock options were granted in 2002. In 2003 and 2004, stock options were granted to officers, directors, employees and consultants of the Company from the 2003 Plan as follows:

                                              2004                  2003
                                    ---------------------  ---------------------
                                    Number of     Option   Number of     Option
         Option type   Grantee        shares       price     shares       price
         -----------  ----------    ---------    --------  ---------    --------

         Incentive    Directors       145,834    $  5.10      88,000    $   6.18
         Incentive    Officers         19,167    $  5.10      16,667    $   6.18
         Incentive    Employees        93,333    $  5.10     128,667    $   4.08
         Incentive    Consultant       75,000    $  5.10      16,666    $   4.08
                                    ---------              ---------
                                      333,334                250,000
                                    =========              =========

     The Company has reduced the exercise price of certain existing stock options previously issued to employees to purchase up to 134,051 shares of the Company's common stock. As a result of the reduction in exercise price, these stock options are now accounted for as variable awards from the date of modification through the date the award is exercised, forfeited, or expires unexercised in accordance with FIN No. 44, Accounting for Certain Transactions involving Stock Compensation. Through December 31, 2004, recharacterization of these options as variable awards resulted in additional compensation expense of $73,000, which was recorded during the year ended December 31, 2003.

     WARRANTS:

     A summary of the status of warrant transactions for the years ending
       December 31, 2004, 2003 and 2002 are as follows:

                                                                  Weighted
                                                                  average
                                                Shares         exercise price
                                              -----------      --------------
        Outstanding at January 1, 2002          1,391,825      $        27.33
          Granted                                 353,752                6.70
          Exercised                              (50,810)                5.05
          Forfeited                              (32,778)               40.98
                                              -----------      --------------

        Outstanding at December 31, 2002        1,661,989               23.35
          Granted                                 290,536                4.06
          Exercised                             (569,453)                3.12
          Forfeited                              (28,865)               11.58
                                              -----------      --------------

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002


12.  STOCKHOLDERS' EQUITY (CONTINUED):

     STOCK OPTIONS AND WARRANTS (CONTINUED):

     WARRANTS (CONTINUED):

            Outstanding December 31, 2003           1,354,207             23.32
              Granted                                 183,333              4.74
              Exercised                               (63,096)             1.62
              Forfeited                              (824,141)            31.14
                                                    ---------        ----------
            Outstanding at December 31, 2004          650,303        $    10.02
                                                    =========        ==========

     2004 TRANSACTIONS:

     In March 2004, the Company issued warrants to acquire up to 133,333 shares of common stock at an exercise price of $9.00 to the Lenders of the $5 million convertible promissory notes (Note 8). These warrants were valued at $358,400 based upon the Black-Scholes option-pricing model. In June 2004 the Company reduced the exercise price of these warrants to $7.65 per share. In August 2004, the Company reduced the exercise price of these warrants to $4.26 per share. As a result of the additional allocation resulting from these reductions in exercise price, the Company allocated an additional $102,800 to these warrants. In addition, warrants to acquire up to 50,000 shares of common stock exercisable at $6.00 per share for a period of two years were issued to an advisory firm in connection with the convertible notes. These warrants were valued at $184,200 based upon the Black-Scholes option-pricing model.

     2003 TRANSACTIONS:

     During the year ended December 31, 2003, the Company issued warrants to consultants to purchase 290,536 shares of the Company's common stock at prices ranging from $2.46 to $6.00 per share (the market price of the common stock at the dates of the grant). These warrants were valued at $235,000 based upon the Black-Scholes option pricing model. A related party received 33,334 of these warrants.

     In addition, during the year ended December 31, 2003, the Company reduced the exercise price of certain existing warrants to purchase up to 248,288 shares of the Company's common stock to induce the holders to exercise these warrants. The warrants were initially issued in connection with the sale of preferred stock. As a result of the reduction in the exercise price, loss applicable to common stockholders was increased by $375,000 for the year ended December 31, 2003. The Company also reduced the exercise price of certain existing warrants to purchase up to 38,335 shares of the Company's common stock, including 13,334 warrants issued to Chex. As a result of the reduction in exercise price, the Company recognized an additional $28,000 of stock based compensation expense relating to these repriced warrants.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

12.  STOCKHOLDERS' EQUITY (CONTINUED):

     STOCK OPTIONS AND WARRANTS (CONTINUED):

     WARRANTS (CONTINUED):

     2002 TRANSACTIONS:

     In April 2002, the Company entered into a consulting agreement with an individual to assist the Company in obtaining a state or national bank charter. Pursuant to the agreement, the Company issued the consultant warrants to purchase 16,667 shares of common stock at $4.50 per share (the market value of the Company's common stock was $5.94 per share at the date of the agreement). The warrants were valued at approximately $62,000 based upon the Black-Scholes option pricing model at the date of commitment, which was recognized as operating expense during the year ending December 31, 2002, as the performance criteria under the agreement were fully satisfied.

     In January 2002, the Company entered into a consulting agreement for financial services in exchange for 2,500 shares of common stock and warrants to purchase an additional 2,500 shares of common stock at an exercise price equal to 120% of the closing bid price of the Company's common stock at the date of the agreement. At the date of commitment, total compensation expense was estimated to be approximately $72,000, which was recognized as operating expense during the year ended December 31, 2002, as the performance criteria were fully satisfied. The Company issued the common stock and warrants underlying this agreement in March 2002.

     During the year ended December 31, 2002, the Company issued three-year warrants to purchase an additional 8,889 shares of the Company's common stock at prices ranging from $21.00 to $30.00 per share (the market price of the common stock at the date of grant was $21.30) to a holder of the Company's convertible preferred stock. These warrants were valued at $53,000 based upon the Black-Scholes option pricing model. In addition, the Company issued warrants to purchase 5,000 shares of common stock at prices ranging from $22.44 to $30.00 per share (the market price at the date of grant was $23.70) to unrelated parties as additional consideration for convertible promissory notes, as well as warrants to purchase 25,000 shares of common stock at $2.46 per share (the market price of the common stock at the date of issuance).

     In addition, during the year ended December 31, 2002, the Company issued warrants to purchase 16,667 shares of common stock to an outside consultant. The warrants were exercisable immediately at $2.46 per share (the market price of the common stock at the date of issuance). The warrants were valued at $10,900, based upon the Black-Scholes option pricing model. In addition, the Company converted $39,900 of accounts payable due to a consultant into 25,000 warrants to purchase shares of common stock in December 2002.

     During the year ended December 31, 2004, in conjunction with various private placements, the Company issued warrants to purchase 198,529 shares of common stock at prices ranging from $3.00 to $6.00 per share.

     The fair value of each warrant and option granted to non-employees during 2004, 2003 and 2002 was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were utilized:

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

12.  STOCKHOLDERS' EQUITY (CONTINUED):

     STOCK OPTIONS AND WARRANTS (CONTINUED):

     WARRANTS (CONTINUED):

     2002 TRANSACTIONS (CONTINUED):

                                             2004          2003         2002
                                           --------   -----------   ----------

       Expected dividend yield                    0             0            0
       Expected stock price volatility          99%           86%          84%
       Risk-free interest rate                   2%         1.25%         2.0%
       Expected life of warrants            2 years    0.85 years    1.3 years

13.  BUSINESS CONCENTRATIONS:

     Chex's operations are not concentrated in any specific geographic region, but are tied to the Native American gaming industry. Chex generated its fee income from contracts with Native American Tribes for the years ended December 31, 2004, 2003 and 2002, as follows:

                                           Number of locations                Percent of fees
                                      ------------------------------   ------------------------------
                                       2004       2003       2002        2004      2003       2002
                                      --------  ---------  ---------   --------  ---------  ---------
       Native American Tribe A               2          2          2        22%        16%        13%
       Native American Tribe B               -          -          3          -          -         7%
       Native American Tribe C               3          1          1        11%         9%         9%
       Native American Tribe D               -          5          5          -        23%        18%
       Native American Tribe E               3          2          2        13%        10%         7%
                                      --------  ---------  ---------   --------  ---------  ---------
                                             8         10         13        46%        58%        54%
                                      ========  =========  =========   ========  =========  =========

     [A] Effective November 2002, the contract with Native American Tribe B was terminated.

     [B] Effective January 2004, the contract with the Native American Tribe D, was terminated.

                         EQUITEX, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

14.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

     Selected unaudited quarterly financial data for the years ended 2004 and 2003 is summarized below.

                                                                               2004 quarters
                                                       ------------------------------------------------------------
                                                            First         Second           Third         Fourth
                                                           quarter      quarter(a)        quarter      quarter (b)
                                                       --------------  -------------  -------------  --------------

     Revenues                                          $    3,541,814  $   3,524,727  $   4,371,927  $    4,055,523
     Net loss                                               (631,014)    (3,479,439)    (1,063,561)     (2,283,969)
     Preferred stock beneficial conversion feature,
       deemed dividends and other transactions               (58,090)       (58,350)       (56,600)        (56,000)
     Loss from continuing operations                        (627,710)    (3,477,014)    (1,061,093)     (2,282,182)
     Loss from discontinued operations                        (3,304)        (2,425)        (2,468)         (1,787)
     Net loss applicable to common shareholders             (689,104)    (3,537,789)    (1,120,161)     (2,339,969)
     Basic and diluted loss per common share(c)                (0.12)         (0.63)         (0.20)          (0.41)

                                                                               2003 quarters
                                                       ------------------------------------------------------------
                                                            First         Second           Third         Fourth
                                                           quarter        quarter         quarter      quarter(d)
                                                       --------------  -------------  -------------  -------------
     Revenues                                          $    4,702,999  $   4,662,227  $   4,910,317  $    4,240,498
     Net loss                                               (306,685)      (453,150)      (761,714)     (3,055,676)
     Preferred stock beneficial conversion feature,
       deemed dividends and other transactions               (27,360)       (60,330)      (295,300)       (195,860)
     Loss from continuing operations                        (278,241)      (442,755)      (739,164)     (3,041,224)
     Loss from discontinued operations                       (28,444)       (10,395)       (22,550)        (14,452)
     Net loss applicable to common shareholders             (334,045)      (513,480)    (1,057,014)     (3,251,536)
     Basic and diluted loss per common share(c)                (0.07)         (0.11)         (0.22)          (0.66)


     (a) Includes an increase in the valuation allowance for deferred tax assets of $1,380,000 and $626,750 of stock based compensation.

     (b) Includes $236,500 recorded as a valuation allowance on a note receivable and $173,200 recorded as interest expense for beneficial conversion features on promissory notes.

     (c) The basic and diluted loss per share for the quarters ended differs from the basic and diluted loss per share reported in the Company's previous filings due to the retroactive restatement required for the reverse stock split.

     (d) Includes approximately $1,400,000 of expense recorded in the fourth quarter of 2003 under a bonus agreement with the Company's president. In addition, during the fourth quarter of 2003 the Company recorded an allowance of $250,000 on a note receivable due from Paymaster Jamaica, recorded a $256,000 discount on a note receivable due from a customer and the Company recorded approximately $300,000 in professional expenses relating to litigation and merger and acquisition activities.