Form 10-Q
period 2005-03-31
EQUITEX INC
filed 2005-05-19
CIK 716101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2005


             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________to_________


                           Commission File No. 0-12374


                                  EQUITEX, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           Delaware                                              84-0905189
-------------------------------                                -------------
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding at May 16, 2005: 6,206,901

                         EQUITEX, INC. AND SUBSIDIARIES

PART I   FINANCIAL INFORMATION                                                Page
                                                                            --------
         Item 1. Financial statements:

                 Report of Independent Registered Public Accounting Firm          3

                 Condensed consolidated balance sheets -
                 March 31, 2005 (unaudited) and December 31, 2004             4 - 5

                 Condensed consolidated statements of operations -
                 three months ended March 31, 2005 and 2004 (unaudited)           6

                 Condensed consolidated statement of changes in
                 stockholders' equity - three months ended March 31, 2005
                 (unaudited)                                                      7

                 Condensed consolidated statements of cash flows -
                 three months ended March 31, 2005 and 2004 (unaudited)       8 - 9

                 Notes to condensed consolidated financial statements       10 - 20

         Item 2. Management's discussion and analysis of financial
                 condition and results of operations                        21 - 29

         Item 3. Quantitative and qualitative disclosures of market risk         29

         Item 4. Disclosure controls and procedures                              30

PART II  OTHER INFORMATION

         Item 1. Legal proceedings                                               30

         Item 2. Changes in securities and use of proceeds                       30

         Item 3. Defaults upon senior securities                                 30

         Item 4. Submission of matters to a vote of security holders             30

         Item 5. Other information                                               30

         Item 6. Exhibits and reports on Form 8-K                                31

                 Signature                                                       32

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Equitex, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Equitex, Inc. and subsidiaries as of March 31, 2005, the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2005 and 2004, and the related condensed consolidated statement of changes in stockholders' equity for the three months ended March 31, 2005. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Equitex, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated April 4, 2005 (which includes an explanatory paragraph relating to the adoption of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANTIBLE ASSETS, effective January 1, 2002), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ GHP HORWATH, P.C.

Denver, Colorado
May 17, 2005

                         EQUITEX, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   March 31,    December 31,
                                                                     2005          2004
                                                                  -----------   -----------
                                                                  (Unaudited)
Current assets:
    Cash and cash equivalents                                     $ 8,373,421   $ 8,389,686
    Receivables, net                                                  887,524     1,338,109
    Current portion of notes and interest receivable, including
       related parties of $7,900 (2005) and $212,900 ( 2004)          357,292       472,291
    Prepaid expenses and other                                        400,717       517,182
                                                                  -----------   -----------
          Total current assets                                     10,018,954    10,717,268
                                                                  -----------   -----------


Notes and interest receivable, net, including related parties
    of $1,089,461 (2005) and $962,128 (2004)                        3,509,160     3,399,240
Property, equipment and leaseholds, net                             1,281,896     1,330,095
Intangible and other assets, net                                    2,892,288     3,135,103
Goodwill                                                            5,636,000     5,636,000
                                                                  -----------   -----------
                                                                   13,319,344    13,500,438
                                                                  -----------   -----------
                                                                  $23,338,298   $24,217,706
                                                                  ===========   ===========

                                  (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           March 31,     December 31,
                                                                             2005            2004
                                                                         ------------    ------------
                                                                          (Unaudited)
Current liabilities:
    Accounts payable                                                     $    824,453    $    982,774
    Accrued expenses and other liabilities, including related
      party accruals of $559,000 (2005) and $526,000 (2004)                 2,782,305       2,541,406
    Convertible and other promissory notes and current
      portion of long-term debt, including related party notes of
      $93,219 (2005) and $93,719 (2004)                                    13,719,629      13,181,873
    Due to credit card holders                                                186,890         187,432
    Liabilities of discontinued operations                                    103,316         592,911
                                                                         ------------    ------------

         Total current liabilities                                         17,616,593      17,486,396

Long-term debt, net of current portion                                      2,710,388       3,044,016
                                                                         ------------    ------------
         Total liabilities                                                 20,326,981      20,530,412
                                                                         ------------    ------------
Commitments and contingencies

Stockholders' equity:
    Preferred stock; 2,000,000 shares authorized:
      Series D, 6%; stated value $1,000 per share; 408 shares issued
         and outstanding; liquidation preference of $621,000                  408,000         408,000
      Series G, 6%; stated value $1,000 per share; 370 shares issued
         and outstanding; liquidation preference of $618,000                  370,000         370,000
      Series I, 6%; stated value $1,000 per share; 1,600 shares issued
         and outstanding; liquidation preference of $2,528,000              1,600,000       1,600,000
    Common stock, $0.01 par value; 50,000,000 shares authorized
      6,216,638 (2005) and 5,893,634 (2004) shares issued;
      6,206,901 (2005) and 5,801,589 (2004) shares outstanding                 62,166          58,936
    Notes, interest and stock subscription receivable                        (682,002)       (763,002)
    Additional paid-in capital                                             22,125,335      21,322,132
    Accumulated deficit                                                   (20,743,240)    (18,886,247)
    Less treasury stock at cost; 9,737 shares (2005) and 92,045
      shares (2004)                                                          (128,942)       (422,525)
                                                                         ------------    ------------
         Total stockholders' equity                                         3,011,317       3,687,294
                                                                         ------------    ------------
                                                                         $ 23,338,298    $ 24,217,706
                                                                         ============    ============

           (See notes to condensed consolidated financial statements)

                         EQUITEX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                THREE MONTHS MARCH 31, 2005 AND 2004 (UNAUDITED)

                                                             2005            2004
                                                          -----------    -----------
Fee revenue                                               $ 4,414,143    $ 3,463,103
Credit card income, net of provision for losses                72,804         78,711
                                                          -----------    -----------
         Total revenue                                      4,486,947      3,541,814
                                                          -----------    -----------
Location expenses                                           3,242,739      2,430,900
Location support expenses                                   1,435,179      1,081,142
Corporate selling, general and administrative                 616,350        400,877
                                                          -----------    -----------
                                                            5,294,268      3,912,919
                                                          -----------    -----------
         Loss from operations                                (807,321)      (371,105)
                                                          -----------    -----------
Other income (expense):
    Interest income, including related party interest
       of $24,921 (2005) and $26,456 (2004)                    25,006         84,927
    Interest expense, including related party interest
        of $2,351 (2005) and $3,753 (2004)                 (1,064,077)      (335,532)
                                                          -----------    -----------
                                                           (1,039,071)      (250,605)
                                                          -----------    -----------

Loss from continuing operations before income taxes        (1,846,393)      (621,710)
Income tax expense                                              8,000          6,000
                                                          -----------    -----------
Loss from continuing operations                            (1,854,393)      (627,710)
Loss from discontinued operations                              (2,600)        (3,304)
                                                          -----------    -----------
Net loss                                                   (1,856,993)      (631,014)
Warrant accretion                                                             (3,290)
Deemed preferred stock dividends                              (55,370)       (54,800)
                                                          -----------    -----------
Net loss applicable to common stockholders                $(1,912,363)   $  (689,104)
                                                          ===========    ===========
Basic and diluted net loss per common share:
    Loss from continuing operations                       $     (0.32)   $     (0.12)
    Loss from discontinued operations                               *              *
                                                          -----------    -----------
Basic and diluted net loss per share                      $     (0.32)   $     (0.12)
                                                          ===========    ===========
Weighted average number of common shares outstanding,
    basic and diluted                                       5,989,970      5,600,806
                                                          ===========    ===========

*Amount is less than $(0.01) per share

           (See notes to condensed consolidated financial statements)

                         EQUITEX, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                  THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)

                                                Notes,
                                              interest
                             Convertible       and stock
                              preferred         stock                           Common      Additional                     Total
                           ----------------- subscription    Common stock      treasury     paid-in      Accumulated   stockholders'
                          Shares    Amount    receivable   Shares     Amount    stock       capital        deficit        equity
                           -----  ----------  ---------   ---------  -------   ---------   -----------   ------------   -----------

Balances, January 1, 2005  2,378  $2,378,000  $(763,002)  5,893,634  $58,936   $(422,525)  $21,322,132   $(18,886,247)  $ 3,687,294

Exercises of options and
 warrants for common
 stock                                                      184,691    1,847                   369,774                      371,621

Conversion of third party
 note and interest
 payable for common stock                                    25,426      254                    81,366                       81,620

Return of common stock
 previously issued for
 conversion of accounts
 payable                                                     (2,500)     (25)                   (6,425)                      (6,450)

Return and retirement
 of subsidiary common
 stock in exchange for
 reduction of stock
 subscription receivable                         81,000                                        (81,000)                           -

Conversion of accounts
 payable for common stock                                   115,387    1,154                   489,238                      490,392

Sale of 82,308 shares of
 treasury stock for cash                                                         293,583       (49,750)                     243,833

Net loss                                                                                                   (1,856,993)   (1,856,993)
                           -----  ----------  ---------   ---------  -------   ---------   -----------   ------------   -----------
Balances, March 31, 2005   2,378  $2,378,000  $(682,002)  6,216,638  $62,166   $(128,942)  $22,125,335   $(20,743,240)  $ 3,011,317
                           =====  ==========  =========   =========  =======   =========   ===========   ============   ===========

           (See notes to condensed consolidated financial statements)

                         EQUITEX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

                                                                                 2005            2004
                                                                             -----------    -----------
Cash flow used in operating activities from continuing operations:
   Net loss                                                                  $(1,856,993)   $  (631,014)
                                                                             -----------    -----------

Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
     Loss from discontinued operations                                             2,600          3,304
     Provision for valuation allowances                                           30,465            690
     Depreciation and amortization                                               384,936        276,738
     Amortization of discount on convertible promissory notes payable             31,614          7,964
     Beneficial conversion feature on convertible promissory notes payable       596,380
Changes in assets and liabilities:
   Decrease in accounts receivable                                               427,658        647,005
   Decrease in other receivables                                                  14,866          8,402
   Decrease (increase) in interest receivable and other assets                    91,545       (376,872)
   (Decrease) increase in due to credit card holders                                (542)         3,681
   Increase (decrease) in accounts payable and accrued expenses                   76,246       (497,776)
                                                                             -----------    -----------
Total adjustments                                                              1,655,768         73,136
                                                                             -----------    -----------
Net cash used in operating activities from continuing operations                (201,225)      (557,878)
                                                                             -----------    -----------
Cash flows from investing activites:
   Net decrease in credit card receivables                                         7,596          6,978
   Purchases of furniture, fixtures and equipment                                (89,922)       (92,044)
   Issuances of notes receivable                                                  (1,080)    (2,038,917)
   Repayments of notes receivable                                                  1,080          2,044
                                                                             -----------    -----------
Net cash used in investing activities from continuing operations                 (82,326)    (2,121,939)
                                                                             -----------    -----------
Cash flows from financing activities:
   Decrease in bank overdraft                                                                (2,497,766)
   Redemption of preferred stock for cash                                                      (151,000)
   Proceeds from the exercise of options and warrants                            371,621        168,208
   Purchase of Equitex, Inc. shares for treasury by subsidiary                                  (24,750)
   Increase in deferred loan costs                                                (4,000)      (320,000)
   Issuances of notes payable, related parties and other                         603,000      5,885,000
   Repayments of notes payable, related parties and other                       (945,364)    (1,017,857)
   Sale of treasury stock for cash                                               243,833        410,012
                                                                             -----------    -----------
Net cash provided by financing activities from continuing operations             269,090      2,451,847
                                                                             -----------    -----------
Net cash used in discontinued operations                                          (1,804)       (33,198)
                                                                             -----------    -----------

                                  (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

             THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

                                                                                      2005           2004
                                                                                  -----------    -----------
Decrease in cash and cash equivalents                                             $   (16,265)   $  (261,168)
Cash and cash equivalents, beginning                                                8,389,686      8,059,780
                                                                                  -----------    -----------

Cash and cash equivalents, ending                                                 $ 8,373,421    $ 7,798,612
                                                                                  ===========    ===========

Supplemental disclosure of cash flow information:

    Cash paid for interest                                                        $   433,781    $   244,351
                                                                                  ===========    ===========

    Cash paid for income taxes                                                    $    13,325    $    26,484
                                                                                  ===========    ===========

Supplemental disclosure of non-cash investing and financing activities:

    Warrants issued in connection with convertible promissory notes                              $   523,100
                                                                                                 ===========

    Conversion of accounts payable for common stock previously issued for
      contingent consideration                                                                   $    10,908
                                                                                                 ===========

    Conversion of note and interest payable and accounts payable to
      common stock                                                                $   572,012
                                                                                  ===========

    Return and retirement of subsidiary common stock in exchange for stock
      subscription receivable                                                     $    81,000
                                                                                  ===========

    Return of common stock previously issued for conversion of accounts payable   $     6,450
                                                                                  ===========

           (See notes to condensed consolidated financial statements)

                         EQUITEX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, ORGANIZATION AND BASIS OF PRESENTATION, RECENT EVENTS AND MANAGEMENT'S PLANS:

     INTERIM FINANCIAL STATEMENTS:

     The condensed consolidated interim financial statements of Equitex, Inc.
       and subsidiaries (the "Company") as of and for the three-month periods ended March 31, 2005 and 2004, have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of March 31, 2005, and for the periods ended March 31, 2005 and 2004, have been made. Except as described below, those adjustments consist only of normal and recurring adjustments.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report filed with the Securities and Exchange Commission ("SEC") on April 15, 2005. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results to be expected for the full year.

     ORGANIZATION AND BASIS OF PRESENTATION:

     ACQUISITION OF CHEX BY FFFC (FORMERLY SVI):

     Effective June 7, 2004, the Company executed an Agreement and Plan of
       Merger (the "Merger Agreement") with Seven Ventures, Inc. ("SVI") to merge its wholly-owned subsidiary Chex Services, Inc. ("Chex") into a wholly-owned subsidiary of SVI (the "Merger Subsidiary"), whereby the separate corporate existence of the Merger Subsidiary ceased. Under the terms of the Merger Agreement, Equitex exchanged 100% of its equity ownership in Chex for 7,700,000 shares of SVI, representing 93% of SVI's outstanding common stock following the transaction (subsequently reduced to 74% at December 31, 2004 and March 31, 2005 through the issuance of 2,128,957 shares of subsidiary common stock). In addition, Equitex received warrants to purchase 800,000 shares of SVI common stock at an exercise price of $0.10 per share, expiring five years from the date of closing. As a result, Chex became a wholly-owned subsidiary of SVI, a publicly-traded shell company. On June 29, 2004, SVI changed its name to FastFunds Financial Corporation ("FFFC").

     BASIS OF PRESENTATION:

     On January 25, 2005, the Company affected a one-for-six reverse stock split. As a result of the reverse split, the number of shares outstanding and per share information for all prior periods have been retroactively restated to reflect the new capital structure.

                         EQUITEX, INC. AND SUBSIDIARIES

             THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, ORGANIZATION AND BASIS OF PRESENTATION, RECENT EVENTS AND MANAGEMENT'S PLANS (CONTINUED):

     BASIS OF PRESENTATION (CONTINUED):

     The interim condensed consolidated financial statements presented herein include the financial statements of Equitex, Inc. and its wholly-owned subsidiaries, Key Financial Systems, Inc. ("Key") and Nova Financial Systems, Inc. ("Nova"), and Equitex's majority-owned subsidiaries, FFFC and Denaris Corporation ("Denaris") as of March 31, 2005 and December 31, 2004. During the year ended December 31, 2004, the net loss incurred by FFFC exceeded the minority interest in the common equity (deficiency) of the subsidiary. The excess of the losses for the three months ended March 31, 2005 and 2004 applicable to minority interests have been charged to the Company and therefore no minority interest is reflected in the Company's condensed consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated in consolidation.

     RECENT EVENTS:

     In May 2005, the Company entered into an agreement to acquire 100% of Digitel Network Corporation ("Digitel"), and National Business Communications, Inc. ("NBC"). Digitel's wholly-owned subsidiaries are Platinum Benefit Group, Inc., Personal Voice, Inc. and Private Voice, Inc. Digitel, NBC and their subsidiaries (collectively the "Companies") are all based in Clearwater, Florida. The Companies design, develop and market stored value card programs as well as personal voice mail products through their call center operations. In conjunction with their stored value card products, the Companies offer the Platinum Benefit Group premium service that includes vehicle roadside assistance, a prescription discount program, a dental care discount program, a registered nurse hotline and a family legal plan. The Companies also offer personal voice mail services through Personal Voice, Inc. and Private Voice, Inc. Finalization of this transaction is subject to completion of the schedules, exhibits and related contracts to the agreement, board of director approval, negotiation of certain promissory notes, completion and acceptance of audited financial statements for the business to be acquired, and any applicable stockholder approvals. The purchase price per the terms of the agreement is $9 million; $5 million cash due at closing and two $2,000,000 notes payable.

     MANAGEMENT'S PLANS:

     The Company has incurred significant net losses, including a net loss of $1,856,993 and $7,457,983 for the three months ended March 31, 2005 and the year ended December 31, 2004, respectively. Although the 2005 quarterly and 2004 annual net losses included certain non-cash expenses of approximately $1,043,000 and $4,500,000, respectively, FFFC incurred significant costs related to its international marketing strategy and expansion plans, including costs associated with the development of proprietary software. Therefore, the Company anticipates that its liquidity and capital resources needs for the next 12 months may not be satisfied solely from cash flows generated from operating activities.

                         EQUITEX, INC. AND SUBSIDIARIES

             THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, ORGANIZATION AND BASIS OF PRESENTATION, RECENT EVENTS AND MANAGEMENT'S PLANS (CONTINUED):

     MANAGEMENT'S PLANS (CONTINUED):

     The Company has developed plans and strategies to address its capital and liquidity needs for the next twelve-month period. Management believes that cash flows from operations will provide the Company's primary source of operating capital, as Chex continues to generate cash flow from its casino locations. However, the Company may be required to issue additional debt or equity instruments in order to raise additional capital, to continue to support the operating costs of Equitex, FFFC's international marketing efforts, as well as for the ongoing development of new software. Accordingly, Equitex has entered into discussions with an investment banker to provide advisory services regarding a contemplated equity offering of the 7,700,000 shares of FFFC common stock that it owns. The proceeds from the sale of these shares, if any, may be utilized to satisfy the cash component of the acquisitions discussed above. Additionally, during the quarter ended March 31, 2005, FFFC has significantly reduced the expenditures associated with its international marketing efforts.

     The Company also evaluates, on an ongoing basis, potential business acquisition/restructuring opportunities that become available from time to time, which management considers in relation to its corporate plans and strategies.

     Management believes that these plans will provide sufficient resources to fund its operations, debt payments, and working capital needs at least through March 31, 2006.

     STOCK-BASED COMPENSATION:

     Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING
       FOR STOCK-BASED COMPENSATION, defines a fair-value based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and guidance provided in SFAS Interpretation ("FIN") No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION. Accordingly, compensation cost for employee stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock. There were no options granted during the three months ended March 31, 2005 and 2004.

                         EQUITEX, INC. AND SUBSIDIARIES

             THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

2.   DISCONTINUED OPERATIONS:

     The carrying amounts of assets and liabilities of Key (presented as discontinued operations) at March 31, 2005 and December 31, 2004 are as follows:

                                                      March 31,   December 31,
                                                         2005         2004
                                                      ---------    ---------

       Cash (included in prepaid expenses and other)  $     185    $     139
                                                      ---------    ---------

       Accounts payable                                            $ 490,854
       Accrued expenses                               $   25,000      25,000
       Notes and interest payable, related party          78,316      77,057
                                                      ----------   ---------

           Total liabilities (all current)            $  103,316   $ 592,911
                                                      ==========   =========

     Key had no revenues for the three months ended March 31, 2005 and 2004.
       Losses incurred by Key for the three months ended March 31, 2005 and 2004 were $2,600 and $3,304, respectively. During the quarter ended March 31, 2005, the Company issued 115,387 shares of its common stock valued at $490,392 (the market value of the common stock at the date of the transaction) to a third party in exchange for the third party's assumption of Key's accounts payable.

3.   RECEIVABLES:

     Receivables at March 31, 2005 and December 31, 2004 consist of the following:

                                                     March 31,    December 31,
                                                        2005          2004
                                                     ----------   -----------

         Credit card and ATM processors, net of
           allowance of $65,000 (2005 and 2004)      $  480,754   $   777,723
         Amount held in trust                           167,318       182,184
         Credit card receivables, net of allowance
           of $465 (2005) and $705 (2004)               131,602       139,663
         Other receivables                              107,850       238,539
                                                     ----------   -----------

                                                     $  887,524   $ 1,338,109
                                                     ==========   ===========

     Amounts due from credit card and ATM processors arise primarily from fees from credit card and ATM advances by Chex to casino patrons. The amount held in a trust under an agreement is to secure payment of reservation fees due customers under Nova's credit card portfolio. The amount is held by a third party financial institution. Credit card receivables include refundable and earned fees, which represent the balance reported to customers. Credit card receivables are reduced by allowances for refundable fees and losses.

                         EQUITEX, INC. AND SUBSIDIARIES

             THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

4.   NOTES AND INTEREST RECEIVABLE:

     Notes and interest receivable as of March 31, 2005 and December 31, 2004 consist of the following:

                                                       March 31,    December 31,
                                                         2005          2004
                                                     ------------   -----------

       Note receivable, iGames Entertainment, Inc.   $  2,000,000   $ 2,000,000
       Notes receivable from the estate of a
         deceased Chex officer                          1,484,691     1,484,691
       Note receivable, Chex customer                     336,500       336,500
       Note receivable, Paymaster Jamaica, Ltd.           500,000       500,000
       Notes receivable, Equitex 2000, Inc.             1,208,574     1,208,574
       Notes receivable from various Chex
         employees and a former Chex shareholder           52,900        52,900
                                                     ------------   -----------
                                                        5,582,665     5,582,665
       Interest receivable, includes related
         party interest of $160,787 (2005)
         and $118,554 (2004)                              239,587       214,666
       Less current maturities                           (357,292)     (472,291)
                                                     ------------   -----------
       Notes and interest receivable,
         net of current portion                         5,464,960     5,325,040
       Less allowance for uncollectible notes
         receivable                                    (1,955,800)   (1,925,800)
                                                     ------------   -----------
                                                     $  3,509,160   $ 3,399,240
                                                     ============   ===========

     As of March 31, 2005 and December 31, 2004, allowances for uncollectible notes receivable are comprised of $1,189,300 (2005) and $1,279,300 (2004) on the receivable from the estate of a deceased Chex officer's estate, a $280,000 (2005) and $160,000 (2004) allowance on the notes receivable from Equitex 2000, Inc., a $250,000 (2005 and 2004) allowance on the note receivable due from Paymaster Jamaica, Ltd., and a $236,500 (2005 and 2004) allowance on the note receivable, Chex customer.

     In April 2005, the Company received $295,721 from the sale of all shares pledged as collateral in exchange for the amount due from the estate of a deceased Chex officer.

     In January 2004, Chex advanced iGames Entertainment, Inc. $2,000,000 under a Term Loan Note (the "Note"). Interest accrues at 10% per annum, and the initial maturity was scheduled to occur in January 2005, as defined in the Note. The Note was to be secured by a pledge of capital stock of the borrower pursuant to a stock pledge agreement. The stock pledge agreement was not executed which resulted in an event of default under the terms of the Note. Therefore, Chex demanded the entire unpaid principal and accrued interest due in full, and Chex commenced litigation relating to the collection of the Note (Note 7). The Company has presented the note as a non-current asset at March 31, 2005 and December 31, 2004 due to uncertainty as to the anticipated litigation settlement date. In addition, the Company has ceased accrual of interest on the note due to uncertainty as to collection.

                         EQUITEX, INC. AND SUBSIDIARIES

             THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

5.   GOODWILL, INTANGIBLE AND OTHER ASSETS:

     As of March 31, 2005 and December 31, 2004, goodwill was $5,636,000, none of which is deductible for tax purposes. Intangible and other assets consist of the following at March 31, 2005 and December 31, 2004:

                                       March 31, 2005                      December 31, 2004
                          ------------------------------------   ------------------------------------
                             Gross                      Net         Gross                     Net
                           carrying   Accumulated    carrying     carrying   Accumulated    carrying
                            amount    amortization    amount       amount    amortization    amount
                          ----------   ----------   ----------   ----------   ----------   ----------
Casino contracts          $4,300,000   $2,099,440   $2,200,560   $4,300,000   $1,949,440   $2,350,560
Non-compete
  agreements                 350,000      243,300      106,700      350,000      227,300      122,700
Customer lists               250,000      250,000                   250,000      250,000
Trade names                  100,000                   100,000      100,000                   100,000
                          ----------   ----------   ----------   ----------   ----------   ----------

Total intangible assets    5,000,000    2,592,740    2,407,260    5,000,000    2,426,740    2,573,260
Deferred loan costs          641,625      206,330      435,295      637,625      125,515      512,110
Other assets                  49,733                    49,733       49,733                    49,733
                          ----------   ----------   ----------   ----------   ----------   ----------
                          $5,691,358   $2,799,070   $2,892,288   $5,687,358   $2,552,255   $3,135,103
                          ==========   ==========   ==========   ==========   ==========   ==========

6.   CONVERTIBLE AND OTHER PROMISSORY NOTES AND LONG-TERM DEBT:

     Convertible and other promissory notes and long-term debt at March 31, 2005 and December 31, 2004, consist of the following:

                                                  March 31,       December 31,
                                                    2005            2004
                                                 -------------   -------------

        Notes payable to individual investors $ 11,333,602 $ 11,402,602 Note payable to affiliates through
          common ownership                              33,200          21,700
        Convertible promissory notes, net
          of discounts of $1,329,658 (2005)
          and $1,957,612 (2004)                      4,858,416       4,559,781
        Note payable to officers                        60,019          72,019
        Obligations under capital leases               144,780         169,787
                                                 -------------   -------------
                                                    16,430,017      16,225,889
        Less current maturities                   (13,719,629)    (13,181,873)
                                                 -------------   -------------

                                                 $   2,710,388   $   3,044,016
                                                 =============   =============

                         EQUITEX, INC. AND SUBSIDIARIES

             THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

7.   COMMITMENTS AND CONTINGENCIES:

     LITIGATION:

     In April 2004, Equitex and Chex executed a settlement agreement with Cash
       Systems, Inc. ("Cash Systems") pursuant to which the Company paid Cash Systems $125,000 for expenses related to an Agreement and Plan of Merger ("APM"), which was terminated in December 2003. As part of the settlement agreement, Cash Systems paid Chex approximately $476,000 for commissions owed to Chex by Cash Systems. In April 2004, both Equitex and Chex and Cash Systems agreed to mutually release each other from further liability related to the APM and the Seminole Tribe termination in January 2004; however, Equitex and Chex retained the right to legal action against Native American Cash Systems Florida, Inc. (NACSF), Native American Cash Systems, Inc. (NACS) and its President, for the wrongful termination of the Seminole Tribe casino contracts. In February 2005, Equitex and Chex reached a tentative settlement agreement to litigation pending in Hennepin County, Minnesota with NACSF, NACS and its President under which all the parties have agreed to dismiss their claims against each other in exchange for mutual releases. It is anticipated that this agreement will end litigation.

     In March 2004, Chex commenced a lawsuit in Hennepin County, Minnesota demanding repayment of $2,000,000, plus a $1,000,000 termination fee, accrued interest and other fees, due from iGames under a term note executed in January 2004. In addition, in March 2004, the Company commenced a lawsuit in Delaware state court (New Castle County) relative to the termination of the Stock Purchase Agreement ("SPA"). iGames commenced a lawsuit in the Unites States District Court for the District of Delaware alleging Equitex breached both the January 2004 term note and the SPA. iGames has asserted it is entitled to approximately $3.3 million in damages. The Company is confident that its claims in litigation will be upheld, and management believes that the claims made by iGames lack merit. The Company intends to vigorously prosecute its claims and defend against iGames' claims.

     In May 2002, Key filed a claim with the Federal Deposit Insurance
       Corporation ("FDIC") for all funds due from Net First to Key under the Credit Card Program Agreement through the date federal banking regulators closed Net First (March 1, 2002). The total amount of the claim was $4,311,027. In October 2002, the FDIC notified Key that it had determined to disallow all but $111,734 of the total claim. In November 2002, the Company filed a lawsuit in the United States District Court for the Southern District of Florida seeking to recover the full amount of its claim. The FDIC answered the complaint, asserting a counterclaim for $1,000,000, which the FDIC asserted was for refunds to be made to customers who did not receive credit cards as a result of the closing of Net First. In 2002, the Company reserved 100% of the net remaining balance due of $2,151,207 from the FDIC, as receiver for Net First, in addition to amounts previously reserved.

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

                         EQUITEX, INC. AND SUBSIDIARIES

             THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)


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

     BONUS TO OFFICER:

     In June 2003, the Company's Board of Directors approved a bonus arrangement with the Company's president. The bonus arrangement, effective June 2, 2003, provides for an annual bonus to be calculated quarterly based on 5% of the increase in the market value of the Company's common stock, accrued quarterly, beginning with the closing price as reported by Nasdaq on December 31 of each year, and ending with the closing price on December 31 of the following year. Payments under the bonus arrangement are to be made at the discretion of the Company's management from time to time, as cash flow permits. Total compensation expense recorded under this arrangement was $32,710 for the three months ended March 31, 2005. No expense was required to be recorded for the three months ended March 31, 2004. As of March 31, 2005 and December 31, 2004, approximately $559,000 and $526,000 is included in accrued liabilities, respectively.

     CONSULTING AGREEMENTS:

     In July 2004, FFFC entered into a twelve-month agreement with a third party consultant who was to provide sales, program and business development, and consulting services for FFFC's International operations. Under the terms of the agreement, FFFC is required to pay the consultant approximately $15,800 per month as an advance against future commissions earned by the consultant. The consultant was entitled to a 10% commission on all sales generated. In addition, the consultant was to earn a minimum of 3% of the acquisition value if the Company closed on an acquisition introduced by the consultant. The agreement could be terminated by either party subject to not less than three months written notice. As of March 31, 2005, no revenues were generated. Effective April 1, 2005, the parties agreed to terminate the agreement.

     In May 2004, Chex entered into a consulting agreement with a financial advisor to provide assistance in the placement of debt or equity financing with prospective investors and facilitating future merger, acquisition and strategic partnerships on behalf of the Company. The term of the agreement is two years and requires the Company to pay a total of $240,000 to the financial advisor in monthly installments of $10,000 each month. Additionally, the advisor is to receive fees if the advisor is successful in completing a debt or equity financing for or on behalf of the Company. Pursuant to the agreement and in connection with the December 2004 closing on $1,774,064 of convertible promissory notes issued by FFFC, the Company incurred fees of $105,925. The Company incurred fees of $4,000 for the three months ended March 31, 2005.

                         EQUITEX, INC. AND SUBSIDIARIES

             THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

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

     SERIES G CONVERTIBLE PREFERRED STOCK

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

                         EQUITEX, INC. AND SUBSIDIARIES

             THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)


8.   STOCKHOLDERS' EQUITY (CONTINUED):

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

     NOTES, INTEREST AND STOCK SUBSCRIPTION RECEIVABLE:

     In August 2004, FFFC issued 40,000 shares of its common stock to a convertible note holder in exchange for a stock subscription receivable valued at $216,000. In February 2005, 15,000 of the shares, valued at $81,000, were returned to and retired by FFFC, reducing the stock subscription receivable to $135,000.

     At March 31, 2005, notes and interest receivable from an officer of Chex of $547,002 are presented as a reduction in stockholders' equity based on management's evaluation of repayment intentions. The notes are due on demand and the Company is no longer accruing interest on these notes due to uncertainty as to collection. The notes are collateralized by unregistered shares of the Company's common stock.

     ISSUANCES OF COMMON STOCK:

     During the three months ended March 31, 2005, the Company issued 184,691 shares of common stock upon the conversion of warrants for $371,621, at an average conversion price of $2.01 per share.

     During the three months ended March 31, 2005, the Company issued 115,387 shares of common stock to a third party in exchange for their assumption of Key's accounts payable of $490,392 at a conversion price of $4.25 per share, the market price of the common stock at the date of conversion. In addition, the Company converted notes and interest payable of $81,620 due to a third party into 25,426 shares of common stock at a conversion price of $3.21 per share, the market price of the common stock at the date of conversion.

                         EQUITEX, INC. AND SUBSIDIARIES

             THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

8.   STOCKHOLDERS' EQUITY (CONTINUED):

     TREASURY STOCK TRANSACTIONS:

     During the three months ended March 31, 2005, Chex sold 82,308 shares of Equitex common stock for $243,833 or $2.96 per share (the market price of the common stock at the date of sale). The stock was acquired at an average cost of approximately $3.57 per share and the cost of the shares sold ($293,583) has been removed from treasury stock. The difference between the sales price and cost of the shares sold ($49,750) has been classified as a reduction of additional paid-in capital.

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

GENERAL

On June 7, 2004, the Company executed an Agreement and Plan of Merger (the "Merger Agreement") with SVI to merge its wholly-owned subsidiary Chex Services, Inc. ("Chex") into a wholly-owned subsidiary of SVI (the "Merger Subsidiary"), where upon the separate corporate existence of the Merger Subsidiary ceased. Under the terms of the Merger Agreement, Equitex exchanged its 100% ownership of Chex for 7,700,000 shares of SVI, representing 93% of SVI's outstanding common stock following the transaction. On June 29, 2004, SVI changed its name to FastFunds Financial Corporation ("FFFC"). In addition, Equitex received warrants to purchase 800,000 shares of FFFC common stock at an exercise price of $0.10 per share, expiring five years from the date of closing. As a result, Chex became a wholly-owned subsidiary of FFFC. In connection with the merger, FFFC received $400,000 through the issuance of convertible promissory notes. The promissory notes bear interest at 5% per annum and are convertible into 4,000,000 shares of FFFC common stock upon the occurrence of certain future events. Unless earlier converted, any outstanding balance of principal and interest is due April 14, 2007. During the year ended December 31, 2004, FFFC issued 2,000,000 shares of its common stock in exchange for $200,000 of the notes, as certain events had been met. As of March 31, 2005, Equitex's ownership percentage in FFFC is approximately 74%.

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2004, 2003 and 2002. The financial results presented for the three months ended March 31, 2005 and 2004 are those of FastFunds Financial Corporation ("FFFC"), Key Financial Systems, Inc. ("Key"), Nova Financial Systems, Inc. ("Nova") and Denaris Corporation ("Denaris"), on a consolidated basis with those of Equitex, Inc. Key ceased "run-off" operations in the fourth quarter of 2003 and Key's results for both periods are presented in a one-line presentation and are included in "loss from discontinued operations".

LIQUIDITY AND CAPITAL RESOURCES

For the next twelve months we anticipate our liquidity and capital resource needs may not be satisfied solely from cash flows generated from our operating activities. Chex has also begun to develop and introduce new products during the past year. These products are complementary to its existing products and services. Future products may include: cashless gaming smart cards, debit cards and customized funds transfer systems for multi-jurisdictional gaming operators. Also, Chex plans on expanding its business into non-gaming cash access products. Development and costs associated with such products have been and will continue to be incurred. Additionally, FFFC formed a wholly-owned London based subsidiary, FastFunds International, Inc. ("FFI"). FFI began operations in July 2004 and opened a London and Chicago office. In connection with the start-up of FFI and the Company's attempt to expand its business model into new markets and products, FFFC entered into various management advisory and consultant agreements. However, during the quarter ended March 31, 2005, FFFC terminated certain consulting agreements, closed its Chicago office and also gave the required 90-day notice on April 1, 2005 to the landlord that it was terminating the London lease, as no revenues have been generated sufficient to offset the operating costs being incurred.

In May 2005, the Company entered into a preliminary agreement to acquire 100% of Digitel Network Corporation ("Digitel"), and National Business Communications, Inc. ("NBC"). Digitel's wholly-owned subsidiaries are Platinum Benefit Group, Inc., Personal Voice, Inc. and Private Voice, Inc. Digitel, NBC and their subsidiaries (collectively the "Companies") are all based in Clearwater, Florida. The Companies design, develop and market stored value card programs as well as personal voice mail products through their call center operations. In conjunction with their stored value card products, the Companies offer the Platinum Benefit Group premium service that includes vehicle roadside assistance, a prescription discount program, a dental care discount program, a registered nurse hotline and a family legal plan. The Companies also offer personal voice mail services through Personal Voice, Inc. and Private Voice, Inc. Finalization of this transaction is subject to completion of the schedules and exhibits to the preliminary agreement, board of director approval and any necessary stockholder approvals. The purchase price per the terms of the preliminary agreement is $9 million; $5 million cash due at closing and two $2,000,000 notes payable.

The Company has incurred significant net losses, including a net loss of $1,856,993 and $7,457,983 for the three months ended March 31, 2005 and the year ended December 31, 2004, respectively. Although the 2005 quarterly and 2004 annual net losses included certain non-cash expenses of approximately $1,043,000 and $4,500,000, respectively, FFFC incurred significant costs related to its international marketing strategy and expansion plans, including costs associated with the development of proprietary software. Therefore, the Company anticipates that its liquidity and capital resources needs for the next 12 months may not be satisfied solely from cash flows generated from operating activities.

The Company has developed plans and strategies to address its capital and liquidity needs for the next twelve-month period. Management believes that cash flows from operations will provide the Company's primary source of operating capital, as Chex continues to generate cash flow from its casino locations. However, the Company may be required to issue additional debt or equity instruments in order to raise additional capital, to continue to support the operating costs of Equitex, FFFC's international marketing efforts, as well as for the ongoing development of new software. Accordingly, Equitex has entered into discussions with an investment banker to provide advisory services regarding a contemplated equity offering of the 7,700,000 shares of FFFC common stock that it owns. The proceeds from the sale of these shares, if any, may be utilized to satisfy the cash component of the acquisitions discussed above. Additionally, during the quarter ended March 31, 2005, FFFC has significantly reduced the expenditures associated with its international marketing efforts.

The Company also evaluates, on an ongoing basis, potential business acquisition/restructuring opportunities that become available from time to time, which management considers in relation to its corporate plans and strategies.

Management believes that these plans will provide sufficient resources to fund its operations, debt payments, and working capital needs at least through March 31, 2006.

In March 2004, Equitex closed on an aggregate of $5,000,000 of convertible promissory notes (the "Whitebox Notes") from Pandora Select Partners, L.P. and Whitebox Hedged High Yield Partners, L.P. The Whitebox Notes carry interest at a rate of 7% per annum and have a 45-month term. The Whitebox Notes are senior to all other debt of both Equitex and Chex. Concurrently with the loan, Equitex loaned the borrowed proceeds to Chex under terms identical to the Whitebox Notes. The Whitebox Notes are collateralized by all of the assets of Chex, Equitex's stock ownership in the Company and Chex's note issued in favor of Equitex.

In December 2004, FFFC closed on the sale of $1,774,064 of unsecured convertible promissory notes (the "Convertible Notes") with various investors, in a private placement made under Section 4(2) of, and Regulation D under, the Securities Act of 1933. The Convertible Notes accrue interest at a rate of 9.5% per annum, have a 9-month term, and are convertible at the holder's option (including any unpaid interest) into shares of FFFC common stock at a rate of $1.00 per share for a three-year period commencing on the due date. The Convertible Notes may be prepaid at any time, in whole or in part and from time to time, without premium or penalty, so long as at least 50% of the outstanding amount due on the Whitebox Notes discussed above have then been paid. At this time it is uncertain whether FFFC will prepay the Convertible Notes. In connection with the sale and issuance of the Convertible Notes, the note holders also received warrants to purchase an aggregate of 1,774,064 shares of FFFC common stock at an exercise price of $2.00 per share.

For the three months ended March 31, 2005, net cash used in operating activities from continuing operations was $201,225 compared to $557,878 for the three months ended March 31, 2004. The net loss for the three months ended March 31, 2005 increased compared to the three months ended March 31, 2004. The increase in net loss was primarily attributable to increases in the net loss of FFFC and Equitex corporate expenses of approximately $934,000 and $215,000, respectively. Adjustments to the current periods results were $1,655,768; including non-cash adjustments of $1,043,395, predominantly comprised of $596,380 of interest expense related to the beneficial conversion feature on convertible promissory notes incurred in the three months ended March 31, 2005 which were not incurred in the three months ended March 31, 2004, and depreciation and amortization of $384,936 compared to $276,738 in the previous period.

Cash used in investing activities from continuing operations for the three months ended March 31, 2005 was $82,326 compared to $2,121,939 for the three months ended March 31, 2004. Cash used in 2005 investing activities was primarily attributable to purchases of furniture, fixtures and equipment of $89,922. Cash used in 2004 investing activities was primarily attributable to purchases of furniture, fixtures and equipment of $92,044 and net advances of $2,038,917 on notes receivable, of which $2 million was issued to iGames Entertainment, Inc.

Cash provided by financing activities from continuing operations for the three months ended March 31, 2005 was $269,090 compared to the three months ended March 31, 2004 of $2,451,847. The significant activity for the three months ended March 31, 2005 included the Company receiving proceeds of $603,000 from the issuances of notes payable and receiving $371,621 and $243,833 from the exercise of warrants and upon the sale of 82,308 shares of treasury stock by Chex, respectively. In addition, the Company repaid $945,364 of notes payable. The significant activity for the three months ended March 31, 2004, included the Company receiving proceeds of $5,885,000 upon the issuance of notes payable, receiving $410,012 upon the sale of 68,333 shares of treasury stock by Chex and proceeds received of $168,208 upon the exercise of options and warrants. These proceeds were offset by the repayment of notes payable and a bank overdraft of $1,017,857 and $2,497,766, respectively, payment of fees of $320,000 related to the issuance of notes payable, purchase of Equitex shares for treasury by Chex for $24,750 and redemption of Series D preferred stock for $151,000 in cash.

Net cash used in discontinued operations was $1,804 for the three months ended March 31, 2005 compared to $33,198 for the three months ended March 31, 2004. The decrease in cash used in discontinued operations is the result of Key ceasing its run-off operations during the fourth quarter of 2003.

For the three months ended March 31, 2005, net cash decreased by $16,265 compared a decrease of $261,168 for the three months ended March 31, 2004. Ending cash at March 31, 2005, was $8,373,421 compared to $7,798,612 at March 31, 2004. Significantly all of the Chex's cash is required to be utilized for its casino operations, and consequently Equitex needs to rely on other sources for its liquidity needs.

RESULTS OF OPERATIONS

REVENUES

Consolidated revenues from continuing operations for the three months ended March 31, 2005, were $4,486,947 compared to consolidated revenues of $3,541,814 for the three months ended March 31, 2004. The increase in the period was primarily due to revenues from three casino locations of approximately $540,000 for the three months ended March 31, 2005 that were opened in the third and fourth quarters of 2004, and accordingly, the Company had no revenues from these properties for the three months ended March 31, 2004. Additional increases in revenues of approximately $555,000 were the result of the new proprietary cash advance platforms used to process cash advance transactions. This software was installed beginning in July 2004.

FEE REVENUE

Chex recognizes revenue at the time certain financial services are performed. Revenues are derived from check cashing fees, credit and debit card advance fees, automated teller machine ("ATM") surcharge and transaction fees, and NSF collection fees. Chex revenues for the three months ended March 31, 2005 and 2004 were comprised of the following:

                                    2005                                   2004
                   --------------------------------------   --------------------------------------
                     Number of    Dollars       Earned       Number of    Dollars       Earned
                   Transactions   Handled      Revenues     Transactions  Handled      Revenues
                   ------------  -----------  -----------   ------------  -----------  -----------
Personal checks       175,234    $32,962,972  $ 1,613,700      159,183    $29,474,085  $ 1,538,879
"Other" checks         59,974     22,570,150      261,729       60,767     23,103,174      237,992
Credit cards           55,068     19,363,629    1,169,981       55,800     18,895,559      680,368
Debit cards            12,047      3,675,629       85,837        9,969      3,113,314       40,274
ATM transactions      620,639     53,861,424    1,161,379      428,158     33,547,520      782,709
NSF collection fees         -              -       96,146            -              -      118,847
Other                       -              -       25,371            -              -       64,034
                    ---------   ------------   ----------    ---------   ------------  -----------
                      922,962   $132,433,804   $4,414,143      713,877   $108,133,652  $ 3,463,103
                    =========   ============   ==========    =========   ============  ===========

Chex cashes personal checks at its cash access locations for fees of based upon a percentage of the face amount of the check cashed per each casino contract. Chex also cashes "other" checks, comprised of tax and insurance refunds, casino employee payroll checks and casino jackpot winnings.

Chex credit/debit card cash advance services allow patrons to use their VISA, MasterCard, Discover and American Express cards to obtain cash. In July 2004, Chex began using its own proprietary credit and debit cash advance platform to process cash advance transactions. Accordingly, for the three months ended March 31, 2004, on similar total cash advances transacted for the three months ended March 31, 2004, Chex recorded additional revenues of approximately $490,000. During the three months ended March 31, 2005, third party vendors, at their expense, supplied, installed and maintained the equipment to operate the cash advance system. Under vendor agreements, the vendor charges each customer a services fee based upon the cash advance amount and paid a portion of such service fee to Chex.

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

Chex utilizes its own in-house collections department to pursue collection of returned checks, and generally charges an insufficient-funds fee when it ultimately collects the check.

CREDIT CARD INCOME

Credit card income decreased to $72,804 for the three months ended March 31, 2005 compared to $78,711 for the three months ended March 31, 2004. The decrease was due to the attrition of customers.

OPERATING EXPENSES

Total operating expenses for the three months ended March 31, 2005, was $5,294,268 compared to $3,912,919 for the three months ended March 31, 2004.

LOCATION EXPENSES

Chex location expenses were $3,242,739 and $2,430,900 for the three months ended March 31, 2005 and 2004, respectively. The location expenses are comprised as follows:

                                                        Three months ended
                                                            March 31,
                                                       2005           2004
                                                    -----------    -----------
     Fees to casinos                                $ 1,495,591    $ 1,166,148
     Salaries and related costs                         795,417        774,033
     Returned checks, net of collections                214,058         98,003
     Processing fees                                    403,961         67,810
     Selling, general and administrative                293,522        291,394
     Depreciation and amortization                       40,190         33,512
                                                    -----------    -----------
                                                    $ 3,242,739    $ 2,430,900
                                                    ===========    ===========

Fees to casinos are comprised of compensation paid to the casino pursuant to the terms of each financial services agreement that the Company has entered into with the respective establishment. At locations where Chex provides check-cashing services, Chex pays the location operator a commission based upon the monthly amount of checks cashed or a fixed percentage of the net income from operations at that location. Chex passes on an agreed upon percentage of the surcharge commissions to the locations where ATM's are utilized. At the locations at which Chex uses third party vendors to provide credit/debit card advance services, it pays the operator a commission for each completed transaction. For the locations where Chex's proprietary product is used, Chex pays a fee to the casino based on the fees it receives from processing the transaction. For these transactions, Chex also has a cost of processing the transaction. Chex began installing their proprietary product in July 2004 and accordingly, there was a significant increase in processing costs for the three months ended March 31, 2005 compared to March 31, 2004.

Returned checks, net of collections expense, increased for the three months ended March 31, 2005 compared to March 31, 2004. The primary reason for the increase was the result of approximately $28,000 of expenses for 3 new full booth locations and approximately $91,000 of expenses from 2 new stand alone locations.

Chex generally records a returned check expense for potential losses in the period such checks are returned.

Selling, general and administrative expenses for locations include bank charges, depreciation, communications, insurance licensing, collections, and travel and entertainment. For the three months ended March 31, 2005, these expenses were comparable to the three months ended March 31, 2004.

LOCATION SUPPORT EXPENSES

Location support expenses for the three months ended March 31, 2005, were $1,435,179 compared to $1,081,142 for the three months ended March 31, 2004. The expenses were comprised of the following:

                                                 2005              2004
                                            --------------    -------------
Salaries and related costs                  $      589,510    $    509,631
Accounting, legal and consulting                   268,123          102,730
Travel and entertainment                           105,440           61,057
Advertising                                          9,783           44,631
Depreciation and amortization                      297,202          242,862
Recovery of valuation allowance                   (90,000)
Other                                              255,121          120,231
                                            --------------    -------------
                                            $    1,435,179    $   1,081,142
                                            ==============    =============

Corporate operating expenses include Chex's Minneapolis administrative office, which supports the 49 operating locations and also include for the three months ended March 31, 2005 those expenses associated with FFI's London and Chicago offices.

Salaries and related costs increased for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 primarily as a result of the hiring of the Company's Chief Executive Officer, as well as the corporate staffing of FFI's London office. The salaries and related costs included in 2005 for the above items were approximately $121,000.

Accounting, legal and consulting expenses increased for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 primarily as a result of an increase in consulting fees of approximately $175,000 for the three months ended March 31, 2005. FFI hired marketing and sales consultants to assist the Company in entering the store-valued card international market in the gaming and retail industries. As a result of no revenues being generated to offset these operating costs, during the three months ended March 31, 2005, the Company terminated certain sales and marketing consulting and advisory agreements that previously required the Company to pay approximately $36,000 per month. In addition, FFI has entered into various consulting agreements with a financial advisor and individuals who provide various consulting services to the Company. These continuing agreements require the Company to pay approximately $17,000 per month.

Travel and entertainment increased for the three months ended March 31, 2005 compared to March 31, 2004 primarily as a result of the increased costs of travel associated with employees of FFFC and FFI and consultants.

Prior to July 1, 2004 Equitex was incurring certain general and administrative expenses on behalf of Chex that were allocated by Equitex to Chex. Beginning July 1, 2004, Chex and FFFC began incurring these expenses on their own behalf, and accordingly, there is no longer an allocation from Equitex.

Depreciation and amortization increased in 2005 compared to 2004 primarily as a result of increased depreciation on additional fixed assets, as well as the amortization of deferred loan costs.

Other costs included in corporate operating expenses increased for the three months ended March 31, 2005 compared to March 31, 2004. The primary reason for the increase was the additional rent and occupancy costs of approximately $39,000 for the London and Chicago offices, as well as directors and officers insurance of approximately $26,000, and other office expenses such as, telecommunication and supplies.

CORPORATE SELLING, GENERAL AND ADMINISTRATIVE

Corporate expenses include those of Equitex, Denaris and Nova. Total corporate activity expenses for the three months ended March 31, 2005 and 2004 were comprised as follows:

                                                 2005              2004
                                            --------------    -------------
Employee costs                              $      144,965    $     111,626
Accounting and legal                               227,954           56,694
Impairment of notes receivable                     120,000
Other                                              123,431          232,557
                                            --------------    -------------
                                            $      616,350    $     400,877
                                            ==============    =============

Employee costs for the three months ended March 31, 2005 increased by $33,339 from the three months ended March 31, 2004. The 2005 period includes $32,710 of officer's bonus. Accounting and legal expenses increased by $171,260 for the three months ended March 31, 2005 compared to March 31, 2004. The increase was primarily attributable to legal expenses associated with the lawsuit against iGames, as well as defending claims made against the Company by iGames.

During the three months ended March 31, 2005, the Company increased the valuation allowance related to notes receivable from Equitex 2000, Inc. by $120,000.

Other expenses for the three months ended March 31, 2005 and 2004 include the general operating costs of Equitex, Denaris and Nova. For the three months ended March 31, 2005, Nova general operating expenses decreased compared to the three months ended March 31, 2004. The majority of the decrease from the three months ended March 31, 2004, was related to reduced general operating costs of Nova of $41,000 and reduced third party service fees of approximately $17,000.


OTHER INCOME (EXPENSE):

Consolidated other expenses for the three months ended March 31, 2005 were $1,039,071 compared to $250,605 for the three months ended March 31, 2004. Interest expense increased by $728,545 for the three months ended March 31, 2005 compared to March 31, 2004. The increase was primarily attributable to non-cash interest expense of approximately $628,000 recorded due to the amortization of the beneficial conversion features on convertible promissory notes and warrants and approximately $74,000 of interest expense related to the $5 million note payable issued in March 2004. Interest income decreased by $59,921 for the three months ended March 31, 2005 compared to March 31, 2004. The most significant portion of the decrease was $46,111 of interest income recorded on the iGames $2.0 million note in the three months ended March 31, 2004. The Company is no longer accruing interest on this note.

DISCONTINUED OPERATIONS

Discontinued operations represents the operations of Key, which ceased during the fourth quarter of 2003. The loss from discontinued operations was $2,600 and $3,304 for the three months ended March 31, 2005 and 2004, respectively.

CONTRACTUAL OBLIGATIONS

No material changes during the quarter ended March 31, 2005.



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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt. The Company has both fixed and variable rate debt. Chex has $17,481,369 and $17,904,731 of debt outstanding as of March 31, 2005 and December 31, 2004, respectively, of which $11,333,602 and $11,402,602 has been borrowed at fixed rates ranging from 9% to 15% at March 31, 2005 and December 31, 2004, respectively. This fixed rate debt is subject to renewal annually and is payable upon demand with 90 days written notice by the debt holder. Additionally, $4,028,922 and $4,358,279 of the total debt at March 31, 2005 and at December 31, 2004 has been borrowed at a fixed rate of 7% and $1,774,064 and $200,000 of the total debt at March 31, 2005 and December 31, 2004 has fixed rates of 9.5% and 5%, respectively. Chex also has $144,780 and $169,787 of obligations under capital leases with fixed rates ranging from 6.5% to 7% at March 31, 2005 and December 31, 2004, respectively, owed to a bank.

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

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities

         On February 2, 2005, the Company converted notes and interest payable of $81,620 due to a third party into 25,426 shares of common stock at a conversion price of $3.21 per share, the market price of the common stock at the date of conversion.

         On March 31, 2005, the Company issued 115,387 shares of common stock to a third party in exchange for their assumption of Key's accounts payable of $490,392 at a conversion price of $4.25 per share, the market price of the common stock at the date of conversion.

         The Company offered and sold the common stock indicated above in reliance on an exemption from registration for offers and sales of securities that do not involve a public offering (i.e., Section 4(2) of the Securities Act of 1933, as amended). This shares of common stock issued as described above were not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 31 - Certification pursuant to Section 302
              of the Sarbanes-Oxley Act of 2002

              Exhibit 32 - Certification pursuant to Section 906
              of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K during the quarter ended March 31, 2005

              On February 1, 2005, the Company filed a Current Report on Form 8-K reporting a Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standards; Transfer of Listing Under Item 3.01

              On February 11, 2005, the Company filed a Current Report on Form 8-K reporting Unregistered Sales of Equity Securities under Item 3.02.

              On March 18, 2005, the Company filed a Current Report on Form 8-K reporting the rescission of stock transaction under Item 8.01 Other Items.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Equitex, Inc.
                                        (Registrant)

Date: May 19, 2005                      By: /s/ Henry Fong
                                        -------------------------------------
                                        Henry Fong
                                        President, Treasurer and
                                        Chief Financial Officer