Form 10-Q
period 2005-06-30
EQUITEX INC
filed 2005-08-22
CIK 716101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2005


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding at August 19, 2005: 7,181,853

                         EQUITEX, INC. AND SUBSIDIARIES


PART I     FINANCIAL INFORMATION                                                             Page
                                                                                        -------------

           Item 1.    Financial statements:

                      Report of Independent Registered Public Accounting Firm                       2

                      Condensed consolidated balance sheets -
                      June 30, 2005 (unaudited) and December 31, 2004                           3 - 4

                      Condensed consolidated statements of operations -
                      three and six months ended June 30, 2005 and 2004 (unaudited)                 5

                      Condensed consolidated statement of changes in
                      stockholders' equity - six months ended June 30, 2005
                      (unaudited)                                                                   6

                      Condensed consolidated statements of cash flows -
                      six months ended June 30, 2005 and 2004 (unaudited)                       7 - 8

                      Notes to condensed consolidated financial statements                     9 - 22

           Item 2.    Management's discussion and analysis of financial condition
                      and results of operations                                               23 - 33

           Item 3.    Quantitative and qualitative disclosures of market risk                      33

           Item 4.    Disclosure controls and procedures                                           34

PART II    OTHER INFORMATION

           Item 1.    Legal proceedings                                                            34

           Item 2.    Changes in securities and use of proceeds                                    34

           Item 3.    Defaults upon senior securities                                              34

           Item 4.    Submission of matters to a vote of security holders                          34

           Item 5.    Other information                                                            35

           Item 6.    Exhibits and reports on Form 8-K                                             35

                      Signatures                                                                   36

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Equitex, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Equitex, Inc. and subsidiaries as of June 30, 2005, the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2005 and 2004, the related condensed consolidated statement of changes in stockholders' equity for the six month period ended June 30, 2005, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Equitex, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated April 4, 2005 (which includes an explanatory paragraph relating to the adoption of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE
ASSETS, effective January 1, 2002), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ GHP HORWATH, P.C.

Denver, Colorado
August 19, 2005

                         EQUITEX, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    June 30,    December 31,
                                                                      2005          2004
                                                                  -----------   -----------
                                                                  (Unaudited)
Current assets:
    Cash and cash equivalents                                     $ 9,409,762   $ 8,389,686
    Receivables, net                                                1,001,522     1,338,109
    Current portion of notes and interest receivable, including
       related parties of $9,213  (2005) and $212,900 ( 2004)         509,213       472,291
    Prepaid expenses and other                                        442,277       517,182
                                                                  -----------   -----------
          Total current assets                                     11,362,774    10,717,268
                                                                  -----------   -----------


Notes and interest receivable, net, including related parties
    of $819,181  (2005) and $962,128 (2004)                         1,269,276     3,399,240
Property, equipment and leaseholds, net                             1,347,059     1,330,095
Intangible and other assets, net                                    2,646,829     3,135,103
Goodwill                                                            5,636,000     5,636,000
                                                                  -----------   -----------
                                                                   10,899,164    13,500,438
                                                                  -----------   -----------
                                                                  $22,261,938   $24,217,706
                                                                  ===========   ===========

                                  (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           June 30,      December 31,
                                                                             2005             2004
                                                                         ------------    ------------
                                                                          (Unaudited)
Current liabilities:
    Accounts payable                                                     $    758,434    $    982,774
    Accrued expenses and other liabilities, including related
      party accruals of $611,000 (2005) and $526,000 (2004)                 3,014,108       2,541,406
    Convertible and other promissory notes and current
      portion of long-term debt, including related party notes of
      $14,344  (2005) and $93,719 (2004)                                   14,735,395      13,181,873
    Due to credit card holders                                                163,459         187,432
    Liabilities of discontinued operations                                                    592,911
                                                                         ------------    ------------
         Total current liabilities                                         18,671,396      17,486,396

Long-term debt, net of current portion                                      2,174,057       3,044,016
                                                                         ------------    ------------
         Total liabilities                                                 20,845,453      20,530,412
                                                                         ------------    ------------
Commitments and contingencies

Stockholders' equity:
    Preferred stock; 2,000,000 shares authorized:
      Series D, 6%; stated value $1,000 per share; 408 shares issued
         and outstanding; liquidating preference of $629,000                  408,000         408,000
      Series G, 6%; stated value $1,000 per share; 370 shares issued
         and outstanding; liquidation preference of $627,000                  370,000         370,000
      Series I, 6%; stated value $1,000 per share; 1,600 shares issued
         and outstanding; liquidation preference of $2,568,000              1,600,000       1,600,000
    Common stock, $0.01 par value; 50,000,000 shares authorized
       6,930,314 (2005) and 5,893,634 (2004) shares issued;
       6,920,577 (2005) and 5,801,589 (2004) shares outstanding                69,303          58,936
    Notes, interest and stock subscription receivable                        (682,002)       (763,002)
    Additional paid-in capital                                             24,350,309      21,322,132
    Accumulated deficit                                                   (24,570,183)    (18,886,247)
    Less treasury stock at cost; 9,737 shares (2005) and 92,045
      shares (2004)                                                          (128,942)       (422,525)
                                                                         ------------    ------------
         Total stockholders' equity                                         1,416,485       3,687,294
                                                                         ------------    ------------
                                                                         $ 22,261,938    $ 24,217,706
                                                                         ============    ============

           See notes to condensed consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

                                                    Three months ended June 30,       Six months ended June 30,
                                                         2005            2004            2005           2004
                                                    ------------    ------------    ------------    ------------
Fee revenue                                         $  4,572,406    $  3,458,260    $  8,986,549    $  6,921,363
Credit card income, net of provision for losses           45,774          66,467         118,578         145,178
                                                    ------------    ------------    ------------    ------------
         Total revenue                                 4,618,180       3,524,727       9,105,127       7,066,541
                                                    ------------    ------------    ------------    ------------

Location expenses                                      3,422,631       2,547,709       6,665,370       4,978,609
Location support expenses                              1,479,376       1,791,936       2,914,555       2,905,078
Corporate selling, general and administrative          2,409,040         905,975       3,025,390       1,306,847
                                                    ------------    ------------    ------------    ------------
                                                       7,311,047       5,245,620      12,605,315       9,190,534
                                                    ------------    ------------    ------------    ------------
         Loss from operations                         (2,692,867)     (1,720,893)     (3,500,188)     (2,123,993)
                                                    ------------    ------------    ------------    ------------
Other income (expense):
  Interest expense, including related party
    interest for the three months of $1,796 (2005)
    and $5,679 (2004) and $4,147  (2005)
    and $9,432 (2004) for the six months              (1,128,547)       (518,475)     (2,192,624)       (822,013)
  Interest income, including related party
    interest for the three months of $5,124 (2005)
    and $38,617 (2004) and $30,048 (2005)
    and $65,073 (2004) for the six months                  5,238          88,614          30,244         173,544
                                                    ------------    ------------    ------------    ------------
                                                      (1,123,309)       (429,861)     (2,162,380)       (648,469)
                                                    ------------    ------------    ------------    ------------
Loss from continuing operations before income
    taxes and minority interest                       (3,816,176)     (2,150,754)     (5,662,568)     (2,772,462)
Income tax expense                                        (8,000)     (1,380,000)        (16,000)     (1,386,000)
                                                    ------------    ------------    ------------    ------------
Loss before minority interest                         (3,824,176)     (3,530,754)     (5,678,568)     (4,158,462)
Minority interest                                                         53,740                          53,740
                                                    ------------    ------------    ------------    ------------
Loss from continuing operations                       (3,824,176)     (3,477,014)     (5,678,568)     (4,104,722)
Loss from discontinued operations                         (2,768)         (2,425)         (5,368)         (5,729)
                                                    ------------    ------------    ------------    ------------
Net loss                                              (3,826,944)     (3,479,439)     (5,683,936)     (4,110,451)
Warrant accretion                                                         (1,350)                         (4,640)
Deemed preferred stock dividends                         (57,830)        (57,000)       (113,200)       (111,800)
                                                    ------------    ------------    ------------    ------------
Net loss applicable to common stockholders          $ (3,884,774)   $ (3,537,789)   $ (5,797,136)   $ (4,226,891)
                                                    ============    ============    ============    ============
Basic and diluted net loss per share:
    Loss from continuing operations                 $      (0.61)   $      (0.62)   $      (0.95)   $      (0.75)
    Loss from discontinued operations                          *               *               *               *
                                                    ------------    ------------    ------------    ------------
Basic and diluted net loss per share                $      (0.61)   $      (0.62)   $      (0.95)   $      (0.75)
                                                    ============    ============    ============    ============
Weighted average number of common
    shares outstanding, basic and diluted              6,365,980       5,665,336       6,130,183       5,632,949
                                                    ============    ============    ============    ============

*Amount is less than $(0.01) per share

           See notes to condensed consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                   SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)

                                                                    Notes,
                            Convertible                            interest
                           preferred stock      Common Stock       and stock    Additional                   Common       Total
                         ------------------  ------------------- subscription    paid-in     Accumulated    treasury   stockholders'
                         Shares    Amount     Shares     Amount   receivable     capital       deficit        stock       equity
                         ------  ----------  ---------   -------   ---------   -----------   ------------   ---------   -----------
Balances, January 1,
  2005                    2,378  $2,378,000  5,893,634   $58,936   $(763,002)  $21,322,132   $(18,886,247)  $(422,525)  $ 3,687,294

Exercises of options
  and warrants for
  common  stock                                318,024     3,180                   868,441                                  871,621

Return of common stock
  previously issued for
  conversion of
  accounts payable                              (2,500)      (25)                   (6,425)                                  (6,450)

Return and retirement
  of subsidiary common
  stock in exchange for
  reduction of stock
  subscription
  receivable                                                          81,000       (81,000)                                       -

Conversion of notes
  payable,accrued
  interest and accounts
  payable to common
  stock                                        185,092     1,851                   767,064                                  768,915

Sale of 82,308 shares
  of  treasury stock
  for cash                                                                         (49,750)                   293,583       243,833

Issuance of additional
  warrants to
  noteholders (Note 8)                                                              30,000                                   30,000

Issuance of common
  stock in satisfaction
  long-term debt and
  accrued interest
  (Note 8)                                      57,064       571                   244,637                                  245,208

Issuance of common
  stock under private
  placement, net of
  offering costs
  of $177,000                                  479,000     4,790                 1,255,210                                1,260,000

Net loss                                                                                       (5,683,936)               (5,683,936)
                         ------  ----------  ---------   -------   ---------   -----------   ------------   ---------   -----------
Balances, June 30, 2005   2,378  $2,378,000  6,930,314   $69,303   $(682,002)  $24,350,309   $(24,570,183)  $(128,942)  $ 1,416,485
                         ======  ==========  =========   =======   =========   ===========   ============   =========   ===========

           See notes to condensed consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

                                                                                2005            2004
                                                                             -----------    -----------
Cash flow used in operating activities from continuing operations:
   Net loss                                                                  $(5,683,936)   $(4,110,451)
                                                                             -----------    -----------
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
     Impairment of receivable (Note 4)                                         1,596,111
     Deferred income taxes                                                                    1,380,000
     Loss from discontinued operations                                             5,368          5,729
     Provision for valuation allowances                                          215,330        145,650
     Depreciation and amortization                                               772,332        577,874
     Amortization and expense of discount on convertible promissory
      notes payable                                                               99,984         31,856
     Expense incurred upon issuance of warrants                                   30,000
     Stock-based compensation                                                                   626,750
     Amortization of discount on convertible promissory notes payable
      related to beneficial conversion features                                1,187,734        100,000
     Minority interest                                                                          (53,740)
Changes in assets and liabilities:
   Decrease in accounts receivable                                               304,156      1,272,031
   Decrease in other receivables                                                  31,211         36,686
   Decrease (increase) in interest receivable and other assets                    44,858       (311,292)
   Decrease in due to credit card holders                                        (23,973)       (38,135)
   Increase (decrease) in accounts payable and accrued expenses                  349,303       (543,337)
                                                                             -----------    -----------
Total adjustments                                                              4,612,414      3,230,072
                                                                             -----------    -----------
Net cash used in operating activities from continuing operations              (1,071,522)      (880,379)
                                                                             -----------    -----------
Cash flows from investing activites:
   Net decrease in credit card receivables                                           890         16,671
   Purchases of property and equipment                                          (279,122)      (196,317)
   Advances on notes receivable                                                  (11,073)    (2,041,773)
   Repayments of notes receivable                                                305,151          6,544
                                                                             -----------    -----------
Net cash provided by ( used in) investing activities
 from continuing operations                                                       15,846     (2,214,875)
                                                                             -----------    -----------
Cash flows from financing activities:
   Decrease in bank overdraft                                                                (2,497,766)
   Proceeds from private placement                                             1,260,000
   Proceeds from the exercise of options and warrants                            871,621        172,722
   Purchase of Equitex, Inc. shares for treasury by subsidiary                                 (113,625)
   Increase in deferred loan costs                                                (4,000)      (335,000)
   Issuances of notes payable, related parties and other                       1,268,000      6,612,000
   Repayments of notes payable, related parties and other                     (1,560,405)    (2,585,845)
   Repayment of stock subscription receivable                                                   200,000
   Proceeds from sale of treasury stock                                          243,833        492,032
                                                                             -----------    -----------
Net cash provided by financing activities from continuing operations           2,079,049      1,944,518
                                                                             -----------    -----------
Net cash used in discontinued operations                                          (3,297)       (36,799)
                                                                             -----------    -----------

                                  (Continued)

                               EQUITEX, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

                                                                                      2005          2004
                                                                                  -----------   -----------
Increase (decrease) in cash and cash equivalents                                    1,020,076    (1,187,535)
Cash and cash equivalents, beginning                                                8,389,686     8,059,780
                                                                                  -----------   -----------
Cash and cash equivalents, ending                                                 $ 9,409,762   $ 6,872,245
                                                                                  ===========   ===========
Supplemental disclosure of cash flow information:

    Cash paid for interest                                                        $   768,703   $   723,003
                                                                                  ===========   ===========
    Cash paid for income taxes                                                    $    17,906   $    26,989
                                                                                  ===========   ===========
Supplemental disclosure of non-cash investing and financing activities:

    Reduction of related party note receivable in consideration of
      asset transferred                                                           $    17,900
                                                                                  ===========
    Issuance common stock in satisfaction of long-term debt and accrued
      interest                                                                    $   208,452
                                                                                  ===========
    Conversion of notes payable, accrued interest and accounts payable
      to common stock                                                             $   768,915   $   148,962
                                                                                  ===========   ===========
    Return and retirement of subsidiary common stock in exchange for stock
      subscription receivable                                                     $    81,000
                                                                                  ===========
    Return of common stock previously issued for conversion of accounts payable   $     6,450
                                                                                  ===========
    Warrants issued in connection with convertible promissory notes                             $   557,100
                                                                                                ===========
    Conversion of accounts payable for common stock previously issued for
      contingent consideration                                                                  $    25,647
                                                                                                ===========
    Cancellation of portion of stock subscription receivable                                    $   250,000
                                                                                                ===========
    Conversion of note payable in exchange for issuance of subsidiary
      common stock                                                                              $   100,000
                                                                                                ===========

           See notes to condensed consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, ORGANIZATION AND BASIS OF PRESENTATION, RECENT EVENTS AND MANAGEMENT'S PLANS:

     INTERIM FINANCIAL STATEMENTS:

     The condensed consolidated interim financial statements of Equitex, Inc.
       and subsidiaries (the "Company") as of June 30, 2005, and for the three and six months ended June 30, 2005 and 2004, have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of June 30, 2005, and for the periods ended June 30, 2005 and 2004, have been made. Except as described below, those adjustments consist only of normal and recurring adjustments.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report filed with the Securities and Exchange Commission ("SEC") on April 15, 2005. The results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year.

     ORGANIZATION AND BASIS OF PRESENTATION:

     ACQUISITION OF CHEX BY FFFC (FORMERLY SVI):

     Effective June 7, 2004, the Company's wholly-owned subsidiary, Chex
       Services, Inc. ("Chex") executed an Agreement and Plan of Merger (the "Merger Agreement") with Seven Ventures, Inc. ("SVI") and its wholly-owned subsidiary (the "Merger Subsidiary"), whereby Merger Subsidiary merged with and into Chex and the separate corporate existence of the Merger Subsidiary ceased. Under the terms of the Merger Agreement, Equitex exchanged 100% of its equity ownership in Chex for 7,700,000 shares of SVI, representing 93% of SVI's outstanding common stock following the transaction (subsequently reduced to 74% and 73% at December 31, 2004 and June 30, 2005, respectively, through the issuance of 2,128,957 and 2,229,002 shares of subsidiary common stock). In addition, Equitex received warrants to purchase 800,000 shares of SVI common stock at an exercise price of $0.10 per share, expiring five years from the date of closing. As a result, Chex became a wholly-owned subsidiary of SVI, a publicly-traded shell company. On June 29, 2004, SVI changed its name to FastFunds Financial Corporation ("FFFC").

     BASIS OF PRESENTATION:

     On January 25, 2005, the Company affected a one-for-six reverse stock split. As a result of the reverse split, the number of shares outstanding and per share information for all prior periods have been retroactively restated to reflect the new capital structure.

                         EQUITEX, INC. AND SUBSIDIARIES

          THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, ORGANIZATION AND BASIS OF PRESENTATION, RECENT EVENTS AND MANAGEMENT'S PLANS (CONTINUED):

     BASIS OF PRESENTATION (CONTINUED):

     The interim condensed consolidated financial statements presented herein include the financial statements of Equitex, Inc. and its wholly-owned subsidiaries, Key Financial Systems, Inc. ("Key") and Nova Financial Systems, Inc. ("Nova"), and Equitex's majority-owned subsidiaries, FFFC and Denaris Corporation ("Denaris") as of June 30, 2005 and December 31, 2004. Minority interest reflected in the Company's statement of operations for the three and six months ended June 30, 2004 represents net losses of FFFC allocated to the minority common stockholders for the period from June 7, 2004 through June 30, 2004. During the year ended December 31, 2004, the net loss incurred by FFFC exceeded the minority interest in the common equity (deficiency) of the subsidiary. The excess of the losses for the three and six months ended June 30, 2005 applicable to minority interest have been charged to the Company, and therefore no minority interest is reflected in the Company's condensed consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated in consolidation.

     RECENT EVENTS:

     LITIGATION SETTLEMENT:

     Effective July 21, 2005, the Company, FFFC, Chex, and iGames Entertainment,
       Inc. ("iGames") entered into a Settlement Agreement and Mutual Release (the `Settlement Agreement"), pursuant to which the parties agreed to resolve all pending litigation between them and release all claims from litigation (Note 4). No party to the Settlement Agreement admitted any wrongdoing or liability related to the litigation. The litigation was dismissed with prejudice by the court on July 22, 2005.

     Under the terms of the Settlement Agreement, Chex is to receive $500,000 within 60 days of July 21, 2005. Additionally, FFFC received a contingent warrant to purchase up to 500,000 shares of common stock of iGames at $0.50 per share. The warrant is not exercisable until iGames has achieved $1,000,000 in net income during any given fiscal year (Note 4).

                         EQUITEX, INC. AND SUBSIDIARIES

          THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, ORGANIZATION AND BASIS OF PRESENTATION, RECENT EVENTS AND MANAGEMENT'S PLANS (CONTINUED):

     RECENT EVENTS (CONTINUED):

     POTENTIAL BUSINESS ACQUISITIONS:

     In May 2005, the Company entered into an agreement to acquire 100% of Digitel Network Corporation ("Digitel"), and National Business Communications, Inc. ("NBC"). Digitel's wholly-owned subsidiaries are Platinum Benefit Group, Inc., Personal Voice, Inc. and Private Voice, Inc. Digitel, NBC and their subsidiaries (collectively the "Companies") are all based in Clearwater, Florida. The Companies design, develop and market stored value card programs as well as personal voice mail products through their call center operations. In conjunction with their stored value card products, the Companies offer the Platinum Benefit Group premium service that includes vehicle roadside assistance, a prescription discount program, a dental care discount program, a registered nurse hotline and a family legal plan. The Companies also offer personal voice mail services through Personal Voice, Inc. and Private Voice, Inc. Finalization of this transaction is subject to completion of the schedules, exhibits and related contracts to the agreement, board of director approval, negotiation of certain promissory notes, completion and acceptance of audited financial statements for the businesses to be acquired, and any applicable stockholder approvals. Currently, the purchase price per the terms of the to-be-finalized agreement is $9 million; $5 million cash due at closing and two, $2 million promissory notes.

     In June 2005, Chex signed a non-binding letter of intent to acquire, through a partnership to be formed, 51% of Coast ATM, Inc.'s ("Coast") Automated Teller Machine ("ATM") Business. Coast specializes in ATM placements in retail markets and its principals have experience in the gaming industry. Under the terms of the letter of intent, the initial partnership is to consist of 60 ATM machines for which the consideration is to be a combination of cash and FFFC common stock. Additional shares of FFFC common stock are to be issued based on the market price at issuance following achievement of certain performance goals upon the placement of up to 240 ATM machines. Closing of the transaction is subject to customary closing conditions including, but not limited to, further due diligence by the parties, negotiations and execution of a definitive agreement, and board of director approval.

     On July 6, 2005, the Company entered into an Agreement in Principle (the
       "Agreement") with Hydrogen Power, Inc. ("HPI") to acquire a perpetual license to exploit all of HPI's intellectual property in the United States and to receive three separate options to acquire additional exclusive licenses to South America (the "First Option") and Mexico (the "Second Option"), and a non-exclusive license to Canada (the "Third Option"), as well as the assets of HPI. HPI, based in Seattle, Washington, performs hydrogen-related testing, research and engineering, and has developed a patented system (HPI HYDROGEN NOW TM) that creates pure hydrogen from aluminum and water. The patented technology allows hydrogen gas to be generated on-site and on-demand, and can directly power any fuel cell or internal combustion engine application. The HPI process can supply hydrogen at customized rates and pressures, and may provide hydrogen transportation and supply solutions from small portable applications to large stationary systems.

                         EQUITEX, INC. AND SUBSIDIARIES

          THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, ORGANIZATION AND BASIS OF PRESENTATION, RECENT EVENTS AND MANAGEMENT'S PLANS (CONTINUED):

     RECENT EVENTS (CONTINUED):

     POTENTIAL BUSINESS ACQUISITIONS (CONTINUED):

     Consideration is to consist of Equitex common shares in an amount equal to 40% of the then outstanding common shares of the Company (subject to shareholder approval), and cash of $3 million, of which $1 million was paid in July 2005 upon execution of the Agreement, and $2 million is required to be paid at closing. In the event a definitive agreement is not executed or necessary stockholder approval is not received, the Company and HPI are to agree as to the disposition of the initial $1 million payment.

     At closing, HPI is to grant the Company the First Option, which is exercisable 180 days after closing for a period of 90 days thereafter. If the Company exercises the First Option, HPI is to receive a number of shares equal to 40% of the Company's then outstanding common stock. The Second and Third Options are not exercisable unless the Company exercises the First Option. If the First Option is exercised, the Second and Third Options are exercisable 270 days and 360 days, respectively, after closing, each exercisable for a 90-day period. For each option exercised, the Company will be required to issue an additional 40% of the then outstanding shares of common stock to HPI on the date the license is transferred to the Company.

     Completion of this transaction is subject to customary conditions including, but not limited to, negotiation and execution of a definitive agreement, any necessary stockholder approvals and board of director approval.

     SERIES K PREFERRED STOCK:

     In July 2005, the Company filed with the Delaware Secretary of State, a
       Certificate of Designation of Rights and Preferences of a new series of preferred stock (the "Series K Convertible Preferred Stock"). The holders of the Series K Convertible Preferred Stock shall receive dividend rights and conversion rights, and shall receive a liquidation preference to all junior securities, including the Company's common stock. The Company is authorized to issue up to 3,100 shares of the Series K Convertible Preferred Stock, and plans to issue the Series K Convertible Preferred Stock in exchange for the Series G and I, 6% convertible preferred stock (Note 8).

     MANAGEMENT'S PLANS:

     The Company has incurred significant net losses, including a net loss of $3,826,944 and $5,683,936 for the three and six months ended June 30, 2005, and $7,457,983 for the year ended December 31, 2004, respectively. Although the net losses included certain non-cash expenses of approximately $2,858,000, $3,901,000 and $4,500,000, respectively, for each period, the Company anticipates that its liquidity and capital resources needs for the next 12 months may not be satisfied solely from operations.

                         EQUITEX, INC. AND SUBSIDIARIES

          THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, ORGANIZATION AND BASIS OF PRESENTATION, RECENT EVENTS AND MANAGEMENT'S PLANS (CONTINUED):

     MANAGEMENT'S PLANS (CONTINUED):

     The Company has developed plans and strategies to address its capital and liquidity needs for the next twelve-month period. Management believes that cash flows from Chex locations will provide the Company's primary source of operating capital, as Chex continues to generate location cash flows. Additionally, as of June 30, 2005, FFFC has eliminated the expenditures associated with its international marketing efforts. However, the Company may be required to issue additional debt or equity instruments in order to raise additional capital, necessary to support the operating costs of Equitex, as well as for the acquisitions of Digitel, NBC, and HPI. Accordingly, the Company, from June 2005 through August 15, 2005, has sold 532,332 shares of its common stock in private placements for net proceeds of $1,419,996. The proceeds from these initiatives, if any, may be utilized to satisfy the cash component of the acquisitions discussed above.

     The Company also evaluates, on an ongoing basis, potential business acquisition/restructuring opportunities that become available from time to time, which management considers in relation to its corporate plans and strategies.

     Management believes that these plans will provide sufficient resources to fund its operations, debt payments, potential business acquisitions and working capital needs at least through June 30, 2006.

     STOCK-BASED COMPENSATION:

     Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING
       FOR STOCK-BASED COMPENSATION, defines a fair-value based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 ("APB 25"), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and guidance provided in SFAS Interpretation ("FIN") No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION. Accordingly, compensation cost for employee stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock. There were no options granted during the six months ended June 30, 2005 and 2004.

                         EQUITEX, INC. AND SUBSIDIARIES

          THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, ORGANIZATION AND BASIS OF PRESENTATION, RECENT EVENTS AND MANAGEMENT'S PLANS (CONTINUED):

     STOCK-BASED COMPENSATION (CONTINUED):

     In December 2004, the Financial Accounting Standards Board ("FASB") issued
       SFAS No. 123(R), SHARE-BASED PAYMENT, which addresses the accounting for share-based compensation transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies as of the first interim or annual reporting period that begins after December 15, 2005. Management is currently evaluating the provisions of this standard. Depending on the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company's financial position and results of operations.

2.   DISCONTINUED OPERATIONS:

     The carrying amounts of assets and liabilities of Key (presented as discontinued operations) at June 30, 2005 and December 31, 2004 are as follows:

                                                      June 30,      December 31,
                                                        2005            2004
                                                      --------      -----------
       Cash (included in prepaid expenses and other)  $   190       $       139
                                                      =======       ===========

       Accounts payable                                             $   490,854
       Accrued expenses                                                  25,000
       Notes and interest payable, related party                         77,057
                                                                    -----------
           Total liabilities (all current)                          $   592,911
                                                                    ===========

     Key had no revenues for the three and six months ended June 30, 2005 and 2004. Losses incurred by Key for the three and six months ended June 30, 2005 were $2,768 and $5,368, respectively, and for the three and six months ended June 30, 2004 were $2,425 and $5,729, respectively. During the six months ended June 30, 2005, the Company issued shares of its common stock valued at the market value of the common stock at the date of the transactions to third parties in exchange for the third parties' assumption of Key's liabilities (Note 8).

                         EQUITEX, INC. AND SUBSIDIARIES

          THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

3.   RECEIVABLES:

     Receivables at June 30, 2005 and December 31, 2004 consist of the following:

                                                      June 30,   December 31,
                                                        2005         2004
                                                     ----------  ------------
       Credit card and ATM processors, net of
         allowance of $65,000 (2005 and 2004))       $  490,315   $   777,723
       Amount held in trust                             150,973       182,184
       Credit card receivables, net of allowance of
         $465 (2005) and $705 (2004)                    138,443       139,663
       Other receivables                                221,791       238,539
                                                     ----------  ------------
                                                     $1,001,522  $  1,338,109
                                                     ==========  ============

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

4.   NOTES AND INTEREST RECEIVABLE:

     Notes and interest receivable as of June 30, 2005 and December 31, 2004 consist of the following:

                                                        June 30,    December 31,
                                                          2005          2004
                                                       ----------   -----------
       Note receivable, iGames [A]                     $  500,000   $ 2,000,000
       Notes receivable from the estate of a deceased
         Chex officer [B]                                             1,484,691
       Note receivable, Chex customer                     336,500       336,500
       Note receivable, Paymaster Jamaica, Ltd.           500,000       500,000
       Notes receivable, Equitex 2000, Inc.             1,190,674     1,208,574
       Notes receivable from various Chex employees
         ($9,213 in 2005 and $7,900 in 2004)
         and a former Chex shareholder                     54,213        52,900
                                                       ----------   -----------
                                                        2,581,387     5,582,665
       Interest receivable, includes related
         party interest of $148,602  (2005)
         and $118,554 (2004)                             148,602        214,666
       Less current maturities                           (509,213)     (472,291)
                                                       ----------   -----------

                         EQUITEX, INC. AND SUBSIDIARIES

          THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

4.   NOTES AND INTEREST RECEIVABLE (CONTINUED):

                                                     June 30,       December 31,
                                                       2005             2004
                                                   -----------      -----------
         Notes and interest receivable,
           net of current portion                    2,220,776        5,325,040
         Less allowance for uncollectible notes
           receivable [C]                             (951,500)      (1,925,800)
                                                   -----------      -----------
                                                   $ 1,269,276      $ 3,399,240
                                                   ===========      ===========

     [A] In January 2004, Chex advanced iGames $2,000,000 under a Term Loan Note (the "Note"). Interest accrued at 10% per annum, and the maturity date was scheduled to occur in January 2005, as defined in the Note. The Note was to be secured by a pledge of capital stock of the borrower pursuant to a stock pledge agreement. The stock pledge agreement was not executed, which resulted in an event of default under the terms of the Note. In March 2004, Chex commenced litigation relating to the collection of the Note plus a termination fee, accrued interest and other fees, due from iGames. In addition, in March 2004, Chex commenced a lawsuit in Delaware state court (New Castle County) relative to the termination of the Stock Purchase Agreement ("SPA"). iGames commenced a lawsuit in the United States District Court for the District of Delaware alleging the Company and Chex breached both the Note and the SPA. All of the matters were consolidated so that all of the disputes were to be heard before the United States District Court for the District of Delaware. Effective July 21, 2005, the Company, Chex, and iGames resolved the litigation by executing the Settlement Agreement under which Chex is to receive $500,000 within 60 days of July 21, 2005. In conjunction with the Settlement Agreement, FFFC received a contingent warrant to purchase up to 500,000 shares of iGames common stock at $0.50 per share. The warrant is not exercisable until iGames has achieved $1,000,000 in net income during any given fiscal year. Accordingly, the iGames receivable has been reduced from $2 million to $500,000 as of June 30, 2005, and accrued interest receivable related to iGames has been reduced by $96,111. As a result, the Company has recorded an impairment charge of $1,596,111 during the three months ended June 30, 2005.

     [B] In April 2005, the Company received $295,721 from the sale of all shares pledged as collateral in exchange for the amount due from the estate of a deceased Chex officer.

                         EQUITEX, INC. AND SUBSIDIARIES

          THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

4.   NOTES AND INTEREST RECEIVABLE (CONTINUED):

     [C] Allowances for uncollectible notes receivable are as follow:

                                                   June 30,      December 31,
                                                     2005             2004
                                                  ---------      -----------

         Notes receivable from the estate of
           a deceased Chex officer                               $ 1,279,300
         Notes receivable, Equitex 2000, Inc.     $ 465,000          160,000
         Note receivable, Paymaster Jamaica, Ltd    250,000          250,000
         Note receivable, Chex customer             236,500          236,500
                                                  ---------      -----------
                                                  $ 951,500      $ 1,925,800
                                                  =========      ===========

5.   GOODWILL, INTANGIBLE AND OTHER ASSETS:

     As of June 30, 2005 and December 31, 2004, goodwill was $5,636,000, none of which is deductible for tax purposes. Intangible and other assets consist of the following at June 30, 2005 and December 31, 2004:

                                         June 30, 2005                            December 31, 2004
                         --------------------------------------------  --------------------------------------------
                             Gross                           Net           Gross                           Net
                           carrying     Accumulated       carrying       carrying     Accumulated       carrying
                            amount      amortization       amount         amount      amortization       amount
                         -------------  -------------  --------------  -------------  -------------  --------------
     Casino contracts    $   4,300,000  $   2,249,440   $   2,050,560  $   4,300,000  $   1,949,440  $    2,350,560
     Non-compete
       agreements              350,000        259,300          90,700        350,000        227,300         122,700
     Customer lists            250,000        250,000                        250,000        250,000
     Trade names               100,000                        100,000        100,000                        100,000
                         -------------  ------------   --------------  -------------  -------------  --------------
     Total intangible
       assets                5,000,000      2,758,740       2,241,260      5,000,000      2,426,740       2,573,260
     Deferred loan
       costs                   641,625        285,789         355,836        637,625        125,515         512,110
     Other assets               49,733                         49,733         49,733                         49,733
                         -------------  -------------  --------------  -------------  -------------  --------------

                         $   5,691,358  $   3,044,529   $   2,646,829  $   5,687,358  $   2,552,255  $    3,135,103
                         =============  =============  ==============  =============  =============  ==============

                         EQUITEX, INC. AND SUBSIDIARIES

          THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

6. CONVERTIBLE AND OTHER PROMISSORY NOTES AND LONG-TERM DEBT:

     Convertible and other promissory notes and long-term debt at June 30, 2005 and December 31, 2004, consist of the following:

                                                          June 30,     December 31,
                                                            2005           2004
                                                       -------------   ------------
     Notes payable to individual investors, including
       related party of $105,105 (2005 and 2004)       $  11,629,102   $ 11,402,602
     Notes payable to affiliates through common
       ownership                                                             21,700
     Convertible promissory notes, net of discounts
       of $706,600 (2005) and $1,957,612 (2004)            5,146,231      4,559,781
     Note payable to officers                                 14,344         72,019
     Obligations under capital leases                        119,775        169,787
                                                       -------------   ------------
                                                          16,909,452     16,225,889
     Less current maturities                             (14,735,395)   (13,181,873)
                                                       -------------   ------------
                                                       $   2,174,057   $  3,044,016
                                                       =============   ============

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

                         EQUITEX, INC. AND SUBSIDIARIES

          THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

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

     BONUS TO OFFICER:

     In June 2003, the Company's Board of Directors approved a bonus arrangement with the Company's president. The bonus arrangement provides for an annual bonus to be calculated quarterly based on 5% of the increase in the market value of the Company's common stock, accrued quarterly, beginning with the closing price as reported by Nasdaq on December 31 of each year, and ending with the closing price on December 31 of the following year. Payments under the bonus arrangement are to be made at the discretion of the Company's management from time to time, as cash flow permits. Compensation expense recorded under this arrangement was approximately $53,000 and $85,000 for the three and six months ended June 30, 2005. No expense was required to be recorded for the three and six months ended June 30, 2004. As of June 30, 2005 and December 31, 2004, approximately $611,000 and $526,000 is included in accrued liabilities, respectively.

     CONSULTING AGREEMENTS:

     In July 2004, FFFC entered into a twelve-month agreement with a third party consultant who was to provide sales, program and business development, and consulting services for FFFC's International operations. Under the terms of the agreement, FFFC was required to pay the consultant approximately $15,800 per month as an advance against future commissions earned by the consultant. The consultant was entitled to a 10% commission on all sales generated. In addition, the consultant was to earn a minimum of 3% of the acquisition value if the Company closed on an acquisition introduced by the consultant. The agreement could be terminated by either party subject to not less than three months written notice. As of June 30, 2005, no revenues were generated under the agreement and effective April 1, 2005, the parties agreed to terminate the agreement.

     In May 2004, Chex entered into a consulting agreement with a financial advisor. The term of the agreement is two years and requires the Company to pay a total of $240,000 to the financial advisor in monthly installments of $10,000 each month. In May 2005, Chex notified the financial advisor that the financial advisor was in breach of the consulting agreement and effective June 1, 2005 suspended making the $10,000 monthly payments.

                         EQUITEX, INC. AND SUBSIDIARIES

          THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

8.   STOCKHOLDERS' EQUITY:

     SERIES D CONVERTIBLE PREFERRED STOCK:

     In July, 2005, the remaining 408 shares of Series D preferred stock, plus cumulative unpaid dividends of $188,911 were converted into 203,529 shares of common stock at a conversion price of $2.93 per share.

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

                         EQUITEX, INC. AND SUBSIDIARIES

          THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

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

     At June 30, 2005, notes and interest receivable from an officer of Chex of $547,002 are presented as a reduction in stockholders' equity based on management's evaluation of repayment intentions. The notes are due on demand and the Company is no longer accruing interest on these notes due to uncertainty as to collection. The notes are collateralized by unregistered shares of the Company's common stock.

     ISSUANCES OF COMMON STOCK:

     For the three months ended June 30, 2005, the Company sold 479,000 shares of common stock in a private placement for $3.00 per share and received proceeds of $1,437,000, from which the Company paid subsequent to June 30, 2005, customary fees and expenses, including fees to brokers and consultants of $177,000. In conjunction with the private placement, the investors received warrants to purchase up to 239,500 shares of common stock at an exercise price of $5.50 per share, which expire in June 2008.

     During the six months ended June 30, 2005, the Company issued 318,024 shares of common stock upon the conversion of warrants for $871,621, at an average conversion price of $2.74 per share.

     All of the shares were offered and sold in private placements, and were not registered under the Securities Act of 1933. These shares may not be offered or sold in the United States absent registrations or an applicable exemption from registration requirements.

                         EQUITEX, INC. AND SUBSIDIARIES

          THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

8.   STOCKHOLDERS' EQUITY (CONTINUED):

     ISSUANCES OF COMMON STOCK (CONTINUED):

     In July 30, 2005, the Company issued 130,142 shares of common stock to third parties in exchange for their assumption of Equitex and Key accounts payable of $553,840 at an average price of $4.26 per share, the market price of the common stock at the date of issuance. In addition, Equitex and Key converted notes and interest payable of $161,209 due to third parties into 43,935 shares of common stock at a conversion price of $3.67 per share, the market price of the common stock at the date of conversion. Lastly, the Company issued 11,015 shares of common stock for legal services valued at $53,866 at a conversion price of $4.89 per share, the market price of the common stock at the date of conversion.

     During the six months ended June 30, 2005, the Company issued 57,064 shares of common stock valued at $245,208 as payment on long-term debt and accrued interest of $208,452. The stock was issued at 85% of market value and accordingly, the Company recorded additional expense of $36,756 during the quarter ended June 30, 2005.

     TREASURY STOCK TRANSACTIONS:

     During the six months ended June 30, 2005, Chex sold 82,308 shares of Equitex common stock for $243,833 or $2.96 per share (the market price of the common stock at the date of sale). The stock was acquired at an average cost of approximately $3.57 per share and the cost of the shares sold ($293,583) has been removed from treasury stock. The difference between the sales price and cost of the shares sold ($49,750) has been classified as a reduction of additional paid-in capital.

     WARRANTS:

     During the quarter ended June 30, 2005, the Company agreed to lower the exercise price of 133,333 common stock purchase warrants outstanding to unrelated third parties. The warrants had an exercise price of $4.26 per share and were exercisable until March 2009. The Company reduced the price to $3.75 per share only if the holders exercised within one week to induce the exercise of the warrants in order to provide working capital to the Company. The 133,333 warrants were exercised and the Company received proceeds of $500,000. Additionally, the Company agreed to issue 133,333 new warrants (as inducement to the holders to convert their original warrants) with an exercise price of $5.50 and an expiration date of June 1, 2010. The warrants were valued at approximately $30,000 and the amount was recorded as interest expense during the quarter ended June 30, 2005.

9.   INCOME TAXES:

     During the quarter ended June 30, 2004, management assessed the realization of its deferred tax assets. Based on this assessment, it was determined to be more likely than not that the Company's deferred tax assets would not be realizable and determined that a valuation allowance was required. Accordingly, the Company's valuation allowance was increased by $1,380,000 to fully reserve for its net deferred tax assets, which resulted in an increase to the provision for income taxes of the same amount. State income taxes of $16,000 and $6,000, respectively, were accrued for the six months ended June 30, 2005 and 2004.

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

GENERAL

On June 7, 2004, the Company's wholly-owned subsidiary, Chex Services, Inc. ("Chex") executed an Agreement and Plan of Merger (the "Merger Agreement") with SVI and its wholly-owned subsidiary (the "Merger Subsidiary"), whereupon Merger Subsidiary merged with and into Chex and the separate corporate existence of the Merger Subsidiary ceased. Under the terms of the Merger Agreement, Equitex exchanged its 100% ownership of Chex for 7,700,000 shares of SVI, representing 93% of SVI's outstanding common stock following the transaction. On June 29, 2004, SVI changed its name to FastFunds Financial Corporation ("FFFC"). In addition, Equitex received warrants to purchase 800,000 shares of FFFC common stock at an exercise price of $0.10 per share, expiring five years from the date of closing. As a result, Chex became a wholly-owned subsidiary of FFFC. In connection with the merger, FFFC received $400,000 through the issuance of convertible promissory notes. The promissory notes bear interest at 5% per annum and are convertible into 4,000,000 shares of FFFC common stock upon the occurrence of certain future events. Unless earlier converted, any outstanding balance of principal and interest is due April 14, 2007. During the year ended December 31, 2004, FFFC issued 2,000,000 shares of its common stock in exchange for $200,000 of the notes, as certain events had been met. As of June 30, 2005, Equitex's ownership percentage in FFFC is approximately 73%.

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2004, 2003 and 2002. The financial results presented for the three and six months ended June 30, 2005 and 2004 are those of FastFunds Financial Corporation ("FFFC"), Key Financial Systems, Inc. ("Key"), Nova Financial Systems, Inc. ("Nova") and Denaris Corporation ("Denaris"), on a consolidated basis with those of Equitex, Inc. Key ceased "run-off" operations in the fourth quarter of 2003, and Key's results for both periods are presented in a one-line presentation and are included in "loss from discontinued operations".

Potential Business Acquisitions:

In May 2005, the Company entered into an agreement to acquire 100% of Digitel Network Corporation ("Digitel"), and National Business Communications, Inc. ("NBC"). Digitel's wholly-owned subsidiaries are Platinum Benefit Group, Inc., Personal Voice, Inc. and Private Voice, Inc. Digitel, NBC and their subsidiaries (collectively the "Companies") are all based in Clearwater, Florida. The Companies design, develop and market stored value card programs as well as personal voice mail products through their call center operations. In conjunction with their stored value card products, the Companies offer the Platinum Benefit Group premium service that includes vehicle roadside assistance, a prescription discount program, a dental care discount program, a registered nurse hotline and a family legal plan. The Companies also offer personal voice mail services through Personal Voice, Inc. and Private Voice, Inc. Finalization of this transaction is subject to completion of the schedules, exhibits and related contracts to the agreement, board of director approval, negotiation of certain promissory notes, completion and acceptance of audited financial statements for the businesses to be acquired, and any applicable stockholder approvals. Currently, the purchase price per the terms of the to-be-finalized agreement is $9 million; $5 million cash due at closing and two, $2 million promissory notes.

In June 2005, Chex signed a non-binding letter of intent to acquire, through a partnership to be formed, 51% of Coast ATM, Inc.'s ("Coast") Automated Teller Machine ("ATM") Business. Coast specializes in ATM placements in retail markets and its principals have experience in the gaming industry. Under the terms of the letter of intent, the initial partnership is to consist of 60 ATM machines for which the consideration is to be a combination of cash and FFFC common stock. Additional shares of FFFC common stock may be issued based on the market price at issuance following achievement of certain performance goals. Closing of this transaction is subject to customary closing conditions including, but not limited to, further due diligence by the parties, negotiations and execution of a definitive agreement, and board of director approval.

On July 6, 2005, the Company entered into an Agreement in Principle (the "Agreement") with Hydrogen Power, Inc. ("HPI") to acquire a perpetual license to exploit all of HPI's intellectual property in the United States and to receive three separate options to acquire additional exclusive licenses to South America (the "First Option") and Mexico (the "Second Option"), and a non-exclusive license to Canada (the "Third Option"), as well as the assets of HPI. HPI, based in Seattle, Washington, performs hydrogen-related testing, research and engineering, and has developed a patented system (HPI HYDROGEN NOW TM) that creates pure hydrogen from aluminum and water. The patented technology allows hydrogen gas to be generated on-site and on-demand, and can directly power any fuel cell or internal combustion engine application. The HPI process can supply hydrogen at customized rates and pressures, and may provide hydrogen transportation and supply solutions from small portable applications to large stationary systems.

Consideration is to consist of Equitex common shares in an amount equal to 40% of the then outstanding common shares of the Company (subject to shareholder approval), and cash of $3 million, of which $1 million was paid in July 2005 upon execution of the Agreement, and $2 million is required to be paid at closing. In the event a definitive agreement is not executed or necessary stockholder approval is not received, the Company and HPI are to agree as to the disposition of the initial $1 million payment.

At closing HPI is to grant the Company the First Option which is exercisable 180 days after closing for a 90 day period. If the Company exercises the First Option, HPI will receive a number of shares equal to 40% of the then outstanding common shares of the Company. The Second and Third Options are not exercisable unless the Company exercises the First Option. If the First Option is exercised, the Second and Third Option is exercisable 270 days and 360 days, respectively, after closing, each for a 90-day period. For each option exercised, Equitex will be required to issue an additional 40% of the then outstanding shares of common stock to HPI on the date the license is transferred to the Company.

HPI has licensed a patented technology that allows hydrogen gas to be generated on-site and on-demand without connection to the electrical grid. The HPI process can supply hydrogen at customized rates and pressures.

The HPI Hydrogen Now TM patented system creates pure hydrogen from the chemistry of aluminum and any type of water. Aluminum is the third most abundant element (after oxygen and silicon) in the earth's crust and water is universally available. In addition, waste or scrap aluminum may be used, the by-products can be recycled, and the process is pollution free and environmentally benign. The hydrogen produced can directly power any fuel cell or internal combustion engine application.

It is hoped that HPI technology can provide hydrogen transportation and supply solutions from small portable applications to large stationary systems. Potential future applications for its hydrogen power technology could include:

o On-board hydrogen generation for internal combustion engines in automobiles, boats and other applications.
o Portable power generation - emergency power generation, recreation vehicles/boating and light military applications.
o Disposable/recyclable power cells for personal electronics - laptop computers, PDA's and cellular telephones.
o Fixed generators for light commercial and industrial use including refueling stations for fuel cell operated automobiles.

HPI has a fully functional product development laboratory equipped to carry out hydrogen-related testing, research and engineering. HPI has also made working arrangements with two university laboratories - the Department of Metals and Materials Engineering at the University of British Columbia, Canada and the Department of Metals at the University of Washington, Seattle - to make use of the larger, more sophisticated pieces of equipment already available at those facilities.

Completion of this transaction is subject to customary conditions including, but not limited to, negotiation and execution of a definitive agreement, any necessary stockholder approvals and board of director approval.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred significant net losses, including a net loss of $3,826,944 and $5,683,936 for the three and six months ended June 30, 2005, and $7,457,983 for and the year ended December 31, 2004, respectively. Although the net losses included certain non-cash expenses of approximately $2,858,000, $3,901,000 and $4,500,000, respectively, for each period, the Company anticipates that its liquidity and capital resources needs for the next 12 months may not be satisfied solely from cash flows generated from operating activities.

Chex has also begun to develop and introduce new products during the past year. These products are complementary to its existing products and services. Future products may include: cashless gaming smart cards, debit cards and customized funds transfer systems for multi-jurisdictional gaming operators. Also, Chex plans on expanding its business into non-gaming cash access products. Development and costs associated with such products have been and will continue to be incurred. Additionally, FFFC formed a wholly-owned London based subsidiary, FastFunds International, Inc. ("FFI"). FFI began operations in July 2004 and opened a London and Chicago office. In connection with the start-up of FFI and the Company's attempt to expand its business model into new markets and products, FFFC entered into various management advisory and consultant agreements. However, during the six months ended June 30, 2005, FFFC terminated certain consulting agreements, closed its Chicago office and also gave the required 90-day notice on April 1, 2005 to the landlord that it was terminating the London lease, as no revenues have been generated sufficient to offset the operating costs being incurred. As of June 30, 2005, all expenses associated with the London office have ceased.

The Company has developed plans and strategies to address its capital and liquidity needs for the next twelve-month period. Management believes that cash flows from Chex's operating locations will provide the Company's primary source of operating capital, as Chex continues to generate location cash flows. However, the Company may be required to issue additional debt or equity instruments in order to raise additional capital to continue to support the operating costs of Equitex, as well as for the acquisitions of Digitel, NBC and HPI. Accordingly, Equitex has entered into discussions with an investment banker to provide advisory services regarding a contemplated equity offering of the 7,700,000 shares of FFFC common stock that it owns. The proceeds from these initiatives, if any, may be utilized to satisfy the cash component of the acquisitions discussed above. Additionally, as of June 30, 2005, FFFC has ceased all expenditures associated with its international marketing efforts.

The Company also evaluates, on an ongoing basis, potential business acquisition/restructuring opportunities that become available from time to time, which management considers in relation to its corporate plans and strategies.

Management believes that these plans will provide sufficient resources to fund its operations, debt payments, potential business acquisitions and working capital needs at least through June 30, 2006.

In March 2004, Equitex issued an aggregate of $5,000,000 of convertible promissory notes (the "Whitebox Notes") to Pandora Select Partners, L.P. and Whitebox Hedged High Yield Partners, L.P. (the "Lenders"). The Whitebox Notes bear interest at 7% per annum and have a 45-month term, with a monthly principal and interest amount due of $134,571. The Whitebox Notes are senior to all other debt of both Equitex and Chex. The Whitebox Notes are collateralized by all of the assets of Chex, Equitex's stock ownership in the Company and the Equitex Note. Equitex has the right to make any monthly payment of principal and interest in shares of its common stock. The common stock is to be issued based on 85% of the average bid price for 20 trading days prior to the payment due date. In May and June 2005, Equitex issued a total of 57,064 shares of its common stock valued at $245,208 (based on the market value of the Company's common stock) as partial payments to the Lenders. The Company recorded expenses of $36,756 during the quarter ended June 30, 2005 related to these transactions.

In December 2004, FFFC closed on the sale of $1,774,064 of unsecured convertible promissory notes (the "Convertible Notes") with various investors, in a private placement made under Section 4(2) of, and Regulation D under, the Securities Act of 1933. The Convertible Notes accrue interest at a rate of 9.5% per annum, have a 9-month term (due August through October 2005), and are convertible at the holders' option (including any unpaid interest) into shares of FFFC common stock at a rate of $1.00 per share for a three-year period commencing on the due date. The Convertible Notes may be prepaid at any time, in whole or in part and from time to time, without premium or penalty, so long as at least 50% of the outstanding amount due on the Whitebox Notes discussed above have then been paid. At this time, it is uncertain whether FFFC will prepay the Convertible Notes. In connection with the sale and issuance of the Convertible Notes, the note holders also received warrants to purchase an aggregate of 1,774,064 shares of FFFC common stock at an exercise price of $2.00 per share.

For the six months ended June 30, 2005, net cash used in operating activities from continuing operations was $1,071,522 compared to $880,379 for the six months ended June 30, 2004. The net loss for the six months ended June 30, 2005 increased to $5,683,936 from $4,110,451 compared to the six months ended June 30, 2004. The increase in net loss was primarily attributable to increases in the net loss of FFFC and Equitex of approximately $527,000 and $1,046,000, respectively. Adjustments to the current period's results included non-cash expenses of $3,901,491 comprised of $1,596,111 related to an impairment charge on the iGames Entertainment, Inc. ("iGames") note receivable, $1,317,718 of expense incurred due to the amortization of the discounts recorded in connection with the beneficial conversion features and warrants to the Convertible Notes and the Whitebox Notes described above, depreciation and amortization of $772,332 and valuation allowances of $215,330.

Net cash provided by investing activities from continuing operations for the six months ended June 30, 2005 was $15,846 compared to cash used in investing activities of $2,214,875 for the six months ended June 30, 2004. Net cash used in 2005 investing activities was primarily attributable to purchases of furniture, fixtures and equipment of $297,022. The Company also received $323,051 on notes receivable. Net cash used in 2004 investing activities was primarily attributable to purchases of furniture, fixtures and equipment of $196,317 and net advances of $2,041,773 on notes receivable, of which $2 million was issued to iGames.

Net cash provided by financing activities from continuing operations for the six months ended June 30, 2005 was $2,079,049 compared to the six months ended June 30, 2004 of $1,944,518. The significant activity for the six months ended June 30, 2005 included the receipt of $1,260,000 from the sale of common stock in a private placement, $1,268,000 from the issuances of notes payable, and $871,621 and $243,833 from the exercise of warrants and upon the sale of 82,308 shares of treasury stock by Chex, respectively. In addition, the Company repaid $1,560,405 of notes payable. The significant activity for the six months ended June 30, 2004, included the Company receiving proceeds of $6,612,000 upon the issuance of notes payable, receiving $492,032 upon the sale of 80,583 shares of treasury stock by Chex and proceeds received of $172,722 upon the exercise of options and warrants. These proceeds were used for the repayment of notes payable and a bank overdraft of $2,585,845 and $2,497,766, respectively, payment of fees of $335,000 related to the issuance of notes payable and purchase of the Equitex shares for treasury by Chex for $113,625.

Net cash used in discontinued operations was $3,297 for the six months ended June 30, 2005 compared to $36,799 for the six months ended June 30, 2004. The decrease in cash used in discontinued operations is the result of Key ceasing its run-off operations during the fourth quarter of 2003.

For the six months ended June 30, 2005, net cash increased by $1,020,076 compared to a decrease of $1,187,535 for the six months ended June 30, 2004. Ending cash at June 30, 2005, was $9,409,762 compared to $6,872,245 at June 30, 2004. Significantly all of the Chex's cash is required to be utilized for its casino operations, and consequently Equitex needs to rely on other sources for its liquidity needs.

RESULTS OF OPERATIONS

REVENUES

Consolidated revenues from continuing operations for the three and six months ended June 30, 2005, were $4,618,180 and $9,105,127 compared to consolidated revenues of $3,524,727 and $7,066,541 for the three and six months ended June 30, 2004. The increase in the three and six month periods was primarily due to revenues from new casino locations of approximately $840,000 and $1,467,000 for the three and six months ended June 30, 2005 that were opened in the third and fourth quarters of 2004, and accordingly, the Company had no revenues from these properties for the three and six months ended June 30, 2004. Additional increases in revenues of approximately $348,000 and $740,000 for the three and six months ended June 30, 2005, respectively, were the result of the new proprietary cash advance platforms used to process cash advance transactions. This software was installed beginning in July 2004.

FEE REVENUE

Chex recognizes revenue at the time certain financial services are performed. Revenues are derived from check cashing fees, credit and debit card advance fees, automated teller machine ("ATM") surcharge and transaction fees, and NSF collection fees. Chex revenues for the three months ended June 30, 2005 and 2004 were comprised of the following:

                                    2005                                   2004
                   --------------------------------------   --------------------------------------
                     Number of    Dollars       Earned       Number of      Dollars      Earned
                   Transactions   Handled      Revenues     Transactions    Handled     Revenues
                   ------------  -----------  -----------   ------------  -----------  -----------
Personal checks       170,687    $33,309,085  $ 1,657,082      163,923    $30,295,833  $ 1,556,525
"Other" checks         66,159     21,571,625      215,054       64,674     20,357,481      191,244
Credit cards           61,353     22,028,738    1,262,270       52,280     17,851,730      737,985
Debit cards            11,126      3,409,987       93,096        7,817      2,402,603       34,425
ATM transactions      656,684     60,136,709    1,214,224      434,128     36,590,380      824,358
NSF collection fees                                89,685            -              -      100,675
Other                                              40,995            -              -       13,048
                      -------   ------------  -----------      -------   ------------  -----------
                      966,009   $140,456,144  $ 4,572,406      722,822   $107,498,027  $ 3,458,260
                      =======   ============  ===========      =======   ============  ===========

Chex revenues for the six months ended June 30, 2005 and 2004 were comprised of the following:

                                    2005                                   2004
                   --------------------------------------   --------------------------------------
                     Number of    Dollars       Earned       Number of      Dollars      Earned
                   Transactions   Handled      Revenues     Transactions    Handled     Revenues
                   ------------  -----------  -----------   ------------  -----------  -----------
Personal checks        345,921   $66,272,058  $ 3,270,781      323,106    $57,769,918  $ 3,095,404
"Other" checks         126,133    44,141,775      476,782      125,441     43,460,655      429,236
Credit cards           116,421    41,392,367    2,432,251      108,080     36,747,289    1,418,353
Debit cards             23,173     7,085,615      178,934       17,786      5,515,917       74,699
ATM transactions     1,271,323   113,998,133    2,375,602      862,286     70,137,900    1,607,067
NSF collection fees                               185,832            -              -      219,542
Other                                              66,367            -              -       77,062
                     ---------  ------------  -----------    ---------   ------------  -----------
                     1,882,971  $272,889,948  $ 8,986,549    1,436,699   $213,631,679  $ 6,921,363
                     =========  ============  ===========    =========   ============  ===========

Chex cashes personal checks at its cash access locations for fees based upon a percentage of the face amount of the check cashed per each casino contract. Chex also cashes "other" checks, comprised of tax and insurance refunds, casino employee payroll checks and casino jackpot winnings.

Chex credit/debit card cash advance services allow patrons to use their VISA, MasterCard, Discover and American Express cards to obtain cash. In July 2004, Chex began using its own proprietary credit and debit cash advance platform to process cash advance transactions. Accordingly, for the three and six months ended June 30, 2005, using the same rates and fees for cash advances transacted for the three and six months ended June 30, 2004, Chex recorded additional revenues of approximately $348,000 and $740,000. During the three and six months ended June 30, 2004, third party vendors, at their expense, supplied, installed and maintained the equipment to operate the cash advance system. Under vendor agreements, the vendor charges each customer a services fee based upon the cash advance amount and paid a portion of such service fee to Chex.

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

CREDIT CARD INCOME

Credit card income was $45,774 and $118,578 for the three and six months ended June 30, 2005 compared to $66,467 and $145,178 for the three and six months ended June 30, 2004. The decrease was due to the attrition of customers.

OPERATING EXPENSES

Total operating expenses for the three and six months ended June 30, 2005, was $7,311,047 and $12,605,315 compared to $5,245,620 and $9,190,534 for the three and six months ended June 30, 2004.

LOCATION EXPENSES

Chex location expenses were $3,422,631 and $2,547,709 for the three months ending June 30, 2005 and 2004, respectively and $6,665,370 and $4,978,609 for the six months ended June 30, 2005 and 2004, respectively. The location expenses are comprised as follows:

                                         Three months ended              Six months ended
                                               June 30,                      June 30,
                                         2005           2004            2005          2004
                                     -----------    -----------     -----------    -----------
 Fees to casinos                     $ 1,589,638    $ 1,209,052     $ 3,085,229    $ 2,375,200
 Salaries and related costs              785,460        723,547       1,580,877      1,497,580
 Returned checks, net of collections     119,114        167,252         333,172        265,255
 Processing fees                         503,611        130,074         907,572        197,884
 Selling, general and administrative     385,188        284,714         678,710        576,108
 Depreciation and amortization            39,620         33,070          79,810         66,582
                                     -----------    -----------     -----------    -----------
                                     $ 3,422,631    $ 2,547,709     $ 6,665,370    $ 4,978,609
                                     ===========    ===========     ===========    ===========

Fees to casinos are comprised of compensation paid to the casino pursuant to the terms of each financial services agreement that the Company has entered into with the respective establishment. At locations where Chex provides check-cashing services, Chex pays the location operator a commission based upon the monthly dollar amount of checks cashed or a fixed percentage of the net income from operations at that location. Chex passes on an agreed upon percentage of the surcharge commissions to the locations where ATM's are utilized. At the locations at which Chex uses third party vendors to provide credit/debit card advance services, it pays the operator a commission for each completed transaction. For the locations where Chex's proprietary product is used, Chex pays a fee to the casino based on the fees it receives from processing the transaction. For these transactions, Chex also has a cost of processing the transaction. Chex began installing their proprietary product in July 2004 and accordingly, there was a significant increase in processing costs for the three and six months ended June 30, 2005 compared to June 30, 2004.


Returned checks, net of collections expense increased by $67,917 to $333,172 for the six months ended June 30, 2005 compared to $265,255 for the six months ended June 30, 2004. The primary reason for the increase was the result of approximately $149,000 of returned checks from locations opened in the six months ended June 30, 2005 that were not open in the six months ended June 30, 2004. This increase was offset by reduced returned checks for locations that were open in both periods. For the three months ended June 30, 2005, returned checks decreased by $48,138 to $119,114 from $167,252 for the three months ended June 30, 2004. Returned checks at new locations increased by approximately $29,000 while returned checks at existing locations decreased by approximately $77,000.


Chex generally records a returned check expense for potential losses in the period such checks are returned.

Selling, general and administrative expenses for locations include bank charges, depreciation, communications, insurance licensing, collections, and travel and entertainment. For the three and six months ended June 30, 2005 and 2004, these expenses were comparable.

LOCATION SUPPORT EXPENSES

Location support expenses for the three months ended June 30, 2005 and 2004 were $1,479,376 and $1,791,936, respectively, and $2,914,555 and $2,905,078 for the six months ended June 30, 2005 and 2004. The expenses were comprised of the following:

                                            Three months ended              Six months ended
                                                 June 30,                       June 30,
                                           2005            2004           2005           2004
                                        -----------    -----------     -----------    -----------
   Salaries and benefits                $   485,291    $   466,522     $ 1,074,801    $   976,153
   Accounting, legal and consulting         188,986        158,160         457,109        260,890
   Stock based compensation                                252,000                        252,000
   Travel and entertainment                  96,840         61,231         202,280        122,288
   Advertising                               79,875         48,042          89,658         92,673
   Allocated expenses from Equitex (1)                      59,000                         91,000
   Depreciation and amortization            344,161        267,697         687,926        510,559
   Provision (recovery) of losses                          144,000        (90,000)        144,000
   Other                                    284,223        335,284         492,781        455,515
                                        -----------    -----------     -----------    -----------
                                        $ 1,479,376    $ 1,791,936     $ 2,914,555    $ 2,905,078
                                        ===========    ===========     ===========    ===========

(1) Prior to July 1, 2004, Equitex was incurring certain general and administrative expenses on behalf of Chex that were allocated by Equitex to Chex. Beginning July 1, 2004, Chex and FastFunds began incurring these expenses on their own behalf, and accordingly, there is no longer an allocation from Equitex. The expense eliminates in the consolidation of FFFC and Equitex, and accordingly, Equitex has reduced their selling, general and administrative expense by $59,000 and $91,000 for the three and six months ended June 30, 2004.

Corporate operating expenses include Chex's Minneapolis administrative office, which supports the 55 operating locations and also includes for the six months ended June 30, 2005, those expenses associated with FFI's London and Chicago offices. As of June 30, 2005, the London and Chicago offices have been closed and the Company will incur no further expenses related to these locations.

Salaries and related costs increased for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 period primarily as a result of the hiring of the Company's Chief Executive Officer, as well as the corporate staffing of FFI's London office. The salaries and related costs included in 2005 for the above items were approximately $115,000.

Accounting, legal and consulting expenses increased for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 primarily as a result of an increase in consulting fees of approximately $30,000 and $205,000 for the three and six months ended June 30, 2005. FFI hired marketing and sales consultants to assist the Company in entering the store-valued card international market in the gaming and retail industries. As a result of no revenues being generated to offset these operating costs, during the six months ended June 30, 2005, the Company terminated certain sales and marketing consulting and advisory agreements that previously required the Company to pay approximately $36,000 per month. In addition, FFFC has entered into various consulting agreements with a financial advisor and individuals who provide various consulting services to the Company. These continuing agreements require the Company to pay approximately $15,000 per month.

Stock-based compensation expense of $252,000 for the three and six months ended June 30, 2004 was a result of Equitex distributing to Chex employees 280,000 of the 800,000 warrants to purchase FFFC common stock at $0.10 per share it received in the Merger. The warrants were determined to have a fair value of $1.00 on the distribution date.

Travel and entertainment increased for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004, primarily as a result of the increased costs of travel associated with employees of FastFunds, FFI and consultants.

Depreciation and amortization increased for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 primarily as a result of increased depreciation as a result of additional fixed assets, as well as the amortization of deferred loan costs.

The valuation allowance on the note receivable from the estate of a deceased officer was decreased by $90,000 for the six months ended June 30, 2005 compared to an increase of $144,000 for the six months ended June 30, 2004. Shares of Equitex common stock collateralized the note and the allowance was adjusted accordingly based on the value of the underlying collateral. This note was repaid during the quarter ended June 30, 2005.

Other costs included in corporate operating expenses increased for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004. The primary reason for the increase was the additional rent and occupancy costs of approximately $39,000 for the London and Chicago offices, as well as directors and officers insurance of approximately $26,000, and other office expenses such as, telecommunication and supplies.

CORPORATE SELLING, GENERAL AND ADMINISTRATIVE

Corporate expenses include those of Equitex, Denaris and Nova. Total corporate activity expenses for the three and six months ended June 30, 2005 and 2004 were comprised as follows:

                                          Three months ended              Six months ended
                                               June 30,                       June 30,
                                         2005            2004           2005           2004
                                      -----------    -----------     -----------    -----------
     Employee costs                   $   163,308    $   111,972     $   308,273    $   223,598
     Accounting and legal                 292,513        139,876         520,467        196,570
     Impairment of notes receivable     1,781,911                      1,901,911
     Stock based compensation                            374,750                        374,750
     Other                                171,308        279,377         294,739        511,929
                                      -----------    -----------     -----------    -----------
                                      $ 2,409,040    $   905,975     $ 3,025,390    $ 1,306,847
                                      ===========    ===========     ===========    ===========

Employee costs for the three and six months ended June 30, 2005 increased by $51,336 and $84,675 from the three and six months ended June 30, 2004. The 2005 periods include $52,793 and $85,503 of officer's bonus, which were not incurred in 2004. Accounting and legal expenses increased by $152,637 and $323,897 for the three and six months ended June 30, 2005 compared to June 30, 2004. The decrease was primarily attributable to 2004 legal expenses associated with the lawsuit against iGames, as well as defending claims made against the Company by iGames.

During the three and six months ended June 30, 2005, the Company recorded an impairment on the iGames note receivable of $1,596,111 and increased the valuation allowance related to notes receivable from Equitex 2000, Inc. by $185,000 and $305,000.

Other expenses for the three and six months ended June 30, 2005 and 2004 include the general operating costs of Equitex, Denaris and Nova. For the three and six months ended June 30, 2005, Nova general operating expenses decreased compared to the three months ended June 30, 2004. The majority of the decrease in other expenses for the three and six months ended June 30, 2005 relate to $212,834 of costs associated with various merger and acquisition costs incurred in 2004.

OTHER INCOME (EXPENSE):

Consolidated other expenses for the three and six months ended June 30, 2005 were $1,086,553 and $2,125,624 compared to $429,861 and $648,469 for the three and six months ended June 30, 2004. Interest expense increased by $573,316 and $1,333,855 for the three and six months ended June 30, 2005 compared to June 30, 2004. The increase was primarily attributable to non-cash interest expense of approximately $623,000 and $1,251,000, respectively, recorded due to the amortization of the beneficial conversion features on convertible promissory notes and warrants and approximately $74,000 of interest expense related to the $5 million note payable issued in March 2004. Interest income decreased by $83,376 and $143,300 for the three and six months ended June 30, 2005 compared to June 30, 2004. The most significant portion of the decrease was $46,111 of interest income recorded on the iGames $2.0 million note in the three months ended March 31, 2004, for which the Company stopped accruing interest in June 2004.

DISCONTINUED OPERATIONS

Discontinued operations represents the operations of Key, which ceased during the fourth quarter of 2003. The loss from discontinued operations was $2,768 and $5,368 for the three and six months ended June 30, 2005, compared to $82,425 and $5,729 for the three and six months ended June 30, 2004, respectively.

INCOME TAXES

During the quarter ended June 30, 2004, management assessed the realization of its deferred tax assets. Based on this assessment, it was determined to be more likely than not that the Company's deferred tax assets would not be realizable and determined that a valuation allowance was required. Accordingly, the Company's valuation allowance was increased by $1,380,000 to fully reserve for its net deferred tax assets, which resulted in an increase to the provision for income taxes of the same amount. State income taxes of $16,000 and $6,000, respectively, were accrued for the six months ended June 30, 2005 and 2004.

CONTRACTUAL OBLIGATIONS

No material changes outside the ordinary course of business during the quarter ended June 30, 2005.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payment, which addresses the accounting for share-based compensation transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. Management is currently evaluating the provisions of this standard. Depending on the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company's financial position and results of operations.

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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt. The Company has both fixed and variable rate debt, as follows:
$17,616,052 and $17,904,731 of debt outstanding as of June 30, 2005 and December 31, 2004, respectively, of which $11,629,102 and $11,402,602 has been borrowed at fixed rates ranging from 9% to 15% at June 30, 2005 and December 31, 2004, respectively. This fixed rate debt is subject to renewal annually and is payable upon demand with 90 days written notice by the debt holder. Additionally, $3,693,767 and $4,358,279 of the total debt at June 30, 2005 and at December 31, 2004 has been borrowed at a fixed rate of 7% and $2,173,408 and $1,974,064, respectively, of the total debt at June 30, 2005 and December 31, 2004 has fixed rates ranging between 5% and 12.5%, respectively. Chex also has $119,775 and $169,787 of obligations under capital leases with fixed rates ranging from 6.5% to 7% at June 30, 2005 and December 31, 2004, respectively, owed to a bank.

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

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities

         On June 14, 2005, the Company converted $30,000 in legal fees into 5,465 shares of common stock at a conversion price of $5.49 per share, the market price of the common stock at the date of conversion.

         On June 30, 2005, the Company converted notes and interest payable for Key Financial Systems of $79,589 due to a third party into 18,509 shares of common stock at a conversion price of $4.30 per share, the market price of the common stock at the date of conversion.

         On June 30, 2005, the Company issued 14,755 shares of common stock to a third party in exchange for their assumption of $25,000 of Key Financial Systems' accounts payable and $38,448 of the Company's accounts payable at a conversion price of $4.30 per share, the market price of the common stock at the date of conversion.

         On June 30, 2005, the Company converted $23,865 in legal fees of the Company and Denaris Corporation into 5,550 shares of common stock at a conversion price of $4.30 per share, the market price of the common stock at the date of conversion.

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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.1 Agreement in Principle between Equitex, Inc. and Hydrogen Power, Inc. dated July 6, 2005.

         31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K during the quarter ended June 30, 2005

              On July 7, 2005, the Company filed a Current Report on Form 8-K reporting Unregistered Sales of Equity Securities under Item 3.02

              On July 12, 2005, the Company filed a Current Report on Form 8-K reporting its Entry into a Material Definitive Agreement under Item 1.01

              On July 22, 2005, the Company filed a Current Report on Form 8-K reporting its Entry into a Material Definitive Agreement under Item 1.01

              On July 27, 2005, the Company filed a Current Report on Form 8-K reporting a Material Modification to Rights of Security Holders under
         Item 3.03 and an Amendment to Articles of Incorporation or Bylaws under
         Item 5.03

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Equitex, Inc.
                                       (Registrant)

Date: August 22, 2005                  By: /s/ Henry Fong
                                       -------------------------------------
                                       Henry Fong
                                       President, Treasurer and
                                       Chief Financial Officer