Form 10-Q
period 2005-09-30
EQUITEX INC
filed 2005-11-21
CIK 716101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended September 30, 2005


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

Number of shares of common stock outstanding at November 18, 2005: 7,640,450

                         EQUITEX, INC. AND SUBSIDIARIES


PART I     FINANCIAL INFORMATION                                                             Page
                                                                                             ----
           Item 1.    Financial statements:

                      Report of Independent Registered Public Accounting Firm                    2

                      Condensed consolidated balance sheets -
                      September 30, 2005 (unaudited) and December 31, 2004                   3 - 4

                      Condensed consolidated statements of operations -
                      three and nine months ended September 30, 2005 and 2004
                      (unaudited)                                                                5

                      Condensed consolidated statement of changes in stockholders' equity - nine months ended September 30, 2005 (unaudited) 6

                      Condensed consolidated statements of cash flows -
                      nine months ended September 30, 2005 and 2004 (unaudited)              7 - 8

                      Notes to condensed consolidated financial statements (unaudited)      9 - 26

           Item 2.    Management's discussion and analysis of financial condition
                      and results of operations                                            27 - 39

           Item 3.    Quantitative and qualitative disclosures of market risk                   40

           Item 4.    Disclosure controls and procedures                                        41

PART II    OTHER INFORMATION

           Item 1.    Legal proceedings                                                         41

           Item 2.    Changes in securities and use of proceeds                                 41

           Item 3.    Defaults upon senior securities                                           41

           Item 4.    Submission of matters to a vote of security holders                       41

           Item 5.    Other information                                                         42

           Item 6.    Exhibits                                                                  42

                      Signatures                                                                43

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Equitex, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Equitex, Inc. and subsidiaries as of September 30, 2005, the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2005 and 2004, the related condensed consolidated statement of changes in stockholders' equity for the nine-month period ended September 30, 2005, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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



/s/ GHP HORWATH, P.C.

Denver, Colorado
November 18, 2005

                         EQUITEX, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                             September 30,  December 31,
                                                  2005          2004
                                              -----------   -----------
                                              (unaudited)
                          ASSETS
Current assets:
    Cash and cash equivalents                 $ 8,528,478   $ 8,389,686
    Receivables, net                              688,142     1,338,109
    Current portion of notes and interest
      receivable, including related parties
      of $461 (2005) and $212,900 (2004)              461       472,291
    Prepaid expenses and other                    325,069       517,182
                                              -----------   -----------

        Total current assets                    9,542,150    10,717,268
                                              -----------   -----------


Notes and interest receivable, net,
    including related parties of
    $879,401 (2005) and $962,128 (2004)         4,274,401     3,399,240
Property, equipment and leaseholds, net         1,082,789     1,330,095
Intangible and other assets, net                2,574,511     3,135,103
Goodwill                                        5,636,000     5,636,000
                                              -----------   -----------

                                               13,567,701    13,500,438
                                              -----------   -----------

                                              $23,109,851   $24,217,706
                                              ===========   ===========

                                  (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES


                                                                               September 30,    December 31,
                                                                                    2005            2004
                                                                                ------------    ------------
                                                                                (unaudited)

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                            $    714,467    $    982,774
    Accrued expenses and other liabilities, including related
       party accruals of $1,062,115 (2005) and $526,000 (2004)                     3,219,070       2,541,406
    Convertible and other promissory notes and current portion of long-term debt, including related party notes of $568,344 (2005) and
       $93,719 (2004)                                                             15,521,493      13,181,873
    Due to credit card holders                                                       144,805         187,432
    Liabilities of discontinued operations                                                           592,911
                                                                                ------------    ------------
         Total current liabilities                                                19,599,835      17,486,396

Long-term debt, net of current portion                                             2,425,442       3,044,016
                                                                                ------------    ------------
         Total liabilities                                                        22,025,277      20,530,412
                                                                                ------------    ------------
Commitments and contingencies

Redeemable preferred stock:
       Series K, 6% stated value $1,000 per share; 3,100 shares authorized;
         3,055 (2005) shares issued and outstanding, net of discount of
         $  2,577,200                                                                477,800
                                                                                ------------
Stockholders' equity:
    Preferred stock; 2,000,000 shares authorized:
       Series D, 6%; stated value $1,000 per share; 408 shares issued
         and outstanding (2004)                                                                      408,000
       Series G, 6%; stated value $1,000 per share; 370 shares issued
         and outstanding (2004)                                                                      370,000
       Series I, 6%; stated value $1,000 per share; 1,600 shares issued
         and outstanding (2004)                                                                    1,600,000
    Common stock, $0.01 par value; 50,000,000 shares authorized
       7,473,464 (2005) and 5,893,634 (2004) shares issued;
       7,463,727 (2005) and 5,801,589 (2004) shares outstanding                       74,734          58,936
    Notes, interest and stock subscription receivable                               (682,002)       (763,002)
    Additional paid-in capital                                                    28,315,631      21,322,132
    Accumulated deficit                                                          (26,972,647)    (18,886,247)
    Less treasury stock at cost; 9,737 shares (2005) and 92,045 shares (2004)       (128,942)       (422,525)
                                                                                ------------    ------------
         Total stockholders' equity                                                  606,774       3,687,294
                                                                                ------------    ------------
                                                                                $ 23,109,851    $ 24,217,706
                                                                                ============    ============

           See notes to condensed consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

                                                        Three months ended              Nine months ended
                                                           September 30,                   September 30,
                                                       2005            2004            2005            2004
                                                  ------------    ------------    ------------    ------------
Fee revenue                                       $  4,980,376    $  4,308,684    $ 13,966,925    $ 11,230,047
Credit card income, net of provision for losses         40,995          63,243         159,573         208,421
                                                  ------------    ------------    ------------    ------------
        Total revenue                                5,021,371       4,371,927      14,126,498      11,438,468
                                                  ------------    ------------    ------------    ------------

Location expenses                                    3,643,217       3,244,970      10,308,587       8,223,569
Location support expenses                            1,909,275       1,477,517       4,823,830       4,382,605
Corporate selling, general and
    administrative                                     960,487         335,471       3,985,877       1,642,318
                                                  ------------    ------------    ------------    ------------
                                                     6,512,979       5,057,958      19,118,294      14,248,492
                                                  ------------    ------------    ------------    ------------
        Loss from operations                        (1,491,608)       (686,031)     (4,991,796)     (2,810,024)
                                                  ------------    ------------    ------------    ------------
Other income (expense):
    Interest income, including related party
      interest for the three months of $5,121
      (2005) and $46,296 (2004) and $35,169
      (2005) and $111,369 (2004) for the nine
      months                                             5,284          46,318          35,528         219,862
    Interest expense, including related party
      interest for the three months of $2,474
      (2005) and $745 (2004) and $8,153
      (2005) and $1,510 (2004) for the nine
      months                                          (906,591)       (592,989)     (3,099,215)     (1,415,002)
                                                  ------------    ------------    ------------    ------------
                                                      (901,307)       (546,671)     (3,063,687)     (1,195,140)
                                                  ------------    ------------    ------------    ------------
Loss from continuing operations before
    income taxes and minority interest              (2,392,915)     (1,232,702)     (8,055,483)     (4,005,164)
Income tax expense                                      (8,000)                        (24,000)     (1,386,000)
                                                  ------------    ------------    ------------    ------------
Loss before minority interest                       (2,400,915)     (1,232,702)     (8,079,483)     (5,391,164)
Minority interest                                                      171,609                         225,349
                                                  ------------    ------------    ------------    ------------
Loss from continuing operations                     (2,400,915)     (1,061,093)     (8,079,483)     (5,165,815)
Loss from discontinued operations                       (1,549)         (2,468)         (6,917)         (8,197)
                                                  ------------    ------------    ------------    ------------

Net loss                                            (2,402,464)     (1,063,561)     (8,086,400)     (5,174,012)
Accretion of preferred stock                           (54,800)                        (54,800)         (4,640)
Deemed preferred stock dividends                      (158,566)        (56,600)       (158,566)       (168,400)
Exchange of Series G and I convertible
    preferred stock in excess of carrying value       (212,000)                       (212,000)
                                                  ------------    ------------    ------------    ------------
Net loss applicable to common stockholders        $ (2,827,830)   $ (1,120,161)   $ (8,511,766)   $ (5,347,052)
                                                  ============    ============    ============    ============
Basic and diluted net loss per common share:
    Loss from continuing operations               $      (0.39)   $      (0.20)   $      (1.31)   $      (0.95)
    Loss from discontinued operations                        *               *               *               *
                                                  ------------    ------------    ------------    ------------
Basic and diluted loss per share                  $      (0.39)   $      (0.20)   $      (1.31)   $      (0.95)
                                                  ============    ============    ============    ============
Weighted average number of common
    shares outstanding:
      Basic and diluted                              7,245,296       5,656,780       6,503,077       5,641,063
                                                  ============    ============    ============    ============
*Amount is less than $0.01 per share

           See notes to condensed consolidated financial statements.

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)

                                                                     Notes,
                           Convertible                              interest
                          preferred stock       Common Stock       and stock    Additional                    Common       Total
                        -------------------   ------------------- subscription    paid-in     Accumulated    treasury  stockholders'
                        Shares    Amount       Shares     Amount   receivable     capital       deficit        stock       equity
                        ------  ----------    ---------   -------   ---------   -----------   ------------   ---------   ----------
Balances, January 1,
 2005                    2,378   $2,378,000   5,893,634   $58,936   $(763,002)  $21,322,132   $(18,886,247)  $(422,525)  $3,687,294

Exercises of options
 and warrants for
 common stock (Note 9)                          326,608     3,266                   903,378                                 906,644

Beneficial conversion
 feature and warrants
 issued in connection
 with notes payable
 (Note 6)                                                                           742,659                                 742,659

Return of common stock
 previously issued for
 conversion of
 accounts payable                               (2,500)      (25)                   (6,425)                                 (6,450)

Return and retirement
 of subsidiary common
 stock in exchange for
 reduction of stock
 subscription
 receivable (Note 9)                                                   81,000       (81,000)                                      -

Issuance of subsidiary
 options (Note 9)                                                                     9,500                                   9,500

Conversion of Series D
 preferred stock to
 common stock (Note 9)    (408)    (408,000)    203,529     2,035                   405,965                                       -

Conversion of notes
 payable, accrued
 interest and accounts
 payable to common
 stock (Note 9)                                 190,092     1,901                   792,014                                 793,915

Exchange of Series G &
 I preferred stock for
 Series K redeemable
 preferred stock
 (Notes 8 and 9)        (1,970)  (1,970,000)                                       (957,000)                             (2,927,000)

Beneficial conversion
 feature and warrants
 attached to Series K
 preferred stock, net
 of accretion of
 $54,800 (Note 8)                                                                 2,577,200                               2,577,200

Sale of 82,308 shares
 of treasury stock for
 cash (Note 9)                                                                      (49,750)                   293,583      243,833

Issuance of common
 stock in satisfaction
 of long-term debt and
 accrued interest
 (Notes 6 and 9)                                121,617     1,216                   540,214                                 541,430

Issuance of common
 stock under private
 placement, net of
 offering costs of
 $177,000 (Note 9)                              725,332     7,253                 1,991,743                               1,998,996

Issuance of warrants
 to noteholders
 (Note 9)                                                                            30,000                                  30,000

Issuance of common
 stock in satisfaction
 of subsidiary
 liability (Note 7)                              15,152       152                    95,001                                  95,153

Net loss                                                                                        (8,086,400)              (8,086,400)
                        ------  ----------    ---------   -------   ---------   -----------   ------------   ---------   ----------
Balances, September
 30, 2005                   -    $       -    7,473,464   $74,734   $(682,002)  $28,315,631   $(26,972,647)  $(128,942)  $  606,774
                        ======   ==========   =========   =======   =========   ===========   ============   =========   ==========

           See notes to condensed consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

            NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

                                                                                 2005           2004
                                                                             -----------    -----------
Cash flow used in operating activities from continuing operations:
   Net loss                                                                  $(8,086,400)   $(5,174,012)
                                                                             -----------    -----------
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
     Impairment of receivable                                                  1,596,111
     Loss on disposal of assets                                                  295,934
     Deferred income taxes                                                                    1,380,000
     Loss from discontinued operations                                             6,917          8,197
     Provision for losses                                                        216,171        228,025
     Depreciation and amortization                                             1,143,631        923,591
     Amortization of discounts related to warrants attached to notes
       payable                                                                   203,694         60,753
     Expense incurred upon issuance of warrants                                   30,000
     Stock-based compensation expense                                              9,500        633,720
     Amortization of discounts on convertible promissory notes payable
       related to beneficial conversion features                               1,588,729        200,000
     Minority interest                                                                         (225,349)
Changes in assets and liabilities:
   Decrease in accounts receivable                                               692,299        817,055
   (Increase) decrease in other receivables                                      (41,984)        65,690
   Decrease (increase) in interest receivable and other assets                   156,741       (414,237)
   Decrease in due to credit card holders                                        (42,627)       (53,965)
   Increase (decrease) in accounts payable and accrued liabilities               969,400       (274,352)
                                                                             -----------    -----------
Total adjustments                                                              6,824,516      3,349,128
                                                                             -----------    -----------
Net cash used in operating activities from continuing
   operations                                                                 (1,261,884)    (1,824,884)
                                                                             -----------    -----------
Cash flows from investing activites:
   Net (increase) decrease in credit card receivables                               (678)         7,460
   Purchase of furniture, fixtures and equipment                                (596,568)      (318,660)
   Advances on notes receivable                                               (3,011,073)    (2,041,773)
   Repayments of notes receivable                                                813,064         30,548
                                                                             -----------    -----------
Net cash used in investing activities from continuing operations              (2,795,255)    (2,322,425)
                                                                             -----------    -----------

Cash flows from financing activities:
   Decrease in bank overdraft                                                                (2,497,766)
   Proceeds from private placement                                             1,998,996
   Proceeds from the exercise of options and warrants                            906,644        229,178
   Purchase of Equitex shares for treasury by subsidiary                                       (113,625)
   Increase in deferred loan costs                                              (169,000)      (335,000)
   Issuances of notes payable, related parties and other                       4,078,000      7,722,210
   Repayments of notes payable, related parties and other                     (2,857,696)    (3,211,142)
   Repayment of stock subscription receivable                                                   200,000
   Proceeds from sale of treasury stock                                          243,833        519,429
                                                                             -----------    -----------
Net cash provided by financing activities from continuing operations           4,200,777      2,513,284
                                                                             -----------    -----------
Net cash used in discontinued operations                                          (4,846)       (37,874)
                                                                             -----------    -----------

                                   (Continued)

                         EQUITEX, INC. AND SUBSIDIARIES

            NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

                                                                                                2005           2004
                                                                                            -----------    -----------
Increase (decrease) in cash and cash equivalents                                                138,792     (1,671,899)
Cash and cash equivalents, beginning                                                          8,389,686      8,059,780
                                                                                            -----------    -----------
Cash and cash equivalents, ending                                                           $ 8,528,478    $ 6,387,881
                                                                                            ===========    ===========
Supplemental disclosure of cash flow information:

   Cash paid for interest                                                                   $ 1,215,172    $   790,378
                                                                                            ===========    ===========
   Cash paid for (refund of) income taxes                                                   $    23,851    $   (33,193)
                                                                                            ===========    ===========
Supplemental disclosure of non-cash investing and financing activities:

Exchange of Series G & I preferred stock for issuance of Series K preferred stock:

   Series G preferred stock (face value)                                                    $   370,000
   Series I preferred stock (face value)                                                      1,600,000
   Liquidation preferences on exchange                                                          529,500
   Accrued penalties on Series I preferred stock                                                128,000
   Deemed dividends on Series G & I preferred stock                                             427,500
                                                                                            -----------
                                                                                            $ 3,055,000
                                                                                            ===========

   Beneficial conversion feature and warrant issued in connection with Series K preferred
     stock                                                                                  $ 2,632,000
                                                                                            ===========

   Reduction of related party note receivable in consideration for asset transfer           $    17,900
                                                                                            ===========

   Beneficial conversion feature and warrants issued in connection with notes payable       $   742,659    $   625,900
                                                                                            ===========    ===========

   Issuance of common stock in satisfaction of subsidiary liability                         $    95,153
                                                                                            ===========

   (Return and retirement of) issuance of subsidiary common stock in exchange for
     stock subscription receivable                                                          $   (81,000)   $   216,000
                                                                                            ===========    ===========

   Fixed assets sold to third party in exchange for  extinguishment of accounts payable     $   152,000
                                                                                            ===========

   Conversion of Series D preferred stock to common stock                                   $   408,000
                                                                                            ===========

   Conversion of notes payable, accrued interest and accounts payable to common stock       $   793,915
                                                                                            ===========

   Return of common stock previously issued for conversion of accounts payable              $     6,450
                                                                                            ===========

   Issuance of common stock in satisfaction of long-term debt and accrued interest          $   460,132
                                                                                            ===========

   Conversion of accounts payable for common stock previously issued as contingent
     consideration                                                                                         $    25,647
                                                                                                           ===========

   Conversion of notes payable and accrued interest in exchange for exercise of warrants                   $   148,962
                                                                                                           ===========

   Return of treasury stock to subsidiary in exchange for stock subscription receivable                    $   350,000
                                                                                                           ===========

   Cancellation of portion of stock subscription receivable                                                $   250,000
                                                                                                           ===========

   Conversion of note payable in exchange for issuance of subsidiary common stock                          $   200,000
                                                                                                           ===========

           See notes to condensed consolidated financial statements.

                         EQUITEX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, ORGANIZATION AND BASIS OF PRESENTATION, RECENT EVENTS AND MANAGEMENT'S PLANS:

     INTERIM FINANCIAL STATEMENTS:

     The condensed consolidated interim financial statements of Equitex, Inc.
       and subsidiaries (the "Company") as of September 30, 2005, and for the three and nine months ended September 30, 2005 and 2004, have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of September 30, 2005, and for the periods ended September 30, 2005 and 2004, have been made. Except as described below, those adjustments consist only of normal and recurring adjustments.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report filed with the Securities and Exchange Commission ("SEC") on April 15, 2005. The results of operations for the three and nine months ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year.

     ORGANIZATION AND BASIS OF PRESENTATION:

     ACQUISITION OF CHEX BY FFFC (FORMERLY SVI):

     Effective June 7, 2004, the Company's wholly-owned subsidiary, Chex
       Services, Inc. ("Chex") executed an Agreement and Plan of Merger (the "Merger Agreement") with Seven Ventures, Inc. ("SVI") and its wholly-owned subsidiary (the "Merger Subsidiary"), whereby Merger Subsidiary merged with and into Chex and the separate corporate existence of the Merger Subsidiary ceased. Under the terms of the Merger Agreement, Equitex exchanged 100% of its equity ownership in Chex for 7,700,000 shares of SVI, representing 93% of SVI's outstanding common stock following the transaction (subsequently reduced to 74% and 73% at December 31, 2004 and September 30, 2005, respectively, through the issuance of 2,128,957 and 2,229,002 shares of subsidiary common stock). In addition, Equitex received warrants to purchase 800,000 shares of SVI common stock at an exercise price of $0.10 per share, expiring five years from the date of closing. As a result, Chex became a wholly-owned subsidiary of SVI, a publicly-traded shell company. On June 29, 2004, SVI changed its name to FastFunds Financial Corporation ("FFFC"). As of September 30, 2005, Equitex owns warrants to purchase 85,000 shares of FFFC common stock.

     BASIS OF PRESENTATION:

     On January 25, 2005, the Company effected a one-for-six reverse stock split. As a result of the reverse split, the number of shares outstanding and per share information for all prior periods have been retroactively restated to reflect the new capital structure.

                         EQUITEX, INC. AND SUBSIDIARIES

       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, ORGANIZATION AND BASIS OF PRESENTATION, RECENT EVENTS AND MANAGEMENT'S PLANS (CONTINUED):

     BASIS OF PRESENTATION (CONTINUED):

     The interim condensed consolidated financial statements presented herein include the financial statements of Equitex, Inc. and its wholly-owned subsidiaries, Key Financial Systems, Inc. ("Key") and Nova Financial Systems, Inc. ("Nova"), and Equitex's majority-owned subsidiaries, FFFC and Denaris Corporation ("Denaris") as of September 30, 2005 and December 31, 2004. Minority interest reflected in the Company's statements of operations for the three and nine months ended September 30, 2004 represents net losses of FFFC allocated to the minority common stockholders for the period from June 7, 2004 through September 30, 2004. During the year ended December 31, 2004, the net loss incurred by FFFC exceeded the minority interest in the common equity (deficiency) of the subsidiary. The excess of the losses for the three and nine months ended September 30, 2005 applicable to minority interest has been charged to the Company, and therefore no minority interest is reflected in the Company's condensed consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated in consolidation.

     RECENT EVENTS:

     POTENTIAL BUSINESS ACQUISITIONS:

     On November 1, 2005, Equitex filed a preliminary proxy statement with the SEC for its Annual Meeting of Stockholders. Among other matters presented in the proxy statement, Equitex is seeking stockholder approval of a Definitive Agreement and Plan of Merger and Reorganization dated September 13, 2005, as amended on October 31, 2005 and November 18, 2005 (the "Merger Agreement") with Hydrogen Power, Inc. ("HPI"). Under the terms of the Merger Agreement, Equitex is obligated to commence to monetize its holdings of the capital stock of FFFC, whereby Equitex has agreed that it shall use the first $10 million (of which $5 million is to be used 120 days after the closing of the Merger Agreement) of the net proceeds from such monetization towards the exploitation and commercialization of HPI's intellectual property. As discussed below in management's plans, the Company is currently exploring various alternatives to monetize its holdings in the capital stock of FFFC, including, but not limited to, Chex selling its business assets, including its casino contracts.

     The Company entered into the Merger Agreement for the acquisition of HPI through a newly formed Equitex subsidiary (the "Merger Sub"). Upon shareholder approval of the transaction, HPI is to be merged with and into the Merger Sub. As a result of the merger, the separate legal existence of HPI is to cease and the Merger Sub will continue as the surviving corporation and will remain a wholly owned subsidiary of Equitex.

                         EQUITEX, INC. AND SUBSIDIARIES

       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, ORGANIZATION AND BASIS OF PRESENTATION, RECENT EVENTS AND MANAGEMENT'S PLANS (CONTINUED):

     RECENT EVENTS (CONTINUED):

     POTENTIAL BUSINESS ACQUISITIONS (CONTINUED):

     HPI, a development stage company, based in Seattle, Washington, performs hydrogen-related testing, research and engineering, and has developed a patented system (HPI HYDROGEN NOW TM) that creates pure hydrogen from aluminum and water. The patented technology allows hydrogen gas to be generated on-site and on-demand, and is designed to directly power any fuel cell or internal combustion engine application. The HPI process can supply hydrogen at customized rates and pressures, and may provide hydrogen transportation and supply solutions from small portable applications to large stationary systems.

     Under the terms of the Merger Agreement, stockholders of HPI are to receive
       Equitex common shares in an aggregate amount equal to 29% of the outstanding common shares of the Company on the date of closing, on a post closing basis, and shares of a to-be designated Series L Preferred Stock ("Series L"). The Company additionally agreed to provide HPI cash in the amount of $3 million, which was paid in full subsequent to the execution of the Merger Agreement (Note 4).

     The Series L shall be automatically convertible into Equitex common stock in three installments on the 180th, 270th and 360th day, respectively, after closing, with each installment convertible into 40% of the Equitex common stock outstanding immediately prior to such conversion subject to the achievement of certain performance benchmarks as defined in the Merger Agreement, the satisfaction of which is to be determined in Equitex's sole discretion. Under the Merger Agreement, all existing warrants to purchase shares of HPI common stock are to be exchanged at closing for warrants to purchase an equivalent number of shares of Equitex common stock at an exercise price of $3.00 per share, exercisable for the remainder of the unexpired term of the original HPI warrants.

     Completion of this transaction is subject to the receipt of any necessary stockholder approval.

     In May 2005, the Company entered into an agreement to acquire 100% of Digitel Network Corporation ("Digitel"), and National Business Communications, Inc. ("NBC"). Digitel's wholly-owned subsidiaries are Platinum Benefit Group, Inc., Personal Voice, Inc. and Private Voice, Inc. Digitel, NBC and their subsidiaries (collectively the "Companies") all of which are based in Clearwater, Florida. The Companies design, develop and market stored value card programs as well as personal voice mail products through their call center operations. In conjunction with their stored value card products, the Companies offer the Platinum Benefit Group premium service that includes vehicle roadside assistance, a prescription discount program, a dental care discount program, a registered nurse hotline and a family legal plan. The Companies also offer personal voice mail services through Personal Voice, Inc. and Private Voice, Inc. Finalization of this transaction is subject to completion of the schedules, exhibits and related contracts to the agreement, board of director approval, negotiation of certain promissory notes and any applicable stockholder approvals. Currently, the purchase price per the terms of the to-be-finalized agreement is $9 million; $5 million cash due at closing and two, $2 million promissory notes.

                         EQUITEX, INC. AND SUBSIDIARIES

       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, ORGANIZATION AND BASIS OF PRESENTATION, RECENT EVENTS AND MANAGEMENT'S PLANS (CONTINUED):

     RECENT EVENTS (CONTINUED):

     POTENTIAL BUSINESS ACQUISITIONS (CONTINUED):

     In June 2005, Chex signed a non-binding letter of intent to acquire, through a partnership to be formed, 51% of Coast ATM, Inc.'s ("Coast") Automated Teller Machine ("ATM") Business. Coast specializes in ATM placements in retail markets and its principals have experience in the gaming industry. In September 2005, the parties agreed to cease continuing discussions regarding the acquisition.

     LITIGATION SETTLEMENT:

     Effective July 21, 2005, the Company, FFFC, Chex, and iGames Entertainment,
       Inc. ("iGames") entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement"), pursuant to which the parties agreed to resolve all pending litigation between them and release all claims from litigation (Note 4). No party to the Settlement Agreement admitted any wrongdoing or liability related to the litigation. The litigation was dismissed with prejudice by the United States District Court for the District of Delaware on July 22, 2005.

     Under the terms of the Settlement Agreement, Chex received $500,000 in September 2005. Additionally, FFFC received a contingent warrant to purchase up to 500,000 shares of common stock of iGames at $0.50 per share. The warrant is not exercisable until iGames has achieved $1,000,000 in net income during any given fiscal year (Note 4).

     SERIES K PREFERRED STOCK:

     In July 2005, the Company filed with the Delaware Secretary of State, a
       Certificate of Designation of Rights and Preferences of a new series of preferred stock (the "Series K Convertible Preferred Stock"). The Company is authorized to issue up to 3,100 shares of the Series K Convertible Preferred Stock, and in August 2005 issued 3,055 shares of the Series K Convertible Preferred Stock to holders of the Company's outstanding Series G and I 6% convertible preferred stock in exchange for all of the outstanding shares of Series G and I (Note 8).

     MANAGEMENT'S PLANS:

     The Company has incurred significant net losses, including a net loss of $2,402,464 and $8,086,400 for the three and nine months ended September 30, 2005, and $7,457,983 for the year ended December 31, 2004, respectively. Although the net losses included certain non-cash expenses of approximately $1,190,000, $5,091,000 and $4,500,000, respectively, for each period, the Company anticipates that its liquidity and capital resources needs for the next 12 months may not be satisfied solely from operations.

                         EQUITEX, INC. AND SUBSIDIARIES

       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, ORGANIZATION AND BASIS OF PRESENTATION, RECENT EVENTS AND MANAGEMENT'S PLANS (CONTINUED):

     MANAGEMENT'S PLANS (CONTINUED):

     The Company has developed plans and strategies to address its capital and liquidity needs for the next twelve-month period. Management believes that cash flows from Chex locations will provide the Company's primary source of operating capital, as Chex continues to generate location cash flows. In order to meet Equitex's obligations to monetize its FFFC holdings, Equitex and FFFC have had various discussions with unaffiliated third parties regarding a possible transaction. These discussions have covered various alternatives, including the possible sale of FFFC, sale of certain operating assets of Chex, sale of a portion or all of Equitex's FFFC holdings, as well as merger transactions. The Company and FFFC are in ongoing discussions in this regard, although no agreements have been signed to date. Additionally, the Company may be required to issue additional debt or equity instruments in order to raise additional capital, necessary to support the operating costs of Equitex, as well as for the acquisitions of Digitel, NBC, and HPI. Accordingly, the Company, from June 2005 through September 30, 2005, has sold 725,332 shares of its common stock in private placements for net proceeds of $1,998,996. Additionally, in September 2005 Equitex issued an aggregate of $2,154,000 of convertible and non convertible promissory notes payable (Note 6). Most of the proceeds from these initiatives were utilized to meet the $3 million loan obligation to HPI.

     The Company also evaluates, on an ongoing basis, potential business acquisition/restructuring opportunities that become available from time to time, which management considers in relation to its corporate plans and strategies.

     Management believes that these plans will provide sufficient resources to fund its operations, debt payments, potential business acquisitions and working capital needs at least through September 30, 2006.

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

                         EQUITEX, INC. AND SUBSIDIARIES

       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS, ORGANIZATION AND BASIS OF PRESENTATION, RECENT EVENTS AND MANAGEMENT'S PLANS (CONTINUED):

     STOCK-BASED COMPENSATION (CONTINUED):

     In December 2004, the Financial Accounting Standards Board ("FASB") issued
       SFAS No. 123(R), SHARE-BASED PAYMENT, which addresses the accounting for share-based compensation transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for the Company beginning with the first quarter 2006. Management is currently evaluating the provisions of this standard. Depending on the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company's financial position and results of operations.

     During the nine months ended September 30, 2005, FFFC granted to its officers and directors 385,000 options to purchase shares of common stock at an exercise price of $1.10 per share (the market value of FFFC's common stock on the date of the grant). Equitex did not grant any options during the nine months ended September 30, 2005.

     Had compensation cost for stock based awards issued by FFFC to employees, officers and directors been determined based on the fair values at the grant dates for awards under the plans consistent with the fair value recognition provision of SFAS No. 123, the Company's results would have been changed to the pro forma amounts indicated below:

                                                             Three months ended             Nine months ended
                                                                 September 30,                 September 30,
                                                              2005           2004           2005           2004
                                                         ------------   ------------   ------------   ------------
     Net loss                                            $ (2,402,464)  $ (1,063,561)  $ (8,086,400)  $ (5,174,012)

     ADD: Stock-based  employee  compensation expense
      included in reported net loss                             9,500                         9,500        553,000

     DEDUCT:  Total  stock-based  compensation  expense
      determined  under  fair value based method for
      all awards                                             (191,500)       (27,000)      (191,500)      (587,000)
                                                         ------------   ------------   ------------   ------------
     Pro forma net loss                                  $ (2,584,464)  $ (1,090,561)  $ (8,268,400)  $ (5,208,012)
                                                         ============   ============   ============   ============
     Net loss per share:

     Basic and diluted - as reported                     $      (0.39)  $      (0.20)  $      (1.31)  $      (0.95)
                                                         ============   ============   ============   ============
     Basic and diluted - pro forma                       $      (0.42)  $      (0.20)  $      (1.34)  $      (0.95)
                                                         ============   ============   ============   ============

                         EQUITEX, INC. AND SUBSIDIARIES

       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

2.   DISCONTINUED OPERATIONS:

     The carrying amounts of assets and liabilities of Key (presented as discontinued operations) at September 30, 2005 and December 31, 2004 are as follows:

                                                    September 30,  December 31,
                                                         2005          2004
                                                     ------------  ------------
       Cash (included in prepaid expenses and other) $        141  $        139
                                                     ============  ============
       Accounts payable                                            $    490,854
       Accrued expenses                                                  25,000
       Notes and interest payable, related party                         77,057
                                                                   ------------
           Total liabilities (all current)                         $    592,911
                                                                   ============

     Key had no revenues for the three and nine months ended September 30, 2005 and 2004. Losses incurred by Key for the three and nine months ended September 30, 2005 were $1,549 and $6,917, respectively, and for the three and nine months ended September 30, 2004 were $2,468 and $8,197, respectively. In June 2005, the Company issued shares of its common stock valued at the market value of the common stock at the date of the transactions to third parties in exchange for the third parties' assumption of Key's liabilities (Note 9).

3.   RECEIVABLES:

     Receivables at September 30, 2005 and December 31, 2004 consist of the following:

                                                    September 30,  December 31,
                                                         2005          2004
                                                     ------------  ------------
         Credit  card and ATM  processors,
          net of  allowance  of  $65,000
          (2005 and 2004)                            $    303,725  $    777,723
         Amount held in trust                             224,168       182,184
         Credit  card  receivables,  net of
           allowance  of $360 (2005) and
           $705 (2004)                                    140,011       139,663
         Other receivables                                 20,238       238,539
                                                     ------------  ------------
                                                     $    688,142  $  1,338,109
                                                     ============  ============

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

                         EQUITEX, INC. AND SUBSIDIARIES

       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

4.   NOTES AND INTEREST RECEIVABLE:

     Notes and interest receivable as of September 30, 2005 and December 31, 2004 consist of the following:

                                                    September 30,  December 31,
                                                         2005          2004
                                                     ------------  ------------
         Note receivable, HPI [A]                    $  3,000,000
         Note receivable, iGames [B]                               $  2,000,000
         Notes receivable from the estate of a
           deceased Chex officer [C]                                  1,484,691
         Note receivable, Chex customer                   336,500       336,500
         Note receivable, Paymaster Jamaica, Ltd.         500,000       500,000
         Notes receivable, Equitex 2000, Inc.           1,190,674     1,208,574
         Notes  receivable  from various Chex
           employees  ($461 in 2005 and
           $7,900 in 2004) and a former
           Chex shareholder                                45,461        52,900
                                                     ------------  ------------
                                                        5,072,635     5,582,665

         Interest   receivable,   includes
           related  party   interest  of
           $153,727 (2005) and $118,554 (2004)            153,727       214,666
         Less current maturities                             (461)     (472,291)
                                                     ------------  ------------
         Notes and interest receivable, net
           of current portion                           5,225,901     5,325,040
         Less allowance for uncollectible
           notes receivable [D]                          (951,500)   (1,925,800)
                                                     ------------  ------------
                                                     $  4,274,401  $  3,399,240
                                                     ============  ============

     [A] In September 2005, in connection with the Merger Agreement, Equitex loaned HPI $3,000,000 under a Secured Convertible Promissory Note (the "SCPN"). Interest accrues at a variable rate equal to the prime rate (6.75% per annum of the date of the SCPN) and matures on September 16, 2008 (the "Maturity Date"). In the event of the completion of the Merger Agreement with HPI prior to the Maturity Date, the outstanding principal balance and accrued interest shall become immediately due and payable. In the event of the termination of the Merger Agreement, the outstanding principal balance and accrued interest shall automatically convert into shares of common stock of HPI, at a conversion rate of $3.00 per share.

                         EQUITEX, INC. AND SUBSIDIARIES

       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

4.   NOTES AND INTEREST RECEIVABLE (CONTINUED):

     [B] In January 2004, Chex advanced iGames $2,000,000 under a Term Loan Note (the "Note"). Interest accrued at 10% per annum, and the maturity date was scheduled to occur in January 2005, as defined in the Note. The Note was to be secured by a pledge of capital stock of the borrower pursuant to a stock pledge agreement. The stock pledge agreement was not executed, which resulted in an event of default under the terms of the Note. In March 2004, Chex commenced litigation relating to the collection of the Note plus a termination fee, accrued interest and other fees, due from iGames under the Note. In addition, in March 2004, Chex commenced a lawsuit in Delaware state court (New Castle County) relative to the termination of the Stock Purchase Agreement ("SPA"). iGames commenced a lawsuit in the United States District Court for the District of Delaware alleging the Company and Chex breached both the Note and the SPA. All of the matters were consolidated so that all of the disputes were to be heard before the United States District Court for the District of Delaware. Effective July 21, 2005, the Company, Chex, and iGames resolved the litigation by executing the Settlement Agreement under which Chex received $500,000. In conjunction with the Settlement Agreement, FFFC received a contingent warrant to purchase up to 500,000 shares of iGames common stock at $0.50 per share. The warrant is not exercisable until iGames has achieved $1,000,000 in net income during any given fiscal year. Accordingly, prior to the receipt of the $500,000, Chex reduced the iGames receivable from $2 million to $500,000 and accrued interest receivable related to iGames was reduced by $96,111. As a result, the Company recorded an impairment charge of $1,596,111 during the quarter ended June 30, 2005.

     [C] In April 2005, the Company received $295,721 from the sale of all shares pledged as collateral in exchange for the amount due from the estate of a deceased Chex officer.

     [D]   Allowances for uncollectible notes receivable are as follow:

                                                    September 30,  December 31,
                                                         2005          2004
                                                     ------------  ------------
           Notes receivable from the estate of a
            deceased Chex officer                                  $  1,279,300
           Notes receivable, Equitex 2000, Inc.      $    465,000       160,000
           Note receivable, Paymaster Jamaica, Ltd        250,000       250,000
           Note receivable, Chex customer                 236,500       236,500
                                                     ------------  ------------
                                                     $    951,500  $  1,925,800
                                                     ============  ============

                         EQUITEX, INC. AND SUBSIDIARIES

       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

5.   GOODWILL, INTANGIBLE AND OTHER ASSETS:

     As of September 30, 2005 and December 31, 2004, goodwill was $5,636,000, none of which is deductible for tax purposes. Intangible and other assets consist of the following at September 30, 2005 and December 31, 2004:

                                         June 30, 2005                            December 31, 2004
                         --------------------------------------------  --------------------------------------------
                             Gross                           Net           Gross                           Net
                           carrying     Accumulated       carrying       carrying     Accumulated       carrying
                            amount      amortization       amount         amount      amortization       amount
                         -------------  -------------  --------------  -------------  -------------  --------------
     Casino contracts    $   4,300,000  $  2,399,440   $   1,900,560   $   4,300,000  $   1,949,440  $    2,350,560
     Non-compete
      agreements               350,000       275,300          74,700         350,000        227,300         122,700
     Customer lists            250,000       250,000                         250,000        250,000
     Trade names               100,000                       100,000         100,000                        100,000
                         -------------  -------------  -------------   -------------  -------------  --------------
     Total intangible
      assets                 5,000,000      2,924,740      2,075,260       5,000,000      2,426,740       2,573,260
     Deferred loan costs       806,625        357,307        449,318         637,625        125,515         512,110
     Other assets               49,933                        49,933          49,733                         49,733
                         -------------  -------------  -------------   -------------  -------------  --------------
                         $   5,856,558  $   3,282,047  $   2,574,511   $   5,687,358  $   2,552,255  $    3,135,103
                         =============  =============  =============   =============  =============  ==============

6.   CONVERTIBLE AND OTHER PROMISSORY NOTES AND LONG-TERM DEBT:

     Convertible and other promissory notes and long-term debt at September 30, 2005 and December 31, 2004, consist of the following:

                                                    September 30,  December 31,
                                                         2005          2004
                                                     ------------  ------------
         Notes payable to individual  investors,
          including  related party
          of $105,105 (2004)                         $ 11,156,497  $ 11,402,602
         Notes payable to affiliates
          through common ownership                                       21,700
         Convertible  promissory  notes,
          net  of  discounts  of  $824,097
          (2005) and $1,957,612 (2004) [A]              6,576,680     4,559,781
         Note payable to officers                         114,344        72,019
         Obligations under capital leases                  99,414       169,787
                                                     ------------  ------------
                                                       17,946,935    16,225,889
         Less current maturities                      (15,521,493)  (13,181,873)
                                                     ------------  ------------
                                                     $  2,425,442  $  3,044,016
                                                     ============  ============

                         EQUITEX, INC. AND SUBSIDIARIES

       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

6.   CONVERTIBLE AND OTHER PROMISSORY NOTES AND LONG-TERM DEBT (CONTINUED):

     [A] In March 2004, Equitex issued an aggregate of $5,000,000 of convertible promissory notes (the "Whitebox Notes") to Pandora Select Partners, L.P. and Whitebox Hedged High Yield Partners, L.P. (the "Lenders"). The Whitebox Notes bear interest at 7% per annum and have a 45-month term, with a monthly principal and interest amount due of $134,571. The Whitebox Notes are senior to all other debt of both Equitex and Chex. Concurrently, with the Whitebox Notes financing, Equitex loaned the borrowed proceeds to Chex under terms identical to the Whitebox Notes. The Whitebox Notes are collateralized by all of the assets of Chex, Equitex's stock ownership in Chex and the Equitex Note (the "Collateral"). Equitex has the right to make any monthly payment of principal and interest in shares of its common stock. The common stock is to be issued based on 85% of the average bid price for 20 trading days prior to the payment due date. For the months of January through April and August 2005, Chex made loan payments due to Equitex directly to the Lenders. As partial payments to the Lenders, in May, June, July and September 2005, Equitex issued a total of 121,617 shares of its common stock issued at a value of $460,132. The common stock was valued at $541,430 (based on the market value of the Company's common stock). Therefore, the Company recorded expenses of $44,542 and $81,298 during the three and nine months ended September 30, 2005 related to these transactions, which represents the 15% discount to the market value of the common stock issued. Chex made payments of $78,152 directly to the Lenders, resulting in full payments having been made.

           In December 2004, FFFC closed on the sale of $1,774,064 of unsecured convertible promissory notes (the "Convertible Notes") with various investors. The Convertible Notes accrue interest at a rate of 9.5% per annum, had a 9-month original term, and were convertible at the holders' option (including any unpaid interest) into shares of FFFC common stock at a rate of $1.00 per share for a three-year period commencing on the due date. In connection with the sale and issuance of the Convertible Notes, the note holders also received warrants to purchase an aggregate of 1,774,064 shares of FFFC common stock at an exercise price of $2.00 per share. As of September 30, 2005, all of these notes are past due and are due on demand. Equitex and FFFC are in negotiations with the holders regarding a restructuring of the Convertible Notes. The restructure may include the holders extending or extinguishing the notes in consideration of extension fees, additional interest and/or issuance of Equitex or FFFC common stock and warrants.

           In September 2005, Equitex issued an aggregate of $1,500,000 of additional convertible promissory notes to the Lenders. The notes bear interest at 10% and have a 24-month term. Interest only payments are due October 2005 through December 2005 and beginning in January 2006 monthly principal and interest payments of $78,157 will be due over the remaining 21-month term. In addition to the Collateral described in the Whitebox Notes above, the Company pledged its shares of FFFC common stock. The principal balance of the notes, with accrued interest, is convertible at the option of the lender, at a conversion price of $5.50 (the market value of Equitex's common stock at the date the notes were issued was $5.66). This resulted in a beneficial conversion feature valued at $330,000 using the effective conversion price. The Company reduced the carrying value of the notes for this amount, with an offset to paid-in capital. Equitex has the right, subject to certain limitations, to make any monthly payment of principal and interest in shares of its common stock. The common stock is to be issued based on

                         EQUITEX, INC. AND SUBSIDIARIES

       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

6.   CONVERTIBLE AND OTHER PROMISSORY NOTES AND LONG-TERM DEBT (CONTINUED):

           85% of the average bid price for 20 trading days prior to the payment due date. The Lenders also received warrants to purchase up to 125,000 shares of common stock at $6.00 per share for a five-year period. The proceeds from the notes have been allocated between the estimated fair value of the warrants ($286,000), which was based upon the Black-Scholes option-pricing model, and the notes based on their relative fair values. As a result, the Company recorded the fair value of the warrants as a discount to the notes. The warrants and beneficial conversion feature are being amortized over the 24-month term of the Notes and accordingly, $13,232 has been recorded as additional interest expense for the three and nine months ended September 30, 2005. In connection with the Pandora Notes, Equitex paid a 3% origination fee, $100,000 in finder's fees and $20,000 in closing costs. These costs were recorded by the Company as deferred loan costs and are being amortized over the 24-month term of the notes. Accordingly, $3,437 was expensed for the three and nine months ended September 30, 2005.

           In September 2005, Equitex issued an aggregate of $454,000 and $200,000 of promissory notes to related parties and third parties, respectively. The third party promissory notes bear interest at 6% per annum and have a 120-day term. The third party note holders also received warrants to purchase up to 100,000 shares of Equitex common stock at an exercise price of $4.71 for a three-year period. The proceeds from the notes have been allocated between the estimated fair value of the warrants ($127,000), which was based upon the Black-Scholes option-pricing model, and the notes based on their relative fair values. As a result, the Company recorded the value of the warrants as a discount to the notes and is amortizing the cost over the 120-day term of the notes. Accordingly, $14,321 has been included in interest expense for the three and nine months ended September 30, 2005. The related party notes were originally 90-day notes bearing interest rates ranging from 22% to 24% per annum and also required an origination fee of between 5 1/2% to 6% to be paid along with principal and accrued interest on the due date. In September 2005, Equitex initiated an assignment of these notes to a corporation that is owned by a director of the Company in exchange for a promissory note to this corporation that is due December 9, 2005, and which bears annual interest at 10%. The Company and this note holder are negotiating certain other terms related to the assignment.

7.   COMMITMENTS AND CONTINGENCIES:

     BONUS TO OFFICER:

     In June 2003, the Company's Board of Directors approved a bonus arrangement with the Company's president. The bonus arrangement provides for an annual bonus to be calculated quarterly based on 5% of the increase in the market value of the Company's common stock, accrued quarterly, beginning with the closing price as reported by Nasdaq on December 31 of each year, and ending with the closing price on December 31 of the following year. Payments under the bonus arrangement are to be made at the discretion of the Company's management from time to time, as cash flow permits. Compensation expense recorded under this arrangement was approximately $611,000 and $696,000 for the three and nine months ended September 30, 2005. During the three months ended September 30, 2005 $199,000 was paid. No expense was incurred for the three and nine months ended September 30, 2004. As of September 30, 2005 and December 31, 2004, approximately $1,023,000 and $526,000 is included in accrued liabilities, respectively.

                         EQUITEX, INC. AND SUBSIDIARIES

       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

7.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

     CONTRACT BUYOUT:

     In September 2005 Chex and FFFC entered into an agreement with a third party, whereby the third party is to receive $200,000 consisting of $125,000 cash and $75,000 of Equitex common stock. In consideration of the payment, FFFC and Chex are relieved of any ongoing commissions that the third party was previously entitled to receive under certain existing customer contracts, along with certain other provisions or concessions. Equitex issued the shares of its common stock based on a 20% discount to the ten day average closing price preceding the agreement. The discount was valued at $20,153. Accordingly, Chex recorded an expense of $220,153 in September 2005. Chex paid the $125,000 in October 2005.

     INDEPENDENT SALES AGREEMENT:

     In September 2005, FFFC and Chex entered into an Independent Sales
       Agreement ("ISA") to compensate a third party and a FFFC director to obtain extensions and/or assignments of certain customer contracts as part of its discussions with third parties regarding possible transactions with FFFC or Chex. In consideration for the services to be provided in obtaining the extensions and/or amendments, FFFC has agreed to pay up to $500,000. Per the ISA, the $500,000 is to be earned immediately upon obtaining each extension and/or assignment, should a transaction be consummated. Through October 2005, no expenses have been incurred under the ISA.

     SUBSIDIARY EXECUTIVE COMPENSATION:

     In July 2005, FFFC's Board of Directors authorized a proposal for a stock based compensation plan (the "Plan") for its CEO. In August 2005, the FFFC Board of Directors retained an independent consultant to review the Plan for reasonableness. As a result of that review, in September 2005, the FFFC Board of Directors approved the Plan, which consists of the following: i) a warrant to purchase up to 125,000 shares of FFFC's $.001 par value common stock for a period of three years at an exercise price of $1.81 per share (the 10 day average market price of the stock from the date of the proposal); ii) a number of shares of common stock of FFFC based on 5% of the increase in the market value of FFFC's common stock on an annual basis, with the exception of the first payment, which shall be for the period from July 1, 2005 to December 31, 2005; and, iii) a grant of 125,000 options under FFFC's 2004 Stock Option Plan. Each option has an exercise price of $1.10 (the market value of the common stock on the date of grant) with an expiration of September 2015. No expense was required to be recorded for the three months ended September 30, 2005 under the Plan.

                         EQUITEX, INC. AND SUBSIDIARIES

       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

7.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

     SUBSIDIARY BOARD OF DIRECTOR'S COMPENSATION:

     In September 2005 FFFC's Board of Directors authorized a new compensation plan for its directors, which includes the grant of 30,000 options to purchase FFFC common stock to each director on an annual basis, as well as annual compensation of $25,000 to each director, to be paid monthly. Accordingly, in September 2005, 60,000 options to purchase FFFC common stock were granted with an exercise price of $1.10 (the market value of the common stock on the date of the grant) for services provided during 2004 and 2005 and cash compensation of approximately $29,200 was paid to each FFFC director for the period of July 2004 through August 30, 2005. Additionally, FFFC's secretary was granted 20,000 options at $1.10 per share (the market value of the common stock on the date of the grant).

     LITIGATION:

     In April 2004, Equitex and Chex executed a settlement agreement with Cash
       Systems, Inc. ("Cash Systems") pursuant to which the Company paid Cash Systems $125,000 for expenses related to an Agreement and Plan of Merger ("APM"), which was terminated in December 2003. As part of the settlement agreement, Cash Systems paid Chex approximately $476,000 for commissions owed to Chex by Cash Systems. In April 2004, both Equitex and Chex and Cash Systems agreed to mutually release each other from further liability related to the APM and the Seminole Tribe termination in January 2004; however, Equitex and Chex retained the right to commence legal action against Native American Cash Systems Florida, Inc. (NACSF), Native American Cash Systems, Inc. (NACS) and its President, for the wrongful termination of the Seminole Tribe casino contracts. In February 2005, Equitex and Chex reached a tentative settlement agreement to litigation pending in Hennepin County, Minnesota with NACSF, NACS and its President under which all the parties have agreed to dismiss their claims against each other in exchange for mutual releases. It is anticipated that this agreement will end litigation.

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

                         EQUITEX, INC. AND SUBSIDIARIES

       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

7.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

     CONSULTING AGREEMENTS (CONTINUED):

     In May 2004, Chex entered into a consulting agreement with a financial advisor. The term of the agreement is two years and requires the Company to pay a total of $240,000 to the financial advisor in monthly installments of $10,000 each month. In May 2005, Chex notified the financial advisor that the financial advisor was in breach of the consulting agreement and effective June 1, 2005 suspended making the $10,000 monthly payments. In October 2005, the Company paid $50,000 as payment in full of the consulting agreement. The $50,000 is included in the corporate, selling and administrative expenses for the three and nine months ended September 30, 2005.

8.   REDEEMABLE PREFERRED STOCK:

     SERIES K CONVERTIBLE PREFERRED STOCK:

     In August 2005, the Company issued 3,055 shares of 6% Series K convertible preferred stock (the "Series K Preferred Stock") along with warrants to purchase 175,000 shares of common stock in exchange for all outstanding shares of Series G and I preferred stock (Note 9). The Company reduced the carrying value of the Series K preferred stock by the relative fair value of the warrants ($355,000), which was based on the Black-Scholes option-pricing model, with an offset to additional paid-in capital. The Series K Preferred Stock is convertible at the holder's option at any time through June 2009 into shares of the Company's common stock at a conversion price equal to the lesser of (i) $2.75 per share and (ii) 65% of the 5 day average closing bid price of the Company's common stock as specified in the agreement, provided that the percentage of the 5 day average closing bid price shall increase to 75% upon the occurrence of certain events. The holder of each share of the Series K preferred stock is entitled to cumulative dividends at 6% per annum, payable quarterly, with an 18% dividend default rate. Dividends are payable in cash or shares (at market value) of the Company's common stock. The beneficial conversion feature was valued at $2,277,000 using the effective conversion price. As a result, the Company reduced the carrying value of the Series K Preferred Stock for this amount with an offset to additional paid-in capital. The warrants and beneficial conversion feature are being accreted over the four-year term of the Series K Preferred Stock, and as a result, loss applicable to common stockholders was increased by $54,800 for the three and nine months ended September 30, 2005.

     In the event the common stock of the Company achieves certain benchmarks, the Series K Preferred Stock is redeemable by the Company at a redemption price of $1,350 per share plus accrued and unpaid dividends. In the event the holders do not elect to convert the Series K Preferred Stock during the conversion period, the Series K Preferred Stock is required to be redeemed by the Company at stated value plus accrued unpaid dividends. Due to the terms and conditions of the Series K Preferred Stock, which may require redemption which is outside the control of the Company, the Series K Preferred Stock is not included in stockholders' equity at September 30, 2005. In October 2005, 411 shares of the Series K Preferred Stock, plus cumulative unpaid dividends of $3,640, were converted into 150,078 shares of common stock, at a conversion price of $2.75 for the 411 shares of Series K Preferred Stock and $5.84 for the unpaid dividends.

                         EQUITEX, INC. AND SUBSIDIARIES

       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

9.   STOCKHOLDERS' EQUITY:

     SERIES D CONVERTIBLE PREFERRED STOCK:

     In July 2005, the remaining 408 shares of Series D preferred stock, plus cumulative unpaid dividends of $188,911 were converted into 203,529 shares of common stock at a conversion price of $2.93 per share.

     SERIES G CONVERTIBLE PREFERRED STOCK:

     In August 2005, 370 shares of Series G preferred stock, at 135% of the stated value and cumulative unpaid dividends of $87,285 were exchanged for 587 shares of the Series K Preferred Stock.

     SERIES I CONVERTIBLE PREFERRED STOCK:

     In August 2005, 1,600 shares of Series I Preferred Stock, at 125% of the stated value, cumulative unpaid dividends of $340,215 and accrued penalties of $128,000 were exchanged for 2,468 shares of the Series K Preferred Stock.

     NOTES, INTEREST AND STOCK SUBSCRIPTION RECEIVABLE:

     In August 2004, FFFC issued 40,000 shares of its common stock to a convertible note holder in exchange for a stock subscription receivable valued at $216,000. In February 2005, 15,000 of the shares, valued at $81,000, were returned to and retired by FFFC, reducing the stock subscription receivable to $135,000.

     At September 30, 2005, notes and interest receivable from an officer of Chex of $547,002 are presented as a reduction in stockholders' equity based on management's evaluation of repayment intentions. The notes are due on demand and the Company is no longer accruing interest on these notes due to uncertainty as to collection. The notes are collateralized by unregistered shares of the Company's common stock.

     ISSUANCES OF COMMON STOCK:

     During the nine months ended September 30, 2005, the Company sold 725,332 shares of common stock in a private placement for $3.00 per share and received proceeds of $2,175,996, from which the Company paid customary fees and expenses, including fees to brokers and consultants of $177,000. In conjunction with the private placement, the investors received warrants to purchase up to 362,666 shares of common stock at an exercise price of $5.50 per share, which expire in June 2008.

     During the nine months ended September 30, 2005, the Company issued 326,608 shares of common stock upon the conversion of warrants for $906,644, at an average conversion price of approximately $2.78 per share.

                         EQUITEX, INC. AND SUBSIDIARIES

       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

9.   STOCKHOLDERS' EQUITY (CONTINUED):

     ISSUANCES OF COMMON STOCK (CONTINUED):

     All of the shares and warrants were offered and sold in private placements, and were not registered under the Securities Act of 1933. These shares may not be offered or sold in the United States absent registrations or an applicable exemption from registration requirements.

     During the nine months ended September 30, 2005, the Company issued 130,142 shares of common stock to third parties in exchange for their assumption of Equitex and Key accounts payable of $553,840 at an average price of $4.26 per share, the market price of the common stock at the date of conversion. In addition, Equitex and Key converted notes and interest payable of $161,209 due to third parties into 43,935 shares of common stock at a conversion price of $3.67 per share, the market price of the common stock at the date of conversion. Lastly, the Company issued 16,015 shares of common stock for legal services valued at $78,866 at an average conversion price of $4.92 per share, the market price of the common stock at the date of conversion.

     During the nine months ended September 30, 2005, the Company issued 121,617 shares of common stock valued at $541,430 as payment on long-term debt and accrued interest of $460,132. The stock was issued at 85% of market value and accordingly, the Company recorded additional expense of $44,542 and $81,298 during the three and nine months ended September 30, 2005.

     TREASURY STOCK TRANSACTIONS:

     During the nine months ended September 30, 2005, Chex sold 82,308 shares of Equitex common stock for $243,833 or $2.96 per share (the market price of the common stock at the date of sale). The stock was acquired at an average cost of approximately $3.57 per share and the cost of the shares sold ($293,583) has been removed from treasury stock. The difference between the sales price and cost of the shares sold ($49,750) has been classified as a reduction of additional paid-in capital.

     WARRANTS:

     During the nine months ended September 30, 2005, the Company agreed to lower the exercise price of 133,333 common stock purchase warrants outstanding to unrelated third parties. The warrants had an exercise price of $4.26 per share and were exercisable until March 2009. The Company reduced the price to $3.75 per share only if the holders exercised within one week to induce the exercise of the warrants in order to provide working capital to the Company. The 133,333 warrants were exercised and the Company received proceeds of $500,000. Additionally, the Company agreed to issue 133,333 new warrants (as inducement to the holders to convert their original warrants) with an exercise price of $5.50 and an expiration date of June 1, 2010. The warrants were valued at approximately $30,000 and the amount is included in interest expense for the nine months ended September 30, 2005.

                         EQUITEX, INC. AND SUBSIDIARIES

       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

9.   STOCKHOLDERS' EQUITY (CONTINUED):

     SUBSIDIARY OPTIONS ISSUED FOR SERVICES:

     In September 2005, FFFC issued options to purchase 20,000 shares of its common stock at $1.10 per share to a non-employee officer of FFFC for services. The options were valued at approximately $9,500 and the amount was recorded as stock based compensation expense during the quarter ended September 30, 2005.

10.  INCOME TAXES:

     During the quarter ended June 30, 2004, management assessed the realization of its deferred tax assets. Based on this assessment, it was determined to be more likely than not that the Company's deferred tax assets would not be realizable and determined that a valuation allowance was required. Accordingly, the Company's valuation allowance was increased by $1,380,000 to fully reserve for its net deferred tax assets, which resulted in an increase to the provision for income taxes of the same amount. State income taxes of $8,000 were accrued for the three months ended September 30, 2005 and state income taxes of $24,000 and $6,000, respectively, were accrued for the nine months ended September 30, 2005 and 2004.

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

GENERAL

On June 7, 2004, the Company's wholly-owned subsidiary, Chex Services, Inc. ("Chex") executed an Agreement and Plan of Merger (the "Merger Agreement") with SVI and its wholly-owned subsidiary (the "Merger Subsidiary"), whereupon Merger Subsidiary merged with and into Chex and the separate corporate existence of the Merger Subsidiary ceased. Under the terms of the Merger Agreement, Equitex exchanged its 100% ownership of Chex for 7,700,000 shares of SVI, representing 93% of SVI's outstanding common stock following the transaction. On June 29, 2004, SVI changed its name to FastFunds Financial Corporation ("FFFC"). In addition, Equitex received warrants to purchase 800,000 shares of FFFC common stock at an exercise price of $0.10 per share, expiring five years from the date of closing. As a result, Chex became a wholly-owned subsidiary of FFFC. In connection with the merger, FFFC received $400,000 through the issuance of convertible promissory notes. The promissory notes bear interest at 5% per annum and are convertible into 4,000,000 shares of FFFC common stock upon the occurrence of certain future events. Unless earlier converted, any outstanding balance of principal and interest is due April 14, 2007. During the year ended December 31, 2004, FFFC issued 2,000,000 shares of its common stock in exchange for $200,000 of the notes, as certain events had been met. As of September 30, 2005, Equitex's ownership percentage in FFFC is approximately 73%.

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2004, 2003 and 2002. The financial results presented for the three and nine months ended September 30, 2005 and 2004 are those of FastFunds Financial Corporation ("FFFC"), Key Financial Systems, Inc. ("Key"), Nova Financial Systems, Inc. ("Nova") and Denaris Corporation ("Denaris"), on a consolidated basis with those of Equitex, Inc. Key ceased "run-off" operations in the fourth quarter of 2003, and Key's results for both periods are presented in a one-line presentation and are included in "loss from discontinued operations".

POTENTIAL BUSINESS ACQUISITIONS:

On September 13, 2005, the Company entered into a definitive agreement (the "Merger Agreement") for the acquisition of Hydrogen Power, Inc. ("HPI") through a newly formed Equitex subsidiary (the "Merger Sub"). Upon shareholder approval of the transaction, HPI is to be merged with and into the Merger Sub. As a result of the merger, the separate legal existence of HPI is to cease and the Merger Sub will continue as the surviving corporation and will remain a wholly owned subsidiary of Equitex.

HPI, a development stage company, based in Seattle, Washington, performs hydrogen-related testing, research and engineering, and has developed a patented system (HPI HYDROGEN NOW TM) that creates pure hydrogen from aluminum and water. The patented technology allows hydrogen gas to be generated on-site and on-demand, and can directly power any fuel cell or internal combustion engine application. The HPI process can supply hydrogen at customized rates and pressures, and may provide hydrogen transportation and supply solutions from small portable applications to large stationary systems.

Under the terms of the Merger Agreement, stockholders of HPI are to receive Equitex common shares in an amount equal to 29% of the outstanding common shares of the Company on the date of closing, on a post closing basis, and shares of a to-be designated Series L Preferred Stock ("Series L"). The Company additionally agreed to provide HPI cash of $3 million, which was paid in full subsequent to the execution of the Merger Agreement.

The Series L shall be automatically convertible into Equitex common stock in three installments on the 180th, 270th and 360th day, respectively, after closing, with each installment convertible into 40% of the Equitex common stock outstanding immediately prior to such conversion, subject to the achievement of certain performance benchmarks as defined in the Merger Agreement, the satisfaction of which is to be determined in Equitex's sole discretion. Additionally, all existing warrants to purchase shares of HPI common stock are to be exchanged for warrants to purchase an equivalent number of shares of Equitex common stock at an exercise price of $3.00 per share, exercisable for the remainder of the unexpired term of the original HPI warrants.

Under the terms of the Merger Agreement, Equitex is obligated to commence to monetize its holdings of the capital stock of FFFC, and use the first $10 million (of which $5 million is to be used 120 days after the closing) of the net proceeds from such monetization towards the exploitation and commercialization of HPI's intellectual property.

Additionally, Chex may sell its business assets, including its casino contracts. The proceeds from such a sale would first be used to meet the FFFC's and Chex's payable and debt obligations prior to any distribution to FFFC shareholders (including to Equitex to meet its obligations under the Merger Agreement). Any remaining amounts may be used to finance another business opportunity.

Completion of this transaction is subject to the receipt of any necessary stockholder approval.

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

In May 2005, the Company entered into an agreement to acquire 100% of Digitel Network Corporation ("Digitel"), and National Business Communications, Inc. ("NBC"). Digitel's wholly-owned subsidiaries are Platinum Benefit Group, Inc., Personal Voice, Inc. and Private Voice, Inc. Digitel, NBC and their subsidiaries (collectively the "Companies"), all of which are based in Clearwater, Florida. The Companies design, develop and market stored value card programs as well as personal voice mail products through their call center operations. In conjunction with their stored value card products, the Companies offer the Platinum Benefit Group premium service that includes vehicle roadside assistance, a prescription discount program, a dental care discount program, a registered nurse hotline and a family legal plan. The Companies also offer personal voice mail services through Personal Voice, Inc. and Private Voice, Inc. Finalization of this transaction is subject to completion of the schedules, exhibits and related contracts to the agreement, board of director approval, negotiation of certain promissory notes and any applicable stockholder approvals. Currently, the purchase price per the terms of the to-be-finalized agreement is $9 million; $5 million cash due at closing and two, $2 million promissory notes.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred significant net losses, including a net loss of $2,402,464 and $8,086,400 for the three and nine months ended September 30, 2005, and $7,457,983 for the year ended December 31, 2004, respectively. Although the net losses included certain non-cash expenses of approximately $1,190,000, $5,091,000 and $4,500,000, respectively, for each period, the
Company anticipates that its liquidity and capital resources needs for the next 12 months may not be satisfied solely from cash flows generated from operating activities.

Equitex and Chex, in order to meet Equitex's obligation to monetize its FFFC holdings, may take one of the below described actions. The proceeds from such sale, if any, would first be used to meet the Company's liquidity needs. Any remaining amounts may be used to finance another business opportunity. If no transaction is consummated, the Company may also be required to issue additional debt or equity instruments in order to raise additional capital. The Company has had various discussions with unaffiliated third parties regarding a possible transaction. These discussions have covered various alternatives, including the possible sale of Chex, sale of certain operating assets of Chex, sale of a portion or all of Equitex's FFFC holdings, as well as merger transactions. The Company is a party to ongoing discussions in this regard, although no agreements have been signed to date.

Chex has been developing new products during the past year. These products are complementary to its existing products and services. These products may include: cashless gaming smart cards, debit cards and customized funds transfer systems for multi-jurisdictional gaming operators. Also, Chex plans on expanding its business into non-gaming cash access products. Development and costs associated with such products have been and will continue to be incurred. Additionally, FFFC formed a wholly-owned London based subsidiary, FastFunds International, Inc. ("FFI"). FFI began operations in July 2004 and opened a London and Chicago office. In connection with the start-up of FFI and the Company's attempt to expand its business model into new markets and products, FFFC entered into various management advisory and consultant agreements. However, during the nine months ended September 30, 2005, FFFC terminated certain consulting agreements, closed its Chicago and London offices, as no revenues have been generated sufficient to offset the operating costs being incurred.

The Company has developed plans and strategies to address its capital and liquidity needs for the next twelve-month period. Management believes that cash flows from Chex's operating locations will provide the Company's primary source of operating capital, as Chex continues to generate location cash flows. Additionally, the Company may be required to issue additional debt or equity instruments in order to raise additional capital to continue to support the operating costs of Equitex, as well as for the acquisitions of Digitel, NBC and HPI. Accordingly, the Company, from June through September 2005, has sold 725,332 shares of its common stock in private placements for net proceeds of $1,998,996, and in September 2005, Equitex issued an aggregate of $2,154,000 of convertible and non-convertible promissory notes payable. Additionally, Equitex had discussions with an investment banker to provide advisory services regarding a contemplated equity offering of the 7,700,000 shares of FFFC common stock that it owns. The proceeds from these initiatives were utilized to meet the $3 million loan obligation to HPI. Additionally, as of June 30, 2005, FFFC ceased all expenditures associated with its international marketing efforts.

The Company also evaluates, on an ongoing basis, potential business acquisition/restructuring opportunities that become available from time to time, which management considers in relation to its corporate plans and strategies.

Management believes that these plans will provide sufficient resources to fund its operations, debt payments, potential business acquisitions and working capital needs at least through September 30, 2006.

In March 2004, Equitex issued an aggregate of $5,000,000 of convertible promissory notes (the "Whitebox Notes") to Pandora Select Partners, L.P. and Whitebox Hedged High Yield Partners, L.P. (the "Lenders"). The Whitebox Notes bear interest at 7% per annum and have a 45-month term, with a monthly principal and interest amount due of $134,571. The Whitebox Notes are senior to all other debt of both Equitex and Chex. Concurrently, with the Whitebox Notes financing, Equitex loaned the borrowed proceeds to Chex under terms identical to the Whitebox Notes. The Whitebox Notes are collateralized by all of the assets of Chex, Equitex's stock ownership in Chex and the Equitex Note (the "Collateral"). Equitex has the right to make any monthly payment of principal and interest in shares of its common stock. The common stock is to be issued based on 85% of the average bid price for 20 trading days prior to the payment due date. For the months of January through April and August 2005, Chex made loan payments due to Equitex directly to the Lenders. As partial payments to the Lenders, in May, June, July and September 2005, Equitex issued a total of 121,617 shares of its common stock issued at a value of $460,132. The common stock was valued at $541,430 (based on the market value of the Company's common stock). Therefore, the Company recorded expenses of $44,542 and $81,298 during the three and nine months ended September 30, 2005 related to these transactions, which represents the 15% discount to the market value of the stock issued. Chex made payments of $78,152 directly to the Lenders, resulting in full payments having been made.

In December 2004, FFFC closed on the sale of $1,774,064 of unsecured convertible promissory notes (the "Convertible Notes") with various investors. The Convertible Notes accrue interest at a rate of 9.5% per annum, had a 9-month original term, and were convertible at the holders' option (including any unpaid interest) into shares of FFFC common stock at a rate of $1.00 per share for a three-year period commencing on the due date. In connection with the sale and issuance of the Convertible Notes, the note holders also received warrants to purchase an aggregate of 1,774,064 shares of FFFC common stock at an exercise price of $2.00 per share. As of September 30, 2005, all of these notes are past due and are due on demand. Equitex and FFFC are in negotiations with the holders regarding a restructuring of the Convertible Notes. The restructure may include the holders extending or extinguishing the notes in consideration of extension fees, additional interest and/or issuance of Equitex or FFFC common stock and warrants.

In September 2005, Equitex issued an aggregate of $1,500,000 of additional convertible promissory notes to the Lenders. The notes bear interest at 10% and have a 24-month term. Interest only payments are due October 2005 through December 2005 and beginning in January 2006 monthly principal and interest payments of $78,157 will be due over the remaining 21-month term. In addition to the Collateral described in the Whitebox Notes above, the Company pledged its shares of FFFC common stock. The principal balance of the notes, with accrued interest, is convertible at the option of the lender, at a conversion price of $5.50 (the market value of Equitex's common stock at the date the notes were issued was $5.66). This resulted in a beneficial conversion feature valued at $330,000 using the effective conversion price. The Company reduced the carrying value of the notes for this amount, with an offset to paid-in capital. Equitex has the right, subject to certain limitations, to make any monthly payment of principal and interest in shares of its common stock. The common stock is to be issued based on 85% of the average bid price for 20 trading days prior to the payment due date. The Lenders also received warrants to purchase up to 125,000 shares of common stock at $6.00 per share for a five-year period. The proceeds from the notes have been allocated between the estimated fair value of the warrants ($286,000) and the notes based on their relative fair values. As a result, the Company recorded the value of the warrants as a discount to the notes. The warrants and beneficial conversion features are being amortized over the 24-month term of the Notes and accordingly, $13,232 has been recorded as additional interest expense for the three and nine months ended September 30, 2005. In connection with the Pandora Notes, Equitex paid a 3% origination fee, $100,000 in finder's fees and $20,000 in closing costs. These costs were recorded by the Company as deferred loan costs and are being amortized over the 24-month term of the notes. Accordingly, $3,437 was expensed for the three and nine months ended September 30, 2005.

In September 2005, Equitex issued an aggregate of $454,000 and $200,000 of promissory notes to related parties and third parties, respectively. The third party promissory notes bear interest at 6% per annum and have a 120-day term. The third party note holders also received warrants to purchase up to 100,000 shares of Equitex common stock at an exercise price of $4.71 for a three-year period. The proceeds from the notes have been allocated between the estimated fair value of the warrants ($127,000) and the notes based on their relative fair values. As a result, the Company recorded the value of the warrants as a discount to the notes and is amortizing the cost over the 120-day term of the notes. Accordingly, $14,321 has been included in interest expense for the three and nine months ended September 30, 2005. The related party notes were originally 90-day notes bearing interest rates ranging from 22% to 24% per annum and also required an origination fee of between 5 1/2% to 6% to be paid along with principal and accrued interest on the due date. In September 2005, Equitex initiated an assignment of these notes to a corporation that is owned by a director of the Company in exchange for a promissory note to this corporation that is due December 9, 2005, and which bears annual interest at 10%. The Company and this note holder are negotiating certain other terms related to the assignment.

For the nine months ended September 30, 2005, net cash used in operating activities from continuing operations was $1,261,884 compared to $1,824,884 for the nine months ended September 30, 2004. The net loss for the nine months ended September 30, 2005 increased to $8,086,400 from $5,174,012 compared to the nine months ended September 30, 2004. The increase in net loss was primarily attributable to increases in interest expense of approximately $1,684,000 of which approximately $1,532,000 was related to the increase in the current period of the beneficial conversion feature and warrants on convertible promissory notes payable. Adjustments to the current period's results included non-cash expenses of $5,090,687, significantly comprised of $1,596,111 related to an impairment charge on the iGames Entertainment, Inc. ("iGames") note receivable, $1,792,423 of expense incurred due to the amortization of the discounts recorded in connection with the beneficial conversion features and warrants to the convertible Notes and the Whitebox Notes described above, depreciation and amortization of $1,143,631, a loss on disposal of assets of $295,934 related to the Company terminating its international activity and a provision for losses on receivables of $216,171.

Net cash used in investing activities from continuing operations for the nine months ended September 30, 2005 was $2,795,255 compared to $2,322,425 for the nine months ended September 30, 2004. Net cash used in 2005 investing activities was primarily attributable to an advance of $3 million to HPI and purchases of furniture, fixtures and equipment of $596,568. The Company also received $813,064 on notes receivable. Net cash used in 2004 investing activities was primarily attributable to purchases of furniture, fixtures and equipment of $318,660 and net advances of $2,041,773 on notes receivable, of which $2 million was issued to iGames.

Net cash provided by financing activities from continuing operations for the nine months ended September 30, 2005 was $4,200,777 compared to the nine months ended September 30, 2004 of $2,513,284. The significant activity for the nine months ended September 30, 2005 included the receipt of $1,998,996 from the sale of common stock in a private placement, $4,078,000 from the issuances of notes payable, and $906,644 and $243,833 from the exercise of warrants and upon the sale of 82,308 shares of treasury stock by Chex, respectively. In addition, the Company repaid $2,857,696 of notes payable and incurred fees of $169,000 related to the issuances of notes payable. The significant activity for the nine months ended September 30, 2004, included the Company receiving proceeds of $7,722,210 upon the issuance of notes payable, receiving $519,429 upon the sale of 88,917 shares of treasury stock by Chex and proceeds received of $229,178 upon the exercise of options and warrants. These proceeds were used for the repayment of notes payable and a bank overdraft of $3,211,142 and $2,497,766, respectively, payment of fees of $335,000 related to the issuance of notes payable and purchase of the Equitex shares for treasury by Chex for $113,625.

Net cash used in discontinued operations was $4,846 for the nine months ended September 30, 2005 compared to $37,874 for the nine months ended September 30, 2004. The decrease in cash used in discontinued operations is the result of Key ceasing its run-off operations during the fourth quarter of 2003.

For the nine months ended September 30, 2005, net cash increased by $138,792 compared to a decrease of $1,671,899 for the nine months ended September 30, 2004. Ending cash at September 30, 2005, was $8,528,478 compared to $6,387,881 at September 30, 2004. Significantly all of the Chex's cash is required to be utilized for its casino operations, and consequently Equitex needs to rely on other sources for its liquidity needs.

RESULTS OF OPERATIONS

REVENUES

Consolidated revenues from continuing operations for the three and nine months ended September 30, 2005, were $5,021,371 and $14,126,498 compared to consolidated revenues of $4,371,927 and $11,438,468 for the three and nine months ended September 30, 2004. The increase in the three and nine month periods was primarily due to revenues from new casino locations of approximately $1,029,000 and $2,496,000 for the three and nine months ended September 30, 2005 that were opened in the third and fourth quarters of 2004, and accordingly, the Company had no revenues from these properties for the three and nine months ended September 30, 2004. Additional increases in revenues of approximately $300,000 and $1,212,000 for the three and nine months ended September 30, 2005, respectively, were the result of additional placement of product and the new proprietary cash advance platforms used to process cash advance transactions. This software was installed beginning in July 2004.

FEE REVENUE

Chex recognizes revenue at the time certain financial services are performed. Revenues are derived from check cashing fees, credit and debit card advance fees, automated teller machine ("ATM") surcharge and transaction fees, and NSF collection fees. Chex revenues for the three months ended September 30, 2005 and 2004 were comprised of the following:

                                    2005                                   2004
                   ---------------------------------------   ---------------------------------------
                     Number of      Dollars       Earned       Number of      Dollars      Earned
                   Transactions     Handled      Revenues     Transactions    Handled     Revenues
                   ------------  ------------  -----------   ------------  ------------  -----------
Personal checks         166,933  $ 32,259,324  $ 1,579,771        186,684  $ 34,335,735  $ 1,740,105
"Other" checks           84,718    26,173,638      229,768         70,087    21,964,999      202,719
Credit cards             70,750    26,145,714    1,627,439         58,344    21,003,897    1,069,665
Debit cards              11,942     3,790,340      104,887          8,812     2,643,372       43,055
ATM transactions        720,438    68,038,426    1,323,288        596,107    56,284,719    1,135,113
NSF collection
 fees                                               83,403                                   103,641
Other                                               31,820                                    14,386
                   ------------  ------------  -----------   ------------  ------------  -----------
                      1,054,781  $156,407,442  $ 4,980,376        920,034  $136,232,722  $ 4,308,684
                   ============  ============  ===========   ============  ============  ===========

Chex revenues for the nine months ended September 30, 2005 and 2004 were comprised as follows:

                                    2005                                   2004
                   ---------------------------------------   ---------------------------------------
                     Number of      Dollars       Earned       Number of      Dollars      Earned
                   Transactions     Handled      Revenues     Transactions    Handled     Revenues
                   ------------  ------------  -----------   ------------  ------------  -----------
Personal checks         512,854  $ 98,531,382  $ 4,850,552        509,790   $94,105,653  $ 4,835,509
"Other" checks          210,851    70,315,413      706,550        195,528    65,425,654      631,955
Credit cards            187,171    67,538,081    4,059,690        166,424    57,751,186    2,488,018
Debit cards              35,115    10,875,955      283,821         26,598     8,159,289      117,754
ATM transactions      1,991,761   182,036,559    3,698,890      1,458,393   126,422,619    2,742,180
NSF collection fees                                269,235                                   323,183
Other                                               98,187                                    91,448
                   ------------  ------------  -----------   ------------  ------------  -----------
                      2,937,752  $429,297,390  $13,966,925      2,356,733  $351,864,401  $11,230,047
                   ============  ============  ===========   ============  ============  ===========

Chex cashes personal checks at its cash access locations for fees based upon a percentage of the face amount of the check cashed per each casino contract. Chex also cashes "other" checks, comprised of tax and insurance refunds, casino employee payroll checks and casino jackpot winnings.

Chex credit/debit card cash advance services allow patrons to use their VISA, MasterCard, Discover and American Express cards to obtain cash. In July 2004, Chex began using its own proprietary credit and debit cash advance platform to process cash advance transactions. Accordingly, for the three and nine months ended September 30, 2005, Chex recorded additional revenues of approximately $310,000 and $1,056,000 compared to the three and nine months ended September 30, 2004 due to the new software. During the three and nine months ended September 30, 2004, third party vendors, at their expense, supplied, installed and maintained the equipment to operate the cash advance system. Under vendor agreements, the vendor charges each customer a services fee based upon the cash advance amount and paid a portion of such service fee to Chex.

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

CREDIT CARD INCOME

Credit card income was $40,995 and $159,573 for the three and nine months ended September 30, 2005 compared to $63,243 and $208,421 for the three and nine months ended September 30, 2004. The decrease was due to the attrition of customers.

OPERATING EXPENSES

Total operating expenses for the three and nine months ended September 30, 2005, was $6,512,979 and $19,118,294 compared to $5,057,958 and $14,248,492 for the three and nine months ended September 30, 2004.

LOCATION EXPENSES

Chex location expenses were $3,643,217 and $3,244,970 for the three months ending September 30, 2005 and 2004, respectively and $10,308,587 and $8,223,569 for the nine months ended September 30, 2005 and 2004, respectively. The location expenses are comprised as follows:

                                         Three months ended              Six months ended
                                               June 30,                      June 30,
                                         2005           2004            2005          2004
                                     -----------    -----------     -----------    -----------
 Fees to casinos                     $ 1,770,161    $ 1,514,970     $ 4,855,390    $ 3,890,170
 Salaries and related costs              780,873        827,323       2,361,750      2,324,903
 Returned checks, net of collections      84,708        214,587         417,880        479,832
 Processing fees                         634,590        288,797       1,542,162        486,681
 Selling, general and administrative     334,590        364,243       1,013,300        940,350
 Depreciation and amortization            38,295         35,050         118,105        101,633
                                     -----------    -----------     -----------    -----------
                                     $ 3,643,217    $ 3,244,970     $10,308,587    $ 8,223,569
                                     ===========    ===========     ===========    ===========

Fees to casinos are comprised of compensation paid to the casino pursuant to the terms of each financial services agreement that the Company has entered into with the respective establishment. At locations where Chex provides check-cashing services, Chex pays the location operator a commission based upon the monthly dollar amount of checks cashed or a fixed percentage of the net income from operations at that location. Chex passes on an agreed upon percentage of the surcharge commissions to the locations where ATM's are utilized. At the locations at which Chex uses third party vendors to provide credit/debit card advance services, it pays the operator a commission for each completed transaction. For the locations where Chex's proprietary product is used, Chex pays a fee to the casino based on the fees it receives from processing the transaction. For these transactions, Chex also has a cost of processing the transaction. Chex began installing their proprietary product in July 2004 and accordingly, there was a significant increase in processing costs for the three and nine months ended September 30, 2005 compared to September 30, 2004.

Returned checks, net of collections expense decreased by $61,952 to $417,880 for the nine months ended September 30, 2005 and for the three months ended September 30, 2005, returned checks decreased by $129,879 to $84,708. The primary reason for the decrease was the result of the Company collecting a higher amount of checks that were originally returned for non-sufficient funds.


Chex generally records a returned check expense for potential losses in the period such checks are returned.

Selling, general and administrative expenses for locations include bank charges, depreciation, communications, insurance licensing, collections, and travel and entertainment. For the three and nine months ended September 30, 2005 and 2004, these expenses were comparable.

LOCATION SUPPORT EXPENSES

Location support expenses for the three months ended September 30, 2005 and 2004 were $1,909,275 and $1,477,517, respectively, and $4,823,830 and $4,382,605 for the nine months ended September 30, 2005 and 2004. The expenses were comprised of the following:

                                            Three months ended              Six months ended
                                                 June 30,                       June 30,
                                           2005            2004           2005           2004
                                        -----------    -----------     -----------    -----------
     Salaries and benefits              $   403,517    $   564,223     $ 1,478,318    $ 1,540,376
     Accounting, legal and consulting       195,793        190,981         652,902        451,871
     Stock based compensation                 9,500                          9,500        252,000
     Travel and entertainment                74,384        107,368         276,664        229,656
     Advertising                             47,323         17,746         136,981        110,419
     Allocated expenses from Equitex (1)                                                   91,000
     Depreciation and amortization          327,893        310,296       1,015,819        820,855
     Provision (recovery) of losses                         82,000         (89,159)       226,000
     Other                                  850,865        204,903       1,342,805        660,428
                                        -----------    -----------     -----------    -----------
                                        $ 1,909,275    $ 1,477,517     $ 4,823,830    $ 4,382,605
                                        ===========    ===========     ===========    ===========

(1) Prior to July 1, 2004, Equitex was incurring certain general and administrative expenses on behalf of Chex that were allocated by Equitex to Chex. Beginning July 1, 2004, Chex and FastFunds began incurring these expenses on their own behalf, and accordingly, there is no longer an allocation from Equitex. The expense eliminates in the consolidation of FFFC and Equitex, and accordingly, Equitex has reduced their selling, general and administrative expense by $91,000 for the nine months ended September 30, 2004.

Corporate operating expenses include Chex's Minneapolis administrative office, which supports the 55 operating locations and also includes for the nine months ended September 30, 2005, those expenses associated with FFI's London and Chicago offices. As of June 30, 2005, the London and Chicago offices have been closed and the Company will incur no further expenses related to these locations.

Salaries and related costs decreased for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004 period primarily as a result of the elimination of the corporate staffing of FFI's London office.

Accounting, legal and consulting expenses increased for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004. The increase for the nine months ended September 30, 2005 was primarily as a result of an increase in consulting fees of approximately $186,000. FFI hired marketing and sales consultants to assist the Company in entering the stored-value card international market in the gaming and retail industries. As a result of no revenues being generated to offset these operating costs in June 2005, the Company terminated certain sales and marketing consulting and advisory agreements that previously required the Company to pay approximately $36,000 per month. In addition, FFFC has entered into various consulting agreements with a financial advisor and individuals who provide various consulting services to the Company. These continuing agreements require the Company to pay approximately $15,000 per month.

The stock based compensation expense of $9,500 for the three and nine months ended September 30, 2005 was a result of FFFC issuing 20,000 options to purchase FFFC common stock at $1.10 per share to an officer of FFFC for services. The stock-based compensation expense of $252,000 for the nine months ended September 30, 2004 was a result of Equitex distributing to Chex employees 280,000 of the 800,000 warrants to purchase FFFC common stock at $0.10 per share it received in the Merger. The warrants were determined to have a fair value of $1.00 on the distribution date.

Travel and entertainment expense decreased for the three months ended September 30, 2005 compared to September 30, 2004 primarily as a result of the elimination of travel associated with the closure of the Company's London and Chicago offices. Travel and entertainment increased for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 primarily as a result of the increased costs of travel associated with employees of FastFunds, FFI and consultants during the first six months of 2005.

Prior to July 1, 2004 Equitex was incurring certain general and administrative expenses on behalf of Chex that were allocated by Equitex to Chex. Beginning July 1, 2004, Chex and FastFunds began incurring these expenses on their own behalf, and accordingly, there is no longer an allocation from Equitex.

Depreciation and amortization increased for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004 primarily as a result of increased depreciation as a result of additional fixed assets, as well as the amortization of deferred loan costs.


The valuation allowance on the note receivable from the estate of a deceased officer was decreased by $90,000 for the nine months ended September 30, 2005 compared to an increase of $82,000 and $226,000 for the three and nine months ended September 30, 2004. Shares of Equitex common stock collateralized the note and the allowance was adjusted accordingly based on the value of the underlying collateral. This note was repaid during the nine months ended September 30, 2005.

Other costs included in corporate operating expenses increased for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004. The increase for the three and nine months ended September 30, 2005 was caused by the loss on disposal of approximately $296,000 of hardware and software assets. Additional expenses were incurred related to a contract buyout of approximately $220,000 and director's compensation of $125,000. Additional increases for the nine months ended September 30, 2005 were related costs of $108,000 incurred in connection with the closure of the Company's London and Chicago offices and directors and officers insurance of approximately $80,000.

CORPORATE SELLING, GENERAL AND ADMINISTRATIVE

Corporate expenses include those of Equitex, Denaris and Nova. Total corporate activity expenses for the three and nine months ended September 30, 2005 and 2004 were comprised as follows:

                                          Three months ended              Nine months ended
                                             September 30,                  September 30,
                                         2005            2004           2005           2004
                                      -----------    -----------     -----------    -----------
     Employee costs                   $   739,881    $   112,288     $ 1,048,154    $   335,886
     Accounting and legal                 141,171         74,106         661,638        270,676
     Impairment of notes receivable                                    1,901,911
     Stock based compensation                                                           374,750
     Other                                 79,435        149,077         374,174        661,006
                                      -----------    -----------     -----------    -----------
                                      $   960,487    $   335,471     $ 3,985,877    $ 1,642,318
                                      ===========    ===========     ===========    ===========

Employee costs for the three and nine months ended September 30, 2005 increased by $627,593 and $712,268 from the three and nine months ended September 30, 2004. The 2005 periods include $610,570 and $696,073 of officer's bonus, which were not incurred in 2004. Accounting and legal expenses increased by $67,065 and $390,962 for the three and nine months ended September 30, 2005 compared to September 30, 2004. The increase was primarily attributable to legal expenses associated with the lawsuit against iGames, as well as defending claims made against the Company by iGames. The lawsuits have been settled and the Company anticipates no further expenses associated with the settlement.

During the three and nine months ended September 30, 2005, the Company recorded an impairment on the iGames note receivable of $1,596,111 and increased the valuation allowance related to notes receivable from Equitex 2000, Inc. by $305,000.

Other expenses for the three and nine months ended September 30, 2005 and 2004 include the general operating costs of Equitex, Denaris and Nova. For the three and nine months ended September 30, 2005, Nova general operating expenses decreased compared to the three months ended September 30, 2004. The majority of the decrease in other expenses for the three and nine months ended September 30, 2005 relate to $212,834 of costs associated with various merger and acquisition costs incurred in 2004.

OTHER INCOME (EXPENSE):

Consolidated other expenses for the three and nine months ended September 30, 2005 was $901,307 and $3,063,687 compared to $546,671 and $1,195,140 for the three and nine months ended September 30, 2004. Interest expense increased by $313,602 and $1,684,213 for the three and nine months ended September 30, 2005 compared to September 30, 2004. The increase was primarily attributable to the increase in non-cash interest expense of approximately $436,000 and $1,592,000, respectively, recorded due to the amortization of the beneficial conversion features on convertible promissory notes and warrants. Interest income decreased by $41,034 and $184,334 for the three and nine months ended September 30, 2005 compared to September 30, 2004. The most significant portion of the decrease was $50,000 and $96,111 of interest income recorded on the iGames $2.0 million note in the three and nine months ended September 30, 2004, for which the Company stopped accruing interest in June 2004.

DISCONTINUED OPERATIONS

Discontinued operations represent the operations of Key, which ceased during the fourth quarter of 2003. The loss from discontinued operations was $1,549 and $6,917 for the three and nine months ended September 30, 2005, compared to $2,468 and $8,197 for the three and nine months ended September 30, 2004, respectively.

INCOME TAX EXPENSE

During the quarter ended September 30, 2004, management assessed the realization of its deferred tax assets. Based on this assessment, it was determined to be more likely than not that the Company's deferred tax assets would not be realizable and determined that a valuation allowance was required. Accordingly, the Company's valuation allowance was increased by $1,380,000 to fully reserve for its net deferred tax assets, which resulted in an increase to the provision for income taxes of the same amount. State income taxes of $8,000 were accrued for the three months ended September 3, 2005 and $24,000 and $6,000, respectively, were accrued for the nine months ended September 30, 2005 and 2004.

CONTRACTUAL OBLIGATIONS

In September 2005, the Company closed on $1,500,000 of convertible promissory notes (the "Notes") with two financial lenders (the "Lenders"). The Notes carry a stated interest rate of 10% per annum and have a 24-month term. Interest only payments are due October 2005 through December 2005. Beginning in January 2006 principal and interest payments will amortize over the remaining 21-month period. The Company borrowed $5 million from the same Lenders in March 2004.

In September 2005, the Company issued $454,000 and $200,000 of promissory notes to a related party and third parties, respectively. The third party promissory notes carry a stated interest rate of 6% per annum and have a 120-day term. The related party promissory notes were originally 90-day notes issued by the Company with stated interest rates of 22% to 24% per annum. The Company issued a promissory note that assigned these notes to a corporation that is owned by a director of the Company. The assigned note is due in December 2005 and has a stated interest rate of 10%.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), SHARE-BASED PAYMENT, which addresses the accounting for share-based compensation transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for the Company beginning with the first quarter of 2006. Management is currently evaluating the provisions of this standard. Depending on the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company's financial position and results of operations.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt. The Company has both fixed and variable rate debt, as follows:

                                         September 30,    December 31,
        Contractual obligation               2005             2004          Interest rate
     ----------------------------       --------------   --------------    ---------------
     Notes payable (1)                  $   11,156,497   $   11,402,602    Fixed 9% - 15%

     Convertible promissory notes            3,352,713        4,358,279       Fixed 7%

     Convertible promissory notes (2)        4,162,408        1,974,064    Fixed 5% - 10%

     Operating lease obligations                99,414          169,787    Fixed 6.5% - 7%
                                        --------------   --------------
                                        $   18,771,032   $   17,904,732
                                        ==============   ==============

(1) Notes are unsecured, mature on various dates through December 2005, and are renewable subject to payment with 90 day notice from note holder.
(2) Includes $360,000 assigned to a corporation that is owned by a director of the Company. The original notes bear interest at rates ranging from 22% to 24% per annum.

Amounts above exclude discounts recorded on the face value of the related debt. As most of the Company's average outstanding indebtedness is renewed annually and carries a fixed rate of interest, a change in interest rates is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company during the year ending December 31, 2005.

ITEM 4.     DISCLOSURE CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO")/Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO/CFO has concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation. There were no material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

PART II.        OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

Effective July 21, 2005, the Company, FastFunds Financial Corporation ("FFFC"), Chex Services, Inc. ("Chex"), and iGames Entertainment, Inc. ("iGames") entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement"), pursuant to which the parties agreed to resolve all pending litigation between them and release all claims from litigation. No party to the Settlement Agreement admitted any wrongdoing or liability related to the litigation. The litigation was dismissed with prejudice by the United States District Court for the District of Delaware on July 22, 2005.

Under the terms of the Settlement Agreement, Chex received $500,000 in September 2005. Additionally, FFFC received a contingent warrant to purchase up to 500,000 shares of common stock of iGames at $0.50 per share. The warrant is not exercisable until iGames has achieved $1,000,000 in net income during any given fiscal year.

ITEM 2.         CHANGES IN SECURITIES

         On September 2, 2005, the Company converted $25,000 in legal fees into 5,000 shares of the Company's $0.01 par value common stock at a conversion price of $5.00 per share, the market price of the common stock at the date of conversion.

         On September 28, 2005, the Company converted $95,153 in debts payable by the Company's subsidiary, FastFunds Financial Corporation, into 15,152 shares of the Company's $0.01 par value common stock at a conversion price of $6.30 per share.

         During the quarter ended September 30, 2005, pursuant to a private placement offering to five unaffiliated accredited investors, Equitex, Inc. (the "Company") accepted subscriptions for 123,166 Units of its securities, each Unit consisting of two shares of the Company's $0.01 par value common stock and one three-year warrant to purchase a share of Common Stock at an exercise price of $5.50 per share. The purchase price per Unit was $6.00, and resulted in aggregate proceeds to the Company of $738,996, from which the Company may pay customary fees and expenses, including fees to brokers and consultants.

         The Company offered and sold the common stock indicated above in reliance on an exemption from registration for offers and sales of securities that do not involve a public offering (i.e., Section 4(2) of the Securities Act of 1933, as amended). The shares of common stock issued as described above were not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 Note Assignment agreement between Equitex, Inc. and Transporta LLC dated September 22, 2005.

         10.2 Second Amendment to Agreement and Plan of Merger and Reorganization by and among Equitex, Inc., EI Acquisition Corp. and Hydrogen Power, Inc. dated November 11, 2005.

         31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K during the quarter ended September 30, 2005

     On July 7, 2005, the Company filed a Current Report on Form 8-K reporting Unregistered Sales of Equity Securities under Item 3.02.

     On July 12, 2005, the Company filed a Current Report on Form 8-K reporting its Entry into a Material Definitive Agreement under Item 1.01.

     On July 27, 2005, the Company filed a Current Report on Form 8-K reporting its Entry into a Material Definitive Agreement under Item 1.01.

     On July 28, 2005, the Company filed a Current Report on Form 8-K reporting a Material Modification to Rights of Security Holders under Item 3.03 and an Amendment to Articles of Incorporation or Bylaws under Item 5.03.

     On August 31, 2005, the Company filed a Current Report on Form 8-K reporting Unregistered Sales of Equity Securities under Item 3.02.

     On September 19, 2005, the Company filed a Current Report on Form 8-K reporting its Entry into a Material Definitive Agreement under Item 1.01 and Unregistered Sales of Equity Securities under Item 3.02.

     On November 4, 2005, the Company filed a Current Report on Form 8-K reporting its Entry into a Material Definitive Agreement under Item 1.01.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Equitex, Inc.
                                       (Registrant)

Date: November 21, 2005            By: /s/ Henry Fong
                                       -------------------------------------
                                       Henry Fong
                                       President, Treasurer and
                                       Chief Financial Officer