Form 10-K
period 2005-12-31
EQUITEX INC
filed 2006-04-17
CIK 716101

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended: DECEMBER 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Issuer’s telephone number: (303) 796-8940

Securities registered under Section 12 (b) of the Exchange Act:
NONE

Securities registered under Section 12 (g) of the Exchange Act:
COMMON STOCK, $.01 PAR VALUE COMMON STOCK CLASS A REDEEMABLE WARRANTS COMMON STOCK CLASS B REDEEMABLE WARRANTS
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  ☐Yes ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days: ☒Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☒

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Large Accelerated Filer ☐,	Accelerated Filer ☐,	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes ☒No

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2005, the last business day of the registrant's most recently completed second fiscal quarter, was $24,656,182, based on the last sale price of the Registrant's common stock ($4.30 per share) as reported on The Nasdaq Capital Market.

The Registrant had 11,152,653 shares of common stock outstanding as of April 10, 2006.

Documents incorporated by reference: None

EQUITEX, INC.
FORM 10-K

THIS REPORT MAY CONTAIN CERTAIN “FORWARD-LOOKING” STATEMENTS AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 OR BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE REGISTRANT’S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE REGISTRANT’S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS “MAY”, “WILL”, “EXPECT”, “BELIEVE”, “ANTICIPATE”, “INTENT”, “COULD”, “ESTIMATE”, “MIGHT”, OR “CONTINUE” OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE REGISTRANT’S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO ACQUISITIONS, GOVERNMENTAL REGULATION, MANAGING AND MAINTAINING GROWTH, THE OPERATIONS OF THE COMPANY AND ITS SUBSIDIARIES, VOLATILITY OF STOCK PRICE AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER REGISTRANT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

In August 2002 we formed a new majority owned subsidiary, Denaris Corporation, to pursue opportunities in stored value card operations. In return for assigning our rights to certain notes receivable as well as the opportunity to acquire certain technological and other information from our subsidiary Key Financial Systems, Denaris agreed to pay Equitex $250,000 in the form of a promissory note as well as 5,000,000 shares of Denaris common stock. As of December 31, 2005, Denaris had 6,500,000 shares of common stock outstanding; therefore, we owned 77% of the outstanding common stock.

On June 7, 2004, a wholly owned subsidiary of Seven Ventures, Inc., a publicly traded company, merged with and into Chex Services (the “Merger”). Subsequent to the merger, Seven Ventures changed its name to FastFunds Financial Corporation (“FastFunds” or “FFFC”) and is presently trading on the Over-the

Counter Bulletin Board under the symbol “FFFC”. In the Merger, we exchanged our 100% ownership of Chex Services for 7,700,000 shares of FastFunds common stock representing approximately 93% of FastFunds’ outstanding common stock immediately following the Merger. In addition, we received warrants to purchase 800,000 shares of FastFunds common stock at an exercise price of $0.10 per share, expiring five years from the date of closing. In connection with the Merger, FastFunds received $400,000 through the issuance of convertible promissory notes bearing interest at five percent per annum, which are convertible into 4,000,000 shares of their common stock upon the occurrence of certain future events. Unless earlier converted, any outstanding balance of principal and interest is due on April 14, 2007. In June 2004, $100,000 of principal of the convertible promissory notes was converted into 1,000,000 shares of common stock; and an additional $100,000 of principal of the convertible promissory notes was converted into 1,000,000 shares of common stock in August 2004. The remaining $200,000 of convertible promissory notes remains convertible into 2,000,000 shares of FFFC common stock upon the occurrence of certain future events. As of December 31, 2005, FastFunds has 10,513,672 shares of stock outstanding; therefore, we owned 73% of the outstanding common stock on that date. As of March 31, 2006, we own approximately 81% of FFFC common stock.

On December 22, 2005, FFFC and Chex entered into an Asset Purchase Agreement (the “APA”) with Game Financial Corporation (“Game”), pursuant to which FFFC an Chex agreed to sell substantially all the assets of Chex (the “Asset Sale”). Such assets also represent substantially all of the operating assets of FFFC on a consolidated basis. On January 31, 2006, FFFC and Chex completed the Asset Sale for $14 million pursuant to the APA. Additionally, FFFC and Chex entered into a Transition Services Agreement (the “TSA”) with Game pursuant to which FFFC and Chex agreed to provide certain services to Game to ensure a smooth transition of the sale of the cash access financial services business. Equitex agreed to serve as a guarantor of FFFC’s and Chex’s performance obligations under the TSA.

On February 28, 2006, we held a special meeting of shareholders at which two proposals were ratified authorizing the acquisition (the “Acquisition”) of Hydrogen Power, Inc. (“HPI”) by El Acquisition Corp., a newly formed subsidiary of the Registrant (“Merger Sub”), as well as certain related common stock issuances. Effective March 14, 2006, pursuant to an Agreement and Plan of Merger and Reorganization as amended, (the “Merger Agreement”) HPI merged with and into Merger Sub (the “Merger”), and Merger Sub, the surviving corporation to the Merger, remaining a wholly-owned subsidiary of the Registrant, was renamed Hydrogen Power, Inc.

Per the terms of the Merger Agreement, as amended, Equitex issued to the former shareholders of HPI 2,338,990 shares of its common stock and has reserved 132,122 shares of its common stock to be issued upon exercise of options to purchase 1,550,000 shares of HPI common stock outstanding immediately prior to the time of the Merger. These shares represented approximately 29% of our common shares outstanding of 8,627,779 on the date of issuance.

Equitex also issued to the stockholders of HPI 300,000 shares of its Series L Preferred Stock (the “Preferred Stock”). The Preferred Stock is convertible into common stock of the Registrant in three tranches of 100,000 shares each (referred to as the L-1, L-2 and L-3 Preferred Stock, respectively), on the 180th, 270th and 360th day following closing of the merger, respectively; each tranche shall be convertible into 40% of the Registrant’s common stock outstanding on the respective date of conversion. The conversion of the Preferred Stock will be subject to the achievement by HPI of certain performance benchmarks as defined in the Certificate of Designation of Series L Preferred Stock, including HPI’s use of its hydrogen technology to develop prototype generators, with marketable value, for various micro and portable power applications and for various macro power applications such as fuel cells and internal combustion engines. The successful achievement of these benchmarks, and thus the conversion of the Preferred Stock, shall be determined by Equitex in its sole discretion. In the event all three series of Series L Preferred Stock are converted into Equitex common stock, the former stockholders of HPI would own approximately 73% of Equitex’s common stock on a post-transaction basis (assuming that Equitex does not, prior to the conversion of the L-3 Preferred Stock, issue any additional shares of common stock other than pursuant to conversion of the Series L Preferred Stock).

In addition, Equitex issued warrants to purchase up to 1,600,000 shares of $0.01 par value common stock at $3.00 per share in exchange for outstanding warrants to purchase an equivalent number of shares of HPI common stock.

In July and September 2005, Equitex loaned to HPI an aggregate of $3,000,000 to be used for the exploitation and commercialization of HPI’s technology. Pursuant to the Fifth Amendment to the Merger Agreement, dated March 10, 2006, Equitex agreed to forgive payment of the $3,000,000 and accrued interest as a condition of closing. Additionally, Equitex utilized the proceeds of the Note as described below as a contribution of capital to EI Acquisition Corp., which proceeds were transferred to HPI at closing.

Pursuant to a Share Exchange Agreement dated December 5, 2005 with a stockholder of Hydrogen Power, Aton Select Fund Limited (“Aton”), immediately prior to the effective time of the Merger, Equitex held 850,000 shares of HPI common stock that it obtained from Aton in exchange for Equitex’s issuance of 700,000 shares of its common stock. The Share Exchange Agreement was contemplated in the Merger Agreement.

HPI is a Seattle-based company, organized under the laws of the State of Delaware in December 2003, which has sub-licensed a patented technology for the United States, South America, Mexico and Canada, which was developed at the University of British Columbia for producing hydrogen gas in a process called “Hydrogen Now™.” The term of the sub-license pursuant to which HPI has its rights to the Hydrogen Now technology, as well as the license pursuant to which HPI’s sub-licensor has its rights to the technology, expires on the date on which the last patent covered by the sub-license and license expires, which is currently no sooner than February 2021.

The officers and directors of HPI will remain in their respective positions, with Equitex having the option to appoint one additional HPI director. HPI shall have the option to appoint one additional Equitex director. There was no material relationship between HPI and any officer or director of the Registrant.

As a result of this transaction, the total number of shares issued by the registrant equaled 40% of the outstanding shares of Equitex common stock immediately prior to the effective time of the merger including those issued to Aton in the Share Exchange Agreement described above as well as the 132,122 shares reserved for issuance in connection with outstanding HPI warrants. As of March 14, 2006, the Registrant has 10,966,769 shares of common stock outstanding.

As a condition to the Merger Agreement, Equitex was required to make a $5 million contribution to capital to El Acquisition Corp., which proceeds were transferred to HPI at closing. On March 14, 2006, Equitex and FFFC entered into a Secured Promissory Note (“Note”), Stock Pledge Agreement (“Pledge”) and Profit Participation Agreement through which FFFC loaned Equitex $5 million. The Note is due March 14, 2007, and accrues interest at 10% per annum, payable at three, six and nine months from the issuance date. Pursuant to the Pledge, Equitex has pledged all of its shares of HPI to FFFC to guarantee payment of the Note. Additionally, the parties executed the Profit Participation Agreement, whereby Equitex granted to FFFC a net profit interest, as defined in the Agreement, in the amount of 10% of the net profit derived from HPI during the period the Note is outstanding.

On March 17, 2006, we received a Nasdaq Staff Determination letter indicating that the Company failed to comply with certain requirements for continued listing set forth in Marketplace Rule 4340(a) and that our securities are subject to delisting from The Nasdaq Capital Market. Under Marketplace Rule 4340(a), “an issuer must apply for initial inclusion following a transaction whereby the issuer combines with a non-Nasdaq entity, resulting in a change of control of the issuer and potentially allowing the non-Nasdaq entity to obtain a Nasdaq Listing”. The Nasdaq Staff Determination concluded that the Company’s recent acquisition of HPI is a “reverse merger” and, to avoid delisting, the Company was required to submit an initial listing application and meet the initial listing criteria on The Nasdaq Capital Market in accordance with the referenced Marketplace Rule.

In anticipation of Nasdaq’s determination under Rule 4340(a), we filed an initial listing application with The Nasdaq Stock Market on March 9, 2006, prior to closing our transaction with HPI. Additionally, pending

Nasdaq’s review of the initial listing application, on March 23, 2006, we exercised our right to appeal the delisting of our securities by The Nasdaq Stock Market to a Listing Qualifications Panel pursuant to the procedures set forth in The Nasdaq Marketplace Rule 4800 Series. Although we currently believe that we satisfy the Nasdaq requirements for initial listing, Nasdaq has significant discretion in the initial listing process and considers various subjective factors so there can be no assurance that our initial listing application will be approved or that our common stock will continue to be listed for trading on The Nasdaq Capital Market.

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

For the past three fiscal years, we have operated in only one reportable business segment, cash disbursement services. Financial information regarding that segment is contained in the financial statements listed under Item 15. Following the sale by FFFC and Chex of significantly all of their business operations, we no longer have any operations in that segment other than those required under the TSA. As a result of the acquisition of HPI, we now operate in the alternative energy industry segment.

(c) Narrative description of business.

EQUITEX

We are a holding company that now operates primarily through our wholly-owned subsidiary, Hydrogen Power, Inc., a Delaware corporation, our majority-owned subsidiary, FastFunds Financial Corporation (“FastFunds”), a Nevada Corporation, and its operating subsidiary, Chex Services, Inc. (“Chex”), a Minnesota corporation, as well as our majority-owned subsidiary, Denaris Corporation (“Denaris”), a Delaware corporation. FastFunds and Chex, effective January 31, 2006, sold substantially all of its operating assets and have limited operations. We also have run-off operations from our wholly owned subsidiary Nova Financial Systems, Inc., a Florida corporation. Our wholly-owned subsidiary, Key Financial Systems, Inc., a Florida corporation, ceased run-off operations in the fourth quarter of 2003. The business operation of each subsidiary is outlined more fully below.

FASTFUNDS FINANCIAL CORPORATION

FastFunds Financial Corporation’s primary business prior to the Asset Sale on January 31, 2006, was that of its wholly owned subsidiary, Chex. Chex was formed to provide comprehensive cash access services to casinos, and other gaming establishments, and to market its products a la carte to other establishments in the casino, entertainment, and hospitality industries.

Prior to the Asset Sale, Chex operated at 46 casino, gaming and other retail establishments throughout the United States. At each of these locations Chex provided any one or a combination of: check cashing; credit/debit card cash advance systems; and ATM terminals. Chex either staffs the locations with its personnel or provides its products and services to the locations based upon the contract with the location.

Chex’s services were provided pursuant to the terms of financial services agreements entered into with each respective establishment. These agreements specified which cash access services were to be provided by Chex, the transaction fees to be charged by Chex to patrons for each type of cash access transaction, and the amount of compensation to be paid by Chex to the location. Pursuant to all of these agreements, Chex maintained the exclusive rights (with rare exception) to provide its services for the term of the contract.

At each of the locations where Chex provided its cash access services, it must have sufficient cash available to process both check cashing and credit card advance transactions. Additionally, at each location where it operated ATMs, Chex must have sufficient cash available to replenish the ATM machines. The amount of cash required is dependent upon the transaction volumes of each product and the average dollar amount per transaction. To meet its cash needs, Chex arranged to have the cash it maintains on deposit delivered from a local bank as needed. If Chex is providing its products to its customers, then the customer is responsible for providing the cash to manage its operations. Chex has a treasury management account with Wells Fargo Bank that is set up to sweep all the local banking accounts each day in order to control, expedite, and realize economies of scale in their money management.

Credit/Debit Card Cash Advance Services. Chex’s credit/debit card cash advance services allowed patrons to use their VISA, MasterCard, Discover, and American Express cards to obtain cash. The remote cash access terminals and other equipment used to provide credit/debit card advance services were provided by a vendor pursuant to agreements between Chex and the vendor. Each of the agreements required the vendor to supply, install and maintain, at the vendor’s expense, the equipment and supplies necessary to operate the cash advance system. Chex developed its own proprietary credit/debit card cash advance system (called “CreditGuard”) and began to retrofit all of its locations to enable them to use the new technology beginning in the second quarter of 2004. In addition, the Chex sales organization began marketing the CreditGuard product to the gaming and retail industry in 2004.

At the locations at which Chex provided credit card advance services, it paid the operator a commission for each completed credit card cash advance transaction. At locations which utilize CreditGuard, casinos had the funds electronically transferred into their account, thus maximizing their cash position and expediting the float of funds. At the locations where we utilized third-party vendors, under the terms of the vendor agreements, the vendor charged each patron completing a credit card advance transaction a service fee based on the cash advance amount and paid a portion of such service fee to Chex. The service fee and the credit card cash advance amount were charged against the credit card account of the location patron effecting the transaction and deposited by the appropriate credit card company into the vendor’s account. The vendor reimbursed Chex for the advance amount, by check, and paid the commission due to Chex in the month following the month in which the transaction was completed.

For the years ended December 31, 2005 and 2004, Chex processed approximately 300,000 and 256,000 credit/debit card transactions, respectively. These transactions totaled over $106 and $87 million in advances and earned fees of approximately $6,010,000 and $3,719,000, respectively.

Check Cashing Services. Chex’s check cashing services allowed location patrons to access cash by writing a check to Chex at its teller facility staffed by employees of the company. Chex employees conducted the authorization and verification process for check cashing transactions in accordance with detailed procedures developed by Chex to help minimize bad debt from returned checks.

Chex charged the customer a fee for cashing checks. The fee for personal checks ranged from 3% to 6% of the amount of the cashed check. At the locations where Chex provided check-cashing services, Chex paid the location operator a commission based upon the monthly amount of checks cashed. Chex also cashed other financial instruments, such as money orders, government checks, payroll checks and insurance checks at varying service fee charges.

For the years ended December 31, 2005 and 2004, Chex cashed over $226 and $213 million in customer checks and earned fees of approximately $7,170,000 and $7,183,000, respectively, on these transactions.

ATM Systems. Under the terms of agreements with each processor, also known as a vendor, Chex received a surcharge fee for each cash withdrawal and the vendor credits Chex’ bank settlement account for each transaction, less any processing fees. The surcharge, which is a charge in addition to the cash advance, was made against the bank account of the patron effecting the transaction and deposited in the vendor’s account. The vendor reimbursed Chex for the cash advance amount generally within two days of the transaction and paid the surcharge commission due Chex for each withdrawal either immediately or in the month following the month in which the transactions were completed. This variance in the timing of the surcharge payments was based upon the ATM processing agreements between Chex and its vendors. The Company generally passed on an agreed upon percentage of the surcharge commissions to the locations where the ATMs were placed. For the years ended December 31, 2005 and 2004, Chex processed 2.6 and 2.0 million ATM transactions with $241 and $176 million in advances and earned fees or commissions of approximately $4,887,000 and $3,807,000, respectively.

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

Paymaster Jamaica Agreement. In August 2002, we signed a Memorandum of Understanding (“MOU”) with Paymaster Jamaica Ltd. headquartered in Kingston, Jamaica. Paymaster Jamaica commenced operations in October 1997, offering improved revenue collection and customer care facilities to businesses, institutions and consumers on the island of Jamaica. It offers its client companies a viable, cost effective alternative to retaining their own commercial offices. Paymaster Jamaica's clients include every local utility company, five remittance companies, select internet service providers and cable networks, among others. Paymaster Jamaica presently has over 700,000 consumer clients accessing services at approximately 100 service outlets processing over 450,000 transactions per month with average collections of Ja$1.7 billion (US$27 million). In addition to its bill payment services, Paymaster Jamaica offers cash remittance services affording its customers the convenience to send and receive all types of remittances nationally or internationally via cash or debit cards.

In 2002, Paymaster Jamaica executed a contract with the Jamaican Postal Service providing exclusive "transactions system rights" for twenty years throughout the 640 branch network, including the country's prime commercial areas. This agreement gives Paymaster Jamaica an exclusive right to provide its services at all post office locations throughout the island.

In 2002, under the terms of the MOU we advanced $500,000 to Paymaster Jamaica in exchange for a 10% promissory note due in 2008. Under the terms of the Paymaster Jamaica note, Paymaster Jamaica may convert the amounts due under the capital advance into equity of a newly formed subsidiary, Paymaster Worldwide, which would then be jointly owned by Denaris and Paymaster Jamaica. Paymaster Worldwide is to franchise the Paymaster Jamaica business model to other markets initially in other Caribbean countries with the possibility of eventually going worldwide.

During 2003, Denaris began designing a funds payment and transfer computer system which was tested and operated for a short period of time in certain of Paymaster's locations. This system was designed to be capable of handling additional products and services that are similar in nature to Paymaster Jamaica's existing products as well as remittance and stored value products. Additional products intended to be supported by the proposed system were to include bill payment transactions, cash transfer program, direct deposit of payroll to stored value cardholder accounts, and prepaid long distance and prepaid cellular products. The system has not been fully completed and was taken out of service in 2004.

Denaris is presently in discussions with Paymaster to determine the future of the companies’ relationship as well as the resolution of the Paymaster promissory note. Although no further agreements have been reached to date, the companies have agreed that no further work will be performed by Denaris on the Paymaster Jamaica computer systems. The companies continue to discuss development of a stored value card program for Paymaster Jamaica.

A significant feature of the stored value card generally is the ability to transfer funds from card to card either locally, or internationally. Utilizing this feature, customers may transfer balances from one card to another, either locally, or internationally, with the funds being available to the transferee immediately. Transfers are made between two separate cards via a PIN based system. In addition, cardholders may use their card to pay bills with Paymaster Jamaica bill-pay clients, which include every local utility company, five remittance companies, select internet service providers and cable networks, among others.

Initially in August 2004, we, along with Denaris, executed a non-binding letter of intent to acquire Digitel Network Corporation, Platinum Benefit Group, Inc., National Business Communications, Inc., Personal Voice, Inc. and Private Voice, Inc. (collectively the "Companies") all based in Clearwater, Florida. The Companies design, develop and market stored value card programs as well as personal voice mail products through their call center operations. In conjunction with their stored value card products, the Companies offer the Platinum Benefit Group premium service that includes vehicle roadside assistance, a prescription discount program, a dental care discount program, a registered nurse hotline and a family legal plan. The Companies also offer personal voice mail services through Personal Voice, Inc. and Private Voice, Inc. We are still evaluating this potential investment and completion of these acquisitions is subject to further due diligence by both parties, negotiation and execution of a definitive agreement, necessary state or federal regulatory approvals, board of director approval and any necessary stockholder approvals.

Competition. Currently many large financial institutions and funds transfer services are offering stored value cards, which compete directly with Denaris' products. In addition, Denaris competes with major funds transfer services which include Western Union and other similar companies operated by multi-national corporations with resources substantially more significant than those of Denaris.

Government Regulation. Denaris operations would be regulated by individual state money transmitter licensing requirements and we may be required to obtain and maintain licenses to do business in certain states. Denaris also may be subject to certain federal and international anti-money laundering laws.

Many states have licensing laws and other regulatory requirements relating to money transfers. Such licensing laws may require regulatory approval of agents, business forms, customer disclosures and require periodic reports by a licensee, in addition to possible net worth requirements. Many states also require compliance with federal and/or state anti-money laundering laws and regulations.

Funds transfer programs are subject to regulation by the United States including provisions of the USA Patriot Act of 2001 and other similar federal programs administered by the Treasury Department. These regulations include anti-money laundering laws and regulations relating to foreign money transfers and may prohibit or restrict transactions to or from, or dealings with, specified countries, their governments, or certain of their nationals including individuals and entities designated as narcotics traffickers and terrorists or terrorist organizations. Money transfer companies may be required to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and maintain transaction records.

In addition, money transfer businesses may be subject to some form of regulation in many foreign countries and territories in which such services are offered.

KEY FINANCIAL SYSTEMS AND NOVA FINANCIAL SYSTEMS

Key Financial Systems, Inc. and Nova Financial Systems, Inc. are Florida corporations formed in June 1997 and September 1998, respectively. Both companies were formed to design, market and service credit card products aimed at the sub-prime market consisting mainly of consumers who may not qualify for traditional credit card products. Nova processes payments on a single remaining portfolio which provides the company with “run-off” operations. Key Financial Systems ceased “run-off” operations in the fourth quarter of 2003 with the closing of its only portfolio. As a result, Key Financial Systems operations for the years ended December 31, 2005, 2004 and 2003 have been presented as discontinued operations in our financial statements as described more fully in Note 3 to the financial statements accompanying this report.

At the close of business on March 1, 2002, the Office of the Comptroller of the Currency closed Net First National Bank, the sole issuing bank for the Pay As You Go credit card program, and appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Subsequent to the closure, the FDIC informed the Pay As You Go credit card cardholders that their accounts were being closed and any monies due refunded. As a result, Key Financial Systems immediately suspended marketing the Pay As You Go credit card. In May 2002, Key Financial Systems filed a claim with the FDIC for all funds due from Net First National Bank to Key Financial Systems under the credit card program agreement through the date federal banking regulators closed Net First. The total amount of the claim was $4,311,027. As of December 31, 2002, Key Financial Systems and Nova had ceased business operations, however, Nova continues to receive residual payments on approximately 1,000 cards still active in the Merrick Bank portfolio at December 31, 2005, down from approximately 1,600 at December 31, 2004 and 2,000 at December 31, 2003. The Merrick Bank portfolio should continue to see a decline in active accounts in 2006. Effective October 2003, Key Financial Systems ceased operating a second card portfolio previously operated through KBank as only three cards remained active. Key Financial Systems and KBank terminated the Credit Card Program Agreement on March 31, 2004.

HYDROGEN POWER, INC.

Hydrogen Power, Inc. (or “HPI”) is a Seattle-based development-stage company, organized under the laws of the State of Delaware in December 2003, which has sub-licensed a patented technology developed at the University of British Columbia for producing hydrogen gas in a process called “Hydrogen Now™.” The Hydrogen Now patented system creates pure hydrogen from the reaction of aluminum and water by a water-split reaction. Hydrogen Now can be used to generate hydrogen on-site and on-demand without electricity, thus offering the potential to overcome significant transportation and storage problems. The Hydrogen Now process has the potential to supply hydrogen at customized rates and pressures. The term of the sub-license pursuant to which HPI has its rights to the Hydrogen Now technology, as well as the license pursuant to which HPI’s sub-licensor has its rights to the technology, expires on the date on which the last patent covered by the sub-license and license expires, which is currently no sooner than February 2021.

Aluminum is the third most abundant element (after oxygen and silicon) in the earth’s crust and water is widely available. In addition, waste or scrap aluminum may be used in the reaction process and the by-products can be recycled.

HPI has been established to commercialize patented technology for a new method of producing hydrogen through an aluminum-assisted water split reaction process called Hydrogen Just in Time™ and Hydrogen Now. Consumers do not have convenient access to hydrogen as they have with gasoline, electricity, or natural gas. Hydrogen in its gaseous form is a difficult element to transport or store. If hydrogen is produced from the electrolysis of water or the reforming of fossil fuels, these transportation and storage problems becomes a major obstacle to any commercialization.

HPI Technology. In the present form of the HPI technology noted in US patents 6,440,385 and 6,582,676, hydrogen is generated from a non-reversible water split reaction using aluminum mechanically alloyed with water soluble inorganic salts (WIS) catalysts. Under normal circumstances, scientists would use strong acids or alkalis to dissolve the film around aluminum. Hydrogen Power uses a mixture of ground aluminum, alumina, a non-metallic additive (catalyst) and water to prevent formation of a non-reactive layer and create a continuous reaction until the aluminum is depleted. The process operates at normal pressures and temperatures. The mechanism of the present technology involves pit corrosion of the passivation layer by aggressive anions. Prevention of the passivation layer makes possible a feasible hydrogen generation system. The nonreversible nature of the reaction allows HPI to produce pressurized gas without the need for compressors. To date, HPI has demonstrated the ability to create 4,500 psig (300 atm) hydrogen. Hydrogen Power is presently investigating commercial applications that would involve the use of its hydrogen generation technology to generate hydrogen with the objective of creating hydrogen generation solutions that offer reduced operating costs and capital expenditures, ease of processing, and increased safety in comparison to conventional hydrogen solutions.

HPI technology does not require any supplemental energy, electrical or otherwise, to produce pure hydrogen gas. The hydrogen that is generated is pure hydrogen that can be used in fuel cell applications to generate electricity. The reaction produces an aluminum hydroxide byproduct which can be recycled and reused in the hydrogen generation process. The hydrogen generation process in respect of which Hydrogen Power has acquired technology rights to under the sub-license has never been used for commercial purposes and there is no assurance that we will be able to apply the process for commercial purposes. HPI’s technology is still in the development stage.

On-site production of compressed hydrogen negates the need for compressed liquefied hydrogen transportation. Further, the spent fuel from the HPI technology is environmentally inert and easily recycled back into aluminum or can be used in a number of different commercial applications. HPI’s patented technology has the potential to provide high pressure hydrogen in large volumes for use in applications where compressed hydrogen is required, such as hydrogen filling stations.

Hydrogen Power’s objective is to develop and market our licensed proprietary hydrogen production process for use in commercial applications that require hydrogen, but where hydrogen storage and/or distribution is not feasible. HPI management believes, based on its preliminary research, that its hydrogen production process may be a commercially viable process for fuel cell applications where on-demand hydrogen is required or is an advantage. Fuel cells that use hydrogen are being considered for the following applications, although use of hydrogen-based fuel cells for these applications has been of limited commercial application to date and there is no widespread adoption of hydrogen-based fuel cells:

•	Fuel cells for transportation, including buses, trucks and automobiles; and

•	Portable and small-scale fuel cell based stationary power generation, including power for mobile electronics, small power equipment, residential and commercial/institutional power generation systems.

Where fuel cells are used for transportation and for portable and small-scale stationary power generation, it may be advantageous for the hydrogen to be created on-demand when required, rather than being stored in pressurized storage vessels. As Hydrogen Power’s licensed process has the potential to offer a means of creating hydrogen on demand and due to the potential commercial demand for hydrogen-based fuel cells, we believe that investigation of our licensed hydrogen generation process and hydrogen generation reactors for use in commercial applications is warranted.

Hydrogen Power has a fully functional product development laboratory equipped to carry out hydrogen-related testing, research and engineering. Hydrogen Power has also made working arrangements with two university laboratories - the Department of Metals and Materials Engineering at the University of British Columbia, Canada and the Department of Metals at the University of Washington, Seattle - to make use of the larger, more sophisticated pieces of equipment already available at those facilities. Hydrogen Power is at the early stage of testing and evaluating the commercial application of the licensed technology and the design and engineering of prototypes.

Competition. As alternative energy technologies including hydrogen power generation technologies have the potential to replace existing power products, competition for those products will come from current power technologies, from improvements to current power technologies and from new alternative power technologies, including other types of alternative energy technologies.  Each of Hydrogen Power’s target markets is currently serviced by existing manufacturers with existing customers and suppliers.  These manufacturers use proven and widely accepted technologies such as internal combustions engines and turbines as well as coal, oil and nuclear powered generators.

Additionally, there are competitors working on developing technologies other than hydrogen power generation systems (such as fuel cells, advanced batteries and hybrid battery/ICEs) in each of Hydrogen Power’s targeted markets.  Some of these technologies are as capable of fulfilling existing and proposed regulatory requirements as hydrogen power technology.

There are many different individuals, institutions and companies across the United States, Canada, Europe and Japan, including corporations, national laboratories and universities that are actively engaged in the development and manufacture of alternative energy technologies including hydrogen generation technologies.  Each of these competitors has the potential to capture market share in any of our future target markets.

Many of these competitors have substantial financial resources, customer bases, strategic alliances, manufacturing, marketing and sales capabilities, and businesses or other resources which give them significant competitive advantages over Hydrogen Power.

Government Regulation. HPI is not currently subject to any substantial governmental regulations other than those common to any operating business. While we believe the hydrogen power generation products we are developing are environmentally benign, we may be subject to national or local environmental laws regarding the disposal or recycling of aluminum or water waste or other unforeseen by-products from our developing technologies.

It is possible that we will encounter industry-specific government regulations in the future in any jurisdictions in which we may operate. Regulatory approvals may be required for the design, installation and operation of stationary and mobile hydrogen fuel stations and other fuel cell systems should we successfully develop and implement those products. It is HPI’s intention to comply with all necessary governmental regulations that may be imposed on products or services we develop for commercial use. Any delay in gaining necessary regulatory approval for future products or services could cause a delay in our development and growth.

ITEM 1A. RISK FACTORS

Before deciding to invest in our common stock, you should carefully consider each of the following risk factors and all of the other information set forth in this Form 10-K. The following risks could materially harm our business, financial condition or future results. If that occurs, the trading price of our common stock could decline, and you could lose all or part of your investment.

RISKS ASSOCIATED WITH OUR COMPANY AND HISTORY:

We had a net loss in 2003, 2004 and 2005, and we do not anticipate we will be profitable in 2006 as we continue to develop our hydrogen technology.

We incurred a net loss of approximately $8.8 million (a net loss applicable to common stockholders of approximately $9.5 million) for the year ended December 31, 2005, as compared to a net loss of approximately $7.5 million (a net loss applicable to common stockholders of approximately $7.7 million) for the year ended December 31, 2004, and a net loss of approximately $4.6 million (a net loss applicable to common stockholders of approximately $5.2 million) for the year ended December 31, 2003. We anticipate further losses for the year ended December 31, 2006 as we continue to develop the hydrogen generation technology for Hydrogen Power, Inc. There is also no assurance we will be profitable in the year ending December 31, 2006 or 2007.

We presently have no operating business and therefore no significant sources of income unless and until Hydrogen Power, Inc. develops commercially viable products or we provide for other capital sources the nature of which could be detrimental to our current shareholders.

With the sale by FastFunds and Chex of substantially all of their operating assets, we no longer have an operating business and therefore have no significant sources of revenue or income. While we provided $8 million to Hydrogen Power in connection with the recent acquisition, there can be no assurance those funds will provide enough working capital for HPI to develop and market one or more commercially viable products or services, nor that HPI will be able to develop commercially viable products or services at all. Should HPI be unable to develop commercially viable products or services as presently contemplated and in the absence of other future business opportunities which we may or may not develop, the lack of revenue generating operations would require us to find other sources of income to operate our business in the future. There is no guarantee we will be able to locate and successfully implement other sources of funds for our future operations, if necessary, or that if such funds are available the cost and nature of those funds will be on terms favorable to our current stockholders.

We are subject to Sarbanes-Oxley and the reporting requirements of federal securities laws, which can be expensive.

As a public reporting company, we are subject to the Sarbanes-Oxley Act of 2002, as well as the information and reporting requirements of the Securities Exchange Act of 1934, as amended, and other federal securities laws. The costs of compliance with the Sarbanes-Oxley Act will add significant cost to our preparing and filing annual and quarterly reports, proxy statements and other information with the SEC, and furnishing audited reports to stockholders.

RISKS ASSOCIATED WITH OUR SECURITIES:

We have received a Staff Determination letter from the Nasdaq Stock Market informing us that our securities are subject to delisting as a result of the HPI acquisition. As a result, we may be unable to maintain our listing on The Nasdaq Capital Market, which failure could limit the ability of our stockholders to sell our common stock at prices and at times they believe appropriate.

Our common stock is currently traded on The Nasdaq Capital Market. On March 17, 2006, we received a Nasdaq Staff Determination letter indicating that the Company fails to comply with certain requirements for continued listing set forth in Marketplace Rule 4340(a) and that our securities are subject to delisting from The Nasdaq Capital Market. Under Marketplace Rule 4340(a), “an issuer must apply for initial inclusion following a transaction whereby the issuer combines with a non-Nasdaq entity, resulting in a change of control of the issuer and potentially allowing the non-Nasdaq entity to obtain a Nasdaq Listing”. The Nasdaq Staff Determination concluded that the Company’s recent acquisition of HPI is considered a “reverse merger” and the Company was required to submit an initial listing application and meet the initial listing criteria on The Nasdaq Capital Market in accordance with the referenced Marketplace Rule.

In anticipation of compliance with Rule 4340(a), we filed an initial listing application with The Nasdaq Stock Market on March 9, 2006, prior to closing our transaction with HPI. Additionally, pending Nasdaq’s review of the initial listing application, on March 23, 2006, we exercised our right to appeal the delisting of our securities by The Nasdaq Stock Market to a Listing Qualifications Panel pursuant to the procedures set forth in The Nasdaq Marketplace Rule 4800 Series. Although we currently believe that we satisfy the Nasdaq requirements for initial listing, Nasdaq has significant discretion in the initial listing process and considers various subjective factors so there can be no assurance that our initial listing application will be approved or that our common stock will continue to be listed for trading on The Nasdaq Capital Market.

In the past, we have received several letters from Nasdaq notifying us of failures to comply with Nasdaq’s continued listing requirements. Such letters were received in January 2005 and July 2004, and related to the failure of our common stock to maintain the minimum bid price of $1.00 per share that is required for continued listing. In each case, we ultimately regained compliance with the minimum bid price requirement.

We can provide no assurance we will continue to meet all of the required continued listing requirements to remain on The Nasdaq Capital Market. If for any reason our common stock is delisted from The Nasdaq Capital Market, our common stock would likely be quoted on either the electronic bulletin board or on the pink sheets. Securities quoted on the over-the-counter bulletin board and pink sheets are only rarely covered by securities analysts. In addition, these quotation and trading systems generally involve a slower flow of bid, ask and sales information and fewer market making broker-dealers, which factors typically result in lower prices for quoted securities. As a result, the delisting of our common stock from The Nasdaq Capital Stock Market would could make it more difficult for our stockholders to sell their shares of our common stock at times and at prices they believe appropriate.

The conversion of outstanding preferred stock and the exercise of options and warrants, at prices below the market price of our common stock could cause a decrease in the market price of our common stock.

On August 25, 2005, we issued 3,055 shares of Series K preferred stock in exchange for all of our previously outstanding Series G preferred stock and Series I preferred stock (for which there were approximately $3,055,000 in redemption value plus unpaid dividends). As of March 31, 2006, 711 shares of our Series K preferred stock had been converted into 260,631 shares of our common stock leaving 2,344 shares of Series K preferred stock outstanding. The conversion of our outstanding preferred stock into a maximum of 932,669 shares of our common stock based on the 20% limitation, and the exercise of options and warrants into a maximum of 8,896,400 shares of our common stock at the currently applicable weighted-average exercise price of approximately $4.76 per common share, may be below the market price of our common stock at the time such securities are exercised and converted.

Depending on the market price of our common stock at the time of the conversion or exercise of these convertible securities, any issuance of common stock upon conversion or exercise at then-below-market prices may cause a decrease in the market price of our common stock.

Our stockholders may experience significant dilution upon the conversion of our outstanding preferred stock.

Series K Preferred Stock

Our common stockholders may experience dilution from the conversion of our Series K preferred stock into a maximum of 932,669 shares of our common stock, representing approximately 8.4% of our currently outstanding common stock. The conversion price of our Series K preferred stock is the lesser of $2.75 or 65% of the market price of our common stock for the five trading days prior to conversion, subject to certain adjustments. This conversion feature allows holders of the preferred stock to purchase an increasing number of common shares as a result of decreasing market prices of our common stock. Nevertheless, the terms of our certificate of designation for Series K preferred stock and applicable Nasdaq Stock Market Marketplace Rules prevent us from issuing more than 1,368,300 shares of our common stock upon conversion of our Series K preferred stock without stockholder approval.

Since we cannot know the conversion price of the Series K preferred stock until notice of conversion has been provided by a holder, we cannot currently determine how many shares of common stock we will actually issue upon conversion of the preferred stock. The following table sets forth, for illustrative purposes only, the effect of increasing and decreasing stock prices on the conversion price per share and number of shares issuable upon conversion of the Series K preferred stock, based on the closing market price of our common stock ($4.70) on March 31, 2006.

Price per share of common stock	Conversion price of Series K preferred stock (1)	Aggregate number of shares of common stock convertible from all Series K preferred stock (2) (3)	Percentage of outstanding common stock (3) (4)
$4.70	$2.75	852,364	7.64%
$3.53 (5)	$2.29	932,669	8.4%
$2.35 (6)	$1.53	932,669	8.4%
$5.88 (7)	$2.75	852,364	7.64%
$7.05 (8)	$2.75	852,364	7.64%

(1)   The conversion price is 65% of the market price of our common stock if the market price per share is less than $5.50, and 75% of the market price of our common stock if the market price is more than $5.50 for 20 consecutive trading days (and certain other conditions related to trading volume are met), provided, however, that the conversion price cannot be higher than $2.75 per share.
(2)   Based on 2,344 shares of Series K preferred stock currently outstanding, having an aggregate stated value of $2,344,000.
(3)   The certificate of designation for the Series K preferred stock and applicable Nasdaq Stock Market Marketplace Rules prevent us from issuing more than 1,368,300 shares of our common stock upon conversion of our Series K preferred stock without the approval of our stockholders.
(4)   Based upon 11,152,653 shares of our common stock outstanding as of March 31, 2006.
(5)   Reflects a 25% reduction from the average closing price of $4.70.
(6)   Reflects a 50% reduction from the average closing price of $4.70.
(7)   Reflects a 25% increase from the average closing price of $4.70.
(8)   Reflects a 50% increase from the average closing price of $4.70.

Series L Preferred Stock

As part of our acquisition of HPI, we issued to the stockholders of HPI 300,000 shares of Series L Preferred Stock (the “Preferred Stock”). The Preferred Stock is convertible into common stock of the Registrant in three tranches of 100,000 shares each (referred to as the L-1, L-2 and L-3 Preferred Stock, respectively), on the 180th, 270th and 360th day following closing of the merger, respectively; each tranche shall be convertible into 40% of the Registrant’s common stock outstanding on the respective date of conversion. The conversion of the Preferred Stock will be subject to the achievement by HPI of certain performance benchmarks as defined in the Certificate of Designation of Series L Preferred Stock, including HPI’s use of its hydrogen technology to develop prototype generators, with marketable value, for various micro and portable power applications and for various macro power applications such as fuel cells and internal combustion engines. The successful achievement of these benchmarks, and thus the conversion of the Preferred Stock, shall be determined by Equitex in its sole discretion.

In the event all three series of Series L Preferred Stock are converted into Equitex common stock, the former stockholders of HPI would own approximately 73% of Equitex’s common stock on a post-transaction basis (assuming that Equitex does not, prior to the conversion of the L-3 Preferred Stock, issue any additional shares of common stock other than pursuant to conversion of the Series L Preferred

Stock). As a result, our current stockholders would experience substantial dilution if all shares of Series L Preferred Stock are converted.

The securityholders of Hydrogen Power generally, and its former majority stockholder specifically, will be able to exert significant control over our Company.

Assuming the conversion of all of the Series L Preferred Stock, the former securityholders of Hydrogen Power would hold approximately 73% of our outstanding common stock on a post-transaction basis. Additionally, GHTI, Hydrogen Power’s former majority stockholder, would beneficially own approximately 62% of our outstanding common stock on a post-transaction basis, and would thus have significant influence over the management of our business, the election of directors and all matters requiring stockholder approval.

A substantial number of shares will be eligible for future sale by the Hydrogen Power shareholders and the sale of those shares could adversely affect our stock price.

As part of the acquisition agreement with Hydrogen Power, we have agreed to register for sale all of the shares of common stock being issued as a result of the acquisition. Once that registration statement becomes effective, all of the shares of common stock issued in the Hydrogen Power transaction will become eligible for immediate public sale, which could adversely affect the public market for our common stock should a significant portion of these shares be offered for sale at any given time. This could cause a significant decline in the market price for our common stock and therefore affect the value of any of our securities.

RISKS RELATED TO THE BUSINESS OF OUR MAJORITY-OWNED SUBSIDIARY FASTFUNDS FINANCIAL CORPORATION:

FastFunds has no significant operating business.

In January 2006, FastFunds sold substantially all of its operating business, owned by Chex, to Game Financial Corporation and therefore currently has no significant operating business.

FastFunds’ balance sheet contains certain notes payable, which are subject to repayment on 90 days’ demand.

Chex previously relied on debenture notes issued to private investors to operate its business and to fund its growth. As of December 31, 2005, Chex had debenture notes payable in the aggregate amount of approximately $11,301,497. Subsequent to December 31, 2005, Chex repaid approximately $6.5 million of these notes from the proceeds received from the Asset Sale. Additionally, on March 1, 2006, Chex cancelled approximately $4.3 million of the notes and they have been reissued by FastFunds with a one-year term. The remaining Chex debenture notes have a one-year term, but are cancelable (and thereby subject to repayment) by either party with 90 days notice.

Chex is a guarantor of certain debt of Equitex, and the Company’s entire investment in Chex (i.e., its ownership of all outstanding Chex Services, Inc. stock) is subject to a security interest securing such obligation. Furthermore, all of the assets of Chex are subject to a security interest for the same debt.

In March 2004, Equitex (then the parent company of Chex) closed on $5 million of debt financing and issued convertible promissory notes in that principal amount to two financial institutions. The proceeds from the promissory notes were immediately thereafter loaned to Chex. These promissory notes carry a stated interest rate of 7% per annum and have a 45-month term. From April 2004 through June 2004 only interest payments were due. Beginning in July 2004, principal and interest payments began to amortize over the remaining 42-month period. The promissory notes are collateralized, among other things, by all of the assets of Chex, and by the FastFunds common stock owned by Equitex. In conjunction with the Asset Sale, the holders of the promissory notes consented to the sale of assets that secured their notes.

Accordingly, if Equitex defaults on the obligations specified under the promissory notes, and if Chex cannot cure such defaults, FastFunds’ remaining assets could be lost.

FastFunds’ balance sheet contains certain promissory notes receivable and advances, which we cannot assure to be collectible.

Included among FastFunds’ balance sheet as of December 31, 2005, are promissory notes, advances and interest receivable whose carrying value aggregate to $7,334,551. Among these notes are various promissory notes and advances due from affiliates of FastFunds and/or Equitex, including $4,480,489 due from Equitex; $1,104,360 due from Denaris Corporation (a majority-owned subsidiary of Equitex); $485,936 receivable from a former officer of Chex; $205,000 receivable from Equitex 2000, Inc., an affiliate of Equitex; and $25,461 receivable from various Company employees and a consultant of Chex. Interest receivable on all of these notes and advances is $983,305. Although FastFunds believes all of the notes will be collected, there can be no assurance that FastFunds will be able to collect any of these amounts. In March 2006 Equitex agreed to issue 1,200,000 shares of its common stock for settlement of the unpaid amounts due from Equitex and Denaris, including accrued interest.

Anti-dilution protections in favor of pre-merger stockholders of FastFunds and certain lenders who received convertible promissory notes in connection with the FastFunds merger may further substantially dilute Equitex’s percentage ownership in the FastFunds’ equity.

In the definitive merger agreement entered into in connection with the merger between Chex Services and Seven Ventures, Inc., FastFunds agreed to issue additional shares of its common stock to (a) pre-merger stockholders of FastFunds and (b) holders of certain convertible promissory notes (but only to the extent that such promissory notes become convertible in accordance with their terms), in the event that FastFunds issues common stock or securities convertible into or exchangeable for common stock, the proceeds of which are used to satisfy debt owed by Equitex and guaranteed by Chex (discussed above). If such issuances occur, the dilutive effect upon FastFunds’ stockholders would likely be substantial and material.

There are currently outstanding securities convertible into or exchangeable for an aggregate of 4,807,064 shares of FastFunds Common Stock which, if converted or exchanged, will substantially dilute FastFunds’ existing stockholders.

FastFunds currently has outstanding notes and securities convertible into or exchangeable for an aggregate of 4,807,064 shares of common stock under certain conditions. In addition, the effective conversion and exercise prices of such securities are significantly lower than the current market value of FastFunds’ common stock. If these securities are converted into or exchanged for common stock, their issuance would have a substantial dilutive effect on the percentage ownership of FastFunds’ current stockholders. These securities consist of: (i) $200,000 in convertible promissory notes entered into in connection with the merger with certain lenders, which are convertible into an aggregate of 2,000,000 shares of common stock; (ii) outstanding warrants to purchase an aggregate of 523,000 shares of FastFunds common stock at a purchase price of $0.10 per share, which were originally issued to Equitex in connection with the merger; (iii) options to purchase 385,000 shares of FastFunds common stock at $1.10 per share; and (iv) warrants to purchase an aggregate of 1,899,064 shares of FastFunds common stock at a weighted average purchase price of $1.98 per share.

Equitex, Inc. is a controlling stockholder of FastFunds and is able to effectively control FastFunds’ management and operations.

Currently, Equitex owns 12,417,344 shares of FastFunds outstanding common stock, representing approximately 81% of the voting power of FastFunds’ outstanding securities. This means that Equitex beneficially owns, together with FastFunds’ directors, executive officers and a former executive officer affiliated with Equitex, approximately 88% of the voting power of FastFunds’ outstanding securities. As a result, Equitex, both alone or together with FastFunds’ directors and executive officers, has the ability to control FastFunds’ management and affairs through the election and removal of the entire board of directors and will control the outcome of all matters requiring stockholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to FastFunds’ stockholders. As a result, the return on investment in FastFunds’ common stock through the market price of the common stock or ultimate sale of FastFunds’ business could be adversely affected.

FastFunds’ Common Stock trades only in an illiquid trading market, which generally results in lower prices for FastFunds’ Common Stock.

Trading of FastFunds’ common stock is conducted on the Over-The-Counter Bulletin Board. This has an adverse effect on the liquidity of the common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and the lack of security analysts’ and the media’s coverage of FastFunds and its common stock. This may result in lower prices for the common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

FastFunds has not paid dividends to date, and has no intention of paying dividends to stockholders.

To date, FastFunds has not paid any cash dividends and does not anticipate the payment of cash dividends in the foreseeable future. Accordingly, the only return on an investment in FastFunds’ common stock, if any, may occur upon a subsequent sale of the shares of common stock.

RISKS RELATED TO THE BUSINESS OF OUR MAJORITY-OWNED SUBSIDIARY HYDROGEN POWER, INC.

Hydrogen Power has a limited operating history on which to evaluate its business and currently possesses unproven hydrogen generation technology.

Hydrogen Power is a development stage company that has only completed research and development on its unproven hydrogen power generation technology. Hydrogen Power’s business plan is subject to significant further product development and there is a lack of meaningful historical financial data that makes it difficult to evaluate its prospects. To the extent that Hydrogen Power is able to implement its business plan, its business will be subject to all of the problems that typically affect a business with a limited operating history, such as unanticipated expenses, capital shortfalls, delays in technology development and possible cost overruns. In addition, its hydrogen generation system is an innovative product that has not yet been proven on a commercial scale or introduced to the market on a wide scale.

Hydrogen Power may not be able to achieve commercialization of its products on the timetable it anticipates, or at all.

Hydrogen Power cannot guarantee that we will be able to develop commercially viable hydrogen power generation products on the timetable it anticipates, or at all. The commercialization of hydrogen power generation products require substantial technological advances to improve the efficiency, functionality, durability, reliability, cost and performance of these products and to develop commercial volume manufacturing processes for these products. We cannot guarantee that Hydrogen Power will be able to internally develop the technology necessary for commercialization of its hydrogen power generation products, or that it will be able to acquire or license any required technology from third parties. Developing the technology for high-volume commercialization requires substantial capital, and we cannot assure you that Hydrogen Power will be able to generate or secure sufficient funding on acceptable terms to pursue commercialization plans. In addition, before any product can be released to market, it must be subjected to numerous field tests. These field tests may encounter problems and delays for a number of reasons, many of which are beyond our control.  If these field tests reveal technical defects or reveal that Hydrogen Power’s potential products do not meet performance goals, including useful life, reliability, and durability, its commercialization schedule could be delayed, and potential purchasers may decline to purchase future systems and products.

Hydrogen Power may become subject to product liability lawsuits which could result in significant expense, adversely affecting its resources and the development or sales of future products thereby delaying the commercialization of those products.

The commercialization of Hydrogen Power’s hydrogen power generation systems also depend upon its ability to significantly reduce the costs of these systems and products. We cannot assure you that it will be able to sufficiently reduce the cost of these products without reducing its performance, reliability and durability, which would adversely affect consumers’ willingness to buy future products.

Hydrogen Power has no operating revenue to date and a history of losses. It may be unable to generate sufficient net revenue in the future to achieve or sustain profitability.

As a development stage company, Hydrogen Power has experienced operating losses for each quarterly and annual period since its inception in December 2003. It experienced net losses of approximately $2.5 million (unaudited) for the year ended December 31, 2005 and $766,000 for the year ended December 31, 2004. As of September 30, 2005, Hydrogen Power had an unaudited accumulated deficit of approximately $3.9 million. Hydrogen Power expects its losses and cash expenditures to continue over the next several years as it works to develop commercially viable products based on its hydrogen generation technology.

We cannot assure you that Hydrogen Power will be able to successfully execute its business plan.

The execution of Hydrogen Power’s business plan poses many challenges and is based on a number of assumptions.  We cannot assure you that it will be able to successfully execute its business plan.  Narrowing the scope of its development activities may not accelerate product commercialization.  If Hydrogen Power experiences significant cost overruns on any of its product development programs, or if its business plan is more costly than anticipated, certain research and development activities may be delayed or eliminated, resulting in changes or delays to its commercialization plans.

Hydrogen Power’s failure to obtain necessary additional financing would have a material adverse effect on its business plan and hinder or delay product development.

In order to develop a product or products utilizing Hydrogen Power’s hydrogen power generation technology, Hydrogen Power will require substantial additional financing. This financing would likely include equity or debt financing which would likely cause substantial dilution to our current stockholders. We may not be able to obtain such additional equity or debt financing when Hydrogen Power needs it or at all. Even if such financing is available, it may not be available on terms that are favorable to us or in sufficient amounts to satisfy Hydrogen Power’s requirements. If we require, but are unable to obtain, sufficient additional financing in the future, Hydrogen Power may be unable to develop any commercially viable hydrogen generation product, further protect its intellectual property sufficiently, meet customer demand for any products that may be developed or withstand adverse operating results should successful product development occur. More importantly, if we are unable to raise further financing when required, Hydrogen Power’s continued operations may have to be scaled down or even ceased and any ability to generate future revenues would be negatively affected.

Potential fluctuations in our financial and business results makes forecasting difficult and may restrict our access to funding for our commercialization plan.

We expect Hydrogen Power’s operating results to vary significantly from quarter to quarter.  As a result, quarter to quarter comparisons of these operating results are not meaningful.  Due to Hydrogen Power’s stage of development, it is difficult to predict potential future revenues or results of operations accurately.  It is likely that in one or more future quarters our operating results will fall below the expectations of investors or securities analysts.  In addition, investors or security analysts may misunderstand our business decisions or have expectations that are inconsistent with Hydrogen Power’s business plan.  This may result in our business activities not meeting its expectations.  Not meeting investor or security analyst expectations may materially and adversely impact the trading price of our common shares, and increase the cost and restrict our ability to secure required funding to pursue our commercialization plans.

A mass market for our products may never develop or may take longer to develop than we anticipate.

Hydrogen Power’s hydrogen power generation systems represent emerging markets, and we do not know whether end-users will want to use them.  The development of a mass market for its hydrogen power generation technology may be affected by many factors, some of which are beyond its control, including the emergence of newer, more competitive technologies and products, the future cost of raw materials used by its systems, regulatory requirements, consumer perceptions of the safety of any developed products and related fuels, and consumer reluctance to buy a new product.

If a mass market fails to develop or develops more slowly than anticipated, Hydrogen Power may be unable to recover the losses it will have incurred in the development of potential products and may never achieve profitability.  In addition, we cannot guarantee that Hydrogen Power will be able to develop, manufacture or market any products if sales levels do not support the continuation of those products.

Regulatory changes could hurt the market for our products.

Changes in existing government regulations and the emergence of new regulations with respect to hydrogen generation systems may hurt the market for any developed products.  Environmental laws and regulations in the U.S.  (particularly in California) and other countries have driven interest in vehicular alternate energy systems. We cannot guarantee that these laws and policies will not change.  Changes in these laws and other laws and policies or the failure of these laws and policies to become more widespread could result in consumers abandoning their interest in hydrogen generation systems in favor of alternative technologies.  In addition, as alternative energy products are introduced into the market, the U.S. and other governments may impose burdensome requirements and restrictions on the use of these technologies that could reduce or eliminate demand for some or all of Hydrogen Powers potential products.

If Hydrogen Power fails to protect its intellectual property rights, competitors may be able to use its technology, which could weaken its competitive position, eliminate the potential for future revenue and increase costs.

We believe that Hydrogen Power’s long-term success will depend to a large degree on its ability to protect the proprietary technology that it has licensed or acquired or may develop or acquire in the future. Although Hydrogen Power intends to aggressively pursue anyone it reasonably believes is infringing upon its intellectual property rights, initiating and maintaining suits against third parties that may infringe upon those intellectual property rights will require substantial financial resources. Hydrogen Power may not have the financial resources to bring such suits and if it does bring such suits, it may not prevail. Regardless of Hydrogen Power’s success in any such actions, it could incur significant expenses in connection with such suits.

Failure to protect Hydrogen Power’s existing intellectual property rights could seriously harm our business and prospects because we believe that developing new systems and products that are unique to Hydrogen Power is critical to its success.  It relies on patent, trade secret, trademark and copyright law to protect its intellectual property.  However, some of Hydrogen Power’s intellectual property may not be covered by any patent or patent application, and the patents that Hydrogen Power has licensed will eventually expire.  We cannot assure that Hydrogen Power’s present or future issued patents will protect its technology.  Moreover, Hydrogen Power’s patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent.  Accordingly, there is no assurance that:

•	any of the patents licensed by Hydrogen Power will not be invalidated, circumvented, challenged, rendered unenforceable, or licensed to others; or

•	any potential future patent applications will be issued with the breadth of claim coverage sought by Hydrogen Power, if issued at all.

In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in certain countries.

Hydrogen Power may also seek to protect its proprietary intellectual property, including intellectual property that may not be patented or patentable, in part by confidentiality agreements and, if applicable, inventors’ rights agreements with strategic partners and employees.  We can provide no assurance that these agreements will not be breached, that Hydrogen Power will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of these relationships.

Certain of Hydrogen Power’s intellectual property has been licensed on an exclusive basis, within certain geographical limitations, from third parties who may also license such intellectual property to others, including competitors.  If necessary or desirable, Hydrogen Power may seek further licenses under the patents or other intellectual property rights of others.  However, we can give no assurances that Hydrogen Power will obtain such licenses or that the terms of any offered licenses will be acceptable to them.  The failure to obtain a license from a third party for intellectual property Hydrogen Power uses could cause them to incur substantial liabilities and to suspend the development, manufacture or shipment of products or our use of processes requiring the use of such intellectual property.

Hydrogen Power may be involved in intellectual property litigation that causes them to incur significant expenses or prevents them from selling any developed products.

Hydrogen Power may become subject to lawsuits in which it is alleged that it has infringed the intellectual property rights of others or commence lawsuits against others who it believes are infringing upon its rights.  Involvement in intellectual property litigation could result in significant expense, adversely affecting the development of the challenged product or intellectual property and diverting the efforts of Hydrogen Power’s technical and management personnel, whether or not such litigation is resolved in its favor.  In the event of an adverse outcome as a defendant in any such litigation, Hydrogen Power may, among other things, be required to:

•	pay substantial damages;

•	cease the development, manufacture, use, sale or importation of any developed products that infringe upon other patented intellectual property;

•	expend significant resources to develop or acquire non-infringing intellectual property;

•	discontinue processes incorporating infringing technology; or

•	obtain licenses to the infringing intellectual property.

We can provide no assurance that Hydrogen Power would be successful in such development or acquisition or that such licenses would be available upon reasonable terms.  Any such development, acquisition or license could require the expenditure of substantial time and other resources and could have a material adverse effect on Hydrogen Power’s business and financial results.

Hydrogen Power currently faces and will continue to face significant competition.

As alternative energy technologies including hydrogen power generation technologies have the potential to replace existing power products, competition for those products will come from current power technologies, from improvements to current power technologies and from new alternative power technologies, including other types of alternative energy technologies. Each of Hydrogen Power’s target markets is currently serviced by existing manufacturers with existing customers and suppliers. These manufacturers use proven and widely accepted technologies such as internal combustions engines and turbines as well as coal, oil and nuclear powered generators.

Additionally, there are competitors working on developing technologies other than hydrogen power generation systems (such as fuel cells, advanced batteries and hybrid battery/ICEs) in each of Hydrogen Power’s targeted markets.  Some of these technologies are as capable of fulfilling existing and proposed regulatory requirements as hydrogen power technology.

There are many different individuals, institutions and companies across the United States, Canada, Europe and Japan, including corporations, national laboratories and universities that are actively engaged in the development and manufacture of alternative energy technologies including hydrogen generation technologies.  Each of these competitors has the potential to capture market share in any of our future target markets.

Many of these competitors have substantial financial resources, customer bases, strategic alliances, manufacturing, marketing and sales capabilities, and businesses or other resources which give them significant competitive advantages over Hydrogen Power.

The loss of the services of HPI’s Chairman, Chief Executive Officer, President or other key employees, or the failure to attract additional key individuals, would materially adversely affect our business.

Hydrogen Power’s success depends on the continued services of Ms. Ricky Gujral, who serves as President of Hydrogen Power. In addition, Hydrogen Power’s success depends in large part on its ability in the future to attract and retain key management, engineering, scientific, manufacturing and operating personnel.  Recruiting personnel for the hydrogen power industries is highly competitive.  We cannot guarantee that Hydrogen Power will be able to attract and retain qualified executive, managerial and technical personnel needed for the development of potential products business.  Hydrogen Power’s failure to attract or retain qualified personnel could have a material adverse effect on its business.

Hydrogen products use inherently dangerous, flammable fuels, which could subject Hydrogen Power’s business to product liability claims.

Hydrogen Power’s technology exposes them to potential product liability claims that are inherent in hydrogen and products that use hydrogen.  Hydrogen is a flammable gas and therefore a potentially dangerous product.  Any accidents involving Hydrogen Power’s technology or future products or other hydrogen-based products could materially impede widespread market acceptance and demand for hydrogen energy products.  In addition, Hydrogen Power may be held responsible for damages beyond the scope any insurance coverage.  We also cannot predict whether Hydrogen Power will be able to maintain any necessary insurance coverage on acceptable terms.

EMPLOYEES

Equitex currently employs four full-time employees. Chex employs 8 full-time employees at its corporate office and 1 employee in a home office. HPI employs 12 full-time and part-time employees at its research facilities in Seattle, Washington. FastFunds, Denaris, Key Financial Systems and Nova currently have no employees.

(d) Financial information about geographic areas.

FastFunds International, Inc., a wholly-owned subsidiary of our majority-owned subsidiary FastFunds Financial Corporation, with operations principally based in London, has long-lived assets of $158,914 as of December 31, 2004, consisting primarily of computer hardware and software. During 2005, FastFunds ceased its international activity and disposed of all of the assets.

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

Effective May 1, 2005, Equitex also sub-leases approximately 800 square feet of office space on a month-to-month basis from an unaffiliated third party in West Palm Beach, Florida for $1,700 per month.

Chex leases approximately 3,300 square feet for its executive office in Minnetonka, Minnesota, which is adequate for its current needs. The current minimum lease payment is $6,000 per month through March 31, 2006, when it expired and became a month-to-month arrangement. Pursuant to the terms of the lease, Chex was responsible for its pro-rata share of taxes, operating expenses and improvement costs.

Beginning in July 2004, FastFunds International Limited began to lease office space in London for approximately $6,800 per month, including taxes. The lease expired in July 2005. In addition, in August 2004, FastFunds International, Inc. began to lease office space in Chicago, Illinois for $6,000 per month on a month-to-month basis. Effective March 2005, FastFunds International, Inc. terminated the Chicago lease.

ITEM 3. LEGAL PROCEEDINGS.

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on our consolidated results of operations, financial position or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 26, 2005, we completed our Annual Meeting of Stockholders, where our stockholders re-elected each of five incumbent directors. The votes were cast as follows:

	For	Withheld
Henry Fong	6,271,757	81,695
Russell L. Casement	6,333,383	20,069
Aaron Grunfeld	6,341,803	11,649
Michael S. Casazza	6,322,788	30,664
Joseph W. Hovorka	6,341,549	11,903

Additionally, the following two proposals were presented and voted upon at the meeting, and approved by our stockholders, with the votes cast as follows:

To approve the adoption of Equitex’s 2005 Stock Option Plan.

	For	Against	Abstain
Shares voted	3,937,309	413,604	28,193

To ratify the appointment of GHP Horwath, P.C. as the independent registered public accounting firm of the Registrant for the year ending December 31, 2005.

	For	Against	Abstain
Shares voted	6,311,876	3,839	37,737

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information.

Our common stock trades on the Nasdaq SmallCap Stock Market under the symbol EQTX. The table below states the quarterly high and low last sale prices for the common stock as reported by The Nasdaq Stock Market, and represents actual high and low last sale prices. On January 25, 2005, we completed a one-for-six share reverse split of our common stock for stockholders of record on January 24, 2005. Accordingly, each of the high and low last sale prices prior to January 25, 2005, below has been restated to account for the reverse stock split.

	Last Sale
Quarter ended	High	Low
2004
March 31, 2004	$8.52	$5.64
June 30, 2004	6.60	5.22
September 30, 2004	5.76	3.24
December 31, 2004	3.81	2.46

2005
March 31, 2005	$4.50	$2.88
June 30, 2005	5.60	3.71
September 30, 2005	6.68	4.01
December 31, 2005	6.43	4.92

(b) Holders.

The number of record holders of our common stock as of March 31, 2006 was approximately 2,130 according to our transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name.

(c) Dividends.

On February 8, 2005, we, pursuant to a Warrant Agreement by and between us and Corporate Stock Transfer, as warrant agent, dated February 7, 2005 (the “Warrant Agreement”), distributed as a dividend to our stockholders of record as of February 7, 2005 (the “Record Date”) two classes of warrants to purchase Equitex common stock: Common Stock Class A Redeemable Warrants (the “Class A Warrants”) and Common Stock Class B Redeemable Warrants (the “Class B Warrants”).
Stockholders as of the Record date received one Class A Warrant and one Class B Warrant for every two shares of common stock held of record on the Record Date, and were sent materials necessary for them to receive certificates representing the Dividend Warrants. In the aggregate, we distributed 3,046,038 Class A Warrants and 3,046,038 Class B Warrants.

Each Class A Warrant gives its holder the right to purchase one share of our common stock at an exercise price of $3.06, until February 7, 2010, upon compliance with and subject to the conditions set forth in the Warrant Agreement, including the effectiveness of a registration statement under the Securities Act of 1933 (the “1933 Act”) filed with the Securities and Exchange Commission covering the common stock issuable upon exercise of such warrants. Each Class B Warrant gives its holder the right to purchase one share of our common stock at an exercise price of $6.12, until February 7, 2010, upon compliance with and subject to the conditions set forth in the Warrant Agreement, including the effectiveness of a registration statement under the 1933 Act filed with the Securities and Exchange Commission covering the common stock issuable upon exercise of such warrants. As of the filing of this report, a registration statement had not been filed and declared effective.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

We have the following securities authorized for issuance under our equity compensation plans as of December 31, 2005, including options outstanding or available for future issuance under our 1999 Stock Option Plan, 2003 Stock Option Plan, all of which were not approved by our security holders, and our 2005 Stock Option Plan, which was approved by our security holders on December 26, 2005.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	$-0-	1,289,873
Equity compensation plans not approved by security holders	486,634 (1)	$5.34	0
Total	486,634	$5.34	1,289,873
___________
(1)	Includes 1,667 outstanding from our 1999 Stock Option Plan and 484,967 outstanding from our 2003 Stock Option Plan.

Recent sales of unregistered securities.

On December 30, 2005, the Company converted $255,500 in accrued bonus payable to the Company’s president, Henry Fong, into 50,000 shares of the Company's $0.01 par value common stock pursuant to the Company’s 2005 Stock Option Plan approved by stockholders in December 2005. The shares were issued at a conversion price of $5.11 per share.

On March 21, 2006, the Company converted a total of $256,899 in principal and interest payable to two unaffiliated accredited investors into 62,793 shares of the Company’s $0.01 par value common stock. As called for in the convertible promissory notes issued in November 2001, the shares were converted at 80% of the previous 10 day average closing price for the Company’s common stock of $4.091 per share.

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

ITEM 6. SELECTED FINANCIAL DATA.

The following table contains selected financial data of Equitex for the previous five years. On August 6, 2001, we completed the distribution of all of our assets to Equitex 2000, and Equitex 2000 assumed all of our liabilities. Immediately following this transaction, we completed the acquisitions of Key Financial Systems and Nova Financial Systems, which were recorded as reverse acquisitions. The selected financial data presented for the year ended December 31, 2001 are those of Key Financial Systems and Nova Financial Systems presented on a consolidated basis with those of Equitex for the period from August 6, 2001 through December 31, 2001 as well as those of Chex Services for the month of December 2001. In the fourth quarter of 2003, Key Financial Systems ceased “run-off” operations. In January 2006, FastFunds sold substantially all of its operating assets. Accordingly, the Key Financial Systems and FastFunds operations for all periods are presented into a one-line presentation and are included in “Income (loss) from discontinued operations”.

In light of the foregoing, and as a result of the sale of substantially all of Chex’s assets in January 2006, the historical data presented below is not indicative of future results. You should read this information in conjunction with the audited consolidated/combined financial statements of the Company, including the notes to those statements (Item 8), and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations (Item 7) that follows.

	2005	2004	2003	2002	2001
Revenues	$196,899	$260,256	$415,253	$881,577	$1,771,319
Loss from continuing operations	(2,590,433)	(2,846,360)	(4,303,600)	(3,053,820)	(2,153,693)
Income (loss) from discontinued operations, net of income taxes	(6,251,804)	(4,611,623)	(273,625)	(1,265,180)	(1,122,324)
Net loss	(8,842,237)	(7,457,983)	(4,577,225)	(4,319,000)	(1,031,369)
Net loss applicable to common stockholders	(9,474,325)	(7,684,023)	(5,156,075)	(4,439,580)	(4,196,369)
Basic & diluted net income (loss) per common share
Continuing operations	(0.47)	(0.54)	(1.00)	(0.84)	(2.45)
Discontinued operations	(0.92)	(0.82)	(0.06)	(0.33)	(0.52)

Total assets	29,553,148	24,217,706	26,257,750	27,431,748	35,349,155
Total long-term liabilities	4,975,423	3,044,016	37,243	240,629	232,200
Convertible preferred stock	-	2,378,000	2,378,000	4,015,000	4,285,000
Cash dividends	-	-	-	-	2,000,000

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2005, 2004 and 2003. The financial statements presented for the three years ended December 31, 2005, 2004 and 2003 are those of Equitex along with its subsidiaries FastFunds Financial Corporation, Key Financial Systems, Nova Financial Systems and Denaris Corporation. In January 2006, FastFunds sold substantially all of its operating assets and accordingly, the results for all periods are presented in a one-line presentation and are included in “Loss from discontinued operations”. In the fourth quarter of 2003, Key Financial Systems ceased “run-off” operations and Key Financial Systems operations for all periods and also included in “Loss from discontinued operations”.

In light of the foregoing, the historical data presented below is not indicative of future results. You should read this information in conjunction with the audited consolidated financial statements of the Company, including the notes to those statements (Item 8), and the following “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

(a) Liquidity and Capital Resources.

On December 22, 2005, FastFunds and Chex entered into an Asset Purchase Agreement (the “APA”) with Game Financial Corporation (“Game”), pursuant to which FastFunds an Chex agreed to sell all of their cash access contracts and certain related assets, which represent substantially all the assets of Chex (the “Asset Sale”). Such assets also represent substantially all of the operating assets of FastFunds on a consolidated basis. On January 31, 2006, FastFunds and Chex completed the Asset Sale for $14 million pursuant to the APA and received net cash proceeds of $13,710,630 after adjustments for certain transaction related expenses and liabilities assumed by Game.

Additionally, FastFunds and Chex entered into a Transition Services Agreement (the “TSA”) with Game pursuant to which FastFunds and Chex agreed to provide certain transitional services to Game for the cash-access financial services business. Pursuant to the TSA, FastFunds and Chex are to provide the necessary services for a minimum of three months and Game will pay FastFunds $150,000 per month. Equitex agreed to serve as a guarantor of FastFunds’ and Chex’s performance obligations under the TSA.

In March 2004, we issued $5,000,000 of convertible promissory notes (the “2004 Notes”) from Pandora Select Partners, LP and Whitebox Hedged High Yield Ltd. (the “Lenders”). The 2004 Notes carry an interest rate of 7% per annum with a 45 month term. Months one through three required interest only payments and beginning in month four, the principal and interest payments began amortizing over a 42 month period. The 2004 Notes are senior to all other debt of both us and Chex. The proceeds were loaned by us to Chex under terms identical to those contained in the 2004 Notes. The 2004 Notes are collateralized by all of the assets of Chex, our stock ownership in Chex and the promissory note between us and Chex.

The 2004 Notes are convertible into our common stock at $8.10 per share up to an amount equal to 4.99% of our outstanding common stock. In June 2004, we reduced the conversion price to $6.885 per share. We have the right to make any monthly payment of principal and interest in our registered common stock. The common stock will be issued based on 85% of the average bid price for the 20 trading days prior to the payment due date. The maximum number of shares that can be delivered as payment will equal 10% of the average monthly trading volume for the month prior to the payment due date. We may also issue common shares each month in an amount not to exceed 10% of the prior month’s total share volume up to a value of $100,000 as payment to be applied to the outstanding principal balance.

The 2004 Notes contain certain anti-dilution provisions requiring us to pay Lenders the pro-rata number of shares Lenders would receive in any spin-off or dividend from the Registrant as if the remaining principal balance under the Notes were fully converted at $6.885 per share. The dividend shares shall be segregated may be liquidated at the discretion of Lenders. At the end of each quarter, 85% of the proceeds will be applied to the principal balance so long as we are current in our monthly principal and interest payments.

In December 2004, FastFunds issued an aggregate of $1,774,064 of unsecured convertible promissory notes (the "Convertible Notes”) with various investors, in a private placement made under Section 4(2) of, and Regulation D under, the Securities Act of 1933. The Convertible Notes accrue interest at a rate of 9.5% per annum, have a 9-month term, and are convertible at the holder’s option (including any unpaid interest) into shares of FastFunds common stock at a rate of $1.00 per share for a three-year period commencing on the due date. During the year ended December 31, 2005, the Company repaid $611,564 and subsequent to December 31, 2005, the Company repaid an additional $862,500. We are currently in negotiations to settle the remaining $300,000 (which are past due and due on demand) of the Convertible Notes. Such settlement may include the issuance of Equitex common stock and warrants. In connection with the sale and issuance of the Convertible Notes, investors also received warrants to purchase an aggregate of 1,774,064 shares of Company common stock at an exercise price of $2.00.

In September 2005, Equitex issued an aggregate of $1,500,000 of additional convertible promissory notes (the “2005 Notes”) to the Lenders. The 2005 Notes bear interest at 10% and have a 24-month term. Interest only payments are due October 2005 through December 2005 and beginning in January 2006 monthly principal and interest payments of $78,157 are due over the remaining 21-month term. In addition to the Collateral described in the Whitebox Notes above, the Company pledged its shares of FFFC common stock. The principal balance of the 2005 Notes, with accrued interest, is convertible at the option of the lender, at a conversion price of $5.50 (the market value of Equitex’s common stock at the date the notes were issued was $5.66). This resulted in a beneficial conversion feature valued at $330,000 using the effective conversion price. The Company reduced the carrying value of the notes for this amount, with an offset to paid-in capital. Equitex has the right, subject to certain limitations, to make any monthly payment of principal and interest in shares of its common stock. The common stock is to be issued based on 85% of the average bid price for 20 trading days prior to the payment due date. The Lenders also received warrants to purchase up to 125,000 shares of common stock at $6.00 per share for a five-year period. The proceeds from the 2005 Notes have been allocated between the estimated fair value of the warrants ($286,000) and the 2005 Notes based on their relative fair values. As a result, the Company recorded the value of the warrants as a discount to the 2005 Notes. The warrants and beneficial conversion features are being amortized over the 24-month term of the 2005 Notes and accordingly, $92,624 has been recorded as additional interest expense for the year ended December 31, 2005. In connection with the 2005 Notes, Equitex paid a 3% origination fee and $20,000 in closing costs. These costs were recorded by the Company as deferred loan costs and are being amortized over the 24-month term of the 2004 Notes. Accordingly, $9,479 was expensed for the year ended December 31, 2005.

In September 2005, Equitex issued an aggregate of $454,000 and $200,000 of promissory notes to related parties and third parties, respectively. The third party promissory notes bear interest at 6% per annum and have a 120-day term. The third party note holders also received warrants to purchase up to 100,000 shares of Equitex common stock at an exercise price of $4.71 for a three-year period. The proceeds from the notes have been allocated between the estimated fair value of the warrants ($127,000) and the notes based on their relative fair values. As a result, the Company recorded the value of the warrants as a discount to the notes and is amortizing the cost over the 120-day term of the notes. Accordingly, $106,873 has been included in interest expense for the year ended December 31, 2005. The related party notes were originally 90-day notes bearing interest rates ranging from 22% to 24% per annum and also required an origination fee of between 5 ½% to 6% to be paid along with principal and accrued interest on the due date. In September 2005, Equitex initiated an assignment of these notes to a corporation that is owned by a director of the Company in exchange for a promissory note to this corporation that is due December 9, 2005, and which bears annual interest at 10%.

For the year ended December 31, 2005, net cash used in operating activities from continuing operations was $1,995,467 compared to $3,338,140 for the year ended December 31, 2004. Although there was an increase in the net loss in 2005 compared to 2004, the most significant portion of this change was the increases in the adjustments to reconcile net loss to net cash used in operations in 2005 compared to the year ended December 31, 2004.

The increase in the net loss of $1,384,000 was attributable to an increase in the loss from discontinued operations of $1,640,000, offset by a decrease in the loss from continuing operations of $256,000. Included in the loss from discontinued operations was an increase in other expenses of $1,672,000 related to the amortization of discounts on convertible promissory notes payable related to beneficial conversion features.

The 2005 adjustments to net loss were approximately $4.9 million compared to $4.0 million in 2004. The 2005 significant adjustments include $1,596,111 for an impairment on a receivable, $1,767,306 for depreciation and amortization, $2,067,452 related to warrants and beneficial conversions features, $652,908 for provisions for loan losses and $178,073 related to the issuance of warrants and stock-based compensation.

The 2004 adjustments are approximately $4,200,000, mostly comprised of depreciation and amortization of $1,415,853, non-cash interest expense of $477,702 related to warrants and beneficial conversion features on convertible promissory notes, an increase in the deferred tax asset valuation allowance of $1,380,000, stock-based compensation of $659,302 and provision for loan losses of $528,205.

Cash used in investing activities from continuing operations for the year ended December 31, 2005 was $3,031,697 compared to $2,469,621 for the year ended December 31, 2004. Cash used in 2005 investing activities was primarily attributable to $3,068,073 of advances on notes receivable and purchases of furniture, fixtures and equipment of $765,900 offset by $813,064 of repayments received on notes receivable. Cash used in 2004 investing activities was primarily attributable to $2,041,773 of advances on notes receivable (of which $2,000,000 was advanced to iGames) and purchases of furniture, fixtures and equipment of $555,082, offset by repayments received on notes receivables, including related parties of $114,055.

Cash provided by financing activities from continuing operations for the year ended December 31, 2005 was $5,044,272 compared to $4,973,427 for the year ended December 31, 2004. The cash provided by the year ended December 31, 2005, was primarily the result of $813,064 of repayments received on notes receivable. The cash provided for the year ended December 31, 2004, was primarily a result of the Company receiving net proceeds of $3,731,711 from the issuances and payments of various debt instruments, as well as receiving $919,514 upon the sale of 228,050 shares of treasury stock by Chex. In addition, the Company received $235,827 upon the exercise of options and warrants, and $200,000 received on a stock subscription receivable. Chex also purchased shares for treasury for $113,625. The net proceeds provided by these financing activities of $4,973,427 were primarily utilized to fund the Company’s operations, including operations of FastFunds International.

For the year ended December 31, 2005, cash increased by $17,108 compared to a decrease of $834,334 for the year ended December 31, 2004. Ending cash at December 31, 2005, was $8,406,794 compared to $8,389,686 at December 31, 2004.

Other sources available to us that we may utilize include the sale of equity securities through private placements of common and/or preferred stock as well as the exercise of stock options and/or warrants, all of which may cause dilution to our stockholders. We may also be able to borrow funds from related and/or third parties.

Contractual obligations for future payments under existing debt and lease commitments at December 31, 2005, were as follows:

Contractual Obligation	Total	Less than one year	1-3 Years	3-5 Years	More than 5 years
Notes payable(1)	$12,096,486	$12,096,486	-
Convertible promissory notes	1,347,500	1,347,500	-
Long-term debt(2)	4,705,656	2,275,424	2,430,232
Operating lease obligations	84,247	84,247	-
Total	$ 18,233,889	$ 15,803,657	$ 2,430,232

(1) Notes are unsecured, mature various dates through December 2006, renewable, subject to repayment with 90-day notice from noteholder. Subsequent to December 31, 2005, approximately $7 million of these notes were repaid from the proceeds of the asset sale and an additional $4.3 million effective March 1, 2006, executed a one-year term.

(2) Long-term debt excludes $765,833 to the carrying value of the notes that are included in the Company’s balance sheet as of December 31, 2005.

(b) Results of operations.

Critical Accounting Policies and Estimates

Preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Moreover, except as described below, we do not employ any critical accounting policies that are selected from among available alternatives or require the exercise of significant management judgment to apply.

We believe that the following are some of the more critical accounting policies that currently affect our financial condition and results of operations:

1)	accounts and notes receivable;
2)	returned checks;
3)	stock based compensation;
4)	income taxes, deferred taxes;
5)	goodwill and other intangible assets; and
6)	revenue recognition

RECEIVABLES

Notes Receivable

We have made advances to various third parties, as well as officers, affiliates and employees of the Company and its subsidiaries under various loan agreements. The advances made to officers of Chex (“Officer’s Loans”) were made prior to the acquisition of Chex by Equitex in December 2001. The Officer’s Loans have a face value of approximately $690,000 and $1,971,000 as of December 31, 2005 and 2004, respectively. A portion of these notes were collateralized by Equitex common stock, including registered and unregistered shares. The Company’s allowance for doubtful notes receivable is adjusted based on the value of the underlying collateral. Due to the level of risk associated with our common stock, it is reasonably possible that changes in the value of the common stock will occur in the near term and that such changes could materially affect the value of the collateral underlying the notes. After all attempts to collect a note receivable have failed, the note receivable is written-off against the allowance. Based on management’s evaluation of repayment intentions, $485,936 of this amount has been presented as a reduction in stockholders’ equity at December 31, 2005 and 2004. The allowance for doubtful notes receivable was $1,279,300 as of December 31, 2004. There is no allowance for doubtful notes receivable at December 31, 2005.

The Company establishes an allowance for losses on other notes receivable through a provision for losses charged to expense. The allowance is an amount management believes will be adequate to cover estimated losses, based on an evaluation of the collectibility of the notes receivable. The allowance for doubtful notes receivable on loans made to other than officers was approximately $1,286,500 and $646,500 at December 31, 2005 and 2004, respectively.

Returned Checks

We charge operations for potential losses on returned checks in the period such checks are returned, since ultimate collection of these items are uncertain. Recoveries on returned checks are credited in the period when the recovery is received.

Stock Based Compensation

We have chosen to account for employee stock-based compensation plans using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting form Stock Issued to Employees, and related interpretations. Accordingly, employee compensation cost for stock is measured as the excess, if any, of the estimated fair value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. In December 2004, the FASB issued SFAS No. 123(R) Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for the Company beginning with the first quarter of 2006. Management is evaluating the provisions of this standard. Depending upon the number and terms of options that may be granted in future periods and the method of transition to be selected from available alternatives, the implementation of this standard could have a material impact on the Company’s financial position and results of operations.

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

During the quarter ended June 30, 2004 management assessed the realization of its deferred tax assets. Based on this assessment it was determined to be more likely than not that the Company's deferred tax assets will not be realizable, and the Company determined that a valuation allowance was required. Accordingly, the Company's valuation allowance was increased by $1,380,000, which resulted in an increase to the provision for income taxes of the same amount. At December 31, 2004, it was determined by management to be more likely than not that the Company’s deferred tax assets were not realizable and therefore, net deferred tax assets remained fully allowed for.

At December 31, 2005, management reassessed the realization of its deferred tax assets. Based on this assessment and considering the asset sale, it was determined that the Company would be able to utilize a portion of its deferred tax assets, which increased by $1,750,000 to $9,182,000. Additionally, the valuation allowance was reduced by $2,446,000 during the fourth quarter of 2005. These changes were offset by the recognition of a deferred tax liability of $2,867,000 related to the carrying value of intangible assets and goodwill, which is not deductible for income tax purposes.

Accounting for Goodwill and Other Intangible Assets

Prior to the Asset Sale in January 2006, we had significant intangible assets on our balance sheet that include goodwill and other intangibles related to the acquisition of Chex. The valuation and classification of these assets and the assignment of useful amortization lives involves significant judgments and the use of estimates. The testing of these intangibles under established account guidelines for impairment also requires significant use of judgment and assumptions. Our assets were tested and reviewed for impairment on an ongoing basis under the established accounting guidelines.

Revenue Recognition

Revenue is recognized from financial services at the time the service is provided. Revenues are derived from check cashing fees, credit and debit card advance fees and ATM surcharge and transaction fees.

Revenues generated at casino locations is recorded at gross amounts, as the Company is responsible for fulfillment of the service to customers, the Company has the risk of loss (returned checks).

In general, check cashing fees are comprised of a fee based upon a percentage of the face amount of total checks cashed, and is recognized at the point a transaction is generated by the casino cage.

Credit and debit card advance fees are comprised of the fee charged to patrons for credit and debit card cash advances and is recognized at the point a transaction is generated by the casino cage for the patron’s transaction or cash is dispensed from an ATM.

ATM surcharge and transaction fees are comprised of upfront patron transaction fees or surcharges assessed at the time the transaction is initiated and a percentage of interchange fees paid by the patron’s issuing bank. These issuing banks share the interchange revenue with the Company. Upfront patron transaction fees are recognized when a transaction is initiated, and interchange revenue is recognized on a monthly basis based on the total transactions occurring during the month.

Results of continuing operations

Financial statements for the years ended December 31, 2005, 2004 and 2003 report the Registrant’s FastFunds Financial Corporation and Key Financial Systems Financial Systems subsidiary as discontinued operations (see Note 3 to the Company’s consolidated financial statements).

Results of continuing operations for the year ended December 31, 2005 vs. December 31, 2004

REVENUES

Consolidated revenues for the year ended December 31, 2005 were $196,899 compared to revenues of $260,256 for the year ended December 31, 2004.

CORPORATE SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Corporate selling, general and administrative expenses include those of Equitex, Denaris and Nova. Total corporate activity expenses for 2005 were $4,678,472 compared to $2,166,367 for 2004, and were comprised as follows:

	2005	2004
Employee costs	$1,016,429	$441,476
Accounting and legal	771,727	422,316
Other	744,270	920,855
Stock based compensation	9,500	381,720
Provision for losses	540,435	-
Impairment of notes receivable	1,596,111	-
	$4,678,472	$2,166,367

Employee costs for the year ended December 31, 2005 includes approximately $537,000 of expense under a bonus agreement with our president. In 2004, no expense was incurred by the Company under the bonus agreement.

Other expenses for the years ended December 31, 2005 and 2004 include the general operating costs of Equitex, Denaris and Nova. For the year ended December 31, 2005, general operating expenses decreased by $176,407 compared to December 31, 2004.

During the year ended December 31, 2005, the Company recorded an impairment of the iGames note receivable of $1,596,111 and increased the valuation allowance related to notes receivable from Equitex, 2000, Inc. by $540,000.

Stock based compensation represents non-cash expenses related to issuances of common stock and warrants to third party consultants for services.

OTHER INCOME AND EXPENSES

For the year ended December 31, 2005, other expenses were $554,860 compared to $33,249 for the year ended December 31, 2004. Interest expense for the year ended December 31, 2005 increased to $574,659 from $118,501 for the year ended December 31, 2004. The primary reason for the increase was additional loans generated in 2005. Interest income decreased by approximately $65,000 primarily due to interest income recorded in 2004 on the $2.0 million iGames Note.

DISCONTINUED OPERATIONS

The net loss from discontinued operations was $6,251,804 for the year ended December 31, 2005 compared to $4,611,623 for the year ended December 31, 2004. The losses from discontinued operations are comprised of the results of FastFunds and Key, and were as follows:

	2005	2004
FastFunds	$(6,243,311)	$(4,601,639)
Key	(8,493)	(9,984)
	$(6,251,804)	$(4,611,623)

The increase in 2005 is result of an increase in the loss of FastFunds as follows:

	2005	2004
Revenues	$18,531,141	$15,233,735
Location expenses	(13,776,007)	(11,291,510)
Location support expenses	(6,496,681)	(6,752,740)
Other expenses	(3,360,258)	(1,688,955)
Minority interest	-	419,720
Income tax expense	(1,141,506)	(521,889)
Loss from discontinued operations	$(6,243,311)	$(4,601,639)

FASTFUNDS FINANCIAL REVENUES

Revenues for the year ended December 31, 2005 were $18,531,141 compared to revenues of $15,233,735 for the year ended December 31, 2004.

Chex Services recognizes revenue at the time certain financial services are performed. Revenues are derived from check cashing fees, credit and debit card advance fees, and automated teller machine (“ATM”) surcharge and transaction fees. Chex revenues were comprised of:

		2005			2004
	Number of Transactions	Dollars Handled	Earned Revenues	Number of Transactions	Dollars Handled	Earned Revenues
Personal checks	661,579	$128,036,112	$6,227,598	674,195	$125,011,732	$6,361,227
“Other” checks	289,272	98,009,404	943,102	261,662	88,555,373	822,140
Credit cards	253,368	91,944,873	5,610,570	219,354	76,272,507	3,544,278
Debit cards	47,176	14,759,419	399,916	36.442	11,201,804	174,592
ATM	2,628,895	241,569,619	4,887,250	2,008,275	176,176,451	3,807,382
NSF Collection Fees	-	-	368,247	-	-	413,142
Other	-	-	94,458	-	-	110,974
	3,880,290	$574,319,427	$18,531,141	3,199,928	$477,217,867	$15,233,735

Prior to the Asset Sale, Chex cashed personal checks at its cash access locations for fees based upon a percentage of the face amount of the check cashed per each casino contract. Chex also cashed "other" checks, comprised of tax and insurance refunds, casino employee payroll checks and casino jackpot winnings.

Chex credit/debit card cash advance services allowed patrons to use their VISA, MasterCard, Discover and American Express cards to obtain cash. In July 2004, Chex began using its own proprietary credit and debit cash advance platform to process cash advance transactions. Accordingly, for the year ended December 31, 2005, Chex recorded additional revenues of approximately $1,473,000 compared to the year ended December 31, 2004 due to the new software and approximately $818,000 due to increased transactions and volume. During the year ended December 31, 2004, third party vendors, at their expense, supplied, installed and maintained the equipment to operate the cash advance system. Under vendor agreements, the vendor charges each customer a services fee based upon the cash advance amount and paid a portion of such service fee to Chex.

ATM surcharge and transaction fees reflected in the table above are comprised of upfront patron transaction fees or surcharges assessed at the time the transaction is initiated and a percentage of interchange fees paid by the patron’s issuing bank. These issuing banks share the interchange revenue with the Company. Upfront patron transaction fees are recognized when a transaction is initiated, and interchange revenue is recognized on a monthly basis based on the total transactions occurring during the month.

Chex utilized its own in-house collections department to pursue collection of returned checks, and generally charges an insufficient funds fee when it ultimately collects the check.

LOCATION EXPENSES

FastFunds’ location expenses were $13,776,007 for the year ended December 31, 2005 compared to $11,291,510 for the year ended December 31, 2004. Expenses were comprised as follows:

	2005	2004
Fees to casinos	$6,458,907	$5,312,522
Salaries and related costs	3,120,414	3,098,663
Returned checks, net of collections	525,064	623,871
Processing fees	2,154,421	838,292
Selling, general and administrative	1,517,201	1,418,162
	$13,776,007	$11,291,510

Fees to casinos were comprised of compensation paid to the casino pursuant to the terms of each financial services agreement that the company has entered into with the respective establishment. At locations where Chex provided check-cashing services, Chex paid the location operator a commission based upon the monthly amount of checks cashed or a fixed percentage of the net income from operations at that location. Chex passed on an agreed upon percentage of the surcharge commissions to the locations where ATM’s are utilized. At the locations at which Chex used third party vendors to provide credit/debit card advance services, it paid the operator a commission for each completed transaction. For the locations where Chex’s proprietary product was used, Chex paid a fee to the casino based on the fees it received from processing the transaction. For these transactions, Chex also incurred a cost of processing the transaction. Chex began installing its proprietary product in July 2004, and therefore, processing fees were significantly higher in the 2005 period compared to the 2004 period.

For the periods reflected above, Chex generally recorded a returned check expense for potential losses in the period such checks were returned.

Selling, general and administrative expenses for locations included bank charges, depreciation, communications, insurance, licensing, collections and travel and entertainment.

LOCATION SUPPORT EXPENSES

Location support expenses were $6,496,681 for the year ended December 31, 2005 compared to $6,752,919 for the year ended December 31, 2004.

	2005	2004

Salaries and related costs	$1,897,250	$2,168,770
Accounting, legal and consulting	1,114,851	934,571
Travel and entertainment	336,479	422,595
Advertising	155,114	220,059
Allocated expenses from Equitex		91,000
Depreciation and amortization	1,284,661	1,233,968
Provision for losses	66,632	462,500
Other	1,632,194	967,456
Stock-based compensation	9,500	252,000
	$6,496,681	$6,752,919

Corporate operating expenses include Chex’s Minneapolis administrative office, which supported the operating locations and also includes for part of the year ended December 31, 2005, those expenses associated with FFI’s London and Chicago offices. As of June 2005, the London and Chicago offices have been closed and the Company will incur no further expenses related to these locations.

Salaries and related costs decreased for year ended December 31, 2005 compared to the year ended December 31, 2004 period primarily as a result of the elimination of the corporate staffing of FFI’s London office.

Accounting, legal and consulting expenses increased for the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase for the year ended December 31, 2005 was primarily as a result of an increase in consulting fees of approximately $107,000. In 2004 FFI hired marketing and sales consultants to assist the Company in entering the stored-value card international market in the gaming and retail industries. As a result of no revenues being generated to offset these operating costs in June 2005, the Company terminated certain sales and marketing consulting and advisory agreements that previously required the Company to pay approximately $36,000 per month. In addition, FFFC has entered into various consulting agreements with a financial advisor and individuals who provide various consulting services to the Company. These continuing agreements require the Company to pay approximately $15,000 per month.

The stock based compensation expense of $9,500 for the year ended December 31, 2005 was a result of the Company’s issuing 20,000 options to purchase FFFC common stock at $1.10 per share to an officer of the Company for services. The stock-based compensation expense of $252,000 for the year ended December 31, 2004 was a result of Equitex distributing to Chex employees 280,000 of the 800,000 warrants to purchase FFFC common stock at $0.10 per share it received in the Merger. The warrants were determined to have a fair value of $1.00 on the distribution date.

Travel and entertainment expense decreased for the year ended December 31, 2005 compared to December 31, 2004 primarily as a result of the elimination of travel associated with consultants and the closure of the Company’s London and Chicago offices.

Prior to July 1, 2004 Equitex was incurring certain general and administrative expenses on behalf of Chex that were allocated by Equitex to Chex. Beginning July 1, 2004, Chex and FastFunds began incurring these expenses on their own behalf, and accordingly, there is no longer an allocation from Equitex.

Depreciation and amortization increased for the year ended December 31, 2005 compared year ended December 31, 2004 primarily as a result of increased depreciation as a result of additional fixed assets, as well as the amortization of deferred loan costs.

The provision for losses decreased to $66,632 for the year ended December 31, 2005 from $462,500 for the year ended December 31, 2004. The 2005 loss was comprised of allowances of $100,000 and $65,532 on notes and accounts receivable, offset by a $90,000 reduction on the note receivable of a deceased officer. The 2004 provision for losses was comprised of a $236,500 allowance on a note receivable, as well as $226,000 on a note receivable from a deceased officer.

Other costs included in corporate operating expenses increased for the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase for the year ended December 31, 2005 was caused by the loss on disposal of approximately $296,000 of hardware and software assets. Additional expenses were incurred related to a contract buyout of approximately $220,000 and director’s compensation of $150,000. Additional increases for the year ended December 31, 2005 were related costs of $108,000 incurred in connection with the closure of the Company’s London and Chicago offices and directors and officers insurance of approximately $106,000.

OTHER INCOME AND EXPENSES

Other income and expenses from discontinued operations increased by $1,671,204. The primary reason for the increase was the additional amortization related to the beneficial conversion features on convertible promissory notes of $1,588,000 in 2005 compared to 2004.

Results of continuing operations for the year ended December 31, 2004 vs. December 31, 2003

REVENUES

Consolidated revenues for the year ended December 31, 2004 were $260,256 compared to revenues of $415,253 for the year ended December 31, 2003.

CORPORATE SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Corporate activity expenses include those of Equitex, Denaris and Nova. Total corporate activity expenses for 2004 were $2,166,367 compared to $4,729,210 for 2003, and were comprised as follows:

	2004	2003
Employee costs	$441,476	$1,976,774
Other	1,343,171	1,987,436
Stock based compensation	381,720	355,000
Impairment of notes receivable	--	410,000
	$2,166,367	$4,729,210

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

OTHER INCOME AND EXPENSES

For the year ended December 31, 2004, other expenses were $33,249 compared to other income of $10,357 for the year ended December 31, 2003. Interest expense for the year ended December 31, 2004 increased to $118,501 from $39,554 for the year ended December 31, 2003. The primary reason for the increase of interest related to the $5,000,000 Whitebox note.

DISCONTINUED OPERATIONS

The net loss from discontinued operations was $4,611,623 for the year ended December 31, 2004 compared to $273,625 for the year ended December 31, 2003.

	2004	2003
FastFunds	$(4,601,639)	$(197,784)
Key	(9,984)	(75,841)
	$(4,611,623)	$(273,625)

The increase in 2004 is a result of additional losses at FastFunds as follows:

	2004	2003
Revenues	$15,233,735	$18,104,995
Location expenses	(11,291,510)	(12,710,236)
Location support expenses	(6,752,740)	(4,314,516)
Other expenses	(1,688,955)	(1,240,027)
Minority interest	419,720	-
Income tax expense	(521,889)	(38,000)
Loss from discontinued operations	$(4,601,639)	$(197,784)

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

Chex Services recognizes revenue at the time certain financial services are performed. For the periods reflected below, revenues were derived from check cashing fees, credit and debit card advance fees, and automated teller machine (“ATM”) surcharge and transaction fees. Chex revenues were comprised of:

		2004			2003
	Number of Transactions	Dollars Handled	Earned Revenues	Number of Transactions	Dollars Handled	Earned Revenues
Personal checks	674,195	$125,011,732	$6,361,227	796,594	$157,086,984	$8,027,449
“Other” checks	261,662	88,555,373	822,140	373,869	149,762,190	1,061,680
Credit cards	219,354	76,272,507	3,544,278	368,922	125,955,019	4,819,287
Debit cards	36.442	11,201,804	174,592	65,141	23,785,520	451,503
ATM	2,008,275	176,176,451	3,807,382	3,620,947	353,699,208	3,178,163
NSF Collection Fees	-	-	413,142	-	-	510,375
Other	-	-	110,974	-	-	52,331
	3,199,928	$477,217,867	$15,233,735	5,225,473	810,288,921	$18,100,788

LOCATION EXPENSES

Location expenses were $11,291,501 for the year ended December 31, 2004 compared to $12,710,236 for the year ended December 31, 2003. Expenses were comprised as follows:

	2004	2003
Fees to casinos	$5,312,522	$6,300,398
Salaries and related costs	3,098,663	4,102,398
Returned checks, net of collections	623,871	495,500
General operating expenses	1,418,162	1,601,589
Depreciation and amortization	838,292	210,351
	$11,291,510	$12,710,236

Fees to casinos were comprised of compensation paid to the casino pursuant to the terms of each financial services agreement that the company has entered into with the respective establishment. Due to the terminated locations, fees to casinos decreased from 2003 to 2004.

Chex employed personnel at the locations where it provided check cashing services. Due to the terminated locations, which had salaries and related costs of $760,000 in 2003, Chex had reduced staffing needs in 2004.

Chex generally records a returned check expense for potential losses in the period such checks are returned.

LOCATION SUPPORT EXPENSES

	2004	2003
Salaries and related costs	$2,168,770	$1,825,031
Accounting, legal and consulting	934,571	173,180
Travel and entertainment	422,595	318,206
Advertising	220,059	365,172
Allocated expenses from Equitex	91,000	303,000
Depreciation and amortization	1,233,968	941,144
Provision for (recover of) losses	462,500	(157,800)
Other	967,456	581,078
Stock-based compensation	252,000	-
Discount on note receivable	-	256,316
	$6,752,919	$4,605,327

Corporate operating expenses included Chex’s Minneapolis administrative office, which supported the 48 operating locations of the Company prior to the Asset Sale, and also included for the year ended December 31, 2004 those expenses associated with the opening of the FastFunds International, Inc. London and Chicago offices.

Salaries and related costs increased in 2004 period compared to 2003 period as a result of the hiring of the Company’s former Chief Executive Officer, as well as the corporate staffing of FastFunds International, Inc. London office. The expenses included in 2004 for the above items were approximately $89,000 and $167,000, respectively.
Accounting, legal and consulting expenses increased by $761,391 during the year ended December 31, 2004 compared to the year ended December 31, 2003. Accounting fees increased by approximately $124,000 as additional expenses were incurred in 2004 compared to 2003 as a result of the Merger, upon which Chex (as the accounting acquirer to the transaction) became a public reporting company. Legal fees increased by approximately $248,000 for the year ended December 31, 2004 primarily as a result of costs related to the Merger, compliance costs of being a public reporting company, as well as legal costs associated with lawsuits. Consulting fees were approximately $335,000 for the year ended December 31, 2004. FastFunds International hired marketing and sales consultants to assist the Company in entering the store-valued card international market in the gaming and retail industries. In addition, we have consulting agreements with a financial advisor and individuals who provide SEC consulting services to the Company.

Travel and entertainment increased for the year ended December 31, 2004 compared to December 31, 2003 as a result of the increased costs of travel associated with employees of FastFunds and FastFunds International, and consultants.

Prior to July 1, 2004 Equitex was incurring certain general and administrative expenses on behalf of Chex that were allocated by Equitex to Chex. Beginning July 1, 2004, Chex and FastFunds began incurring these expenses on their own behalf, and accordingly, there is no longer an allocation from Equitex.

Depreciation and amortization increased in 2004 compared to 2003 primarily as a result of increased depreciation as a result of additional fixed assets, as well as the amortization of deferred loan costs.

For the year ended December 31, 2004 the valuation allowance on the note receivable from the estate of a deceased officer was increased by $226,000 compared to a decrease of the allowance of $157,800 for the year ended December 31, 2003. Shares of Equitex common stock secure the note and the allowance is adjusted accordingly based on the value of the underlying collateral. Additionally, the Company recorded a valuation allowance of $236,500 on a note receivable from a customer in the fourth quarter of 2004.

Other costs included in corporate operating expenses increased by $386,378 for the year ended December 31, 2004 compared to December 31, 2003. The primary reason for the increase was the indemnification fee of $100,000 associated with the June 7, 2004 Merger. Other increases were the additional rent and occupancy costs of approximately $78,000 for the London and Chicago offices, as well as other office expenses such as, telecommunication and supplies.

The stock based compensation expense recorded in 2004 was a result of Equitex distributing to Chex employees 280,000 of the 800,000 warrants to purchase Company common stock at $0.10 per share it had received in the Merger. The warrants were determined to have a fair value of $1.00 on the distribution date.

In September 2003, checks totaling $606,316 from one customer were cashed by Chex and were returned for insufficient funds. In March 2004, the company received a non-interest bearing promissory note from this customer. Based on an imputed interest rate of 12%, a discount of $256,316 was applied to this note, which was charged to operating expense during the fourth quarter of 2003. As described above, the Company recorded a valuation allowance of $236,500 on this note in the fourth quarter of 2004.

OTHER INCOME AND EXPENSES

Other expense, net for the year ended December 31, 2004 was $1,688,955 compared to $1,240,027 for the year ended December 31, 2003. Interest expense for the year ended December 31, 2004 was $1,818,607 compared to $1,317,570 for the year ended December 31, 2003. The primary reasons for the increase was approximately $373,000 expensed as interest related to the beneficial conversions features on convertible promissory notes and an increase in the amount of notes payable. Interest income increased to $128,652 for the year ended December 31, 2004, from $72,543 for the year ended December 31, 2003. This increase was primarily due to the interest income of $96,111 recorded on the $2 million iGames Note.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R) Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for the Company beginning with the first quarter of 2006. Management is evaluating the provisions of this standard. Depending upon the number and terms of options that may be granted in future periods and the method of transition to be selected from applicable alternatives, the implementation of this standard could have a material impact on the Company’s financial position and results of operations.

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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt. The Company has both fixed and variable rate debt. Chex has $16,487,180 (before certain discounts on notes) of debt outstanding as of December 31, 2005, of which $11,301,497 has been borrowed at fixed rates ranging from 9% to 15%. This fixed rate debt is subject to renewal quarterly or annually and is payable upon demand with 90 days written notice by the debt holder. Additionally, $3,738,936, $1,162,500, and $200,000 of the total debt at December 31, 2005 have fixed rates of 7%, 9.5% and 5%, respectively. Chex also has $84,247 of obligations under capital leases with fixed rates ranging from 6.5% to 7% at December 31, 2005.

As most of the Company’s average outstanding indebtedness is renewed annually and carries a fixed rate of interest, a change in interest rates is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company during the year ending December 31, 2006. Additionally, as of March 31, 2006, the total fixed and variable debt outstanding has been reduced by approximately $7.3 million as proceeds from the asset sale were utilized to reduce the indebtedness of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements are listed under Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the last day of the period of the accompanying financial statements. Based on that review and evaluation, management has concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation. Nevertheless, we have limited Company resources devoted to financial reporting.  As a consequence, we encountered a delay in the timely resolution of the accounting presentation of the asset sale of FastFunds Financial Corporation.  This presentation had no impact on these or any other previous financial results of the Company.  Additionally, the Company is currently evaluating its accounting resources needed to accommodate future non-routine, complex accounting issues of this nature.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(a)(b)(c) Identification of directors, executive officers and certain significant persons

			Length of
Name	Age	Offices held	Service
Henry Fong	70	President, Treasurer,	Since Inception
		Principal Executive
		Financial and Accounting
		Officer and Director of Equitex

Thomas B. Olson	39	Secretary	Since 1988

Russell L. Casement	61	Director	Since 1989

Aaron A. Grunfeld	58	Director	Since 1991

Michael S. Casazza	55	Director	Since 2004

Joseph W. Hovorka	76	Director	Since 2005*

* Mr. Hovorka was appointed to the board on December 26, 2005.

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

(d) Family relationships.

Not applicable.

(e) Business experience.

HENRY FONG
Mr. Fong has been the president, treasurer and a director of Equitex since its inception. Mr. Fong has been a director of FastFunds Financial Corporation since June 2004. Mr. Fong has been president and a director of Equitex 2000, Inc. since its inception in 2001. Mr. Fong has been President and a Director of Interactive Games, Inc. (f/k/a Torpedo Sports USA, Inc.) since March 2002. Interactive Games is a publicly traded distributor of gaming equipment. Mr. Fong has been the president and a director of Inhibiton Therapeutics, Inc. since its inception in May 2004. Inhibiton Therapeutics is a publicly held company performing research and development on new cancer therapies. From 1959 to 1982 Mr. Fong served in various accounting, finance and budgeting positions with the Department of the Air Force. During the period from 1972 to 1981 he was assigned to senior supervisory positions at the Department of the Air Force headquarters in the Pentagon. In 1978, he was selected to participate in the Federal Executive Development Program and in 1981, he was appointed to the Senior Executive Service. In 1970 and 1971, he attended the Woodrow Wilson School, Princeton University and was a Princeton Fellow in Public Affairs. Mr. Fong received the Air Force Meritorious Civilian Service Award in 1982. Mr. Fong has passed the uniform certified public accountant exam. In March 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in FINANCIAL WORLD magazine's corporate American "Dream Team."

THOMAS B. OLSON
Mr. Olson has been secretary of Equitex since January 1988 and has been a director of Chex since May 2002. Since March 2002, Mr. Olson has been the secretary of Interactive Games, Inc. (f/k/a Torpedo Sports USA, Inc.), a publicly traded manufacturer and distributor of gaming equipment. Mr. Olson has been Secretary of Equitex 2000, Inc. since its inception in 2001. Mr. Olson has been the secretary of Inhibiton Therapeutics, Inc. since its inception in May 2004. Inhibiton Therapeutics is a publicly held company performing research and development on new cancer therapies. From August 2002 to July 2004, Mr. Olson was secretary of El Capitan Precious Metals, Inc., a publicly traded company with ownership interest in mining properties. Mr. Olson has attended Arizona State University and the University of Colorado at Denver.

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

AARON A. GRUNFELD
Mr. Grunfeld has been a director of Equitex since November 1991. Mr. Grunfeld has been a director of Equitex 2000, Inc. since its inception in 2001. Mr. Grunfeld has been engaged in the practice of law since 1971 and has been of counsel to the firm of Resch Polster Alpert & Berger, LLP, Los Angeles, California since November 1995. From April 1990 to November 1995, Mr. Grunfeld was a member of the firm of Spensley Horn Jubas & Lubitz, Los Angeles, California. In December 2005, Mr. Grunfeld was appointed by Los Angeles, California Mayor Antonio R. Villaraigosa to the Metropolitan Water District Board of Directors. The Metropolitan Water District serves approximately 18 million residents in Southern California. Mr. Grunfeld received an A.B. in Political Science from UCLA in 1968 and a J.D. from Columbia University in 1971. He is a member of the California Bar Association.

MICHAEL S. CASAZZA
Mr. Casazza became a director of Equitex in February 2004. From 1998 to the present, Mr. Casazza has been chairman of the board and president of A&M Trucking, Inc., a privately-held trucking company based in Denver, Colorado. In July 2005, Mr. Casazza was named acting chief executive officer of FastFunds Financial Corporation. From 1993 to 1997, and from 1990 to 1996, Mr. Casazza was president and chief executive officer of California Pro Sports, Inc. and MacGregor Sports and Fitness, respectively, both publicly held manufacturers of sporting goods equipment. Prior to 1990, Mr. Casazza also held senior executive level positions with Dunlop Sports Corporation and Wilson Sporting Goods. Mr. Casazza received his Bachelors Degree in Business Administration from St. Bonaventure University in 1972.

JOSEPH W. HOVORKA
Mr. Hovorka has been a director of Equitex since December 2005, was also a director of Equitex from June 2001 to March 2003. From September 1987 to February 2000, Mr. Hovorka was a director, and from February 1990 to February 2000 was president, chief executive officer, chief financial officer, and treasurer of Immune Response, Inc., a publicly held company which merged with Opticon Medical, Inc. in February 2000. From 1989 to 1993, Mr. Hovorka served as president, chief operating officer, and treasurer and was a director of Williams Controls, Inc., a publicly held manufacturer of pneumatic, electronic and hydraulic controls for trucks, buses, mining, construction and refuse collection vehicles. Mr. Hovorka also served as president and was a director of Enercorp, Inc., a publicly held investment company from July 1986 until June 1993. Mr. Hovorka had been engaged in commercial and business banking for over thirty years.

(f) Involvement in certain legal proceedings.

Not applicable.

(g) Promoters and control persons.

Not applicable.

(h) Audit committee financial expert.

Our board of directors had determined that Mr. Joseph W. Hovorka, an independent member of our board of directors and member of our audit committee, meets the requirements as our audit committee financial expert. Mr. Hovorka is an “independent” director, as such term is defined in Section 4200(a)(15) of the National Association of Securities Dealers’ listing standards and meets similar criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Act of 1934.

(i) Identification of the audit committee.

We have appointed an Audit Committee currently consisting of Mr. Hovorka as chairman, Mr. Grunfeld and Dr. Casement.

(j) Description of changes to procedures by which security holders may nominate directors.

Not applicable.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (“Section 16”) requires our officers, directors and persons who own more than ten percent of our voting securities to file reports of their ownership and changes in such ownership with the Securities and Exchange Commission (the “Commission”). Commission regulations also require that such persons provide us with copies of all Section 16 reports they file. Based solely upon its review of such reports received by us, or written representations from certain persons that they were not required to file any reports under Section 16, we believe that, during 2005, our officers and directors have complied with all Section 16 filing requirements.

CODE OF ETHICS

We have adopted a Code of Ethics for our senior executive and financial management, which includes our president and secretary as principal executive or accounting officers, which has been filed as an exhibit to this report. A copy of the Code of Ethics can be found at our website address www.equitex.net.

ITEM 11. EXECUTIVE COMPENSATION.

(a) General.

Henry Fong, our President and the only officer of Equitex whose total compensation exceeded $100,000 for the fiscal year ended December 31, 2005, received an annual salary of $210,000 in each of the years ended December 31, 2005, 2004 and 2003.

In January 1998, the Compensation Committee of our Board of Directors retained an independent consultant to review the President’s compensation. As a result of that review, a compensation arrangement was instituted based on recommendations made by the independent consultant. In addition to Mr. Fong’s annual salary, beginning January 1, 1998 and ended June 30, 2001, Mr. Fong received an annual bonus equaling 1% of our total assets combined with 5% of the increase in the market value of our common stock, excluding shares owned by him, calculated quarterly from January 1 to December 31 of any fiscal year. If there was a negative computation in any given quarter, no bonus was accrued and that negative amount was carried forward to offset the subsequent quarter's bonus during the fiscal year. Negative amounts were not accumulated nor carried into subsequent fiscal years. Following our acquisition of Nova Financial Systems and Key Financial Systems in August 2001, Mr. Fong, in consultation with the Compensation Committee, agreed to end the bonus plan beginning July 1, 2001 through December 31, 2002. In June 2003, the Compensation Committee reviewed Mr. Fong’s compensation arrangement and reinstituted the bonus plan effective June 1, 2003, for a bonus to be calculated quarterly based on 5% of the increase in the market value of our common stock as described above. This bonus totaled $537,558 in 2005, $0 in 2004 and $1,489,566 in 2003.

In addition to his cash compensation, Mr. Fong also received grants of 75,000 stock options in the year ended December 31, 2004 and 54,667 stock options in the year ended December 31, 2003 under our 2003 Stock Option. In December 2005, under the 2005 Stock Option plan approved by our stockholders, Mr. Fong received 50,000 shares of common stock in lieu of cash payment for $255,500 of accrued bonuses payable.

We have no retirement or pension plan for our President, Mr. Fong.

(b) Summary compensation table.

The following table sets forth information regarding compensation paid to our “named executive officers” (as defined in Regulation S-K under the Securities Exchange Act of 1934) officers during the years ended December 31, 2005, 2004 and 2003:

Summary Compensation Table

Long-Term
Compensation
		Annual Compensation			Awards
Name &				Other Annual		All Other
Principal		Salary	Bonus	Compensation	Options	Compensation
Position	Year	($)	($)	($)	& SARs(#)	($)

Henry Fong President, Treasurer Principal Executive Officer and Accounting Officer	2005 2004 2003	210,000 210,000 210,000	537,558 -0- 1,489,566	-0- -0- -0-	-0- 75,000 54,667	-0- -0- -0-

(c) Option/SAR grants table.

Not applicable.

(d) Aggregated Option/SAR exercises and fiscal year-end Option/SAR value table.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End (#) Exercisable/ Unexercisable

Henry Fong	-0-	-0-	129,667/-0-	$750/-0- (1)
__________
(1) Based on the fair market value of our common stock on December 30, 2005, the last trading day of fiscal year 2005, of $5.11 per share, the closing sale price per share on that date on The Nasdaq Capital Market.

(e) Long Term Incentive Plans -- awards in last fiscal year.

Not applicable.

(f) Defined benefit or actuarial plan disclosure.

Not applicable.

(g) Compensation of directors.

(1)Standard Arrangements

Each member of our Board of Directors, Messrs. Russell L. Casement, Aaron A. Grunfeld, Michael S. Casazza and Joseph W. Hovorka, receive $10,000 per year payable monthly and $500 for each Board of Director’s meeting attended either in person or by telephone. For the year ended December 31, 2005, Dr. Casement received a total of $13,500, Mr. Grunfeld received a total of $14,000, and Mr. Casazza received $14,500 in directors fees. Mr. Hovorka joined the board of directors on December 26, 2005, and therefore did not receive any directors fees during the year ended December 31, 2005. Members of the Board of Directors also receive reimbursement for expenses incurred in attending board meetings.

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

On December 26, 2005, our stockholders approved the 2005 Stock Option Plan authorizing the issuance of up to 1,400,000 shares of our common stock through the granting of stock options, restricted stock awards, or common stock issued for payment of certain accrued fees or expenses. Each of our directors is eligible to participate in the 2005 Stock Option Plan although no stock options have been issued as of the date this Annual Report on Form 10-K was filed.

(h) Employment contracts and termination of employment and change-in-control arrangements.

We have no compensation plan or arrangement with respect to any executive officer which plan or arrangement results or will result from the resignation, retirement or any other termination of such individual’s employment with us. We have no plan or arrangement with respect to any such persons, which will result from a change in control of Equitex or a change in the individual’s responsibilities following a change in control. Our employment arrangement with our President, Mr. Fong, is summarized above under Item 11(a).

(i) Report on repricing of Options/SARs.

Not applicable.

(j) Additional information with respect to Compensation Committee Interlocks and Insider Participation in compensation decisions.

Our Compensation Committee for the year ended December 31, 2005 consisted of Mr. Grunfeld as chairman and Dr. Casement both of whom continue to serve in that capacity. No member of the Compensation Committee was an officer or employee of us or any of our subsidiaries during the year. No executive officer has served on the board of directors of any other entity with either member of the Compensation Committee.

(k) Board compensation committee report on executive compensation.

In January 1998, the Compensation Committee of our Board of Directors retained an independent consultant to review the President’s compensation. The compensation committee directed the consultant to review both the salary and bonus structure. The independent consultant analyzed the compensation structure and compared it to the compensation structures of companies similar to us. The consultant recommended no change in the President's salary but did recommend an annual bonus plan equaling 1% of our total assets combined with 5% of the increase in the market value of our common stock not held by the President. The bonus was calculated and paid quarterly from January 1 to December 31 of any fiscal year based on a formula provided by the consultant. The Compensation Committee felt this compensation arrangement, tied primarily to the market performance of our common stock while including incentives for increases in assets, was the most equitable method for compensating the President. This provided a quantitative measure on which to reward the President's performance, by directly emphasizing market performance, which correlates directly with the expectations and goals of us and our stockholders.

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

During 2003, the Compensation Committee reviewed our president’s salary, which had not been adjusted since 1991. The Compensation Committee determined his salary should be increased to reflect the approximate annual increase in the consumer price index for the previous five years. This amounted to an increase of approximately 15% to $210,000. In reviewing Mr. Fong’s compensation, the Compensation Committee also determined it was in the best interest of the Company to give him additional incentive to maximize the Company’s performance. The Compensation Committee determined the bonus plan based solely on the increase in market value of our common stock recommended by the independent consultant in 1998 still presented a viable way to reward our president’s performance by tying his bonus to the goals of our stockholders.

Therefore, effective June 1, 2003, the Compensation Committee reinstated the previous bonus plan for our president absent payment for 1% of the total assets.

During the year ended December 31, 2005, the Compensation Committee chose to make no changes to the compensation structure of our President. Additionally, no stock options were granted during the year ended December 31, 2005.

Compensation Committee
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) (b) Security Ownership of Certain Beneficial Owners and Security Ownership of Management.

Set forth below is certain information as of March 31, 2006, with respect to ownership of Equitex’s common stock held of record or beneficially by (i) Equitex’s “named executive officers” as such term is defined under Item 4.02(a) of Regulation S-K, (ii) each director of Equitex, (iii) each person who owns beneficially more than five percent of Equitex’s outstanding common stock; and (iv) all directors and executive officers as a group. Unless otherwise noted, each beneficial owner’s address is 7315 E. Peakview Avenue, Englewood, CO 80111. The number of shares of common stock outstanding at March 31, 2006 was 11,152,653:

Name and Address of Beneficial Owner	Shares of Common Stock Owned (1)	Shares of Common Stock Underlying Options (1)	Shares of Common Stock Underlying Warrants (1)	Total	Percentage of Common Stock Owned
Henry Fong	234,832 (2)	129,667 (3)	0	364,499 (2)(3)	3.2%
Russell L. Casement 1355 S. Colorado Blvd, Ste 320 Denver, CO 80222	24,466 (4)	41,667 (5)	0	66,133 (4)(5)	0.6%
Aaron A. Grunfeld 10390 Santa Monica Blvd, 4th Fl Los Angeles, CA 90025	5,450	41,667 (6)	0	47,117 (6)	0.4%
Michael S. Casazza 4647 National Western Dr Denver, CO 80216	57,700	20,833 (7)	0	78,533 (7)	0.7%
Joseph W. Hovorka	1,779	0	80	1,859	*%
Thomas Olson	0	35,833 (8)	0	35,833 (8)	0.3%
Global Hydro Fuel Technologies, Inc.	2,131,114	0	O	2,131,114	19.1%
Daniel Bishop (9)	1,021,268	0	46,667	1,067,935	9.5%
All officers and directors as a group (six persons)	324,227	269,667	80	593,974	5.2%
_______________
* Amount is less than 0.01%.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of the record rate are deemed outstanding for computing the beneficial ownership percentage of the person holding such options or warrants but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	Includes shares owned by a corporation of which Mr. Fong is an officer and director and a partnership of which Mr. Fong is a partner.
(3)	Includes 129,667 shares underlying options granted under our 2003 Stock Option Plan.
(4)	Includes 16,000 shares owned by a profit sharing plan of which Mr. Casement is a beneficiary.
(5)	Includes 41,667 shares underlying options granted under our 2003 Stock Option Plan.
(6)	Includes 41,667 shares underlying options granted under our 2003 Stock Option Plan.
(7)	Includes 20,833 shares underlying options granted under our 2003 Stock Option Plan.
(8)	Includes 35,833 shares underlying options granted under our 2003 Stock Option Plan.
(9)	Based on Schedule 13D/A filed with the SEC on October 31, 2003.

(c) Changes in control.

Assuming the conversion of all of the Series L Preferred Stock, the former securityholders of Hydrogen Power would hold approximately 73% of our outstanding common stock. Additionally, GHTI, Hydrogen Power’s former majority stockholder, would beneficially own approximately 62% of our outstanding common stock, and would thus have significant influence over the management of our business, the election of directors and all matters requiring stockholder approval.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a) Transactions with Management and Others.

We currently lease approximately 1,800 square feet of office space in Greenwood Executive Park, 6400 South Quebec, Englewood, Colorado from a partnership in which our President is the sole partner, on terms comparable to the existing market for similar facilities.

During 2004, our President, and a company in which he is the sole officer and director, loaned us a total of $67,200, which remained unpaid at December 31, 2004. During 2005, an additional $346,000 was loaned and a total of $178,200 was repaid against the notes leaving a principal balance due of $235,000 at December 31, 2005. These loans are due on demand and carry an interest rate of 8%.

In September 2005, we initiated an assignment of $360,000 in promissory notes to a corporation that is owned by a director, Michael S. Casazza, in exchange for a promissory note to the corporation that was due December 9, 2005, and which carried annual interest at 10%. The assigned notes were originally 90-day notes bearing interest rates ranging from 22% to 24% per annum and also required an origination fee of between 5 1/2% to 6% to be paid along with principal and accrued interest on the due date. All of the aforementioned notes were repaid in February 2006.

(b) Certain business relationships.

Not applicable.

(c) Indebtedness of management.

Not applicable.

(d) Transactions with promoters.

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

GHP Horwath, P.C. served as our auditors for the years ended December 31, 2005 and 2004.

Audit Fees

Fees billed and expected to be billed by GHP Horwath, P.C. for audit and review services rendered as well as for procedures performed in connection with providing consents for various registration statements for each of the years ended December 31, 2005 and 2004 (including fees billed and expected to be billed to Equitex’s majority owned subsidiary, FastFunds) were $217,000 and $221,000, respectively, which includes out-of-pocket costs incurred in connection with these services.

Audit-Related Fees

Fees billed by GHP Horwath, P.C. for audit-related fees in each of the years ended December 31, 2005 and 2004 (including fees billed and expected to be billed to Equitex’s majority owned subsidiary, FastFunds) were $13,000 and $0, respectively. In 2005, GHP Horwath, P.C. performed due diligence services which comprised these fees.

Tax Fees

There were no other fees billed and expected to be billed by GHP Horwath, P.C. for tax fees rendered in each of the years ended December 31, 2005 and 2004 (including fees billed and expected to be billed to Equitex’s majority owned subsidiary, FastFunds) are $35,000 and $25,000, respectively. These fees were for tax return preparation. Additional fees billed by GHP Horwath, P.C. for tax compliance services totaled 12,000 for the year ended December 31, 2005

All Other Fees

Fees billed by GHP Horwath, P.C. for the year ended December 31, 2005. Other fees billed by GHP Horwath, P.C. of approximately $5,000 for the year ended December 31, 2004 (including fees billed and expected to be billed to Equitex’s majority owned subsidiary, FastFunds) were incurred for time and out-of-pocket costs related to responding to a plaintiff’s subpoena related to certain Company litigation.

Preapproval Policy

The policy of the audit committee is to review and pre-approve both audit and non-audit services to be provided by the independent registered public accounting firm (other than with certain de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002). This duty may be delegated to one or more designated members of the audit committee with any such approval reported to the committee at its next regularly scheduled meeting. Approval of non-audit services shall be disclosed to investors in periodic reports required by Section 13(a) of the Securities Exchange Act of 1934, as amended. All of the fees paid to GHP Horwath, P.C. during fiscal year 2005 were pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report immediately following the signature page.

Page
1. Financial Statements and Supplementary Data

Report of Independent Registered Accounting Firm	F-1
Consolidated financial statements:
Consolidated balance sheets	F-2 - F-3
Consolidated statements of operations	F-4
Consolidated statements of changes in stockholders' equity	F-5 - F-10
Consolidated statements of cash flows	F-11 - F-13
Notes to consolidated financial statements	F-14 - F-44

2. Financial Statements Schedules.
Financial statements and exhibits - Schedule II, Valuation and Qualifying Accounts, is omitted because the information is included in the consolidated financial statements and notes.

3. Exhibits.

3.1	Articles of Incorporation. (Incorporated by reference from the like numbered exhibits filed with the Registrant’s Registration Statement on Form S-18, No. 2-82104-D effective April 11, 1983.)
3.2	Bylaws (Incorporated by reference from the like numbered exhibits filed with the Registrant’s Registration Statement on Form S-18, No. 2-82104-D effective April 11, 1983.)
3.3
Certificate of Designations of Registrant’s Series D Convertible Preferred Stock. (Incorporated by reference from Exhibit 4 of the Registrant’s Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on September 8, 1999.)

3.4
Certificate of Designations of Registrant’s Series G Convertible Preferred Stock. (Incorporated by reference from the like numbered exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.)

3.5
Certificate of Designations of Registrant’s Series I Convertible Preferred Stock. (Incorporated by reference from Exhibit 2.1 of the Registrant’s Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on August 21, 2001.)

3.6
Certificate of Designations of Registrant’s Series K Convertible Preferred Stock. (Incorporated by reference from Exhibit 3.1 of the Registrant’s Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on July 28, 2005.)

3.7
Certificate of Designations of Registrant’s Series L Convertible Preferred Stock. (Incorporated by reference from Exhibit 4.1 of the Registrant’s Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on March 20, 2006.)

10.1
1993 Stock Option Plan for Non-Employee Directors. (Incorporated by reference from the like numbered exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.)

10.2	1999 Stock Option Plan. (Incorporated by reference from the like numbered exhibits filed with the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1998.)
10.3	2003 Stock Option Plan. (Incorporated by reference from the like numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.)
10.4	2005 Stock Option Plan (Incorporated by reference form Exhibit 4.1 of the Registrant’s Registration on Form S-8, No. 333-131847 effective February 14, 2006.)

10.4
Distribution Agreement, between Equitex, Inc. and Equitex 2000, Inc. dated August 6, 2001 (Incorporated by reference from Exhibit 4.5 of the Registrant’s Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on August 21, 2001.)

10.5
Agreement and Plan of Reorganization among Equitex, Inc., Key Financial Systems, Inc. and Key Merger Corporation dated June 27, 2000. (Incorporated by reference from Exhibit 2.2 of the Registrant’s Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on August 21, 2001.)

10.6
Agreement and Plan of Reorganization among Equitex, Inc., Nova Financial Systems, Inc. and Nova Acquisition Corporation dated June 27, 2000. (Incorporated by reference from Exhibit 2.3 of the Registrant’s Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on August 21, 2001.)

10.7
Stock Purchase Agreement by and between Equitex, Inc. and the Selling Stockholders of Chex Services, Inc. (Incorporated by reference from Exhibit 2.1 of the Registrant’s Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on January 7, 2002.)

10.8
Amendment No. 1 to the Stock Purchase Agreement by and between Equitex, Inc. and the Selling Stockholders of Chex Services, Inc. (Incorporated by reference from Exhibit 2.2 of the Registrant’s Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on January 7, 2002.)

10.9
Agreement and Plan of Merger and Reorganization by and among Equitex, Inc., EI Acquisition Corp. and Hydrogen Power, Inc. dated September 13, 2005. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on September 19, 2005.)

10.10
First Amendment to Agreement and Plan of Merger and Reorganization by and among Equitex, Inc., EI Acquisition Corp. and Hydrogen Power, Inc. dated October 31, 2005. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on November 4, 2005.)

10.11
Second Amendment to Agreement and Plan of Merger and Reorganization by and among Equitex, Inc., EI Acquisition Corp. and Hydrogen Power, Inc. dated November 11, 2005. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 21, 2005)

10.12
Third Amendment to Agreement and Plan of Merger and Reorganization by and among Equitex, Inc., EI Acquisition Corp. and Hydrogen Power, Inc. dated December 15, 2005. (Incorporated by reference from Exhibit 10.7 of the Registrant’s Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on March 20, 2006.)

10.13
Fourth Amendment to Agreement and Plan of Merger and Reorganization by and among Equitex, Inc., EI Acquisition Corp. and Hydrogen Power, Inc. dated January 30, 2006. (Incorporated by reference from Exhibit 10.8 of the Registrant’s Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on March 20, 2006.)

10.14
Fifth Amendment to Agreement and Plan of Merger and Reorganization by and among Equitex, Inc., EI Acquisition Corp. and Hydrogen Power, Inc. dated March 10, 2006. (Incorporated by reference from Exhibit 10.9 of the Registrant’s Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on March 20, 2006.)

10.15
Share Agreement between Equitex, Inc. and Aton Select Fund Limited dated December 5, 2005. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on December 9, 2005.)

10.16
Certificate of Merger of Hydrogen Power, Inc. into EI Acquisition Corp dated March 14, 2006. (Incorporated by reference from Exhibit 10.11 of the Registrant’s Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on March 20, 2006.)

10.17
Secured Promissory Note between Equitex, Inc. and FastFunds Financial Corporation dated March 14, 2006. (Incorporated by reference from Exhibit 10.1 of the Registrant’s Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on March 20, 2006.)

10.18
Stock Pledge Agreement between Equitex, Inc. and FastFunds Financial Corporation dated March 14, 2006. (Incorporated by reference from Exhibit 10.2 of the Registrant’s Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on March 20, 2006.)

10.19
Net Profit Interest Agreement between Equitex, Inc. and FastFunds Financial Corporation dated March 14, 2006. (Incorporated by reference from Exhibit 10.3 of the Registrant’s Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on March 20, 2006.)

10.20
Purchase Agreement by and among Equitex, Inc., Pandora Select Partners, L.P. and Whitebox Hedged High Partners, L.P. (Incorporated by reference from Exhibit No. 10.9 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.21
Convertible Secured Promissory Note payable by Equitex, Inc. to Pandora Select Partners, L.P.
(Incorporated by reference from Exhibit No. 10.10 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.22
Convertible Secured Promissory Note payable by Equitex, Inc. to Whitebox Hedged High Partners, L.P. (Incorporated by reference from Exhibit No. 10.11 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.23
Secured Promissory Note payable by Chex Services, Inc. to Equitex, Inc. (Incorporated by reference from Exhibit No. 10.12 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.24
Security Agreement by and between Equitex, Inc., Pandora Select Partners, L.P. and Whitebox Hedged High Partners, L.P. (Incorporated by reference from Exhibit No. 10.13 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.25
Guaranty Agreement by and between Equitex, Inc., Pandora Select Partners, L.P. and Whitebox Hedged High Partners, L.P. (Incorporated by reference from Exhibit No. 10.14 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.26
Security Agreement by and between Chex Services, Inc., Pandora Select Partners, L.P. and Whitebox Hedged High Partners, L.P. (Incorporated by reference from Exhibit No. 10.15 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.27
Security Agreement by and between Equitex, Inc., Pandora Select Partners, L.P. and Whitebox Hedged High Partners, L.P. (Incorporated by reference from Exhibit No. 10.16 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.28
Registration Rights Agreement by and among Equitex, Inc., Pandora Select Partners, L.P. and Whitebox Hedged High Partners, L.P. (Incorporated by reference from Exhibit No. 10.17 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.29
Purchase Agreement dated September 15, 2005 with Pandora Select Partners, L.P. and Whitebox Hedged High Yield Partners, L.P. (Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Registration on S-3/A, No. 333-130316 filed with the Securities and Exchange Commission on February 10, 2006.)

10.30
Secured Convertible Promissory Note dated September 15, 2005 issued to Pandora Select Partners, L.P. (Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Registration on S-3/A, No. 333-130316 filed with the Securities and Exchange Commission on February 10, 2006.)

10.31
Secured Convertible Promissory Note dated September 15, 2005 issued to Whitebox Hedged High Yield Partners, L.P. (Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Registration on S-3/A, No. 333-130316 filed with the Securities and Exchange Commission on February 10, 2006.)

10.32
Warrant dated September 15, 2005 issued to Pandora Select Partners, L.P. (Incorporated herein by reference from Exhibit 10.4 to the Registrant’s Registration on S-3/A, No. 333-130316 filed with the Securities and Exchange Commission on February 10, 2006.)

10.33
Warrant dated September 15, 2005 issued to Whitebox Hedged High Yield Partners, L.P. (Incorporated herein by reference from Exhibit 10.5 to the Registrant’s Registration on S-3/A, No. 333-130316 filed with the Securities and Exchange Commission on February 10, 2006.)

10.34
Amendment to Secured Convertible Promissory Notes dated September 15, 2005 with Pandora Select Partners, L.P. and Whitebox Hedged High Yield Partners, L.P. (Incorporated herein by reference from Exhibit 10.6 to the Registrant’s Registration on S-3/A, No. 333-130316 filed with the Securities and Exchange Commission on February 10, 2006.)

10.35
Amended Security Agreement dated September 15, 2005 with Pandora Select Partners, L.P. and Whitebox Hedged High Yield Partners, L.P. (Incorporated herein by reference from Exhibit 10.7 to the Registrant’s Registration on S-3/A, No. 333-130316 filed with the Securities and Exchange Commission on February 10, 2006.)

10.36
Registration Rights Agreement dated September 15, 2005 with Pandora Select Partners, L.P. and Whitebox Hedged High Yield Partners, L.P. (Incorporated herein by reference from Exhibit 10.8 to the Registrant’s Registration on S-3/A, No. 333-130316 filed with the Securities and Exchange Commission on February 10, 2006.)

10.37
Stock Pledge Agreement dated September 15, 2005 with Pandora Select Partners, L.P. and Whitebox Hedged High Yield Partners, L.P. (Incorporated herein by reference from Exhibit 10.9 to the Registrant’s Registration on S-3/A, No. 333-130316 filed with the Securities and Exchange Commission on February 10, 2006.)

10.38
Guaranty of Henry Fong dated September 15, 2005 in favor of Pandora Select Partners, L.P. and Whitebox Hedged High Yield Partners, L.P. (Incorporated herein by reference from Exhibit 10.10 to the Registrant’s Registration on S-3/A, No. 333-130316 filed with the Securities and Exchange Commission on February 10, 2006.)

10.39
Note Assignment agreement between Equitex, Inc. and Transporta LLC dated September 22, 2005. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 21, 2005.)

14.1	Code of Ethics for Senior Financial Management. Filed Herewith.
21.1	List of Subsidiaries. Filed Herewith.
23.1	Consent of Independent Registered Public Accounting Firm. Filed Herewith.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed Herewith.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

(b) Exhibits required by Item 601 of Regulation S-K

See Item 17(a)(3) above.

(d) Financial statement schedules required by Regulation S-X

Not applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 17, 2006	EQUITEX, INC.
(Registrant)

By /S/ HENRY FONG
Henry Fong, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 17, 2006	/S/ HENRY FONG
Henry Fong, President,
Treasurer and Director
(Principal Executive, Financial,
and Accounting Officer)

Date: April 17, 2006	/S/ RUSSELL L. CASEMENT
Russell L. Casement, Director

Date: April 17, 2006	/S/ AARON A. GRUNFELD
Aaron A. Grunfeld, Director

Date: April 17, 2006	/S/ MICHAEL S. CASAZZA
Michael S. Casazza, Director

Date: April 17, 2006	/S/ JOSEPH W. HOVORKA
Joseph W. Hovorka, Director

EQUITEX, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated financial statements:

Consolidated balance sheets	F-2 - F-3

Consolidated statements of operations	F-4

Consolidated statements of changes in stockholders' equity	F-5 - F-10

Consolidated statements of cash flows	F-11 - F-13

Notes to consolidated financial statements	F-14 - F-43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Equitex, Inc.

We have audited the accompanying consolidated balance sheets of Equitex, Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Equitex, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on January 31, 2006, FastFunds Financial Corporation, a majority-owned subsidiary of the Company, sold substantially all of the assets of its wholly-owed subsidiary Chex Services, Inc. This subsidiary conducted most of the Company’s business operations and is presented as discontinued operations in the accompanying consolidated financial statements. In addition, on March 14, 2006, the Company acquired Hydrogen Power, Inc.

/s/ GHP HORWATH, P.C.

Denver, Colorado
April 10, 2006

EQUITEX, INC, AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$133,541	$8,389,686
Receivables, net (Note 4)	252,089	1,338,109
Current portion of notes and interest receivable, including related parties of $212,900 (Note 5)		472,291
Prepaid expenses and other	33,202	517,182
Investment in Hydrogen Power, Inc. (Note 1)	2,526,300
Assets held for sale (Note 3)	21,997,466

Total current assets	24,942,598	10,717,268

Notes and interest receivable, net, including related parties of $594,951 (2005) and $864,604 (2004)
(Note 5)	3,899,526	3,399,240
Property, equipment and leaseholds, net (Note 6 and 8)	52,178	1,330,095
Intangible and other assets, net (Note 7)	638,846	3,135,103
Goodwill		5,636,000

	4,590,550	13,500,438

	$29,533,148	$24,217,706

(Continued)

EQUITEX, INC, AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

	2005	2004
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks issued in excess of cash in bank	$1,105,379
Accounts payable	768,189	$982,774
Accrued expenses and other liabilities, including related party accruals of $410,000 (2005) and $526,000 (2004)
(Notes 10 and 11)	3,043,543	2,728,838
Notes and loans payable, including related parties of $614,695 (2005) and $93,719 (2004) (Note 8)	13,443,986	11,866,656
Current portion of long-term debt (Note 8)	1,831,400	1,315,217
Liabilities associated with assets held for sale (Note 3)	154,047
Liabilities of discontinued operations (Note 3)	513,395	592,911

Total current liabilities	20,859,939	17,486,396

Long-term debt, net of current portion (Note 8)	2,108,423	3,044,016
Liabilities associated with assets held for sale (Note 3)	2,867,000

	4,975,423	3,044,016

	25,835,362	20,530,412

Commitments and contingencies (Notes 8, 11 and 12)

Redeemable preferred stock (Note 12):
Series K, 6% stated value $1,000 per share; 3,100 shares authorized; 2,544 (2005) shares issued and
outstanding; net of discount of $2,412,700	131,300

Stockholders' equity (Note 13):
Preferred stock; 2,000,000 shares authorized:
Series D, 6% stated value $1,000 per share; 408 shares issued and outstanding (2004)		408,000
Series G, 6% stated value $1,000 per share; 370 shares issued and outstanding (2004)		370,000
Series I, 6% stated value $1,000 per share; 1,600 shares issued and outstanding (2004)		1,600,000
Common stock, $0.01 par value; 50,000,000 shares authorized; 8,495,849 (2005) and 5,893,634 (2004)
issued; 8,486,112 shares (2005) and 5,801,589 shares (2004) outstanding	84,958	58,936
Notes, interest and stock subscription receivable	(682,002)	(763,002)
Additional paid-in capital	32,020,956	21,322,132
Accumulated deficit	(27,728,484)	(18,886,247)
Less common treasury stock at cost; 9,737 shares (2005) and 92,045 shares (2004)	(128,942)	(422,525)

Total stockholders' equity	3,566,486	3,687,294

	$29,533,148	$24,217,706

See notes to consolidated financial statements.

EQUITEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
		(Note 1)	(Note 1)
Credit card income, net of provision for losses	$196,899	$260,256	$415,253
Corporate selling, general and administrative	4,678,472	2,166,367	4,729,210

Loss from operations	(4,481,573)	(1,906,111)	(4,313,957)

Other income (expense):
Interest income, including related party interest of $19,799 (2005), $85,252 (2004) and $49,911 (2003)	19,799	85,252	49,911
Interest expense, including related party interest of $20,305 (2005), $1,718 (2004) and $12,941 (2003)	(574,659)	(118,501)	(39,554)

	(554,860)	(33,249)	10,357

Loss from continuing operations before income taxes	(5,036,433)	(1,939,360)	(4,303,600)
Income tax benefit (expense) (Note 9)	2,446,000	(907,000)

Loss from continuing operations	(2,590,433)	(2,846,360)	(4,303,600)
Loss from discontinued operations, net of income taxes (Note 3)	(6,251,804)	(4,611,623)	(273,625)

Net loss	(8,842,237)	(7,457,983)	(4,577,225)

Accretion of preferred stock (Note 12)	(219,300)	(4,640)	(13,280)
Repricing of warrants to preferred stockholders (Note 13)			(375,000)
Redemption of convertible preferred stock in excess of beneficial conversion features (Note 13)			38,430
Deemed preferred stock dividends (Note 13)	(200,788)	(221,400)	(229,000)
Exchange of Series G and I convertible preferred stock in excess of carrying value	(212,000)

Net loss applicable to common stockholders	$(9,474,325)	$(7,684,023)	$(5,156,075)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.47)	$(0.54)	$(1.00)
Loss from discontinued operations	(0.92)	(0.82)	(0.06)

Basic and diluted net loss per share	$(1.39)	$(1.36)	$(1.06)

Weighted average number of common shares outstanding,
Basic and diluted	6,809,711	5,650,808	4,892,843

See notes to consolidated financial statements.

EQUITEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Convertible preferred stock		Preferred	Common stock		Additional
			treasury			paid-in
	Shares	Amount	stock	Shares	Amount	capital

Balances, January 1, 2003	4,015	$4,015,000	$(650,000)	4,421,219	$44,212	$13,206,189

Exercises of options and warrants for common stock (net of offering
costs)				590,537	5,905	1,727,262

Warrants issued for services						254,000

Purchase of shares of common stock by subsidiary, including
$207,000 from a related party						78,578

Redemption of Series I preferred stock for cash	(90)	(90,000)				(32,776)

Conversion of Series D preferred stock to common stock	(167)	(167,000)		77,876	779	166,221

Conversion of Series J preferred stock to common stock	(1,380)	(1,380,000)	650,000	582,726	5,827	1,374,173

Conversion of accounts payable and notes payable to common
stock				64,803	648	297,887

Common stock issued as contingent consideration for accounts
payable				17,852	179	(179)

Sale of treasury stock for cash and note receivable						576,034

Repricing of warrants and options						101,000

Net loss

Balances, December 31, 2003	2,378	2,378,000	-	5,755,013	57,550	17,748,389

(Continued)

EQUITEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

		Notes, interest
	Common	and stock		Total
	treasury	subscription	(Accumulated	stockholders'
	stock	receivable	deficit)	equity

Balances, January 1, 2003	$(256,851)		$(6,851,039)	$9,507,511

Exercises of options and warrants for common stock (net of offering
costs)	(105,050)			1,628,117

Warrants issued for services				254,000

Purchase of shares of common stock by subsidiary, including
$207,000 from a related party	(289,784)			(211,206)

Redemption of Series I preferred stock for cash				(122,776)

Conversion of Series D preferred stock to common stock

Conversion of Series J preferred stock to common stock	(650,000)

Conversion of accounts payable and notes payable to common
stock				298,535

Common stock issued as contingent consideration for accounts payable

Sale of treasury stock for cash and note receivable	575,968	$(800,000)		352,002

Repricing of warrants and options				101,000

Net loss			(4,577,225)	(4,577,225)

Balances, December 31, 2003	(725,717)	(800,000)	(11,428,264)	7,229,958

(Continued)

EQUITEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Convertible preferred stock		Preferred	Common stock		Additional
			treasury			paid-in
	Shares	Amount	stock	Shares	Amount	capital

Exercises of options and warrants for common stock				131,796	1,318	378,471

Warrants issued for services performed in connection with
convertible promissory notes						164,700

Options issued to consultants for services						6,970

Warrants attached to convertible promissory notes						461,200

Purchase by subsidiary of 17,250 shares of common stock

Conversion of accounts payable for common stock previously
issued as contingent consideration						25,647

Proceeds received on stock subscription receivable

Sale of 228,050 shares of treasury stock for cash						174,267

Distribution of 7,500 shares of treasury stock for services						29,180

Issuance of common stock for services				4,325	43	25,539

Acquisition of SVI in exchange for subsidiary common stock						(419,720)

Conversion of note payable in exchange for issuance of subsidiary
common stock (Note 8)						200,000

Beneficial conversion feature on subsidiary common stock issued in
connection with convertible promissory notes (Note 8)						200,000

Conversion of accounts payable to common stock				2,500	25	6,425

Beneficial conversion features on subsidiary common stock issued
in connection with convertible promissory notes (Note 8)						1,660,967

Cancellation of portion of stock subscription receivable and return
of stock (Note 12)						(250,000)

Warrants to purchase subsidiary common stock issued for services						576,000

Reclassification of notes and interest receivable from an officer of
Chex (Notes 3 and 10)

Warrants to purchase subsidiary common stock issued in
connection with convertible promissory notes (Note 8)						113,097

Issuance of subsidiary common stock in exchange for note
receivable (Note 12)						216,000

Exercise of warrants for subsidiary common stock						5,000

Net loss

Balances, December 31, 2004	2,378	2,378,000	-	5,893,634	58,936	21,322,132

(Continued)

EQUITEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

		Notes, interest
	Common	and stock		Total
	treasury	subscription	(Accumulated	stockholders'
	stock	receivable	deficit)	equity

Exercises of options and warrants for common stock				379,789

Warrants issued for services performed in connection with
convertible promissory notes				164,700

Options issued to consultants for services				6,970

Warrants attached to convertible promissory notes				461,200

Purchase by subsidiary of 17,250 shares of common stock	(113,625)			(113,625)

Conversion of accounts payable for common stock previously
issued as contingent consideration				25,647

Proceeds received on stock subscription receivable		200,000		200,000

Sale of 228,050 shares of treasury stock for cash	745,247			919,514

Distribution of 7,500 shares of treasury stock for services	21,570			50,750

Issuance of common stock for services				25,582

Acquisition of SVI in exchange for subsidiary common stock				(419,720)

Conversion of note payable in exchange for issuance of subsidiary
common stock (Note 8)				200,000

Beneficial conversion feature on subsidiary common stock issued
in connection with convertible promissory notes (Note 8)				200,000

Conversion of accounts payable to common stock				6,450

Beneficial conversion features on subsidiary common stock issued
in connection with convertible promissory notes (Note 8)				1,660,967

Cancellation of portion of stock subscription receivable and return
of stock (Note 12)	(350,000)	600,000		-

Warrants to purchase subsidiary common stock issued for services				576,000

Reclassification of notes and interest receivable from an officer		(547,002)		(547,002)
of Chex (Notes 3 and 10)

Warrants to purchase subsidiary common stock issued in
connection with convertible promissory notes (Note 8)				113,097

Issuance of subsidiary common stock in exchange for note
receivable (Note 12)		(216,000)

Exercise of warrants for subsidiary common stock				5,000

Net loss			(7,457,983)	(7,457,983)

Balances, December 31, 2004	(422,525)	(763,002)	(18,886,247)	3,687,294

(Continued)

EQUITEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Convertible preferred stock		Preferred	Common stock		Additional
			treasury			paid-in
	Shares	Amount	stock	Shares	Amount	capital

Exercises of options and warrants for common stock (Note 13)				326,608	3,266	903,378

Issuance of common stock to shareholder of HPI in exchange for
850,000 shares of HPI (Note 1)				700,000	7,000	2,519,300

Beneficial conversion feature and warrants issued in connection with
notes payable (Note 8)						742,659

Return of common stock previously issued for conversion of
accounts payable				(2,500)	(25)	(6,425)

Return and retirement of subsidiary common stock in exchange for
reduction of stock subscription receivable (note 13)						(81,000)

Issuance of subsidiary options (Note 13)						9,500

Conversion of Series D preferred stock to common stock (Note 13)	(408)	(408,000)		203,529	2,035	405,965

Conversion of notes payable, accrued interest and accounts payable
to common stock (Note 13)				190,092	1,901	792,014

Exchange of Series G & I preferred stock for Series K redeemable
preferred stock (Notes 12 and 13)	(1,970)	(1,970,000)				(957,000)

Conversion of Series K preferred stock to common stock (Note 12)				186,772	1,868	509,132

Beneficial conversion feature and warrants attached to Series K
preferred stock, net of accretion of $219,300 (Note 12)						2,412,700

Sale of 82,308 shares of treasury stock for cash (Note 13)						(73,254)

Issuance of common stock in satisfaction of long-term debt and
accrued interest (Notes 8 and 13)				207,230	2,072	1,014,538

Issuance of common stock under private placement, net of offering
costs of $180,000 (Note 13)				725,332	7,253	1,988,743

Issuance of warrants to noteholders (Note 13)						30,000

Issuance of common stock in satisfaction of subsidiary liability				15,152	152	95,001

Issuance of common stock in satisfaction of accrued compensation
owed to an officer and director (Notes 10 and 13)				50,000	500	255,000

Extension of warrants (Note 13)						138,573

Net loss

Balances, December 31, 2005	-	$-	$-	8,495,849	$84,958	$32,020,956

EQUITEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

		Notes, interest
	Common	and stock		Total
	treasury	subscription	(Accumulated	stockholders'
	stock	receivable	deficit)	equity

Exercises of options and warrants for common stock (Note 13)				906,644

Issuance of common stock to shareholder of HPI in exchange for
850,000 shares of HPI (Note 1)				2,526,300

Beneficial conversion feature and warrants issued in connection with
notes payable (Note 8)				742,659

Return of common stock previously issued for conversion of
accounts payable				(6,450)

Return and retirement of subsidiary common stock in exchange
for reduction of stock subscription receivable (Note 13)		81,000

Issuance of subsidiary options (Note 13)				9,500

Conversion of Series D preferred stock to common stock (Note 13)				-

Conversion of notes payable, accrued interest and accounts payable
to common stock (Note 13)				793,915

Exchange of Series G & I preferred stock for Series K redeemable
preferred stock (Notes 12 and 13)				(2,927,000)

Conversion of Series K preferred stock to common stock (Note 12)				511,000

Beneficial conversion feature and warrants attached to Series K
preferred stock, net of accretion of $219,300 (Note 12)				2,412,700

Sale of 82,308 shares of treasury stock for cash (Note 13)	293,583			220,329

Issuance of common stock in satisfaction of long-term debt and
accrued interest (Notes 8 and 13)				1,016,610

Issuance of common stock under private placement, net of offering
costs of $180,000 (Note 13)				1,995,996

Issuance of warrants to noteholders (Note 13)				30,000

Issuance of common stock in satisfaction of subsidiary liability
(Note 13)				95,153

Issuance of common stock in satisfaction of accured compensation
owed to an officer and director (Notes 10 and 13)				255,500

Extension of warrants (Note 13)				138,573

Net loss			(8,842,237)	(8,842,237)

Balances, December 31, 2005	$(128,942)	$(682,002)	$(27,728,484)	$3,566,486

See notes to consolidated financial statements.

EQUITEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003

Cash flows provided by operating activities:
Net loss	$(8,842,237)	$(7,457,983)	$(4,577,225)

Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of receivable	1,596,111
Provision for losses	652,908	528,205	250,282
Discount on note receivable			256,316
Depreciation and amortization	1,767,306	1,415,853	1,167,976
Amortization of discounts on convertible promissory ntoes payable
related to beneficial conversion features	1,588,729	373,200
Amortization of discounts related to warrants attached to notes payable	478,723	104,502
Stock-based compensation expense	9,500	659,302	355,000
Expense incurred upon issuance of warrants	168,573
Deferred income taxes	(1,333,000)	1,380,000
Minority interest		(419,720)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	796,074	851,429	(579,839)
Decrease (increase) in other receivables	62,623	(62,640)	197,689
Decrease (increase) in interest receivable and other assets	55,489	(201,756)	3,511
(Decrease) increase in due to credit card holders	(57,800)	(88,067)	(127,906)
Increase (decrease) in accounts payable and accrued liabilities	1,061,534	(420,465)	1,434,432

Total adjustments	6,846,770	4,119,843	2,957,461

Net cash used in operating activities	(1,995,467)	(3,338,140)	(1,619,764)

Cash flows from investing activities:
Net decrease (increase) in credit card receivables	7,212	13,179	(2,865)
Purchases of furniture, fixtures and equipment	(765,900)	(555,082)	(422,544)
Issuances of notes receivable	(3,086,073)	(2,004,673)	(606,316)
Issuances of related party notes receivable		(37,100)	(513,100)
Repayments of related party notes receivable		95,082	558,666
Repayments of notes receivable, other	813,064	18,973

Net cash used in investing activities	(3,031,697)	(2,469,621)	(986,159)

Cash flows from financing activities:
Checks issued in excess of cash in bank	1,105,379
(Decrease) increase in bank overdraft		(2,497,766)	2,497,766
Net repayments on line of credit			(1,000,000)
Sale of treasury stock	220,329	919,514	352,002
Proceeds received from stock subscription receivable		200,000
Redemption of Series I preferred stock for cash			(122,776)
Proceeds from the exercise of warrants and options	906,644	235,827	1,628,117
Proceeds from common stock private placements (net of offering costs)	1,995,996
Purchase of Equitex shares for treasury by subsidiary		(113,625)	(211,206)
Increase in deferred loan costs	(69,000)	(472,925)
Issuances of notes payable, related parties and other	4,598,000	10,360,794	1,980,000
Repayments of notes payable, related parties and other	(3,713,076)	(3,658,392)	(3,769,564)

Net cash provided by financing activities	5,044,272	4,973,427	1,354,339

(Continued)

EQUITEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003

Increase (decrease) in cash and cash equivalents	17,108	(834,334)	(1,251,584)
Cash and cash equivalents, beginning of year, including cash and cash equivalents included in assets
held for sale in 2005	8,389,686	9,224,020	10,475,604

Cash and cash equivalents, end of year	$8,406,794	$8,389,686	$9,224,020

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,827,665	$1,858,395	$1,386,173

Cash paid for income taxes	$28,506	$12,242	$196,000

Non-cash investing and financing activities:

Exchange of Series G & I preferred stock for issuance of Series K preferred stock:

Series G preferred stock (face value)	$370,000
Series I preferred stock (face value)	1,600,000
Liquidation preference on exchange	529,500
Accrued penalties on Series I preferred stock	128,000
Deemed dividends on Series G & I preferred stock	427,500

	$3,055,000

Conversion of promissory note, accrued interest and accounts payable to common stock	$793,915	$6,450	$298,535

Beneficial conversion feature and warrants issued in connection with Series K preferred stock	$2,632,000

Issuance of common stock in satisfaction of long-term debt and accrued interest	$863,840

Issuance of common stock in satisfaction of accrued compensation owed to an officer and director	$255,500

Issuance of common stock in satisfaction of subsidiary liability	$95,153

Property and equipment sold to third party in exchange for extinguishment of accounts payable	$152,000

Conversion of Series D preferred stock to common stock	$408,000

Return of common stock previously issued for conversion of accounts payable	$6,450

Reduction of related party note receivable in consideration of Series K preferred stock	$17,900

(Return and retirement of) issuance of subsidiary common stock in exchange for note receivable	$(81,000)	$216,000

Conversion of preferred stock to common stock	$511,000		$1,547,000

Issuance of common stock for investment in Hydrogen Power, Inc.	$2,526,300

Capital lease obligations		$145,138

Conversion of accounts payable for common stock issued as contingent consideration		$25,647	$2,142

Sale of treasury stock for note receivable			$800,000

Cancellation of portion of stock subscription receivable		$250,000

Return of common stock to subsidiary in exchange for stock subscription receivable		350,000

		$600,000

Beneficial conversion features and warrants issued in connection with notes payable		$625,900

Conversion of notes payable and accrued interest in exchange for exercise of warrants		$148,962

Conversion of note payable in exchange for issuance of subsidiary common stock		$200,000

(Continued)

EQUITEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003

Warrants to purchase subsidiary common stock issued in connection with convertible promissory
notes		$113,097

Beneficial conversion features on subsidiary common stock issued in connection with convertible
promissory notes		1,660,967

		$1,774,064

Acquisition of SVI in exchange for subsidiary common stock		$419,720

Equipment exchanged for a reduction in related party note payable included in discontinued operations			$12,640

Repricing of warrants to preferred stockholders			$375,000

Note receivable offset against note payable			$400,000

See notes to consolidated financial statements.

EQUITEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1. Organization and basis of presentation, recent events and management’s plans:

Organization and basis of presentation:

Effective June 7, 2004, Equitex, Inc. (the “Company”) executed an Agreement and Plan of Merger with Seven Ventures, Inc., which has changed its name to FastFunds Financial Corporation (“FFFC” or “FastFunds”) to merge its wholly-owned subsidiary Chex Services, Inc. ("Chex") into a wholly-owned subsidiary of FFFC. Under the terms of the merger agreement, Equitex exchanged 100% of its equity ownership in Chex for 7,700,000 shares of FFFC, representing 93% of FFFC's outstanding common stock following the transaction. As of December 31, 2005 and March 31, 2006, Equitex owned 73% and 81% of the outstanding common stock, respectively. In addition, Equitex received warrants to purchase 800,000 shares of FFFC common stock at an exercise price of $0.10 per share, expiring five years from the date of closing. As a result, Chex became a wholly-owned subsidiary of FFFC, a publicly-traded shell company.

As discussed below under “Recent Events”, in December 2005, FFFC agreed to sell substantially all of its operating assets, with the transaction closing in January 2006, thus discontinuing the Company’s principal operations. Accordingly, the operations of FFFC are presented retroactively for 2005, 2004 and 2003 as discontinued operations, and substantially all of its operating assets, including certain liabilities associated with those assets, are presented as held for sale as of December 31, 2005, and classified as current since the proceeds were realized in cash in January 2006.

On January 25, 2005, the Company effected a one-for-six reverse stock split. As a result of the reverse split, the number of shares outstanding and per share information for all prior periods presented have been retroactively restated to reflect the new capital structure.

The Company's subsidiaries include the following:

FFFC, a Nevada corporation formed in 1985, is a holding company operating through its wholly-owned subsidiary Chex. Chex and its wholly-owned subsidiary, Collection Solutions, Inc. ("Collection") represent the cash disbursement services segment; Chex is a Minnesota corporation formed in July 1992, and Collection is a Minnesota corporation, formed in October 2002; prior to the Asset Sale, Chex provided financial services, primarily check cashing, automated teller machine and credit card advances to customers at gaming establishments located in Connecticut, Florida (through January 2004), Illinois, Michigan, Minnesota, Nebraska, New Mexico, North Dakota, South Dakota and Wisconsin; 73% owned by the Company at December 31, 2005 (81% as of January 30, 2006). FFFC’s other wholly-owned subsidiaries are:

FASTFUNDS INTERNATIONAL, INC. (“FFI”) was formed to build a presence in Europe for the FFFC stored value card program. FFI generated no revenues through December 31, 2005.

FFC FASTFUNDS (CYPRUS) LIMITED (“FFC”) was formed to have a presence in Cyprus to work with a financial institution regarding the issuance of stored value cards throughout Europe. FFC generated no revenues through December 31, 2005.

FASTFUNDS INTERNATIONAL LIMITED (“FFIL”) was formed in order to have a local presence in the European community. FFIL generated no revenues through December 31, 2005.

KEY FINANCIAL SERVICES, INC. (“Key”) AND NOVA FINANCIAL SERVICES, INC. (“Nova”), which represent the Company's credit card services segment; both companies were formed to design, market and service credit card products aimed at the sub-prime market; both companies are wholly-owned by the Company at December 31, 2005. Nova processes payments on a remaining portfolio, which provides the Company with "run-off" operations. Key ceased "run-off" operations in the fourth quarter of 2003, and Key operations for the years ended December 31, 2005, 2004 and 2003 have been presented as discontinued operations (Note 3).

EQUITEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1. Organization and basis of presentation, recent events and management’s plans (continued):

Organization and basis of presentation (continued):

DENARIS CORPORATION ("Denaris"), which represents the stored value card segment to develop and market a prepaid re-loadable stored value card program, which is designed to offer customers, particularly immigrants, a convenient alternative to traditional bank accounts; 77%-owned by the Company at December 31, 2005; Denaris generated no revenues through December 31, 2005.

The accompanying consolidated financial statements as of December 31, 2005 and 2004, and for each of the years in the three-year period then ended include the accounts of Equitex and its wholly-owned subsidiaries, Key and Nova, and its majority-owned subsidiaries FFFC and Denaris. All significant intercompany accounts and transactions have been eliminated in consolidation.

Recent events:

Acquisition of HPI:

On February 28, 2006, the Company held a special meeting of its shareholders. At that meeting the shareholders approved and authorized the acquisition of Hydrogen Power, Inc. (“HPI”), as well as certain related common stock issuances. The acquisition, which management believes will be accounted for as a purchase, closed on March 26, 2006.

Per the terms of the merger agreement, as amended, the Company issued to the former shareholders of HPI 2,338,990 shares of its common stock and has reserved 132,122 shares of its common stock to be issued upon exercise of options to purchase 1,550,000 shares of HPI common stock outstanding immediately prior to the time of the merger.

Pursuant to a Share Exchange Agreement dated December 5, 2005 with a shareholder of HPI, Aton Select Fund Limited (“Aton”), prior to the effective time of the merger, Equitex issued 700,000 shares of its common stock in exchange for 850,000 shares of HPI common stock held by Aton. The Share Agreement was contemplated in the merger agreement, and accordingly, the total shares issued or reserved to HPI shareholders were 3,171,112, or approximately 29% of the Company’s common stock outstanding at the time of the merger. The shares were valued at $12,716,159 which is based upon the quoted market price of the Company’s common stock on July 6, 2005 ($4.01 per share), the date the terms of the merger agreement were agreed to by the Company and HPI’s shareholders. The investment in HPI common stock represents approximately 3% of the total outstanding common stock of HPI at December 31, 2005. Therefore, the Company recorded the 850,000 shares of HPI it received as a cost investment at December 31, 2005 at a value of $2,526,300, which represents the market value of the 700,000 shares of the Company’s common stock, less a 10% discount. The discount was applied to recognize restrictions on the marketability of the common stock issued. The Company is accounting for its 3% investment in HPI under the cost method through December 31, 2005, and subsequently through March 26, 2006 (the date at which the Company acquired the remaining 97% of HPI), as the Company did not have the ability to exert significant influence over HPI operations during this period.

The Company also issued to the stockholders of HPI 300,000 shares of its Series L Preferred Stock (the “Preferred Stock”). The Preferred Stock is convertible into Equitex common stock in three equal installments of 100,000 shares each (referred to as the L-1, L-2 and L-3 Preferred Stock, respectively), on the 180th, 270th and 360th day following closing of the merger, respectively, with each installment convertible into 40% of Equitex common stock outstanding immediately prior to such conversion. The conversion of the Preferred Stock is subject to the achievement by HPI of certain performance benchmarks as defined in the Certificate of Designation of Series L Preferred Stock, the satisfaction of which is to be determined by Equitex in its sole discretion. In the event all three series of Series L Preferred Stock are converted into Equitex common stock, the former stockholders of HPI would own approximately 73% of Equitex’s common stock on a post-transaction basis (assuming that Equitex does not, prior to the conversion of the L-3 Preferred Stock, issue any additional shares of common stock other than pursuant to conversion of the Series L Preferred Stock).

In addition, the Company issued warrants to purchase up to 1,600,000 shares of Equitex common stock at an exercise price of $3.00 per share in exchange for all outstanding warrants of HPI at the date of merger. The warrants are exercisable for the remainder of the unexpired term of the original HPI warrants through February 2007. The warrants were valued at $4,246,000 based on the Black-Scholes option pricing model.

 EQUITEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1. Organization and basis of presentation, recent events and management’s plans (continued):

Recent events (continued):

Acquisition of HPI (continued):

The officers and directors of HPI will remain in their respective positions, with Equitex having the option to appoint one additional HPI director. HPI shall have the option to appoint one additional Equitex director. There was no previous related party relationship between HPI and any officer or director of the Company.

In July and September 2005, the Company loaned to HPI an aggregate of $3,000,000 to be used for the exploitation and commercialization of HPI’s technology. The Company agreed to forgive payment of the $3,000,000 plus accrued interest as a condition of closing. The Company accounted for the forgiveness as a contribution of capital to the Merger Sub and the proceeds were transferred to HPI at closing.

HPI, a development stage company, based in Seattle, Washington, performs hydrogen-related testing, research and engineering, and has developed a patented system (HPI Hydrogen NowTM) that creates pure hydrogen from aluminum and water. The patented technology allows hydrogen gas to be generated on-site and on-demand, and is designed to directly power any fuel cell or internal combustion engine application. The HPI process can supply hydrogen at customized rates and pressures, and may provide hydrogen transportation and supply solutions from small portable applications to large stationary systems.

Under the terms of the Merger Agreement, the Company agreed to utilize the first $10 million of the net proceeds received from the Asset Sale discussed below towards the exploitation and commercialization of HPI’s intellectual property. As a condition to close, the Company was required to make a $5 million contribution (of a total required contribution of $10 million) to capital to HPI, which proceeds were transferred to HPI at closing. The remaining $5 million contribution has not yet been made. On March 14, 2006, the Company and FFFC entered into a Secured Promissory Note (the “Note”), a Stock Pledge Agreement (the “Pledge”) and a Profit Participation Agreement through which FFFC loaned the Company $5 million. The Note is due March 14, 2007, and accrues interest at 10% per annum. Pursuant to the Pledge, the Company has pledged all of its shares of HPI to FFFC to guarantee payment of the Note. Additionally, the parties executed the Profit Participation Agreement, whereby the Company granted to FFFC a net profit interest, as defined in the loan documents, in the amount of 10% of the net profit derived from the operations of HPI during the period the Note is outstanding.

Nasdaq compliance:

On March 17, 2006, we received a Nasdaq Staff Determination Letter indicating that the Company failed to comply with certain requirements for continued listing set forth in Marketplace Rule 4340(a) and that the Company’s securities are subject to delisting from The Nasdaq Capital Market. Under Marketplace Rule 4340(a), “an issuer must apply for initial inclusion following a transaction whereby the issuer combines with a non-Nasdaq entity, resulting in a change of control of the issuer and potentially allowing the non-Nasdaq entity to obtain a Nasdaq Listing”. The Nasdaq Staff Determination Letter concluded that the Company’s recent acquisition of HPI is considered a “reverse merger” and the Company was required to submit an initial listing application and meet the initial listing criteria on The Nasdaq Capital Market in accordance with the referenced Marketplace Rule.

In anticipation of compliance with Rule 4340(a), the Company filed an initial listing application with The Nasdaq Stock Market on March 9, 2006, prior to closing our transaction with HPI. Additionally, pending Nasdaq’s review of the initial listing application, the Company is exercising its right to appeal the delisting of its securities by The Nasdaq Stock Market to a Listing Qualifications Panel pursuant to the procedures set forth in The Nasdaq Marketplace Rule 4800 Series. Although the Company currently believes that it satisfies the Nasdaq requirements for initial listing, Nasdaq has significant discretion in the initial listing process and considers various subjective factors, so there can be no assurance that the Company’s initial listing application will be approved or that the Company’s common stock will continue to be listed for trading on The Nasdaq Capital Market.

 EQUITEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1. Organization and basis of presentation, recent events and management’s plans (continued):

Recent events (continued):

Sale of FFFC assets:

On December 22, 2005, FFFC and Chex entered into an Asset Purchase Agreement (the “APA”) with Game Financial Corporation (“Game”), pursuant to which FFFC an Chex agreed to sell all of its cash -access contracts and certain related assets, which represent substantially all the assets of Chex (the “Asset Sale”). Such assets also represent substantially all of the operating assets of the Company on a consolidated basis. On January 31, 2006, FFFC and Chex completed the Asset Sale for $14 million pursuant to the APA and received net cash proceeds of $13,710,630 and realized a pre-tax gain of approximately $4 million, after reduction for certain transaction related expenses. Management believes that available net operating losses can be utilized to offset all income taxes attributable to this gain (Note 9).

Additionally, FFFC and Chex entered into a Transition Services Agreement (the “TSA”) with Game pursuant to which FFFC and Chex agreed to provide certain services to Game to ensure a smooth transition of the sale of the cash-access financial services business. Pursuant to the TSA, FFFC and Chex are to provide the necessary services for a minimum of three months and Game will pay FFFC $150,000 per month. The Company agreed to serve as a guarantor of FFFC’s and Chex’s performance obligations under the TSA.

Issuance and receipt of FFFC common stock:

On January 30, 2006, FFFC issued 4,717,344 shares of its common stock to the Company in exchange for an outstanding notes payable with accrued interest in the aggregate amount of $3,905,961. The shares were valued at $0.83, which represented a 10% discount to the closing price of $0.92 on the conversion date. As a result of this transaction, the Company’s ownership of FFFC increased to approximately 81% of FFFC’s outstanding common stock.

On March 29, 2006, Equitex agreed to issue 1,200,000 shares of its common stock to FFFC in satisfaction of $6,496,268 in notes, advances and interest payable that Equitex and its majority-owned subsidiary (“Denaris”) owed FFFC and Chex.

Potential business acquisition:

In May 2005, the Company entered into an agreement to acquire 100% of Digitel Network Corporation (“Digitel”), and National Business Communications, Inc. (“NBC”). Digitel’s wholly-owned subsidiaries are Platinum Benefit Group, Inc., Personal Voice, Inc. and Private Voice, Inc. Digitel, NBC and their subsidiaries (collectively the “Companies”) all of which are based in Clearwater, Florida. The Companies design, develop and market stored value card programs as well as personal voice mail products through their call center operations. In conjunction with their stored value card products, the Companies offer the Platinum Benefit Group premium service that includes vehicle roadside assistance, a prescription discount program, a dental care discount program, a registered nurse hotline and a family legal plan. The Companies also offer personal voice mail services through Personal Voice, Inc. and Private Voice, Inc. Finalization of this transaction is subject to completion of the schedules, exhibits and related contracts to the agreement, board of director approval, negotiation of certain promissory notes and any applicable stockholder approvals. Currently, the purchase price per the terms of the to-be-finalized agreement is $8.5 million; $5 million cash due at closing and two, $1,750,000 promissory notes.

EQUITEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1. Organization and basis of presentation, recent events and management’s plans (continued):

Management’s plans:

The Company has incurred significant losses, including a net loss of $8,842,237 and $7,457,983 for the years ended December 31, 2005 and 2004, respectively. Although the net losses included certain non-cash net expenses of approximately $4,937,000 (2005) and $4,051,000 (2004), the Company incurred significant costs related to FFIL’s international marketing strategy and expansion plans, including costs in 2004 associated with the development of proprietary software. Based on the losses it was becoming increasingly difficult for the Company to continue to fund its current operations and any future growth. Additionally, due to intense competition in the market and the lack of assurance that the Company would be able to obtain renewals of its existing casino contracts, or to obtain contracts with new customers and the Company’s difficulty in attracting and retaining experienced employees, the Company decided to complete the Asset Sale.

Management believes that the Asset Sale and its plans will provide sufficient resources to fund its 2006 debt payments and working capital needs, which will consist of supporting the development stage operations of HPI, payment of salaries, rent and utilities for the foreseeable future necessary to perform under the TSA, and meeting its reporting compliance obligations as a Securities and Exchange Commission (“SEC”) issuer through at least December 31, 2006.

Pro forma information:

Due to the significance of the Asset Sale, the acquisition of HPI and the effect on the Company’s financial position and results of operations, the following unaudited pro forma condensed consolidated balance sheet reflects the Asset Sale and the acquisition of HPI as if both transactions had been consummated December 31, 2005. The unaudited pro forma condensed consolidated balance sheet reflects the sale of certain assets of Chex for $14 million in cash and the assumption of certain liabilities by Game, net of certain transactions related costs, as well as the acquisition of HPI. A preliminary unaudited allocation of the purchase price resulted in $16,903,010 being allocated to unidentified intangible assets. The actual allocation of the purchase and the resulting effect on income (loss) from operations may differ significantly from the pro forma amounts included herein. The pro forma adjustments represent the Company’s preliminary determination of purchase accounting adjustments and are based upon available information and certain assumptions that the management of the Company believes to be reasonable. Consequently, the amounts reflected in the unaudited pro forma condensed consolidated financial statements are subject to change, and the final amounts may differ substantially. As a result of the Asset Sale, the unaudited pro forma gain on the sale included in equity is approximately $1.6 million, net of deferred tax expense.

	Unaudited	2005
	pro forma	historical

Assets

Cash and cash equivalents	$23,875,450	$133,541
Property and equipment	132,998	52,178
Notes and interest receivable	999,480	3,899,526
Intangible and other assets	19,587,977	638,846
Other assets	538,647	285,291
Investment in Hydrogen Power, Inc.		2,526,300
Assets held for sale		21,997,466

	$45,134,552	$29,533,148

EQUITEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1. Organization and basis of presentation, recent events and management’s plans (continued):

Management’s plans (continued):

Pro-forma information (continued):

	Unaudited	2005
	pro forma	historical

Liabilities and Stockholders’ Equity

Other liabilities	$24,323,802	$22,814,315
Deferred tax liability		2,867,000
Liabilities associated with assets held for sale		154,047
Redeemable preferred stock	131,300	131,300
Stockholders’ equity	20,679,450	3,566,486

	$45,134,552	$29,533,148

Stock-based compensation (Note 13):

SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), defines a fair-value based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and guidance provided in SFAS Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation. Accordingly, compensation cost for employee stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

In December 2004, the FASB issued SFAS No. 123(R) Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for the Company beginning with the first quarter of 2006. Management is evaluating the provisions of this standard. Depending upon the number and terms of options that may be granted in future periods and the method of transition to be selected from available alternatives, the implementation of this standard could have a material impact on the Company’s future financial position and results of operations.

In 2005, FFFC granted to its officers and directors 385,000 options to purchase shares of common stock at an exercise price of $1.10 per share (the market value of FFFC’s common stock on the date of the grant). The options were fully-vested at the grant dates. Equitex did not grant any options during the year ended December 31, 2005.

In 2004, the Company granted 265,000 options to various employees for services. The options were issued with an exercise price of $5.10 (the market value at the date of the grants) and expire in July 2009. In addition, in July 2004 the Company granted 68,334 options for legal and consulting services provided to the Company. The options were issued with an exercise price of $5.10 (the market price at the dates of the grants) and expire in July 2009. The options granted to consultants were valued at $6,970 based upon the Black-Scholes option pricing model. All options were fully-vested at the grant dates.

Of the 800,000 warrants received by Equitex in connection with the SVI merger, 640,000 were subsequently transferred to officers, directors and a consultant of Equitex and Chex for services performed. The warrants were determined to have a fair value of $1.00 at the date of the grant, resulting in $553,000 and $23,000 of compensation expense for employees and consultants, respectively, recorded in 2004. The warrants were fully-vested at the grant dates. Additionally, during 2005, FastFunds purchased 85,000 of the warrants at $1.15 per warrant. FFFC paid the Company $50,000 and the Company reduced the amount owed from FFFC by $47,500.

EQUITEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1. Organization and basis of presentation, recent events and management’s plans (continued):

Stock-based compensation (Note 13) (continued):

In 2003, Equitex issued options to purchase 126,667 shares of its common stock to employees of Chex for services performed. The options were issued with an exercise price of $4.08 per share (the market value of the common stock at the date of the grant) and expire in May 2008. The options were fully-vested at the grant dates.

Had compensation cost for stock-based awards issued to employees been determined based on the fair values at the grant dates for awards under the plans consistent with the fair-value based method of accounting prescribed by SFAS No. 123, the Company's results would have been changed to the pro forma amounts indicated below:

	2005	2004	2003

Net loss	$(8,842,237)	$(7,457,983)	$(4,577,225)

ADD: Stock based employee compensation
expense included in reported net income	9,500	553,000	19,000

DEDUCT: Total stock-based employee
compensation expense determined under
fair value based method for all awards	(181,500)	(587,000)	(503,000)

Pro-forma net loss	$(9,014,237)	$(7,491,983)	$(5,061,225)

Net loss per share:
Basic and diluted, as reported	$(1.39)	$(1.36)	$(1.06)

Basic and diluted pro forma	$(1.42)	$(1.37)	$(1.03)

The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were utilized:

	2005	2004	2003

Expected dividend yield	0	0	0
Expected stock price volatility	111%	99%	76%
Risk fee interest rate	2.0%	2.0%	1.2%
Expected life of options	1 year	2 year	2.5 years

2. Significant accounting policies:

Cash and cash equivalents:

For the purpose of the financial statements, the Company considers all highly-liquid investments with an original maturity of three-months or less to be cash equivalents.

EQUITEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

2. Significant accounting policies:

Cash and cash equivalents (continued):

Cash and cash equivalents included in assets held for sale also include cash in the process of collection (“CIPC”). CIPC includes ATM advances, as well as credit card advances made to customers. ATM advances made to customers included in CIPC totaled approximately $1,659,000 and $809,000 as of December 31, 2005 and 2004, respectively. Credit card advances made to customers included in CIPC totaled approximately $1,588,000 and $745,000 as of December 31, 2005 and 2004, respectively.

Notes receivable:

The Company has made advances to officers, affiliates and employees under various loan agreements (Notes 5 and 13). The advances made to officers were made prior to January 2002. The loans made to officers have a face value of approximately $690,000 and $2,176,000 as of December 31, 2005 and 2004, respectively, and are collateralized by Equitex common stock, including registered and unregistered shares. The Company’s allowance for doubtful notes receivable is adjusted based on the value of the underlying collateral. Due to the level of risk associated with this common stock, it is reasonably possible that change in the value of the common stock will occur in the near term and that such changes could materially affect the value of the collateral underlying the notes. After all attempts to collect a note receivable have failed, the note receivable is written-off against the allowance. During 2005, the Company reduced the allowance by $90,000 and wrote-off the remaining allowance of $1,189,300 upon the receipt of $295,721. Based on management’s evaluation of repayment intentions and in consideration of Staff Accounting Bulletin (“SAB”) Topic 4-E regarding receivables due from underwriters, promoters, directors and employees, $485,936 of this amount has been presented as a reduction in stockholders’ equity at December 31, 2005 and 2004. The allowance for doubtful notes receivable made to officers was $1,279,300 as of December 31, 2004. There is no allowance for doubtful officer’s notes receivable at December 31, 2005.

The Company establishes an allowance for losses on other notes receivable through a provision for losses charged to expense. The allowance is an amount management believes will be adequate to cover estimated losses, based on an evaluation of the collectibility of the notes receivable. The allowance for doubtful notes receivable on loans made to other than officers was approximately $1,286,500 and $646,500 at December 31, 2005 and 2004, respectively.

Revenue recognition:

Revenue recognition policies below relate solely to Chex, which is presented as a discontinued operation in the Company’s consolidated financial statements.

Revenue is recognized from financial services at the time the service is provided. Revenues are derived from check cashing fees, credit and debit card advance fees and automated teller machine (“ATM”) surcharge and transaction fees.

Revenue generated to casino locations is recorded at gross amounts. Contingent rent paid to casinos is recorded as part of location expense.

In general, check cashing fees are comprised of a fee based upon a percentage of the face amount of total checks cashed, and is recognized at a point a transaction is generated by the casino cage.

Credit and debit card advance fees are comprised of the fee charged to patrons for credit and debit card cash advances and is recognized at the point a transaction is generated by the casino cage for the patron’s transaction or cash is dispensed from an ATM.

ATM surcharge and transaction fees are comprised of upfront patron transaction fees or surcharges assessed at the time the transaction is initiated and the Company’s share of a percentage of interchange fees paid to the Company by the patron’s issuing bank or other financial institution based on the total number of transactions occurring during the month. These issuing banks share the interchange revenue with the Company. Upfront patron transaction fees are recognized when a transaction is initiated, and interchange revenue is recognized net monthly.

EQUITEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

2. Significant accounting policies (continued):

Returned checks:

The Company records charges for potential losses on returned checks in the period in which the amounts are deemed uncollectible, generally when such checks are returned. Recoveries on returned checks are credited in the period when the recovery is received. These charges and recoveries are included in discontinued operations.

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

The fair values of notes and advances receivable from non-related parties approximate their carrying values because of the short maturities of these instruments. The fair values of notes and advances receivable from related parties are not practicable to estimate, based upon the related party nature of the underlying transactions.

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

Property and equipment:

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

Legal defense costs:

The Company does not accrue for estimated future legal and related defense costs, if any, to be incurred in connection with outstanding or threatened litigation and other disputed matters but rather, records such as period costs when the services are rendered.

Advertising:

Advertising costs, which were primarily incurred by Chex, and therefore included in discontinued operations, are expensed as incurred. Advertising costs were approximately $168,000, $243,000 and $392,000 in 2005, 2004 and 2003, respectively.

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

EQUITEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

2. Significant accounting policies (continued):

Loss per share:

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, common stock to be issued, and common stock underlying convertible preferred stock are not considered in the calculations for the years ended December 31, 2005, 2004 and 2003, as the impact of the potential common shares, which total 7,783,034, 4,005,480 and 2,336,171, respectively, would be to decrease loss per share. Therefore, there is no diluted loss per share in 2005, 2004 or 2003.

Reclassifications:

In addition to the retroactive restatement of discontinued operations, certain minor reclassifications of amounts reported in the 2004 and 2003 consolidated financial statements have been made to conform to the 2005 presentation.

3. Assets held for sale and discontinued operations:

Assets held for sale:

The carrying amount at December 31, 2005, of assets and liabilities of FastFunds (presented as assets held for sale and liabilities associated with assets for sale) are as follows:

Cash and cash equivalents	$8,273,253
Accounts receivable	163,044
Notes and interest receivable	75,461
Property and equipment, net	1,077,802
Goodwill	5,636,000
Intangible and other assets	2,183,902
Deferred tax asset	4,200,000
Other assets	388,004

$21,997,466

Discontinued operations:

Loss from discontinued operations for the year ended December 31, 2005, 2004 and 2003 of FastFunds were as follows:

	2005	2004	2003

Revenues	$18,531,141	$15,233,735	$18,104,995
Operating expenses	20,272,687	18,044,250	17,024,752
(Loss) income from operations	(1,741,546)	(2,810,515)	1,080,243
Other expenses	(3,360,259)	(1,688,955)	(1,240,027)
Minority interest		419,720
Income tax expense	(1,141,506)	(521,889)	(38,000)

Net loss	$(6,243,311)	$(4,601,639)	$(197,784)

EQUITEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

3. Assets held for sale and discontinued operations (continued):

Discontinued operations (continued):

The carrying amounts of assets and liabilities of Key (presented as discontinued operations) at December 31, 2005 and 2004 are as follows:

	2005	2004

Cash (included in prepaid expenses and other)	$140	$139

Accounts payable	$513,395	$490,854
Accrued expenses		25,000
Notes payable, related party		77,057

Total liabilities (all current)	$513,395	$592,911

Key had no revenues during the years ended December 31, 2005 and 2004. Key revenues for the year ended December 31, 2003, reported in discontinued operations was $36,644. Losses incurred by Key in 2005, 2004 and 2003 were $8,493, $9,984 and $75,841, respectively.

4. Receivables:

Receivables at December 31, 2005 and 2004, consist of the following:

	2005	2004

Credit card and ATM processors, net of allowance of $121,632 (2005) and $65,000 (2004)	$111,129	$777,723
Amount held in trust	119,561	182,184
Credit card receivables, net of allowance, of $435 (2005) and $705 (2004)	132,016	139,663
Other receivables	52,427	238,539

	415,133	1,338,109
Less receivables reclassified as assets held for sale	(163,044)

	$252,089	$1,338,109

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

Changes in the allowance for credit card losses for the years ended December 2005, 2004 and 2003 are as follows:

	2005	2004	2003

Balances, beginning of year	$705	$1,545	$3,465
Provision for recoveries	1,260	2,520	4,879
Amounts charged-off	(1,530)	(3,360)	(6,799)

Balances, end of year	$435	$705	$1,545

EQUITEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

5.  Notes and interest receivable:

Notes receivable at December 31, 2005 and 2004, consist of the following:

	2005	2004

Notes receivable, HPI [A]	$3,000,000

Notes receivable from Equitex 2000, Inc., an affiliate of the Company through common control; interest at 10%; unsecured; due on demand; a valuation allowance of $700,000 and $160,000 has been recorded against this receivable at December 31, 2005 and 2004, respectively [C]	1,190,674	$1,208,574

Note receivable from Paymaster Jamaica; interest at 10%, collateralized by a pledge of Paymaster Jamaica common shares by Paymaster Jamaica's president; note matures in August 15, 2008; payments of interest only due semi-annually beginning August 15, 2003 through maturity; a valuation allowance of $250,000 has been recorded against this receivable at December 31, 2005 and 2004	500,000	500,000

Note receivable; non-interest bearing; net of $256,316 discount, imputed interest rate of 12%; collateralized by mortgages on three parcels of real property in Florida, a valuation allowance of $336,500 and $236,500 has been recorded against this receivable at December 31, 2005 and 2004, respectively, currently in default and non-performing [C]	336,500	336,500

Notes receivable from various Chex employees; non-interest bearing, unsecured and due on demand, or in weekly deductions from payroll [C]	25,461	52,900

Notes receivable from Coast ATM, LLC.; interest at 10%; maturity November 2005; currently in default	50,000

Note receivable from iGames Entertainment, Inc. (iGames) [B]		2,000,000

Notes receivable from the estate of a deceased officer of Chex; a valuation allowance of $1,279,300 was recorded against this receivable at December 31, 2004; received $295,721 in April 2005 from the sale of all shares pledged as collateral [C]		1,484,691
	5,102,635	5,582,665
Interest receivable, includes related party interest of $158,852 (2005) and $118,554 (2004) [C]	158,852	214,666
Less current maturities (2005 amount included in assets held for sale)	(75,461)	(472,291)

Notes receivable, net of current portion, before valuation allowance	5,186,026	5,325,040
Less valuation allowance [D]	(1,286,500)	(1,925,800)

Notes and interest receivable, net, long-term	$3,899,526	$3,399,240

EQUITEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

5.  Notes and interest receivable (continued):

[A]  In September 2005, in connection with the Merger Agreement, Equitex loaned HPI $3,000,000 under a Secured Convertible Promissory Note (the “SCPN”). Interest accrues at a variable rate equal to the prime rate (6.75% per annum of the date of the SCPN) and was to mature on September 16, 2008 (the “Maturity Date”). The Company agreed to forgive payment of the $3 million plus accrued interest as a condition of closing. In March 2006, the Company accounted for the forgiveness as a contribution of capital to the Merger Sub and the proceeds were transferred to HPI at closing.

[B] In January 2004, Chex advanced iGames $2,000,000 under a Term Loan Note (the “Note”). Interest accrued at 10% per annum, and the maturity date was scheduled to occur in January 2005, as defined in the Note. The Note was to be secured by a pledge of capital stock of the borrower pursuant to a stock pledge agreement. The stock pledge agreement was not executed, which resulted in an event of default under the terms of the Note. In March 2004, Chex commenced litigation relating to the collection of the Note plus a termination fee, accrued interest and other fees, due from iGames under the term note executed in January 2004. In addition, in March 2004, the Company commenced a lawsuit in Delaware state court (New Castle County) relative to the termination of the Stock Purchase Agreement (“SPA”). iGames commenced a lawsuit in the United States District Court for the District of Delaware alleging the Company and Equitex breached both the January 2004 term note and the SPA. All of the matters were consolidated so that all of the disputes were to be heard before the United States District Court for the District of Delaware. Effective July 21, 2005, Chex, Equitex and iGames resolved the litigation by executing the Settlement Agreement under which Chex received $500,000. In conjunction with the Settlement Agreement, FFFC received a contingent warrant to purchase up to 500,000 shares of iGames common stock at $0.50 per share. The warrant is not exercisable until iGames has achieved $1,000,000 in net income during any given fiscal year. Equitex indemnified Chex for all litigation costs and potential losses associated with the SPA in conjunction with the June 7, 2004 merger agreement. Accordingly, prior to receipt of the $500,000, Chex reduced the iGames receivable from $2 million to $500,000, and accrued interest receivable related to iGames was reduced by $96,111. As a result, the Company recorded an impairment charge of $1,596,111 during the quarter ended June 30, 2005.

[C] Demand notes and interest receivable, less valuation allowances aggregating to $531,561 at December 31, 2005, have been classified as non-current assets, as it is management's intention not to demand payment in 2005. Demand notes receivables aggregating to $1,372,519 were classified as non-current assets at December 31, 2004.

[D] Changes in the allowance for notes receivable for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

Balances, beginning of year	$1,925,800	$1,463,300	$1,211,100
Additions charged to costs and expenses
(deducted from notes receivable)	640,000	462,500	410,000
Deductions credited to costs and expenses
(added to notes receivable)	(90,000)		(157,800)
Deductions to the allowance for final
settlements	(1,189,300)

	1,286,500	1,925,800	1,463,300
Less amount included in assets held for sale	(336,500)

Balances, end of year	$950,000	$1,925,800	$1,463,300

EQUITEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

6. Property and equipment:

Property, equipment and leaseholds, and total accumulated depreciation at December 31, 2005 and 2004, are as follows:

	2005	2004

Office equipment, furniture and vehicles	$3,100,759	$1,852,998
Computer software	617,173	52,765

Leasehold improvements	52,765	760,834
	3,770,697	2,666,597
Less accumulated depreciation	(2,640,717)	(1,336,502)

	1,129,980	1,330,095
Less amount included in assets held for sale	(1,077,802)

	$52,178	$1,330,095

The amounts above include equipment under capital leases included in assets held for sale with a gross cost of approximately $302,000 at December 31, 2005 and 2004, and accumulated depreciation of approximately $157,000 and $99,000 at December 31, 2005 and 2004, respectively.

7. Goodwill, intangible and other assets:

At December 31, 2005 and 2004, goodwill (included in 2005 assets held for sale) was $5,636,000, none of which is deductible for tax purposes based on the tax structuring of the acquisition of Chex by the Company. In addition, intangible assets are not deductible for income tax purposes based on the tax structuring of the acquisition of Chex by the Company. Intangible and other assets are as follows:

	2005			2004
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	Amortization	amount	amount	amortization	amount

Casino contracts	$4,300,000	$2,549,440	$1,750,560	$4,300,000	$1,949,440	$2,350,560
Non-compete agreements	350,000	291,300	58,700	350,000	227,300	122,700
Customer lists	250,000	250,000		250,000	250,000
Trade names	100,000		100,000	100,000		100,000
Total intangible assets	5,000,000	3,090,740	1,909,260	5,000,000	2,426,740	2,573,260
Loan costs	706,625	396,910	309,715	637,625	125,515	512,110
Other assets	603,773		603,773	49,733		49,733

	6,310,398	3,487,650	2,822,748	5,687,358	2,552,255	3,135,103
Less amounts included in assets held for sale	(5,662,073)	(3,478,171)	(2,183,902)

	$648,325	$9,479	$638,846	$5,687,358	$2,552,255	$3,135,103

EQUITEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

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

Aggregate amortization expense included in discontinued operations for identifiable intangible assets for the years ended 2005, 2004 and 2003, was $664,000, $735,400 and $740,000, respectively. Effective January 31, 2006, FFFC sold substantially all of its operating assets in connection with the Asset Sale and accordingly, subsequent to January 31, 2006, the Company will have no further amortization expense on the intangible assets.

8.  Notes and loans payable and long-term debt:

Notes and loans payable and long-term debt at December 31, 2005 and 2004 consist of the following:

Notes and loans payable:

	2005	2004

Notes payable to individuals; interest rates ranging from 9% to 15%; interest and principal payable monthly or quarterly; the notes are unsecured and mature on various dates through December 2006; the notes are subject to repayment with ninety days notice at the option of the holder; subsequent to December 31, 2005 through March 31, 2006, the Company repaid approximately $7.0 million of these notes payable	$11,301,497	$11,402,602

Convertible promissory notes; interest at 9.5%, net of discounts; subsequent to December 31, 2005 through March 31, 2006, the Company repaid $862,500 of these convertible promissory notes [A]	1,162,500	185,335

Notes payable to affiliates through common ownership of directors of the Company; interest at 10%; $365,351 paid in February 2006 [B]	380,351	21,700

Convertible promissory notes; originally due November 2002; notes of $100,000 were converted into common stock in November 2003; notes of $185,000 are currently in default	185,000	185,000

Note payable to an officer of Chex; interest at 8%; unsecured; due on demand	14,344	14,519

Notes payable to officers of the Company; interest at 8%; unsecured; due on demand	220,000	57,500

Notes payable to third parties; due in January 2006; interest at 6%, net of discount; currently in default [B]	180,294

	$13,443,986	$11,866,656

EQUITEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

8.  Notes and loans payable and long-term debt (continued):

The weighted-average interest rates on short-term borrowings were 9.82%, 9.95% and 10.3% in 2005, 2004 and 2003, respectively

Long-term debt:

	2005	2004

Convertible promissory notes; interest at 7% per annum; collateralized by all assets of Chex and the Company’s stock ownership in FFFC; net of discount [C]	$3,739,823	$3,989,446

Convertible promissory notes; interest at 5% [D]	200,000	200,000

Obligations under capital leases; imputed interest rates ranging from 6.5% to 7%; due at various dates through October 2007; collateralized by equipment	84,247	169,787

	4,024,070	4,359,233
Less current maturities (2005 amount includes $84,427 in
liabilities associated with asset sale)	(1,915,647)	(1,315,217)

	$2,108,423	$3,044,016

Aggregate annual maturities of long-term debt are as follows:

Year ending December 31,	Amount

2006	$1,915,647
2007	2,108,423

$4,024,070

[A]  In December 2004, FFFC closed on $1,774,064 of unsecured convertible promissory notes (the “Convertible Notes”) with various note holders (the “Holders”). The Convertible Notes carry a stated interest rate of 9.5% per annum, had a 9-month term and are convertible at the Holders’ option, including any unpaid interest, into shares of FFFC common stock at $1.00 per share for a three-year period commencing on the due date. During the year ended December 31, 2005, FFFC repaid $611,564 of these notes and subsequent to December 31, 2005, FFFC repaid an additional $862,500. Equitex and FFFC are currently in negotiations to settle the remaining $300,000 (which are past due and are due on demand) of these Convertible Notes. Such settlement may include the issuance of Equitex common stock and warrants. The Holders also received warrants to purchase 1,774,064 shares of FFFC common stock at an exercise price of $2.00 per share.

The proceeds from the Convertible Notes have been allocated between the estimated fair value of the Convertible Notes and the warrants based on their relative fair values. These warrants were valued at approximately $113,100 based upon the Company’s assumption that the market interest rate for a similar convertible note without the warrants and the beneficial conversion features would be approximately 18%. Therefore $113,100 of the total proceeds was allocated to the warrants. FFFC reduced the carrying value of the Convertible Notes for this amount, with an offset to additional paid-in capital and amortized this discount as additional interest expense over the nine-month term of the Convertible Notes. Accordingly, $100,965 and $12,135 is included in interest expense during the years ended December 31, 2005, and 2004. The beneficial conversion features were valued at $1,660,967, as the intrinsic value of the beneficial conversion features is limited to the total amount of the proceeds received, net of the amount allocated to the warrants. The Company

EQUITEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

8.  Notes and loans payable and long-term debt (continued):

reduced the carrying value of the Convertible Notes for this amount, with an offset to additional paid-in capital, and amortized this discount as additional interest expense over the nine-month term of the Convertible Notes. Accordingly, $1,487,767 and $173,200 is included in interest expense during the years ended December 31, 2005 and 2004.

[B]  In September 2005, Equitex issued an aggregate of $454,000 and $200,000 of promissory notes to related parties and third parties, respectively. The third party promissory notes bear interest at 6% per annum and have a 120-day term. The third party note holders also received warrants to purchase up to 100,000 shares of Equitex common stock at an exercise price of $4.71 for a three-year period. The proceeds from the notes have been allocated between the estimated fair value of the warrants ($127,000), which was based upon the Black-Scholes option-pricing model, and the notes based on their relative fair values. As a result, the Company recorded the value of the warrants as a discount to the notes and is amortizing the cost over the 120-day term of the notes.

Accordingly, $106,873 has been included in interest expense for the year ended December 31, 2005. The related party notes were originally 90-day notes bearing interest rates ranging from 22% to 24% per annum and also required an origination fee of between 5 ½% to 6% to be paid along with principal and accrued interest on the due date. In September 2005, Equitex initiated an assignment of these notes to a corporation that is owned by a director of the Company in exchange for a promissory note to this corporation that is due December 9, 2005, and which bears annual interest at 10%. The Company repaid $88,649 of the related party note in December 2005 and in February 2006 paid the remaining balance of $360,351.

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

   The Notes are convertible into Equitex common stock at $6.885 per share up to an amount equal to 4.99% of the Company's outstanding common stock. The Company has the right to make any monthly payment of principal and interest in shares of its common stock. If the Company exercises its rights, the common stock is to be issued based on 85% of the average bid price for 20 trading days prior to the payment due date. The maximum number of shares that can be delivered as payment is to be equal to 10% of the average monthly trading volume for the month prior to the payment due date. The Company may also issue common shares each month in an amount not to exceed 10% of the prior month's total share volume as payment, to be applied to the outstanding principal balance up to a value of $100,000. During 2005, the Company issued a total of 207,230 shares of its common stock valued at $863,840 as partial payments to the Lenders, with the other portions paid in cash to the Lenders, resulting in full payment. The Company recorded $152,769 of additional interest expense during 2005 related to these transactions, which represents the 15% discount to the market value of the common stock issued.

The Notes contain certain standard anti-dilution provisions requiring the Company to pay the Lenders as collateral, the pro-rata number of shares the Lenders would receive in any spin-off or dividend from the Company as if the remaining principal balance under the Note was fully converted at $6.885 per share.

The Lenders also received warrants to acquire up to 133,334 shares of the Company's common stock at an exercise price of $9.00 per share. The warrants are exercisable for a period of five years, and include a cashless exercise provision. These warrants were valued at $358,400 based upon the Black-Scholes option-pricing model, and therefore $358,400 of the total costs was allocated to the warrants, resulting in an imputed interest rate of 7.5%. In June 2004, the Company reduced the exercise price of these warrants to $7.65 per share. In August 2004, the Company reduced the exercise price of these warrants to $4.26 per share. As a result of the additional allocation resulting from these reductions in exercise price, the Company allocated an additional $102,800 to these warrants. The Company reduced the carrying value of the Notes by this amount and is amortizing the discount to interest expense over the 45-month term of the Notes. Accordingly, $126,456 and $92,367 has been recorded as interest expense during the years ended December 31, 2005 and 2004. In

EQUITEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

8.  Notes and loans payable and long-term debt (continued):

addition, warrants to acquire up to 50,000 shares of Equitex common stock exercisable at $6.00 per share for a period of two years were issued to an advisory firm in connection with the transaction. These warrants were valued at $164,700 based upon the Black-Scholes option-pricing model. The Company also paid cash of $320,000 for legal services and finders' fees in connection with the transaction. The Company recorded the value of these warrants and the cash paid as deferred loan costs and is amortizing these costs over the 45-month term of the Notes. Accordingly, $129,252 and $107,710 is included in general and administrative expense during the years ended December 31, 2005 and 2004.

In September 2005, the Company issued an aggregate of $1,500,000 of additional convertible promissory notes to the Lenders. The notes bear interest at 10% and have a 24-month term. Interest only payments were due October 2005 through December 2005 and beginning in January 2006 monthly principal and interest payments of $78,157 are due over the remaining 21-month term. In addition to the collateral described in the Whitebox Notes above, the Company pledged its shares of FFFC common stock. The principal balance of the notes, with accrued interest, is convertible at the option of the lender, at a conversion price of $5.50 (the market value of Equitex’s common stock at the date the notes were issued was $5.66). This resulted in a beneficial conversion feature valued at $330,000 using the effective conversion price. The Company reduced the carrying value of the notes for this amount, with an offset to paid-in capital. Equitex has the right, subject to certain limitations, to make any monthly payment of principal and interest in shares of its common stock. The common stock is to be issued based on 85% of the average bid price for 20 trading days prior to the payment due date. The Lenders also received warrants to purchase up to 125,000 shares of common stock at $6.00 per share for a five-year period. The proceeds from the notes have been allocated between the estimated fair value of the warrants ($286,000), which was based upon the Black-Scholes option-pricing model, and the notes based on their relative fair values. As a result, the Company recorded the fair value of the warrants as a discount to the notes. The warrants and beneficial conversion feature are being amortized over the 24-month term of the Notes and accordingly, $92,624 has been recorded as additional interest expense for the year ended December 31, 2005. In connection with these Convertible Notes, the Company paid a 3% origination fee and $20,000 in closing costs. These costs were recorded by the Company as deferred loan costs and are being amortized over the 24-month term of the notes. Accordingly, $9,476 was expensed for the year ended December 31, 2005.

[D]  In connection with the June 7, 2004 Merger Agreement, FFFC received $400,000 in exchange for convertible promissory notes. The notes are convertible into 4,000,000 shares ($0.10 per share) of FFFC common stock upon the occurrence of certain future events, and bear interest at 5% per annum. Unless converted, any outstanding balance of principal and interest is due in April 2007. On June 29, 2004, an advisory agreement between Chex and the financial advisor was executed (Note 11). As a result, 25% ($100,000) of the notes were converted into 1,000,000 shares of FFFC common stock. An additional 25% ($100,000) was converted in August 2004 upon an independent director being added to the FFFC board of directors and the satisfaction of certain other criteria. The remaining 50% ($200,000) is to convert into 2,000,000 shares of FFFC common stock upon FFFC's execution of a definitive merger agreement or acquisition of an entity having not less than $10,000,000 in revenue. The conversion of the note is deemed to be beneficial as the note converts to common stock of FFFC at $0.10 per share (the estimated fair value of FFFC's common stock was determined to be $1.00 per share on the date of closing). The intrinsic value of the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible note; therefore the value of the convertible feature was determined to be $400,000. In connection with each of the conversions of a 25% portion of the note to common stock, the Company recorded an additional $100,000 of interest expense related to the beneficial conversion feature. Accordingly, $200,000 has been recorded as additional interest expense during the year ended December 31, 2004. Equitex and FFFC are in negotiations, which may include the issuance of Equitex common stock to satisfy the remaining $200,000 and its conversion rights.

Checks issued in excess of cash balance:

The Company’s credit card cash advance and check cashing business results in differences between funds availability and funding commitments. These differences result in book deficits in select bank accounts, which do not have a right of offset, which have been classified as a liability at December 31, 2005, totaling $1,105,379.

EQUITEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

9. Income taxes:

Income tax (benefit) expense for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003

Continuing operations:
Deferred:
Federal	$(1,712,000)	$(659,000)	$(1,463,000)
State	(201,000)	(78,000)	(172,000)
Valuation allowance	(533,000)	1,644,000	1,635,000

	$(2,446,000)	$907,000	$-

Discontinued operations:
Current:
Federal
State	$28,506	$48,889	$38,000

Deferred:
Federal	2,672,000	(1,729,000)	(54,000)
State	315,000	(201,000)	(6,000)
Valuation allowance	(1,874,000)	2,403,000	60,000
	1,113,000	473,000	-

	$1,141,506	$521,889	$38,000

During the quarter ended June 30, 2004, management assessed the realization of its deferred tax assets. Based on this assessment it was determined to be more likely than not that the Company's deferred tax assets will not be realizable, and the Company determined that a valuation allowance was required. Accordingly, the Company's valuation allowance was increased by $1,380,000 at that time, which was offset by an increase to the provision for income taxes of the same amount. At December 31, 2004, it was determined by management to be more likely than not that the Company’s deferred tax assets were not realizable, and therefore, net deferred tax assets remained fully allowed for.

At December 31, 2005, management reassessed the realization of its deferred tax assets. Based on this assessment and considering the Asset Sale, it was determined that the Company would be able to utilize a substantial portion of its deferred tax assets, therefore, the valuation allowance was reduced by $2,446,000 during the fourth quarter of 2005, offset by the recognition of a deferred tax liability of $2,917,000, of which $2,867,000 was related to the carrying value of intangible assets and goodwill, which is not deductible for tax purposes.

The reconciliation between the expected tax benefit computed at the federal statutory income tax rate of 34% and the effective tax rate applied to the pre-tax loss from continuing operations for the years ended December 31, 2005, 2004 and 2003, is as follows:

	2005	2004	2003

Statutory federal income tax rate	(34%)	(34%)	(34%)
State taxes, net of federal income tax benefit	(4%)	(4%)	(4%)
Effect of change in valuation allowance	(11%)	85%	38%

	(49%)	47%

EQUITEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

9. Income taxes (continued):

The following is a summary of the Company's deferred tax assets and liabilities:

	2005	2004

Deferred tax assets (liabilities):
Allowance for loan losses	$361,000	$859,000
Intangible and other assets		19,000
Compensation and other accruals	156,000	549,000
Deferred tax liabilities, credit card receivables	(50,000)	(54,000)
Net operating loss carryforwards	6,126,000	6,005,000
Total deferred tax assets	6,593,000	7,378,000
Valuation allowance	(6,593,000)	(7,378,000)

	$-	$-

Net deferred tax assets, included in assets held for sale and liabilities associated with assets held for sale	$1,333,000	$-

Net operating loss carryforwards of approximately $24,159,000 (approximately $20,000,000 after including the effect as the Asset Sale described above) are available to offset future taxable income, if any, and expire between 2016 and 2025. The net operating loss carryforwards may be subject to certain limitations due to business acquisitions and other transactions.

10. Related party transactions:

Bonus to officer:

In 2003, the Company's Board of Directors approved a bonus arrangement with the Company's president. The bonus arrangement, effective June 2, 2003, provides for an annual bonus calculated quarterly based on 5% of the increase in the market value of the Company's common stock, accrued quarterly, beginning with the closing price as reported by Nasdaq on December 31 of each year, and ending with the closing price on December 31 of the following year. Payments under the bonus arrangement are to be made at the discretion of the Company's management from time to time, as cash flow permits. The following table summarizes the activity for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

Beginning balance	$525,914	$1,281,014
Bonus earned	537,556		$1,489,566
Cash amounts paid	(398,000)	(755,100)	(208,552)
Issuance of common stock (Note 13)	(255,500)

Ending balance	$409,970	$525,914	$1,281,014

EQUITEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

11. Commitments, contingencies and credit risk:

Litigation:

In April 2004, Equitex and Chex executed a settlement agreement with Cash Systems, Inc. (“Cash Systems”) pursuant to which the Company paid Cash Systems $125,000 for expenses related to an Agreement and Plan of Merger (“APM”), which was terminated in December 2003. As part of the settlement agreement, Cash Systems paid Chex approximately $476,000 for commissions owed to Chex by Cash Systems. In April 2004, both Equitex and Chex and Cash Systems agreed to mutually release each other from further liability related to the APM and the Seminole Tribe termination in January 2004; however, Equitex and Chex retained the right to legal action against Native American Cash Systems Florida, Inc. (NACSF), Native American Cash Systems, Inc. (NACS) and its President, for the wrongful termination of the Seminole Tribe casino contracts. In February 2005, Equitex and Chex reached a tentative settlement agreement with NACSF, NACS and its President under which all the parties have agreed to dismiss their claims against each other in exchange for mutual releases. On March 6, 2006, Chex filed a motion to enforce the settlement and on March 15, 2006, the motion was approved by the Court, and all claims asserted in the lawsuit have been dismissed with prejudice.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows of the Company. Accordingly, no provision has been made for any estimated losses with regard to such matters.

  Consulting agreements:

In conjunction with the Asset Sale, a Chex officer signed a five-year non-compete agreement with the buyer and also signed a release, waiving his right to any future commissions that he was previously entitled to. Additionally, the officer signed a five-year consulting agreement with FFFC. Under the terms of the consulting agreement, FFFC has agreed to compensate the officer $100,800 annually. Such compensation will be applied to the amount of the officer’s loan (Note 13). If the officer breaches his non-compete, his FFFC consulting agreement becomes void and he will be liable for any amount remaining on the loan.

Chex casino contracts:

Through the completion of the Asset Sale on January 31, 2006, Chex operated at a number of Native American owned gaming establishments under contracts requiring the Company to pay a rental fee to operate at the respective gaming locations. Occasionally, these agreements require the Company to prepay a negotiated amount of such anticipated fees. Typically, the fees are earned by the gaming establishment over the life of the contract based on one of the following scenarios:

o A minimum amount as defined in the contract.
o A dollar amount, as defined by the contract, per transaction volume processed by Chex.
o A percentage of Chex's profits at the respective location.
o The greater of the monthly amount, dollar amount per transaction volume or percent of Chex's profits payable at the end of the contract term.

As of December 31, 2005 and 2004, the Company has recorded $12,348 (included in assets held for sale) and $268,929, respectively, of prepaid amounts on casino contracts and has recorded $694,441 and $574,516, respectively, of accrued liabilities on casino contracts.

Pursuant to the contracts, the Native American owned casinos have not waived their sovereign immunity, accordingly, such contracts may not be enforceable in the event of a dispute.

EQUITEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

11. Commitments, contingencies and credit risk (continued):

Chex employee benefit plan:

In 2003, Chex adopted a 401(k) retirement plan (the "Plan"), which covers defined eligible employees of Chex. Eligible employees are able to contribute a portion of their compensation to the Plan, subject to an annual Internal Revenue Service deferral limit. Employee contributions are 100% vested when made. Company contributions are discretionary. During 2005 the Company made matching contributions of 100% on the first 2% on employee deferrals. During 2004 and 2003, Chex made a matching contribution of 100% on the first 3% of employee deferrals and 50% on employee deferrals between 3% and 5%. Contribution expense included in discontinued operations was approximately $35,000, $83,000 and $88,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Subsidiary executive compensation:

In July 2005, FFFC’s Board of Directors authorized a proposal for a stock-based compensation plan (the “Plan”) for its CEO. In August 2005, the FFFC Board of Directors retained an independent consultant to review the Plan for reasonableness. As a result of that review, in September 2005, the FFFC Board of Directors approved the Plan, which consists of the following: i) a warrant to purchase up to 125,000 shares of FFFC’s $.001 par value common stock for a period of three years at an exercise price of $1.81 per share (the 10 day average market price of the stock from the date of the proposal); ii) a number of shares of common stock of FFFC based on 5% of the increase in the market value of the FFFC’s common stock on an annual basis; and, iii) a grant of 125,000 options under FFFC’s 2004 Stock Option Plan. Each option has an exercise price of $1.10 (the market value of the common stock on the date of grant) with an expiration of September 2015. No expense was required to be recorded for 2005 under the Plan.

Subsidiary board of director’s compensation:

In September 2005 the FFFC Board of Directors authorized a new compensation plan for its four directors, which includes the grant of 30,000 options to each director on an annual basis, as well as annual compensation of $25,000 to each FFFC director, to be paid monthly. In September 2005, 60,000 options to purchase FFFC common stock were granted to each FFFC director under the plan with an exercise price of $1.10 (the market value of the common stock on the date of the grant) and cash compensation of approximately $29,200 was paid to each director during the year ended December 31, 2005. As a result, $150,000 is included in discontinued operations for the year ended December 31, 2005 and $33,200 is included in accrued expenses as of December 31, 2005, which was paid in February 2006. Additionally, FFFC’s secretary was granted 20,000 options to purchase FFFC common stock at $1.10 per share (the market value of the common stock on the date of the grant).

Independent sales agreement:

In September 2005, FFFC and Chex entered into an Independent Sales Agreement (“ISA”) to compensate a third party and a director to obtain extensions and/or assignments of certain customer contracts as part of its discussions with third parties regarding possible transactions with the FFFC or Chex. In consideration for the services to be provided in obtaining the extensions and/or amendments, the FFFC has agreed to pay up to $500,000. Per the ISA, the $500,000 is to be earned immediately upon obtaining each extension and/or assignment, should a transaction be consummated. In February 2006 in conjunction with the sale of assets, FFFC paid $200,000 cash and $250,000 of Equitex common stock in full settlement of the ISA. Equitex issued the shares of common stock based on a 15% discount to the ten day average closing price preceding the settlement. The discount was valued at $44,118. In February 2006, FFFC reimbursed Equitex $294,118 in cash (the market value of the common stock issued).

EQUITEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

12. Redeemable preferred stock:

Series K convertible preferred stock:

In August 2005, the Company issued 3,055 shares of 6% Series K convertible preferred stock (the “Series K Preferred Stock”) along with warrants to purchase 175,000 shares of common stock in exchange for all outstanding shares of Series G and I preferred stock (Note 13). The Company reduced the carrying value of the Series K preferred stock by the relative fair value of the warrants ($355,000), which was based on the Black-Scholes option-pricing model, with an offset to additional paid-in capital. The Series K Preferred Stock is convertible at the holder’s option at any time through June 2009 into shares of the Company’s common stock at a conversion price equal to the lesser of (i) $2.75 per share and (ii) 65% of the 5 day average closing bid price of the Company’s common stock as specified in the agreement, provided that the percentage of the 5 day average closing bid price shall increase to 75% upon the occurrence of certain events. The holder of each share of the Series K preferred stock is entitled to cumulative dividends at 6% per annum, payable quarterly, with an 18% dividend default rate. Dividends are payable in cash or shares (at market value) of the Company’s common stock. The beneficial conversion feature was valued at $2,277,000 using the effective conversion price. As a result, the Company reduced the carrying value of the Series K Preferred Stock for this amount with an offset to additional paid-in capital. The warrants and beneficial conversion feature are being accreted over the four-year term of the Series K Preferred Stock, and as a result, loss applicable to common stockholders was increased by $219,300 for the year ended December 31, 2005.

In the event the common stock of the Company achieves certain benchmarks, the Series K Preferred Stock is redeemable by the Company at a redemption price of $1,350 per share plus accrued and unpaid dividends. In the event the holders do not elect to convert the Series K Preferred Stock during the conversion period, the Series K Preferred Stock is required to be redeemed by the Company at stated value plus accrued unpaid dividends. Due to the terms and conditions of the Series K Preferred Stock, which may require redemption which is outside the control of the Company, the Series K Preferred Stock is not included in stockholders’ equity at December 31, 2005. During 2005, 511 shares of the Series K Preferred Stock, plus cumulative unpaid dividends of $5,329, were converted into 186,772 shares of common stock, at a conversion price of $2.75 for the 511 shares of Series K Preferred Stock and an average of $5.59 for the unpaid dividends.

13. Stockholders’ equity:

Series D convertible preferred stock:

In 2003, 167 shares of Series D Preferred Stock, plus cumulative unpaid dividends of $49,135 were converted into 77,876 shares of common stock at conversion prices of $1.50 to $3.96 per share. In July 2005, the remaining 408 shares of Series D Preferred Stock plus cumulative unpaid dividends of $188,911 were converted into 203,529 shares of common stock at a conversion price of $2.93.

Series G convertible preferred stock:

In August 2005, the remaining 370 shares of Series G Preferred Stock, at 135% of the stated value and cumulative unpaid dividends of $87,285 were exchanged for 587 shares of the Series K Preferred Stock.

Series I convertible preferred stock (continued):

In August 2005, 1,600 shares of Series I Preferred Stock, at 125% of the stated value and cumulative unpaid dividends of $340,215 and penalties of $128,000 were exchanged for 2,468 shares of the Series K Preferred Stock.

Issuances of common stock:

2005 issuances:

During the year ended December 31, 2005, the Company sold 725,332 shares of common stock in a private placement for $3.00 per share and received proceeds of $2,175,996, from which the Company paid customary fees and expenses, including fees to brokers and consultants of $180,000. In conjunction with the private placement, the investors received warrants to purchase up to 362,666 shares of common stock at an exercise price of $5.50 per share, which expire in June 2008.

EQUITEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

13. Stockholders’ equity (continued):

Issuances of common stock (continued):

2005 issuances (continued):

During the year ended December 31, 2005, the Company issued 326,608 shares of common stock upon the conversion of warrants for $906,644, at an average conversion price of approximately $2.78 per share.

The shares and warrants were offered and sold in private placements, and were not registered under the Securities Act of 1933. These shares may not be offered or sold in the United States absent registrations or an applicable exemption from registration requirements.

During the year ended December 31, 2005, the Company issued 130,142 shares of common stock to a third party in exchange for their assumption of Equitex and Key accounts payable of $553,840 at an average price of $4.26 per share, the market price of the common stock at the date of conversion. The Company has recorded a non-current receivable based on the value of the common stock issued. If and when these liabilities are paid, the receivable will be reduced and the liabilities will be extinguished. In addition, Equitex and Key converted notes and interest payable of $161,209 due to the original third party creditors into 43,935 shares of common stock at a conversion price of $3.67 per share, the market price of the common stock at the date of conversion. Lastly, the Company issued 16,015 shares of common stock for legal services valued at $78,866 at an average conversion price of $4.92 per share, the market price of the common stock at the date of conversion.

During the year ended December 31, 2005, the Company issued 207,230 shares of common stock valued at $945,138 as payment on long-term debt and accrued interest. The stock was issued at 85% of market value and accordingly, the Company recorded additional expense of $152,769 during the year ended December 31, 2005.

During the year ended December 31, 2005, the Company issued 15,152 shares of common stock valued at $95,013 in satisfaction of a FFFC liability.

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

EQUITEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

13. Stockholders’ equity (continued):

Issuances of common stock (continued):

2003 issuances (continued):

In December 2003, the Company issued 17,852 shares of common stock as contingent consideration for accounts payable. As the shares of common stock are sold by the holder, the amounts received will be applied to reduce the accounts payable (approximately $163,000 at December 31, 2003) due to the holder by the Company.

Notes, interest and stock subscription receivables:

At December 31, 2005 and 2004, notes and interest receivable from an officer of Chex of $547,002 is presented as a reduction in stockholders’ equity based on management’s evaluation of repayment intentions. The notes are due on demand and the Company is no longer accruing interest on these notes due to uncertainty as to collection. The notes are collateralized by unregistered shares of common stock.

In August 2004, FFFC issued 40,000 shares of its common stock to a convertible note holder in exchange for a stock subscription receivable valued at $216,000. In February 2005, 15,000 of the shares were returned to FFFC.

In 2003, Chex sold 166,667 shares of Equitex common stock owned by Chex and which represent treasury stock of the Company, in exchange for an $800,000 promissory note. The note had an interest rate of 7% per annum and was originally payable in three installments of principal and interest through June 30, 2004. The promissory note was collateralized by a pledge agreement, which granted Chex a security interest in up to 116,667 of the purchased shares. A payment of $200,000 was received during the year ended December 31, 2004. In 2004, the Company reached an agreement with the note holder to return 83,333 shares of Equitex common stock in full payment of the remaining $600,000 receivable. Since the market price of the 83,333 shares of common stock on the date of the agreement was approximately $350,000, the Company reduced the receivable by $250,000 and charged equity (additional paid-in capital). The 83,333 shares were returned to Chex during the third quarter of 2004.

Treasury stock transactions:

2005 transactions:

During the year ended December 31, 2005, Chex sold 82,308 shares of Equitex common stock for $220,329 or $2.68 per share (the market price of the common stock at the date of sale). The stock was acquired at an average cost of approximately $3.57 per share and the cost of the shares sold ($293,583) has been removed from treasury stock. The difference between the sales price and cost of the shares sold ($73,254) has been classified as a reduction of additional paid-in capital.

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

EQUITEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

13. Stockholders’ equity (continued):

Treasury stock transactions (continued):

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

Stock options and warrants:

Stock options:

A summary of the status of stock options outstanding and exercisable and weighted average exercise prices is as follows:

	2003 Plan		1999 Plan		Total
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares (1)	price (1)

January 1, 2003			283,334	$36.84	297,734	$35.94
Granted	250,000	$4.98	-	-	250,000	4.98
Forfeited	-	-	-	-	-	-
Exercised	(21,084)	4.08	-	-	(21,084)	4.08

December 31, 2003	228,916	5.04	283,334	36.84	526,650	22.50
Granted	333,334	5.10	-	-	333,334	5.10
Forfeited	-	-	(168,500)	39.00	(168,500)	-
Exercised	(68,700)	4.08	-	-	(68,700)	4.08

December 31, 2004	493,550	5.22	114,834	32.58	622,784	10.56
Granted
Forfeited			(113,167)	33,000	(127,567)	-
Exercised	(8,584)	4.08			(8,584)	4.08

December 31, 2005	484,966	$5.23	1,667	$36.00	486,633	$5.34

Options exercisable at December 31, 2005, expire from June 2006 through July 2009.

EQUITEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

13. Stockholders’ equity (continued):

Stock options and warrants (continued):

Stock options (continued):

(1)
Total shares and the calculation for the weighted average exercise price for the years ended December 2003 and 2004 include 14,400 options outstanding from the 1993 Option Plans with an exercise price of $18.00. There had been no changes in the number of options issued under the 1993 Option Plans during the two years ended December 31, 2003 and 2004. The 14,400 options expired in 2005.

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lines by groups of options as of December 31, 2005.

	Number	Weighted	Weighted
Exercise	of options	average	average
price range	outstanding	exercise price	remaining life

$4.08 - $6.18	484,966	$5.23	3.20
$36.00	1,667	$36.00	.47

	486,633	$5.34	3.19

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

In December 2005, the Company adopted the 2005 Stock Option Plan (the “2005 Plan”). The 2005 Plan was approved by our stockholders at the 2005 Annual Meeting of Stockholders. The purpose of the plan is designed to attract, retain and motivate employees, directors and consultants. Incentives may consist of opportunities to purchase or receive shares of the Company’s common stock. The number of shares of common stock which may be issued under the 2005 Plan shall not exceed 1,400,000 shares of common stock. During 2005 the Company issued 110,127 shares of common stock from the 2005 Plan, and as of December 31, 2005, there are 1,289,873 shares reserved. There were no options granted in 2005 under the 2005 Plan.

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

EQUITEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

13. Stockholders’ equity (continued):

Stock options and warrants (continued):

Stock options (continued):

In 2003 and 2004, stock options were granted to officers, directors, employees and consultants of the Company from the 2003 Plan as follows:

		2004		2003
		Number of	Option	Number of	Option
Option type	Grantee	shares	price	shares	price

Incentive	Directors	145,834	$5.10	88,000	$6.18
Incentive	Officers	19,167	$5.10	16,667	$6.18
Incentive	Employees	93,333	$5.10	128,667	$4.08
Incentive	Consultant	75,000	$5.10	16,666	$4.08
		333,334		250,000

There were no grants in 2005.

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

Warrants:

A summary of the status of warrant transactions for the years ending December 31, 2005, 2004 and 2003 are as follows:

		Weighted
		average
	Shares	exercise price

Outstanding at January 1, 2003	1,661,989	$23.35
Granted	290,536	4.06
Exercised	(569,453)	3.12
Forfeited	(28,865)	11.58

Outstanding at December 31, 2003	1,354,207	23.32
Granted	183,333	4.74
Exercised	(63,096)	1.62
Forfeited	(824,141)	31.14

Outstanding at December 31, 2004	650,303	10.02
Granted	6,988,075	4.68
Exercised	(318,024)	2.74
Forfeited	(23,954)

Outstanding at December 31, 2005	7,296,400	$5.11

EQUITEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

13. Stockholders’ equity (continued):

Stock options and warrants (continued):

Warrants (continued):

2005 transactions:

In December 2005, the Company issued 50,000 shares of common stock from the 2005 Plan to the Company’s President. The shares were issued in lieu of a cash payment of $255,500 for accrued bonuses payable.

During the year ended December 31, 2005, the Company extended the term of certain warrants. As a result of the modification, the Company recognized an additional $138,573 of expense for the year ended December 31, 2005.

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

The fair value of each warrant and option granted to non-employees during 2005, 2004 and 2003 was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were utilized:

	2005	2004	2003

Expected dividend yield	0	0	0
Expected stock price volatility	111%	99%	86%
Risk-free interest rate	2.0%	2%	1.25%
Expected life of warrants	1 year	2 years	0.85 years

EQUITEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

14. Business concentrations:

Chex’s operations are not concentrated in any specific geographic region, but are tied to the Native American gaming industry. Chex generated its fee income from contracts with Native American Tribes for the years ended December 31, 2005, 2004 and 2003, as follows:

	Number of locations			Percent of fees
	2005	2004	2003	2005	2004	2003

Native American Tribe A	3	2	2	21%	22%	16%
Native American Tribe B	3	3	1	9%	11%	9%
Native American Tribe C	-	-	5	-	-	23%
Native American Tribe D	3	3	2	11%	13%	10%
	9	8	10	41%	46%	58%

[A] Effective January 2004, the contract with the Native American Tribe C, was terminated.

15. Selected quarterly financial data (unaudited):

Selected unaudited quarterly financial data for the years ended 2005 and 2004 after retroactive restatement for discontinued operations  is summarized below.

	2005 quarters

	First	Second		Third	Fourth
	quarter	quarter		quarter	Quarter

Revenues from continuing operations	$72,804	$45,774		$40,995	$37,326
Net loss	(1,856,993)	(3,826,944)		(2,402,464)	(755,836)
Preferred stock beneficial conversion feature, deemed dividends and other transactions	(55,370)	(57,830)		(425,366)	(93,552)
(Loss) income from continuing operations	(531,389)	(2,443,645)		(957,032)	1,341,633
Loss from discontinued operations	(1,325,604)	(1,383,299)		(1,445,432)	(2,097,469)
Net loss applicable to common shareholders	(1,912,363)	(3,884,774	)(a)	(2,827,830)	(849,358	)(b)
Basic and diluted loss per common share	(0.32)	(0.61)		(0.39)	(0.07)
(Loss) income from continuing operations	(0.10)	(0.39)		(0.19)	0.21
Loss from discontinued operations	(0.22)	(0.22)		(0.20)	(0.28)

FFFC amounts previously reported as losses from continuing operations, included in discontinued operations above (Notes 1 and 3)	1,323,004	1,380,531		1,443,883	2,095,895

	2004 quarters

	First	Second		Third	Fourth
	quarter	quarter		quarter	Quarter

Revenues from continuing operations	$78,711	$66,467		$63,243	$51,835
Net loss	(631,014)	(3,479,439)		(1,063,561)	(2,283,969)
Preferred stock beneficial conversion feature, deemed dividends and other transactions	(58,090)	(58,350)		(56,600)	(53,000)
Loss from continuing operations	(289,210)	(1,797,118)		(65,238)	(694,794)
Loss from discontinued operations	(341,804)	(1,682,321)		(998,323)	(1,589,175)
Net loss applicable to common shareholders	(689,104)	(3,537,789	)(c)	(1,120,161)	(2,336,969	)(d)
Basic and diluted loss per common share	(0.12)	(0.63)		(0.20)	(0.41)
Loss from continuing operations	(0.06)	(0.33)		(0.02)	(0.13)
Loss from discontinued operations	(0.06)	(0.30)		(0.18)	(0.28)

FFFC amounts previously reported as losses from continuing operations, included in discontinued operations above (Notes 1 and 3)	338,500	1,679,896		995,855	1,587,388

EQUITEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

15. Selected quarterly financial data (unaudited) (continued):

(a)	Includes $1,596,111 recorded as an impairment of a note receivable related to iGames litigation and settlements.

(b)	Includes $1,333,000 recorded as a deferred tax benefit.

(c)	Includes an increase in the valuation allowance for deferred tax assets of $1,380,000 and $626,750 of stock based compensation.

(d)	Includes $236,500 recorded as a valuation allowance on a note receivable and $173,200 recorded as interest expense for beneficial conversion features on promissory notes.