Form 10-Q
period 2006-03-31
EQUITEX INC
filed 2006-05-22
CIK 716101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to__________

Commission File No. 0-12374

EQUITEX, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	84-0905189
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7315 East Peakview Avenue
Englewood, Colorado 80111
(Address of principal executive offices) (Zip code)

(303) 796-8940
(Registrant’s telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  ☐No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Large Accelerated Filer ☐,	Accelerated Filer ☐,	Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b.2 of the Exchange Act). ☐Yes ☒No

Number of shares of common stock outstanding at May 18, 2006: 11,503,402

EQUITEX, INC. AND SUBSIDIARIES

PART I	FINANCIAL INFORMATION		Page

	Item 1.	Financial statements:

		Report of Independent Registered Public Accounting Firm	2

		Condensed consolidated balance sheets - March 31, 2006 (unaudited) and December 31, 2005	3 - 4

		Condensed consolidated statements of operations- three months ended March 31, 2006 and 2005 (unaudited)	5

		Condensed consolidated statement of changes in stockholders' equity - three months endedMarch 31, 2006 (unaudited)	6

		Condensed consolidated statements of cash flows - three months ended March 31, 2006 and 2005 (unaudited)	7 - 8

		Notes to condensed consolidated financial statements (unaudited)	9 -20

	Item 2.	Management's discussion and analysis of financial condition and results of operations	21 - 26

	Item 3.	Quantitative and qualitative disclosures of market risk	27

	Item 4.	Disclosure controls and procedures	28

PART II	OTHER INFORMATION

	Item 1.	Legal proceedings	28

	Item 2.	Changes in securities and use of proceeds	28

	Item 3.	Defaults upon senior securities	28

	Item 4.	Submission of matters to a vote of security holders	29

	Item 5.	Other information	29

	Item 6.	Exhibits	29

	Signatures		30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Equitex, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Equitex, Inc. and subsidiaries as of March 31, 2006, the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2006 and 2005 and the related condensed consolidated statement of changes in stockholders’ equity for the three-month period ended March 31, 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Equitex, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated April 10, 2006 (which includes an explanatory paragraph stating that on January 31, 2006 FastFunds Financial Corporation, a majority-owned subsidiary of the Company, sold substantially all the assets of its wholly-owned subsidiary Chex Services, Inc. This subsidiary conducted most of the Company’s business operations and is presented as discontinued operations in the accompanying consolidated financial statements. In addition, on March 14, 2006, the Company acquired Hydrogen Power, Inc.) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ GHP HORWATH, P.C.

Denver, Colorado
May 18, 2006

EQUITEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$6,318,198	$133,541
Assets of discontinued operations (including cash of $6,169,261) (Note 2)	6,611,787
Receivables, net	278,742	252,089
Prepaid expenses and other	124,007	33,202
Investment in Hydrogen Power, Inc. (Note 1)		2,526,300
Assets held for sale (Note 2)		21,997,466

Total current assets	13,332,734	24,942,598

Notes and interest receivable, net, including related parties of $306,137 (2006)
and $381,136 (2005) (Note 3)	602,818	3,899,526
Property, equipment and leaseholds, net	68,162	52,178
Intangible and other assets, net (Note 1)	20,119,482	638,846

	20,790,462	4,590,550

	$34,123,196	$29,533,148

(Continued)

EQUITEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31,	December 31,
	2006	2005
	(unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Checks issued in excess of cash in bank		$1,105,379
Accounts payable	$1,269,438	768,189
Accrued expenses and other liabilities, including related party accruals of
$525,316 (2006) and $410,000 (2005) (Note 5)	1,291,344	3,043,543
Convertible and other promissory notes and current portion of long-term debt,
including related party notes of $144,036 (2006) and $614,695 (2005) (Note 4)	2,286,763	15,275,386
Liabilities of discontinued operations (Note 2)	7,887,703	513,395
Liabilities associated with assets held for sale (Note 2)		154,047

Total current liabilities	12,735,248	20,859,939

Long-term debt, net of current portion (Note 4)	1,421,318	2,108,423
Liabilities associated with assets held for sale		2,867,000

	1,421,318	4,975,423

	14,156,566	25,835,362

Commitments and contingencies (Notes 4, 5 and 6)

Redeemable preferred stock (Note 6):
Series K, 6% stated value $1,000 per share; 3,100 shares authorized;
2,344 (2006) and 2,544 (2005) shares issued and outstanding, net of
discount of $1,725,200 (2006) and $2,412,700 (2005)	618,800	131,300

Stockholders' equity (Note 7):
Common stock, $0.01 par value; 50,000,000 shares authorized; 12,395,558
(2006) and 8,495,849 (2005) issued; 11,185,821 shares (2006) and
8,486,112 shares (2005) outstanding	123,956	84,958
Common stock to be issued	1,321
Notes, interest and stock subscription receivable	(665,202)	(682,002)
Additional paid-in capital	53,931,374	32,020,956
Accumulated deficit	(27,770,677)	(27,728,484)
Less treasury stock at cost; 1,209,737 shares (2006) and 9,737 shares (2005)	(6,272,942)	(128,942)

Total stockholders' equity	19,347,830	3,566,486

	$34,123,196	$29,533,148

See notes to condensed consolidated financial statements.

EQUITEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

	2006	2005

Credit card income, net of provision for losses	$36,289	$72,804
Corporate selling, general and administrative	868,226	616,350

Loss from operations	(831,937)	(543,546)

Other income (expense):
Interest income, including related party interest of $19,797 (2005)	8,353	19,797
Interest expense, including related party interest of $7,390 (2006) and $2,351 (2005)	(414,815)	(113,609)

	(406,462)	(93,812)

Loss from continuing operations before income taxes	(1,238,399)	(637,358)
Income tax expense (Note 8)	(313,000)

Loss from continuing operations	(1,551,399)	(637,358)
Gain (loss) from discontinued operations, net of income taxes (Note 2)	1,509,206	(1,219,635)

Net loss	(42,193)	(1,856,993)

Accretion of preferred stock (Note 6)	(687,500)
Deemed preferred stock dividends (Note 6)	(37,800)	(55,370)

Net loss applicable to common stockholders	$(767,493)	$(1,912,363)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.25)	$(0.12)
Income (loss) from discontinued operations	0.17	(0.20)

Basic and diluted net loss per share	$(0.08)	$(0.32)

Weighted average number of common shares outstanding:
Basic and diluted	9,017,417	5,989,970

See notes to condensed consolidated financial statements.

EQUITEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)

						Notes, interest
			Common	Additional	Common	and stock		Total
	Common stock		stock to be	paid-in	treasury	subscription	Accumulated	stockholders'
	Shares	Amount	issued	capital	stock	receivable	deficit	equity

Balances, January 1, 2006	8,495,849	$84,958		$32,020,956	$(128,942)	$(682,002)	$(27,728,484)	$3,566,486

Issuance of common stock, warrants and stock to be
issued to shareholders of HPI (Note 1)	2,338,990	23,390	$1,321	14,130,848				14,155,559

Issuance of common stock to subsidiary in satisfaction
of amounts owed (Notes 1 and 7)	1,200,000	12,000		6,132,000	(6,144,000)			-

Non-cash compensation expense (Note 5)						16,800		16,800

Conversion of Series K preferred stock to common stock
(Note 6)	73,859	739		199,261				200,000

Accretion of Series K preferred stock (Note 6)				(687,500)				(687,500)

Issuance of common stock in consideration of extensions
on notes payable (Note 7)	2,975	30		15,265				15,295

Issuance of common stock in satisfaction of note payable,
long-term debt and accrued interest (Notes 4 and 7)	193,638	1,936		978,027				979,963

Issuance of warrants to noteholders (including $147,764
for subsidiary noteholders) (Note 7)				341,894				341,894

Issuance of common stock in satisfaction of subsidiary
liabilites (Note 7)	90,247	903		445,623				446,526

Issuance of subsidiary warrants (Note 5)				355,000				355,000

Net loss							(42,193)	(42,193)

Balances, March 31, 2006	12,395,558	$123,956	$1,321	$53,931,374	$(6,272,942)	$(665,202)	$(27,770,677)	$19,347,830

See notes to condensed consolidated financial statements.

EQUITEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

	2006	2005

Cash flow used in operating activities from operating activities:
Net loss	$(42,193)	$(1,856,993)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of assets (Note 1)	(4,145,835)
Bad debt expense	75,000	30,465
Depreciation and amortization	514,510	384,936
Amortization of discounts on convertible promissory notes payable related to
beneficial conversion features		627,994
Amortization of discounts related to warrants attached to notes payable	229,699
Expense incurred upon issuance of stock and warrants	778,754
Deferred income taxes	1,333,000
Non-cash compensation expense	16,800
Changes in assets and liabilities, net of business acquisition and asset sale:
Decrease in accounts receivable	123,761	427,658
(Increase) decrease in other receivables	(13,504)	14,866
(Increase) decrease in interest receivable and other assets	(29,165)	91,545
Increase (decrease) in due to credit card holders	23,871	(542)
(Decrease) increase in accounts payable and accrued liabilities	(837,316)	76,246

Total adjustments	(1,930,425)	1,653,168

Net cash used in operating activities	(1,972,618)	(203,825)

Cash flows from investing activites:
Cash acquired in business acquisition of HPI (Note 1)	2,203,121
Net (increase) decrease in credit card receivables	(13,584)	7,596
Purchase of furniture, fixtures and equipment	(5,000)	(89,922)
Issuances of notes receivable		(1,080)
Repayments of notes receivable, other	25,461	1,080
Proceeds received from FFFC asset sale, net of costs (Note 1)	12,712,784

Net cash provided by (used in) investing activities	14,922,782	(82,326)

Cash flows from financing activities:
Decrease in checks issued in excess of cash in bank	(1,086,904)
Sale of treasury stock		243,833
Proceeds from the exercise of warrants and options		371,621
Increase in deferred loan costs		(4,000)
Issuances of notes payable, related parties and other	565,000	603,000
Repayments of notes payable, related parties and other	(8,347,595)	(945,364)

Net cash (used in) provided by financing activities	(8,869,499)	269,090

(Continued)

EQUITEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

	2006	2005

Increase (decrease) in cash and cash equivalents	4,080,665	(16,265)
Cash and cash equivalents, beginning of year, including cash and cash equivalents included
in assets held for sale (2005)	8,406,794	8,389,686

Cash and cash equivalents, end of year, including cash and cash equivalents included in
assets of discontinued operations (2006)	$12,487,459	$8,373,421

Supplemental disclosure of cash flow information:

Cash paid for interest	$743,184	$433,781

Cash paid for income taxes	$-	$13,325

Non-cash investing and financing activities:

Issuance of common stock in satisfaction of note payable, long-term debt and accrued interest	$979,963	$572,012

Issuance of common stock in satisfaction of subsidiary liability	$380,862

Return of common stock previously issued for conversion of accounts payable		$6,450

Return and retirement of subsidiary common stock in exchange for note receivable		$81,000

Conversion of Series K preferred stock to common stock	$200,000

Issuance of common stock to subsidiary in satisfaction of amounts owed	$6,144,000

Purchase of Hydrogen Power, Inc. (Note 1)
Fair value of tangible assets acquired
Interest receivable	$(38,339)
Prepaid and other assets	(85,681)
Property and equipment	(14,906)
Sub-license agreement	(2,310,956)
Intangible assets	(17,184,792)
Liabilities assumed:
Accounts payable and accrued expenses	197,190
Notes payable	3,000,000
License fee payable	1,731,067
Fair value of common stock and warrants exchanged	16,909,538

Cash acquired	$2,203,121

See notes to condensed consolidated financial statements.

EQUITEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2006 and 2005 (UNAUDITED)

1. Business and organization, basis of presentation, recent events and management’s plans:

Business and organization:

Equitex, Inc. (the “Company”) is a holding company, and through January 31, 2006, operated primarily through its majority-owned subsidiary FastFunds Financial Corporation (“FFFC”). As disclosed in the December 31, 2005 Form 10-K, Equitex and FFFC also have several other non-operating wholly-owned subsidiaries. As of March 31, 2006, Equitex owns and controls 81% of FFFC’s outstanding common stock.

FFFC’s wholly-owned subsidiary Chex Services, Inc. (“Chex”), a Minnesota corporation, provided financial services prior to the sale of substantially all of Chex’s assets, which primarily consisted of check cashing, automated tell machine (ATM) access, and credit card advances to customers primarily at Native American owned casinos and gaming establishments (the “Asset Sale”).

The Asset Sale is discussed below under “Recent Events”. As a result of the Asset Sale, the operations of FFFC are presented retroactively as discontinued operations, and all of its operating assets, including liabilities, are presented as assets and liabilities of discontinued operations.

As discussed below under “Recent Events”, on March 14, 2006, the Company acquired Hydrogen Power, Inc. (“HPI”). HPI is a development stage company based in Seattle, Washington that performs hydrogen-related testing, research and engineering, and has developed a patented system (HPI Hydrogen Now TM) that creates pure hydrogen from aluminum and water. The patented technology allows hydrogen gas to be generated on-site and on-demand, and is designed to directly power any fuel cell or internal combustion engine application. The HPI process can supply hydrogen at customized rates and pressures, and may provide hydrogen transportation and supply solutions from small portable applications to large stationary systems.

HPI has entered into a sub-license agreement with its former parent company, which gives HPI exclusive rights to use the Hydorgen Now technology developed by the Univeristy of British Columbia (“UBC”) and any improvements and to market, manufacture and distribute products using the technology in the United States, Mexico and Central and South America. The agreement also gives HPI non-exclusive rights to market and distribute products using the technology and any improvements in Canada and to use any trademarks, service marks, or logos associated with the technology in the United States, Canada, Mexico and Central and South America. The sub-license agreement is effective, with certain provisions for early termination, for as long as the underlying license agreement is in effect. The underlying license agreement is effective through the latest expiration date of the patents that are the subject of the licensed technology. At present, the latest patent expiration date is February 2021.

HPI has not generated any significant revenues since its formation in December 2003.

Basis of presentation:

The condensed consolidated interim financial statements of Equitex, Inc. and subsidiaries (the “Company”) as of March 31, 2006, and for the three months ended March 31, 2006 and 2005, have been prepared by the Company without audit by the Company’s independent auditors. In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of March 31, 2006, and for the periods ended March 31, 2006 and 2005, have been made. Except as described below, those adjustments consist only of normal and recurring adjustments.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (“SEC”) on April 17, 2006. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results to be expected for the full year.

On January 25, 2005, the Company effected a one-for-six reverse stock split. As a result of the reverse split, the number of shares outstanding and per share information for all prior periods have been retroactively restated to reflect the new capital structure.

EQUITEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2006 and 2005 (UNAUDITED)

1. Business and organization, basis of presentation, recent events and management’s plans (continued):

Business and organization (continued):

Basis of presentation (continued):

The interim condensed consolidated financial statements presented herein include the financial statements of Equitex, Inc. and its wholly-owned subsidiaries, Key Financial Systems, Inc. (“Key”) and Nova Financial Systems, Inc. (“Nova”), and Equitex’s majority-owned subsidiaries, FFFC and Denaris Corporation (“Denaris”) as of March 31, 2006 and December 31, 2005, and effective March 14, 2006, its wholly-owned subsidiary, HPI. The excess of the losses for the three months ended March 31, 2006 and 2005 applicable to minority interest has been charged to the Company and therefore no minority interest is reflected in the Company’s condensed consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated in consolidation.

Recent events:

Nasdaq delisting:

On March 17, 2006, we received a Nasdaq Staff Determination Letter indicating that the Company failed to comply with certain requirements for continued listing set forth in Marketplace Rule 4340(a) and that the Company’s securities are subject to delisting from The Nasdaq Capital Market. In anticipation of compliance with Rule 4340(a), the Company filed an initial listing application with The Nasdaq Stock Market on March 9, 2006. Additionally, pending Nasdaq’s review of the initial listing application on March 23, 2006, the Company has exercised its right to appeal the delisting of its securities by The Nasdaq Stock Market to a Listing Qualifications Panel (the “Panel”) pursuant to the procedures set forth in The Nasdaq Marketplace Rule 4800 Series. A hearing before the Panel was held on April 20, 2006, at which time the Panel granted our request to remain listed through May 31, 2006, while Nasdaq staff complete its review of our application for initial listing on the Nasdaq Capital Market. On May 19, 2006, the Company withdrew the listing application and accordingly, its securities will cease trading on Nasdaq beginning May 23, 2006, and the Company will immediately begin trading on the Over the Counter Pink Sheets. The Company came to believe that its application would not be approved and as a result is choosing to immediately seek to apply for trading on the Over the Counter (“OTC”) Bulletin Board and concurrently will pursue alternative listings.

Acquisition of Hydrogen Power Inc.:

On March 14, 2006, the Company acquired all of the outstanding capital stock of HPI. The purchase price of HPI consisted of the issuance of 2,338,990 shares of the Company’s common stock and the Company has reserved 132,122 shares to be issued upon exercise of options to purchase 1,550,000 shares of HPI common stock outstanding immediately prior to the time of the merger. These shares were valued at $9,909,159 based on the market price of the Company’s common stock of $4.01 on July 6, 2005 (the date the terms of the merger agreement was agreed to by the Company and the HPI shareholders). Pursuant to a Share Exchange Agreement dated December 5, 2005 with a shareholder of HPI, prior to the effective date of the merger, we issued 700,000 shares of our common stock in exchange for 850,000 shares of HPI common stock. These shares were valued at $2,526,300, which represented a 10% discount to the July 6, 2005, market price. The discount was applied to recognize restrictions on the marketability of the common stock issued. Additionally, the Company recorded acquisition costs of $227,162 in connection with the transaction.

EQUITEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2006 and 2005 (UNAUDITED)

1. Business and organization, basis of presentation, recent events and management’s plans (continued):

Recent events (continued):

Acquisition of Hydrogen Power Inc. (continued):

The Company also issued warrants to purchase up to 1,600,000 shares of Equitex common stock at an exercise price of $3.00 per share in exchange for all outstanding warrants of HPI at the date of merger. The warrants are exercisable for the remainder of the unexpired term of the original HPI warrants through February 2007. The warrants were valued at $4,246,400 based on the Black-Scholes option pricing model.

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

The Company also entered into an employment agreement with HPI’s Chief Executive Officer (the “CEO”), effective with the closing, which provides the CEO an annual base salary of $350,000. The term of the agreement is for five years and the compensation is to be reviewed annually.

The following represents the preliminary purchase price allocation at the date of the HPI acquisition:

Cash and equivalents	$2,203,121
Interest receivable	38,339
Prepaid expenses	85,681
Property, plant and equipment	14,906
Sub-license agreement, net of accumulated amortization of $304,244	2,310,956
Unidentified intangible assets and goodwill	17,184,792
Accounts payable and accrued expenses	(197,190)
Note payable	(3,000,000)
License fee payable	(1,731,067)

$16,909,538

The purchase price allocation is not considered final as of the date of this report, as we, along with our independent valuation advisors are still reviewing and completing the analysis of the underlying assumptions and calculations used in the above allocation. The actual allocation of the purchase price and the resulting effect on income (loss) from operations may differ significantly from the amounts included herein.

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

EQUITEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2006 and 2005 (UNAUDITED)

1. Business and organization, basis of presentation, recent events and management’s plans (continued):

Recent events (continued):

Sale of FFFC assets:

On December 22, 2005, FFFC and Chex entered into an Asset Purchase Agreement (the “APA”) with Game Financial Corporation (“Game”), pursuant to which FFFC and Chex agreed to sell substantially all of its cash access contracts and certain related assets, which represented substantially all the assets of Chex and FFFC.

On January 31, 2006, FFFC and Chex completed the Asset Sale for $14 million pursuant to the APA and received cash proceeds of $13,710,630 ($12,712,784 after certain transactions related costs) and realized a pre-tax book gain of approximately $4 million.

Additionally, FFFC and Chex entered into a Transition Services Agreement (the “TSA”) with Game pursuant to which FFFC and Chex agreed to provide certain services to Game to ensure a smooth transition of the sale of the cash-access financial services business. Pursuant to the TSA, FFFC and Chex provided the necessary services and Game paid FFFC $150,000 per month. The TSA expired May 19, 2006.

Pro forma information:

The following pro forma information has been prepared assuming the Asset Sale and Acquisition of HPI had taken place at the beginning of each of the respective periods. The pro forma information includes adjustments to eliminate the location revenues and expenses related to the financial services that Chex provided prior to the Asset Sale and assumes a 17-year amortizable life related to the intangible assets acquired in the Acquisition of HPI. Revenues represent fees pursuant to the TSA.

The pro forma information is not necessarily indicative of the results of operations as they would have been had the transactions been consummated on the assumed date.

	Three months ended March 31,
	2006	2005

Revenues	$488,000	$523,000

Net loss	(3,779,000)	(2,172,000)

Net loss applicable to common stockholders	(4,504,000)	(2,227,000)

Basic and diluted loss per common share	(0.41)	(0.24)

Shares used in per share calculation	10,914,598	9,246,298

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

On March 29, 2006, Equitex agreed to issue 1,200,000 shares of its common stock to FFFC in satisfaction of $6,144,000 in notes, advances and interest payable that Equitex and its majority-owned subsidiary (“Denaris”) owed FFFC and Chex.

EQUITEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2006 and 2005 (UNAUDITED)

1. Business and organization, basis of presentation, recent events and management’s plans (continued):

Recent events (continued):

Potential business acquisitions:

In May 2005, the Company entered into an agreement to acquire 100% of Digitel Network Corporation (“Digitel”), and National Business Communications, Inc. (“NBC”). Digitel’s wholly-owned subsidiaries are Platinum Benefit Group, Inc., Personal Voice, Inc. and Private Voice, Inc. Digitel, NBC and their subsidiaries (collectively the “Companies”) all of which are based in Clearwater, Florida. The Companies design, develop and market stored value card programs as well as personal voice mail products through their call center operations. In conjunction with their stored value card products, the Companies offer the Platinum Benefit Group premium service that includes vehicle roadside assistance, a prescription discount program, a dental care discount program, a registered nurse hotline and a family legal plan. The Companies also offer personal voice mail services through Personal Voice, Inc. and Private Voice, Inc. Finalization of this transaction is subject to completion of the schedules, exhibits and related contracts to the agreement, board of director approval, negotiation of certain promissory notes and any applicable stockholder approvals. Currently, the purchase price per the terms of the to-be-finalized agreement is $9 million; $5 million cash due at closing and two, $1.750 million promissory notes.

Management’s plans:

The Company incurred a loss of $42,193 for the three months ended March 31, 2006, and losses from continuing operations were $1,551,399. Additionally, the Company incurred previous significant losses, including a net loss of $8,842,237 and $7,457,983 for the years ended December 31, 2005 and 2004, respectively. Although the net losses included certain non-cash net expenses of approximately $2,947,000 (2006), $4,937,000 (2005) and $4,051,000 (2004), it was becoming increasingly difficult for the Company to continue to fund its current operations and any future growth. Additionally, due to intense competition in the market and the lack of assurance that FFFC would be able to obtain renewals of its existing casino contracts, or to obtain contracts with new customers and the FFFC’s difficulty in attracting and retaining experienced employees, the Company decided to complete the Asset Sale.

Management believes that the Asset Sale and its plans will provide sufficient resources to fund its 2006 debt payments and working capital needs, which will consist primarily of supporting the development stage operations of HPI, payment of salaries, rent and utilities for the foreseeable future, as well as allow the Company to meet its reporting compliance obligations as a Securities and Exchange Commission (“SEC”) issuer through at least March 31, 2007.

Stock based compensation:

During the first quarter of fiscal 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 - revised 2004 (“SFAS 123R”) “Share-Based Payment” which replaced Statement of Financial Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. There were no options granted for the three months ended March 31, 2005 and 2006, and all options granted prior to the adoption of SFAS 123(R) were fully-vested.

The Company has various stock option plans which allow the Company to grant options to purchase shares of its common stock to attract, retain and motivate employees, consultants and directors. Options are generally granted with an exercise price equal to the Company’s market price of its common stock on the date of the grant and vest immediately upon issuance. All options outstanding at March 31, 2006, are fully-vested and exercisable. A summary of each plan and their outstanding balances at March 31, 2006, is as follows:

EQUITEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2006 and 2005 (UNAUDITED)

1. Business and organization, basis of presentation, recent events and management’s plans (continued):

Stock based compensation (continued):

Options outstanding	1999 Plan	2003 Plan

January 1, 2006	1,667	484,966
March 31, 2006	1,667	484,966
Weighted average exercise price	$36.00	$5.23
Weighted average remaining life	.22 years	2.95 years
Aggregate intrinsic value	$0	$0

2.  Discontinued operations and assets held for sale:

FFFC:

The carrying amount at March 31, 2006 and December 31, 2005, of assets and liabilities of FastFunds are presented as discontinued operations at March 31, 2006, and as assets held for sale and liabilities associated with assets for sale at December 31, 2005, as follows:

ASSETS	2006	2005

Cash and cash equivalents	$6,169,261	$8,273,253
Accounts receivable	39,283	163,044
Notes and interest receivable	323,515	75,461
Property and equipment, net	22,355	1,077,802
Goodwill		5,636,000
Intangible and other assets		2,183,902
Deferred tax asset		4,200,000
Other assets	57,373	388,004

	$6,611,787	$21,997,466

LIABILITIES

Checks issued in excess of cash in bank	$18,475
Accounts payable	759,183
Accrued expenses	1,307,589	$69,800
Notes payable to individuals	4,787,061
Convertible promissory notes	500,000
Capital lease obligations		84,247

	$7,372,308	$154,047

EQUITEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2006 and 2005 (UNAUDITED)

2.  Discontinued operations and assets held for sale (continued):

FFFC (continued):

Losses from discontinued operations for the three months ended March 31, 2006 and 2005 of FastFunds were as follows:

	2006	2005

Revenues	$2,011,956	$4,414,143
Operating expenses	(3,191,321)	(4,677,918)

Loss from operations	(1,179,365)	(263,775)
Gain on sale of assets	4,145,835
Other expenses	(428,737)	(945,260)
Income tax expense	(1,028,000)	(8,000)

Net income (loss)	$1,509,733	$(1,217,035)

Key:

The carrying amounts of assets and liabilities of Key (presented as discontinued operations) at March 31, 2006 and December 31, 2005 are as follows:

	March 31,	December 31,
	2006	2005

Cash (included in prepaid expenses and other)	$213	$140

Accounts payable	$515,395	$513,395

Key had no revenues for the three months ended March 31, 2006 and 2005. Losses incurred by Key for the three months ended March 31, 2006 were $527 and for the three months ended March 31, 2005 were $2,600.

3. Notes and interest receivable:

Notes receivable at March 31, 2006 and December 31, 2005, consist of the following:

	2006	2005

Notes receivable, HPI [A]		$3,000,000

Notes receivable from Equitex 2000, Inc., an affiliate of the Company through common control	$1,190,674	1,190,674

Note receivable, Chex customer	336,500	336,500

Note receivable, Paymaster Jamaica	500,000	500,000

Notes receivable from various Chex employees		25,461

Notes receivable from Coast ATM, LLC	50,000	50,000
	2,077,174	5,102,635
Interest receivable, includes related party interest of $163,978 (2006) and $158,852 (2005)	210,659	158,852

EQUITEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2006 and 2005 (UNAUDITED)

3. Notes and interest receivable (continued):

	2006	2005

Notes receivable, net of current portion, before valuation allowance	2,287,833	5,261,487
Less valuation allowance [B]	(1,361,500)	(1,286,500)

	926,333	3,974,987
Less net amount included in assets of discontinued operations (2006) and assets held for sale (2005)	(323,515)	(75,461)

Notes and interest receivable, net, long-term	$602,818	$3,899,526

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

[B]	A summary of the valuation allowance are as follows:

	2006	2005

Equitex 2000, Inc.	$ 775,000	$ 700,000
Paymaster Jamaica	250,000	250,000
Chex customer	336,500	336,500

	$ 1,361,500	$ 1,286,500

4. Convertible and other promissory notes and long-term debt:

Convertible and other promissory notes and long-term debt at March 31, 2006 and December 31, 2005, consist of the following:

	March 31,	December 31,
	2006	2005

Notes payable to individual investors, including related party of $100,000 (2006)	$ 4,787,061	$ 11,301,497
Notes payable to affiliates through common ownership	39,122	380,351
Convertible promissory notes, net of discount of $570,520 (2006) and $765,833 (2005) [A]	3,799,045	5,287,323
Note payable to officers	104,914	234,344
Notes payable to third parties	265,000	180,294
Obligations under capital leases		84,247
	8,995,142	17,468,056

Less amounts included in liabilities of discontinued operations (2006) and liabilities associated with assets held for sale (2005) [B]	(5,287,061)	(84,247)
Less current maturities	(2,286,763)	(15,275,386)

Long-term debt, net of current portion	$ 1,421,318	$ 2,108,423

EQUITEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2006 and 2005 (UNAUDITED)

4. Convertible and other promissory notes and long-term debt (continued):

[A]
For the three months ended March 31, 2006, Equitex issued a total of 94,701 shares of its common stock as payment of $402,766 due under these notes. The common stock was valued at $501,753 (based on the market value of the Company’s common stock). Therefore, the Company recorded additional interest expense of $71,337 during the three months ended March 31, 2006 related to these transactions, which represents the 15% discount to the market value of the common stock issued.

[B]
In December 2004, FFFC closed on the sale of $1,774,064 of unsecured convertible promissory notes (the “Convertible Notes”) with various note holders (the “Holders”). The Convertible Notes carry a stated interest rate of 9.5% per annum, had a 9-month original term, and were convertible at the holders’ option (including any unpaid interest) into shares of FFFC common stock at a rate of $1.00 per share for a three-year period commencing on the due date. The Holders also received warrants to purchase an aggregate of 1,774,064 shares of FFFC common stock at an exercise price of $2.00 per share. Through March 31, 2006, FFFC repaid $862,500 of these Convertible Notes. As of March 31, 2006, $300,000 of these notes remains unpaid, were past due and are due on demand. In May 2006, FFFC and Equitex negotiated a settlement regarding the remaining Convertible Notes, whereby Equitex agreed to issue 84,363 shares of its common stock. Additionally, Equitex has agreed to issue warrants to purchase 42,182 shares of common stock at $5.10 per share, expiring three years after the date of issuance.

As of March 31, 2006 and December 31, 2005, FFFC also had $200,000 of outstanding convertible promissory notes issued in June 2004. These notes bear interest at 5% per annum, and unless converted, are due in April 2007. The notes are convertible into shares of FFFC common stock at $0.10 per share based on certain criteria. In May 2006, Equitex negotiated a settlement regarding these convertible notes, whereby Equitex has agreed to issue 180,000 shares of its common stock.

5. Commitments and contingencies:

Bonus to officer:

In June 2003, the Company’s Board of Directors approved a bonus arrangement with the Company’s president. The bonus arrangement provides for an annual bonus to be calculated quarterly based on 5% of the increase in the market value of the Company’s common stock, accrued quarterly, beginning with the closing price as reported by Nasdaq on December 31 of each year, and ending with the closing price on December 31 of the following year. Payments under the bonus arrangement are to be made at the discretion of the Company’s management from time to time, as cash flow permits. There was no compensation expense recorded under this arrangement for the three months ended March 31, 2006. Compensation expense recorded under this arrangement was $32,710 for the three months ended March 31, 2005. As of March 31, 2006 and December 31, 2005, approximately $410,000 is included in accrued liabilities.

Subsidiary executive compensation:

In July 2005, FFFC’s Board of Directors authorized a proposal for a stock based compensation plan (the “Plan”) for its CEO. In August 2005, the FFFC Board of Directors retained an independent consultant to review the Plan for reasonableness. As a result of that review, in September 2005, the FFFC Board of Directors approved the Plan, which consists of the following: i) a fully-vested warrant to purchase up to 125,000 shares of FFFC’s $.001 par value common stock for a period of three years at an exercise price of $1.81 per share (the 10 day average market price of the stock from the date of the proposal); ii) a number of shares of common stock of FFFC based on 5% of the increase in the market value of FFFC’s common stock on an annual basis, with the exception of the first payment, which shall be for the period from July 1, 2005 to December 31, 2005; and, iii) a grant of 125,000 fully-vested options under FFFC’s 2004 Stock Option Plan. Each option has an exercise price of $1.10 (the market value of the common stock on the date of grant) with an expiration of September 2015. FFFC recorded compensation expense of $184,557, equal to the 5% increase in the market value of FFFC’s common stock for the three months ended March 31, 2006.

EQUITEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2006 and 2005 (UNAUDITED)

5. Commitments and contingencies (continued):

Subsidiary board of director’s compensation:

In September 2005 FFFC’s Board of Directors authorized a new compensation plan for its directors, which includes the grant of 30,000 options to purchase FFFC common stock to each director on an annual basis, as well as annual compensation of $25,000 to each director, to be paid monthly. Accordingly, in September 2005, 60,000 options to purchase FFFC common stock were granted with an exercise price of $1.10 (the market value of the common stock on the date of the grant) for services provided during 2004 and 2005 and cash compensation of approximately $29,200 was paid to each FFFC director for the period of July 2004 through August 30, 2005. Additionally, FFFC’s secretary was granted 20,000 options at $1.10 per share (the market value of the common stock on the date of the grant). All options are fully-vested at the date of the grant.

Litigation:

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows of the Company.

Consulting agreements:

In February 2006, FFFC entered into a consulting agreement with a financial advisor (a former officer of the Company) to provide assistance to FFFC in the placement of debt or equity financing with prospective investors. The term of the agreement is for three years, but can be terminated at any time by either party with 60 days notice. The advisor is to be compensated if the advisor is successful in completing a debt or equity financing for or on behalf of FFFC. In March 2006, the financial advisor assisted FFFC in restructuring $4,137,061 of investor notes and placing an additional $225,000 of debt. Pursuant to the agreement, the advisor was paid $134,972 and received 30,120 shares of Equitex common stock, valued at $152,407, which was included in general and administrative expenses for the three months ended March 31, 2006.

Lastly, the advisor received warrants to purchase up to 436,206 shares of FFFC’s common stock at an exercise price of $1.00 per share. The warrants were valued at $355,000 based upon the Black-Scholes option-pricing model which was included in selling, general and administrative expense for the three months ended March 31, 2006.

In conjunction with the Asset Sale, a FFFC officer signed a five-year non-compete agreement with the buyer and also signed a release, waiving his right to any future commissions that he was previously entitled to. The Company agreed to compensate the officer $100,800 annually, over the five-year term of the non-compete agreement. Such compensation is to be applied to reduce the loan and interest receivable from the officer. If the officer breaches his non-compete agreement, the officer is no longer entitled to compensation and will be liable for any amount remaining on the loan. Accordingly, during the three months ended March 31, 2006, interest receivable was reduced by $16,800.

6. Redeemable preferred stock:

Series K convertible preferred stock:

In August 2005, the Company issued 3,055 shares of 6% Series K convertible preferred stock (the “Series K Preferred Stock”) along with warrants to purchase 175,000 shares of common stock in exchange for all outstanding shares of Series G and I preferred stock. The Company reduced the carrying value of the Series K preferred stock by the relative fair value of the warrants ($355,000), which was based on the Black-Scholes option-pricing model, with an offset to additional paid-in capital. The Series K Preferred Stock is convertible at the holder’s option at any time through June 2009 into shares of the Company’s common stock at a conversion price equal to the lesser of (i) $2.75 per share and (ii) 65% of the 5 day average closing bid price of the Company’s common stock as specified in the agreement, provided that the percentage of the 5 day average closing bid price shall increase to 75% upon the occurrence of certain events. The holder of each share of the

EQUITEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2006 and 2005 (UNAUDITED)

6. Redeemable preferred stock (continued):

Series K convertible preferred stock (continued):

Series K preferred stock is entitled to cumulative dividends at 6% per annum, payable quarterly, with an 18% dividend default rate. Dividends are payable in cash or shares (at market value) of the Company’s common stock. The beneficial conversion feature was valued at $2,277,000 using the effective conversion price. As a result, the Company reduced the carrying value of the Series K Preferred Stock for this amount with an offset to additional paid-in capital. The warrants and beneficial conversion feature are being accreted over the four-year term of the Series K Preferred Stock, and as a result, loss applicable to common stockholders was increased by $164,500 for the three months ended March 31, 2006. Additionally, during the three months ended March 31, 2006, based on the conversion of 711 shares of Series K since inception, the Company accreted an additional $523,000, with an offset to additional paid-in capital.

In the event the common stock of the Company achieves certain benchmarks, the Series K Preferred Stock is redeemable by the Company at a redemption price of $1,350 per share plus accrued and unpaid dividends. In the event the holders do not elect to convert the Series K Preferred Stock during the conversion period, the Series K Preferred Stock is required to be redeemed by the Company at stated value plus accrued unpaid dividends. Due to the terms and conditions of the Series K Preferred Stock, which may require redemption which is outside the control of the Company, the Series K Preferred Stock is not included in stockholders’ equity at March 31, 2006. During the three months ended March 31, 2006, 200 shares of the Series K Preferred Stock, plus cumulative unpaid dividends of $5,806, were converted into 73,859 shares of common stock, at a conversion price of $2.75 for the 200 shares of Series K Preferred Stock and $5.13 for the unpaid dividends.

7. Stockholders’ equity:

Notes, interest and stock subscription receivable:

At March 31, 2006, notes and interest receivable from an officer of Chex of $530,202 are presented as a reduction in stockholders’ equity based on management’s evaluation of repayment intentions. The notes are due on demand and the Company is no longer accruing interest on these notes due to uncertainty as to collection. The notes are collateralized by unregistered shares of the Company’s common stock. Pursuant to the consulting agreement between FFFC and the officer, all compensation earned under the agreement will be applied to these receivables.

In addition, at March 31, 2006, $135,000 is presented as a stock subscription receivable related to $25,000 shares of FFFC common stock that were issued to convertible noteholders.

Issuances of common stock:

During the three months ended March 31, 2006, the Company issued 130,845 shares of common stock valued at $659,014 as payment on long-term debt and accrued interest of $558,719. The stock was issued at 85% of market value and accordingly, the Company recorded additional expense of $98,987 during the three months ended March 31, 2006.

During the three months ended March 31, 2006, the Company issued 62,793 shares of its common stock to third parties in consideration of convertible promissory notes and accrued and unpaid interest aggregations of $256,900. The stock issued was valued at $320,949 (20% discount to the ten day average market price prior to the conversion) and accordingly, the Company has included $64,049 in additional interest expense for the three months ended March 31, 2006.

During the three months ended March 31, 2006, the Company issued 90,247 shares of common stock valued at $446,525 to satisfy liabilities of FFFC. The stock was issued at 85% of market value, and accordingly, the Company recorded an additional expense of $65,663.

During the three months ended March 31, 2006, the Company issued 2,975 shares of common stock valued at $15,265 in consideration of not meeting the due date on a promissory note. The $15,625 is included in interest expense for the three months ended March 31, 2006.

EQUITEX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2006 and 2005 (UNAUDITED)

7. Stockholders’ equity (continued):

Treasury stock transactions:

In March 2006, the Company issued 1,200,000 shares of its common stock to FFFC in satisfaction of $6,144,000 in notes, advances and interest payable that Equitex and its majority-owned subsidiary owed FFFC and Chex.

Warrants:

During the three months ended March 31, 2006, the Company issued warrants to noteholders to purchase 55,000 shares of the Company’s common stock for a period of three years at an exercise price of $4.71. The market prices as of the date of the issuances ranged from $4.86 to $5.15. These warrants were valued at $194,130 based on the Black-Scholes option pricing model and are included in corporate general, selling and administrative expense for the three months ended March 31, 2006.

In March 2006, the Company issued warrants (to FFFC convertible noteholders as part of a settlement) to purchase 42,182 shares of the Company’s common stock for a period of three years at an exercise price of $5.10 per share (the market price of the common stock on the date the terms of the settlement were reached). These warrants were valued at $147,764 based on the Black-Scholes option pricing model and are included in interest expense for the three months ended March 31, 2006.

Also in March 2006, in conjunction with the HPI acquisition, the Company issued warrants to purchase 1,600,000 shares of the Company’s commons tock for a one year period, at an exercise price of $3.00 per share. The warrants were valued at $4,246,400 based on the Black-Scholes option pricing model and are included as part of the purchase price of HPI.

8. Income taxes:

Income tax expense for the three months ended March 31, 2006, was $313,000. This amount is primarily related to income taxes recorded as a result of the Asset Sale in January 2006.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT MAY CONTAIN CERTAIN “FORWARD-LOOKING” STATEMENTS AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 OR BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE COMPANY’S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE COMPANY’S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AMOUNTS RECEIVABLE FROM NET FIRST NATIONAL BANK, AND FUTURE OPERATIONAL PLANS, FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS “MAY”, “WILL”, “EXPECT”, “BELIEVE”, “ANTICIPATE”, “INTENT”, “COULD”, “ESTIMATE”, “MIGHT”, OR “CONTINUE” OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE COMPANY’S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON THE VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO THE COMPANY’S OPERATIONS, MERGERS OR ACQUISITIONS, GOVERNMENTAL REGULATION, THE VALUE OF THE COMPANY’S ASSETS AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER COMPANY FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

GENERAL

Equitex, Inc. (the “Company”) is a holding company, and through January 31, 2006, operated primarily through its majority-owned subsidiary FastFunds Financial Corporation (“FFFC”). As disclosed in the December 31, 2005 Form 10-K, Equitex and FFFC also have several other non-operating wholly-owned subsidiaries. As of March 31, 2006, Equitex owns and controls 81% of FFFC’s outstanding common stock.

FFFC’s wholly-owned subsidiary Chex Services, Inc. (“Chex”), a Minnesota corporation, provided financial services prior to the sale of substantially all of Chex’s assets, which primarily consisted of check cashing, automated tell machine (ATM) access, and credit card advances to customers primarily at Native American owned casinos and gaming establishments (the “Asset Sale”).

The Asset Sale is discussed below. As a result of the Asset Sale, the operations of FFFC are presented retroactively as discontinued operations, and all of its operating assets, including liabilities, are presented as assets and liabilities of discontinued operations.

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2005, 2004 and 2003. The financial results presented for the three months ended March 31, 2006 and 2005 are those of FastFunds Financial Corporation (“FFFC”), Key Financial Systems, Inc. (“Key”), Nova Financial Systems, Inc. (“Nova”) and Denaris Corporation (“Denaris”), on a consolidated basis with those of Equitex, Inc. and since March 14, 2006, Hydrogen Power, Inc. FFFC sold substantially all of its assets in January 2006 and Key ceased “run-off” operations in the fourth quarter of 2003, accordingly, FFFC’s and Key’s results for both periods are presented in a one-line presentation and are included in “income (loss) from discontinued operations”.

Business acquisition:

Acquisition of HPI:

On February 28, 2006, the Company held a special meeting of its shareholders. At that meeting the shareholders approved and authorized the acquisition of Hydrogen Power, Inc. (“HPI”), as well as certain related common stock issuances. The acquisition, which management has accounted for as a purchase, closed on March 14, 2006.

Per the terms of the merger agreement, as amended, the Company issued to the former shareholders of HPI 2,338,990 shares of its common stock and has reserved 132,122 shares of its common stock to be issued upon exercise of options to purchase 1,550,000 shares of HPI common stock outstanding immediately prior to the time of the merger. The shares were valued at $9,909,159 which is based upon the quoted market price of the Company’s common stock on July 6, 2005 ($4.01 per share), the date the terms of the merger agreement were agreed to by the Company and HPI’s shareholders.

Pursuant to a Share Exchange Agreement dated December 5, 2005 with a shareholder of HPI, Aton Select Fund Limited (“Aton”), prior to the effective time of the merger, Equitex issued 700,000 shares of its common stock in exchange for 850,000 shares of HPI common stock held by Aton. These shares were valued at $2,526,300, a 10% discount to the July 6, 2005 market price. The Share Agreement was contemplated in the merger agreement, and accordingly, the total shares issued or reserved to HPI shareholders were 3,171,112, or approximately 29% of the Company’s common stock outstanding at the time of the merger.

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

In addition, the Company issued warrants to purchase up to 1,600,000 shares of Equitex common stock at an exercise price of $3.00 per share in exchange for all outstanding warrants of HPI at the date of merger. The warrants are exercisable for the remainder of the unexpired term of the original HPI warrants through February 2007. The warrants were valued at $4,246,400 based on the Black-Scholes option pricing model.

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

Under the terms of the Merger Agreement, the Company agreed to utilize the first $10 million of the net proceeds received from the Asset Sale towards the exploitation and commercialization of HPI’s intellectual property. As a condition to close, the Company was required to make a $5 million contribution (of a total required contribution of $10 million) to capital of HPI, which proceeds were transferred to HPI at closing. The remaining $5 million contribution has not yet been made. On March 14, 2006, the Company and FFFC entered into a Secured Promissory Note (the “Note”), a Stock Pledge Agreement (the “Pledge”) and a Profit Participation Agreement through which FFFC loaned the Company $5 million. The Note is due March 14, 2007, and accrues interest at 10% per annum. Pursuant to the Pledge, the Company has pledged all of its shares of HPI to FFFC to guarantee payment of the Note. Additionally, the parties executed the Profit Participation Agreement, whereby the Company granted to FFFC a net profit interest, as defined in the loan documents, in the amount of 10% of the net profit derived from the operations of HPI during the period the Note is outstanding.

In May 2005, the Company entered into an agreement to acquire 100% of Digitel Network Corporation (“Digitel”), and National Business Communications, Inc. (“NBC”). Digitel’s wholly-owned subsidiaries are Platinum Benefit Group, Inc., Personal Voice, Inc. and Private Voice, Inc. Digitel, NBC and their subsidiaries (collectively the “Companies”), all of which are based in Clearwater, Florida. The Companies design, develop and market stored value card programs as well as personal voice mail products through their call center operations. In conjunction with their stored value card products, the Companies offer the Platinum Benefit Group premium service that includes vehicle roadside assistance, a prescription discount program, a dental care discount program, a registered nurse hotline and a family legal plan. The Companies also offer personal voice mail services through Personal Voice, Inc. and Private Voice, Inc. Finalization of this transaction is subject to completion of the schedules, exhibits and related contracts to the agreement, board of director approval, negotiation of certain promissory notes and any applicable stockholder approvals. Currently, the purchase price per the terms of the to-be-finalized agreement is $8.5 million; $5 million cash due at closing and two, $1.750 million promissory notes.

SALE OF FFFC ASSETS

On December 22, 2005, FFFC and Chex entered into an Asset Purchase Agreement (the “APA”) with Game Financial Corporation (“Game”), pursuant to which FFFC and Chex agreed to sell substantially all of its cash access contracts and certain related assets, which represented substantially all the assets of Chex and FFFC.

On January 31, 2006, FFFC and Chex completed the Asset Sale for $14 million pursuant to the APA and received cash proceeds of $13,710,630 ($12,712,784 after certain transactions related costs) and realized a pre-tax book gain of approximately $4 million.

NASDAQ DELISTING

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

In anticipation of compliance with Rule 4340(a), the Company filed an initial listing application with The Nasdaq Stock Market on March 9, 2006, prior to closing our transaction with HPI. Additionally, pending Nasdaq’s review of the initial listing application on March 23, 2006, the Company has exercised its right to appeal the delisting of its securities by The Nasdaq Stock Market to a Listing Qualifications Panel (the “Panel”) pursuant to the procedures set forth in The Nasdaq Marketplace Rule 4800 Series. A hearing before the Panel was held on April 20, 2006, at which time the Panel granted our request to remain listed through May 31, 2006, while Nasdaq staff complete its review of our application for initial listing on the Nasdaq Capital Market. On May 19, 2006, the Company withdrew the listing application and accordingly, its securities will cease trading on Nasdaq beginning May 23, 2006, and the Company will immediately begin trading on the Over the Counter Pink Sheets. The Company came to believe that its application would not be approved and as a result is choosing to immediately seek to apply for trading on the Over the Counter (“OTC”) Bulletin Board and concurrently will pursue alternative listings.

LIQUIDITY AND CAPITAL RESOURCES

On December 22, 2005, FastFunds and Chex entered into an Asset Purchase Agreement (the “APA”) with Game Financial Corporation (“Game”), pursuant to which FastFunds an Chex agreed to sell substantially all of their cash access contracts and certain related assets, which represent substantially all the assets of Chex (the “Asset Sale”). Such assets also represent substantially all of the operating assets of FastFunds on a consolidated basis. On January 31, 2006, FastFunds and Chex completed the Asset Sale for $14 million pursuant to the APA and received net cash proceeds of $13,710,630 ($12,712,784 after adjustments for certain transaction related expenses and liabilities assumed by Game).

Additionally, FastFunds and Chex entered into a Transition Services Agreement (the “TSA”) with Game pursuant to which FastFunds and Chex agreed to provide certain transitional services to Game for the cash-access financial services business. Pursuant to the TSA, FastFunds and Chex are to provide the necessary services for a minimum of three months and Game will pay FastFunds $150,000 per month. Equitex agreed to serve as a guarantor of FastFunds’ and Chex’s performance obligations under the TSA. The TSA terminated May 19, 2006.

In September 2005, Equitex issued an aggregate of $1,500,000 of additional convertible promissory notes to the Lenders. The notes bear interest at 10% and have a 24-month term. Interest only payments are due October 2005 through December 2005 and beginning in January 2006 monthly principal and interest payments of $78,157 will be due over the remaining 21-month term. In addition to the Collateral described in the Whitebox Notes above, the Company pledged its shares of FFFC common stock. The principal balance of the notes, with accrued interest, is convertible at the option of the lender, at a conversion price of $5.50 (the market value of Equitex’s common stock at the date the notes were issued was $5.66). This resulted in a beneficial conversion feature valued at $330,000 using the effective conversion price. The Company reduced the carrying value of the notes for this amount, with an offset to paid-in capital. Equitex has the right, subject to certain limitations, to make any monthly payment of principal and interest in shares of its common stock. The common stock is to be issued based on 85% of the average bid price for 20 trading days prior to the payment due date. The Lenders also received warrants to purchase up to 125,000 shares of common stock at $6.00 per share for a five-year period. The proceeds from the notes have been allocated between the estimated fair value of the warrants ($286,000) and the notes based on their relative fair values. As a result, the Company recorded the value of the warrants as a discount to the notes. The warrants and beneficial conversion features are being amortized over the 24-month term of the Notes and accordingly, $38,142 has been recorded as additional interest expense for the three months ended March 31, 2006. In connection with the Pandora Notes, Equitex paid a 3% origination fee and $20,000 in closing costs. These costs were recorded by the Company as deferred loan costs and are being amortized over the 24-month term of the notes. Accordingly, $8,125 was expensed for the three months ended March 31, 2006.

In September 2005, Equitex issued an aggregate of $454,000 and $200,000 of promissory notes to related parties and third parties, respectively. The third party promissory notes bear interest at 6% per annum and have a 120-day term. The third party note holders also received warrants to purchase up to 100,000 shares of Equitex common stock at an exercise price of $4.71 for a three-year period. The proceeds from the notes have been allocated between the estimated fair value of the warrants ($127,000) and the notes based on their relative fair values. As a result, the Company recorded the value of the warrants as a discount to the notes and is amortizing the cost over the 120-day term of the notes. Accordingly, $19,706 has been included in interest expense for the three months ended March 31, 2006. The related party notes were originally 90-day notes bearing interest rates ranging from 22% to 24% per annum and also required an origination fee of between 5 ½% to 6% to be paid along with principal and accrued interest on the due date. In September 2005, Equitex initiated an assignment of these notes to a corporation that is owned by a director of the Company in exchange for a promissory note to this corporation that is due December 9, 2005, and which bears annual interest at 10%. The Company paid the related party notes in February 2006.

For the three months ended March 31, 2006, net cash used in operating activities from continuing operations was $1,972,618 compared to $203,825 for the three months ended March 31, 2005. The net loss for the three months ended March 31, 2006 decreased to $42,193 from $1,856,993 for the three months ended March 31, 2005. The decrease in net loss was primarily attributable to the gain on the Asset Sale of $4,145,835. That gain was offset by increases in losses from operations of FFFC of approximately $916,000, increase in deferred income taxes of $1,333,000 (including $1,020,000 in discontinued operations) and an increase in interest expense of approximately $300,000. Adjustments to the current period’s results included non-cash expenses of $2,947,763, significantly comprised of $1,333,000 of deferred income taxes, $514,510 of expenses related to stock and warrant issuances, $744,209 for depreciation and amortization and $75,000 for an increase to allowance on a note receivable.

Net cash provided by investing activities from continuing operations for the three months ended March 31, 2006 was $14,922,782 compared to cash used in investing activities of $82,326 for the three months ended March 31, 2005. Net cash used in 2006 investing activities was primarily attributable to the net proceeds of $12,712,784 from the Asset Sale and $2,203,121 cash acquired in the HPI acquisition.

Net cash used in financing activities for the three months ended March 31, 2006 was $8,869,499 compared to cash provided by financing activities for the three months ended March 31, 2005 of $269,090. The significant activity for the three months ended March 31, 2006 included the receipt of $565,000 from the issuances of notes payable. In addition, the Company repaid $8,347,595 of notes payable from the proceeds of the Asset Sale. The significant activity for the three months ended March 31, 2005, included the Company receiving proceeds of $603,000 upon the issuance of notes payable, receiving $243,833 upon the sale of 82,308 shares of treasury stock by Chex and proceeds received of $371,624 upon the exercise of options and warrants. These proceeds were used for the repayment of notes payable of $945,364.

For the three months ended March 31, 2006, net cash increased by $4,080,665 compared to a decrease of $16,265 for the three months ended March 31, 2005. Ending cash at March 31, 2006, was $12,487,459 compared to $8,373,421 at March 31, 2005. The cash balances include cash included in discontinued operations of $6,169,261 and $8,332,737 at March 31, 2006 and 2005, respectively.

RESULTS OF OPERATIONS

Financial statements for the three months ended March 31, 2006 and 2005 report the Registrant’s FastFunds Financial Corporation and Key Financial Systems subsidiaries as discontinued operations.

REVENUES

Consolidated revenues from continuing operations, which consist of credit card income on Nova's remaining portfolio, for the three months ended March 31, 2006, were $36,289 compared to consolidated revenues of $72,804 for the three months ended March 31, 2005.

CORPORATE SELLING, GENERAL AND ADMINISTRATIVE

Corporate expenses include those of Equitex, Denaris, Nova and as of March 14, 2006, HPI. Total corporate activity expenses for the three months ended March 31, 2006 and 2005 were comprised as follows:

	2006	2005

Employee costs	$144,019	$144,965
Accounting and legal	100,323	227,954
Impairment of notes receivable	75,000	120,000
Warrant costs	194,130
Other	354,754	123,431

	$868,226	$616,350

Employee costs for the three months ended March 31, 2006 decreased by $946 from the three months ended March 31, 2005. Included in the 2006 period are costs of $37,727 related to HPI. The 2005 costs include $32,710 of officer’s bonus. Accounting and legal expense decreased by $127,631 for the three months ended March 31, 2006 compared to March 31, 2005. The decrease was primarily attributable to expenses incurred in the 2005 period related to legal expenses associated with the lawsuit against iGames, as well as defending claims made against the Company by iGames. The lawsuits have been settled and the Company anticipates no further expenses associated with the settlement.

During the three months ended March 31, 2006, the Company increased the allowance related to notes receivable from Equitex 2000, Inc. by $75,000, compared to an increase of $120,000 for the three months ended March 31, 2005.

During the three months ended March 31, 2006, the Company recognized an expense of $194,130 for the issuance of warrants to noteholders of the Company. Other expenses for the three months ended March 31, 2006 and 2005 include the general operating costs of Equitex, Denaris, Nova and from March 14, 2006, HPI.

OTHER INCOME (EXPENSE):

Consolidated other expenses for the three months ended March 31, 2006 was $406,462 compared to other expense of $93,812 for the three months ended March 31, 2005. Interest expense increased by $301,206 for the three months ended March 31, 2006 compared to March 31, 2005. The increase was primarily attributable to the increase in non-cash interest expense of approximately $230,000. Interest income decreased by $11,444 for the three months ended March 31, 2006 compared to March 31, 2005.

DISCONTINUED OPERATIONS

Discontinued operations represent the operations of FastFunds and Key. The gain from discontinued operations was $1,509,206 for the three months ended March 31, 2006, compared to a loss of $1,219,635 for the three months ended March 31, 2005.

The results were comprised of as follows:

	2006	2005

FastFunds	$1,509,733	(1,217,035)
Key	(527)	(2,600)

	$1,509,206	$(1,219,635)

The results of FastFunds for the three months ended March 31, 2006 and 2005 are as follows:

	2006	2005

Revenues	$2,011,956	$4,414,143
Location expenses	(1,233,170)	(3,242,739)
Location support expenses	(1,958,151)	(1,435,179)
Other expenses	(428,737)	(945,260)
Gain on Asset Sale	4,145,835
Income tax expense	(1,028,000)	(8,000)

Gain (loss) from discontinued operations	$1,509,733	$(1,217,035)

INCOME TAX EXPENSE

Income tax expense for the three months ended March 31, 2006 was $313,000, and is primarily related to the income taxes as a result of the Asset Sale in January 2006.

CONTRACTUAL OBLIGATIONS

There were no new material contractual obligations during the quarter ended March 31, 2006.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payment, which addresses the accounting for share-based compensation transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. The Company adopted SFAS No. 123(R) on January 1, 2006. The adoption of this standard did not have an impact on the Company’s results of operations as no options were issued during the quarter ended March 31, 2006 and all options outstanding prior to the adoption of SFAS 123(R) by the Company very fully-vested. Depending on the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company’s financial position and results of operations.

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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt. The Company has both fixed and variable rate debt, as follows:

	March 31,		December 31,
Contractual obligation	2006		2005	Interest rate

Notes payable (1)	$4,787,061	(2)	$11,301,497	Fixed 9% - 15%
Convertible promissory notes	3,869,565		4,690,656	Fixed 7%
Convertible promissory notes	500,000	(2)	1,362,500	Fixed 5% - 10%
Notes payable, officers	144,036		614,695	Fixed 8% - 10%
Notes payable, other	265,000		200,000	Fixed 6%
Operating lease obligations			84,247	Fixed 6.5% - 7%

Debt outstanding, before note discounts	$9,565,662		$18,253,595

(1)	Notes are unsecured, mature in March 2007.
(2)	Included in liabilities as discontinued operations.

Amounts above exclude discounts recorded on the face value of the related debt. As most of the Company’s average outstanding indebtedness is renewed annually and carries a fixed rate of interest, a change in interest rates is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company during the year ending December 31, 2006.

ITEM 4.
DISCLOSURE CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the last day of the period of the accompanying financial statements. Based on that review and evaluation, management has concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective. There have been no changes in the Company’s internal controls over financial reporting identified in connection with such evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Nevertheless, we have limited Company resources devoted to financial reporting.  The Company is currently evaluating its accounting resources needed to accommodate future non-routine, complex accounting issues.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

On March 9, 2006, the Company converted $130,861 in debts payable by the Company’s subsidiary, FastFunds Financial Corporation, into 30,120 shares of the Company's $0.01 par value common stock at a conversion price of $4.34 per share.

On March 21, 2006, the Company converted $256,899 in notes and interest payable 62,793 shares of the Company's $0.01 par value common stock at a conversion price of $4.09 per share.

On March 31, 2006, the Company converted $15,295 in fees into 2,975 shares of the Company's $0.01 par value common stock at a conversion price of $5.14 per share.

On April 14, 2006 we sold 60,000 units, each unit consisting of one share of common stock and one three-year warrant to purchase an additional share of common stock at an exercise price of $5.00 per share. The purchase price per unit was $4.00, and resulted in aggregate proceeds of $240,000.

Equitex offered and sold the securities in reliance on an exemption from federal registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The Company relied on this exemption and rule based on the fact that there were a limited number of investors, all of whom were accredited investors and (i) either alone or through a purchaser representative, had knowledge and experience in financial and business matters such that each was capable of evaluating the risks of the investment, and (ii) we had obtained subscription agreements from such investors indicating that they were purchasing for investment purposes only. The securities were not registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The disclosure contained herein does not constitute an offer to sell or a solicitation of an offer to buy any securities of the Company, and is made only as permitted by Rule 135c under the Securities Act.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders
On February 28, 2006, we held a special meeting of stockholders at which the following two proposals were presented and voted upon at the meeting, and approved by our stockholders, with the votes cast as follows:

To approve a Merger Agreement with Hydrogen Power, Inc., the merger transaction and other transactions contemplated by the Merger Agreement:

For	Against	Abstain
4,711,852	95,866	11,359

To approve Equitex’s issuance of common stock (and securities convertible into common stock) in ther merger (together with certain related securities issuances):

For	Against	Abstain
4,710,283	97,344	11,450

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equitex, Inc.
(Registrant)

Date: May 22, 2006	By: /s/ Henry Fong
Henry Fong
President, Treasurer and
Chief Financial Officer