Form 10-Q
period 2006-06-30
HYDROGEN POWER INTERNATIONAL INC
filed 2006-08-21
CIK 716101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to__________

Commission File No. 0-12374

HYDROGEN POWER INTERNATIONAL, INC.
(Formerly known as Equitex, Inc.)
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

Number of shares of common stock outstanding at August 21, 2006: 12,772,679

HYDROGEN POWER INTERNATIONAL, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EQUITEX, INC.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Hydrogen Power International, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Hydrogen Power International, Inc. (formerly known as Equitex, Inc. ) and subsidiaries as of June 30, 2006, the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2006 and 2005, the related condensed consolidated statement of changes in stockholders’ equity for the six-month period ended June 30, 2006, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Hydrogen Power International, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated April 10, 2006 (which includes an explanatory paragraph stating that on January 31, 2006 FastFunds Financial Corporation, a majority-owned subsidiary of the Company, sold substantially all the assets of its wholly-owned subsidiary Chex Services, Inc. This subsidiary conducted most of the Company’s business operations and is presented as discontinued operations in the accompanying consolidated financial statements. In addition, on March 14, 2006, the Company acquired Hydrogen Power, Inc.) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ GHP HORWATH, P.C.

Denver, Colorado
August 18, 2006

HYDROGEN POWER INTERNATIONAL, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EQUITEX, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$5,967,976	$133,541
Assets of discontinued operations (including cash of $3,124,105) (Note 2)	3,381,554
Receivables, net	264,346	252,089
Prepaid expenses and other	69,950	33,202
Investment in Hydrogen Power, Inc. (Note 1)		2,526,300
Assets held for sale (Note 2)		21,997,466

Total current assets	9,683,826	24,942,598

Notes and interest receivable, net, including related parties of $176,333 (2006)
and $381,136 (2005) (Note 3)	426,333	3,899,526
Property, equipment and leaseholds, net	90,213	52,178
Intangible and other assets, net (Note 1)	19,743,018	638,846

	20,259,564	4,590,550

	$29,943,390	$29,533,148

(Continued)

HYDROGEN POWER INTERNATIONAL, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EQUITEX, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30,	December 31,
	2006	2005
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Checks issued in excess of cash in bank		$1,105,379
Accounts payable	$1,251,603	768,189
Accrued expenses and other liabilities, including related party accruals of
$576,005 (2006) and $410,000 (2005) (Note 5)	1,687,253	3,043,543
Convertible and other promissory notes and current portion of long-term debt,
including related party notes of $73,823 (2006) and $614,695 (2005) (Note 4)	2,289,754	15,275,386
Liabilities of discontinued operations (Note 2)	5,384,788	513,395
Liabilities associated with assets held for sale (Note 2)		154,047

Total current liabilities	10,613,398	20,859,939

Long-term debt, net of current portion (Note 4)	922,015	2,108,423
Liabilities associated with assets held for sale		2,867,000

	922,015	4,975,423

	11,535,413	25,835,362
Commitments and contingencies (Notes 4, 5 and 6)

Redeemable preferred stock (Note 6):
Series K, 6% stated value $1,000 per share; 3,100 shares authorized;
2,344 (2006) and 2,544 (2005) shares issued and outstanding, net of
discount of $1,560,700 (2006) and $2,412,700 (2005)	783,300	131,300

Stockholders' equity (Note 7):
Preferred stock, Series L convertible; $0.01 par value; 300,000 shares authorized, issued
and outstanding (2006); liquidation preference $3,000	3,000	-
Common stock, $0.01 par value; 50,000,000 shares authorized; 12,772,986
(2006) and 8,495,849 (2005) issued; 11,521,391 shares (2006) and
8,486,112 shares (2005) outstanding	127,730	84,958
Common stock to be issued	1,321
Notes, interest and stock subscription receivable	(505,366)	(682,002)
Additional paid-in capital	55,483,081	32,020,956
Accumulated deficit	(31,019,848)	(27,728,484)
Less treasury stock at cost; 1,251,595 shares (2006) and 9,737 shares (2005)	(6,465,241)	(128,942)

Total stockholders' equity	17,624,677	3,566,486

	$29,943,390	$29,533,148

See notes to condensed consolidated financial statements.

HYDROGEN POWER INTERNATIONAL, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EQUITEX, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Credit card income, net of provision for losses	$31,079	$45,774	$67,368	$118,578
Corporate selling, general and administrative	1,522,813	2,409,041	2,391,039	3,025,391

Loss from operations	(1,491,734)	(2,363,267)	(2,323,671)	(2,906,813)

Other income (expense):
Interest income, including related party interest of $0 and $19,799
for the three and six months (2005)	56,789		65,142	19,797
Interest expense, including related party interest for the
three months of $2,102 (2006) and $1,796 (2005) and
$9,492 (2006) and $4,147 (2005) for the six months	(292,105)	(80,378)	(706,920)	(193,987)

	(235,316)	(80,378)	(641,778)	(174,190)

Loss from continuing operations before income taxes	(1,727,050)	(2,443,645)	(2,965,449)	(3,081,003)
Income tax expense (Note 8)	(424,000)		(737,000)

Loss from continuing operations	(2,151,050)	(2,443,645)	(3,702,449)	(3,081,003)
(Loss) gain from discontinued operations, net of income taxes
(Note 2)	(1,098,121)	(1,383,298)	411,085	(2,602,933)

Net loss	(3,249,171)	(3,826,943)	(3,291,364)	(5,683,936)

Accretion of preferred stock (Note 6)	(164,500)		(852,000)
Deemed preferred stock dividends (Note 6)	(35,200)	(57,830)	(73,000)	(113,200)

Net loss applicable to common stockholders	$(3,448,871)	$(3,884,773)	$(4,216,364)	$(5,797,136)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.20)	$(0.39)	$(0.45)	$(0.53)
(Loss) income from discontinued operations	(0.10)	(0.22)	0.04	(0.42)

Basic and diluted net loss per share	$(0.30)	$(0.61)	$(0.41)	$(0.95)

Weighted average number of common shares outstanding:
Basic and diluted	11,421,344	6,365,980	10,226,022	6,130,183

See notes to condensed consolidated financial statements.

HYDROGEN POWER INTERNATIONAL, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EQUITEX, INC.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

								Notes, interest
					Common	Additional	Common	and stock		Total
	Preferred Stock		Common stock		stock to be	paid-in	treasury	subscription	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	issued	capital	stock	receivable	deficit	equity

Balances, January 1, 2006			8,495,849	$84,958		$32,020,956	$(128,942)	$(682,002)	$(27,728,484)	$3,566,486

Issuance of preferred stock, common stock,
warrants and stock to be issued
to shareholders of HPI (Note 1)	300,000	$3,000	2,338,990	23,390	$1,321	14,127,848				14,155,559

Issuance of common stock to subsidiary in satisfaction
of amounts owed (Notes 1 and 7)			1,200,000	12,000		6,132,000	(6,144,000)			-

Non-cash compensation expense (Note 5)								42,000		42,000

Conversion of Series K preferred stock to common stock
(Note 6)			73,859	739		199,261				200,000

Accretion of Series K preferred stock (Note 6)						(852,000)				(852,000)

Issuance of common stock in consideration of extensions
on notes payable (Note 7)			8,878	89		33,126				33,215

Issuance of common stock in satisfaction of note payable,
long-term debt and accrued interest (Notes 4 and 7)			282,983	2,830		1,371,546				1,374,376

Write-off of stock subscription receivable (Note 7)								135,000		135,000

Increase in advances receivable								(364)		(364)

Issuance of warrants to noteholders (including $73,882
for subsidiary noteholders) (Note 7)						291,357				291,357

Extension of warrant expiration (Note 7)						12,632				12,632

Issuance of common stock and warrants under private
placement (Note 7)			60,000	600		239,400				240,000

Purchase by subsidiary of 41,858 shares of common stock
(Note 7)							(192,299)			(192,299)

Issuance of common stock in satisfaction of subsidiary
liabilites (Notes 4 and 7)			312,427	3,124		1,525,555				1,528,679

Issuance and repricing of subsidiary warrants (Notes 4 and 5)						381,400				381,400

Net loss									(3,291,364)	(3,291,364)

Balances, June 30, 2006	300,000	$3,000	12,772,986	$127,730	$1,321	$55,483,081	$(6,465,241)	$(505,366)	$(31,019,848)	$17,624,677

See notes to condensed consolidated financial statements.

HYDROGEN POWER INTERNATIONAL, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EQUITEX, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

	2006	2005

Cash flow used in operating activities from operating activities:
Net loss	$(3,291,364)	$(5,683,936)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of assets (Note 1)	(4,145,835)
Provision for losses on notes and interest receivable, including bad debt expense	518,392	1,811,441
Depreciation and amortization	912,012	772,332
Amortization of discounts on convertible promissory notes payable related to
beneficial conversion features		1,287,718
Amortization of discounts related to warrants attached to notes payable	241,718	30,000
Expense incurred upon issuance of stock and warrants	1,738,606
Deferred income taxes	1,333,000
Non-cash compensation expense	42,000
Changes in assets and liabilities, net of business acquisition and asset sale:
Decrease in accounts receivable	163,044	304,156
(Increase) decrease in other receivables	(2,643)	31,211
Decrease in interest receivable and other assets	20,992	44,858
Increase (decrease) in due to credit card holders	4,213	(23,973)
(Decrease) increase in accounts payable and accrued liabilities	(1,275,784)	351,374

Total adjustments	(450,285)	4,609,117

Net cash used in operating activities	(3,741,649)	(1,074,819)

Cash flows from investing activites:
Cash acquired in business acquisition of HPI (Note 1)	2,203,121
Net (increase) decrease in credit card receivables	(9,824)	890
Purchase of furniture, fixtures and equipment	(35,695)	(279,122)
Issuances of notes receivable		(11,073)
Repayments of notes receivable, other	30,265	305,151
Proceeds received from FFFC asset sale, net of costs (Note 1)	12,712,784

Net cash provided by investing activities	14,900,651	15,846

Cash flows from financing activities:
Decrease in checks issued in excess of cash in bank	(1,080,971)
Proceeds from private placement	240,000	1,260,000
Sale of treasury stock		243,833
Purchase of treasury stock	(192,299)
Proceeds from the exercise of warrants and options		871,621
Increase in deferred loan costs		(4,000)
Borrowings of notes payable, related parties and other	635,000	1,268,000
Repayments of notes payable, related parties and other	(10,075,445)	(1,560,405)

Net cash (used in) provided by financing activities	(10,473,715)	2,079,049

(Continued)

HYDROGEN POWER INTERNATIONAL, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EQUITEX, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

	2006	2005

Increase in cash and cash equivalents	685,287	1,020,076
Cash and cash equivalents, beginning of year, including cash and cash equivalents included
in assets held for sale (2005)	8,406,794	8,389,686

Cash and cash equivalents, end of period, including cash and cash equivalents included in
assets of discontinued operations (2006)	$9,092,081	$9,409,762

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,178,010	$768,703

Cash paid for income taxes	$-	$17,906

Non-cash investing and financing activities:

Issuance of common stock in satisfaction of note payable, long-term debt, accounts payable
and accrued interest	$1,152,193	$977,367

Issuance of common stock in satisfaction of subsidiary liabilities	$730,862

Conversion of Series K preferred stock to common stock	$200,000

Issuance of common stock to subsidiary in satisfaction of amounts owed	$6,144,000

Purchase of Hydrogen Power, Inc. (Note 1)
Fair value of tangible assets acquired:
Interest receivable	$(38,339)
Prepaid and other assets	(85,681)
Property and equipment	(14,906)
Technology and sub-license agreement	(16,115,000)
Trade name	(3,380,748)
Liabilities assumed:
Accounts payable and accrued expenses	197,190
Notes payable	3,000,000
License fee payable	1,731,067
Purchase price	16,909,538

Cash acquired	$2,203,121

Return of common stock previously issued for conversion of accounts payable		$6,450

Return and retirement of subsidiary common stock in exchange for note receivable		$81,000

Cash flows from discontinued operations:
Net cash used in operating activities	$(4,692,159)	$(306,743)
Net cash provided by investing activities	12,712,784	15,846
Net cash used in financing activities	(9,928,206)	(294,530)

	$(1,907,581)	$(585,427)

See notes to condensed consolidated financial statements.

HYDROGEN POWER INTERNATIONAL, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EQUITEX, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

1. Business and organization, basis of presentation, recent events and management’s plans:

Business and organization:

Equitex, Inc., which on July 24, 2006, changed its name to Hydrogen Power International, Inc. and subsidiaries (“HPII” or the “Company”) is a holding company, and through January 31, 2006, operated primarily through its majority-owned subsidiary FastFunds Financial Corporation (“FFFC”). As disclosed in the December 31, 2005 Form 10-K, HPII and FFFC also have several other non-operating wholly-owned subsidiaries. As of June 30, 2006, HPII owns and controls 80% of FFFC’s outstanding common stock.

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

HPI has entered into a sub-license agreement with its former parent company, which gives HPI exclusive rights to use the Hydrogen Now technology developed by the University of British Columbia (“UBC”) and any improvements and to market, manufacture and distribute products using the technology in the United States, Mexico and Central and South America. The agreement also gives HPI non-exclusive rights to market and distribute products using the technology and any improvements in Canada and to use any trademarks, service marks, or logos associated with the technology in the United States, Canada, Mexico and Central and South America. The sub-license agreement is effective, with certain provisions for early termination, for as long as the underlying license agreement is in effect. The underlying license agreement is effective through the latest expiration date of the patents that are the subject of the licensed technology. At present, the latest patent expiration date is February 2021.

HPI has not generated any significant revenues since its formation in December 2003.

Basis of presentation:

The condensed consolidated interim financial statements of HPII as of June 30, 2006, and for the three and six months ended June 30, 2006 and 2005, have been prepared by the Company without audit by the Company’s independent auditors. In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of June 30, 2006, and for the periods ended June 30, 2006 and 2005, have been made. Except as described below, those adjustments consist only of normal and recurring adjustments.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (“SEC”) on April 17, 2006. The results of operations for the three and six months ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year.

HYDROGEN POWER INTERNATIONAL, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EQUITEX, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

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

The interim condensed consolidated financial statements presented herein include the financial statements of Hydrogen Power International, Inc. and its wholly-owned subsidiaries, Key Financial Systems, Inc. (“Key”) and Nova Financial Systems, Inc. (“Nova”), and HPII’s majority-owned subsidiaries, FFFC and Denaris Corporation (“Denaris”) as of June 30, 2006 and December 31, 2005, and effective March 14, 2006, its wholly-owned subsidiary, HPI. The excess of the losses for the six months ended June 30, 2006 and 2005 applicable to minority interest has been charged to the Company and therefore no minority interest is reflected in the Company’s condensed consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated in consolidation.

Recent events:

Nasdaq delisting:

On March 17, 2006, the Company received a Nasdaq Staff Determination Letter indicating that the Company failed to comply with certain requirements for continued listing set forth in Marketplace Rule 4340(a) and that the Company’s securities were subject to delisting from The Nasdaq Capital Market. In anticipation of compliance with Rule 4340(a), the Company filed an initial listing application with The Nasdaq Stock Market on March 9, 2006. Additionally, pending Nasdaq’s review of the initial listing application on March 23, 2006, the Company exercised its right to appeal the delisting of its securities by The Nasdaq Stock Market to a Listing Qualifications Panel (the “Panel”) pursuant to the procedures set forth in The Nasdaq Marketplace Rule 4800 Series. A hearing before the Panel was held on April 20, 2006, at which time the Panel granted the Company’s request to remain listed through May 31, 2006, while Nasdaq staff completed its review of the Company’s application for initial listing on the Nasdaq Capital Market. On May 19, 2006, the Company withdrew the listing application and accordingly, its securities ceased trading on Nasdaq beginning May 23, 2006, and the Company immediately began trading on the Over the Counter Pink Sheets. The Company came to believe that its application would not be approved and as a result chose to immediately seek to apply for trading on the Over the Counter (“OTC”) Bulletin Board and is currently pursuing alternative listings.

Acquisition of Hydrogen Power Inc.:

On March 14, 2006, the Company acquired all of the outstanding capital stock of HPI. The purchase price of HPI consisted of the issuance of 2,338,990 shares of the Company’s common stock and the Company has reserved 132,122 shares to be issued upon exercise of options to purchase 1,550,000 shares of HPI common stock outstanding immediately prior to the time of the merger. These shares were valued at $9,909,159 based on the market price of the Company’s common stock of $4.01 on July 6, 2005 (the date the terms of the merger agreement was agreed to by the Company and the HPI shareholders). Pursuant to a Share Exchange Agreement dated December 5, 2005 with a shareholder of HPI, prior to the effective date of the merger, the Company issued 700,000 shares of its common stock in exchange for 850,000 shares of HPI common stock. These shares were valued at $2,526,300, which represented a 10% discount to the July 6, 2005, market price. The discount was applied to recognize restrictions on the marketability of the common stock issued. Additionally, the Company recorded acquisition costs of $227,162 in connection with the transaction.

The Company also issued warrants to purchase up to 1,600,000 shares of HPII common stock at an exercise price of $3.00 per share in exchange for all outstanding warrants of HPI at the date of merger. The warrants are exercisable for the remainder of the unexpired term of the original HPI warrants through February 2007. The warrants were valued at $4,246,400 based on the Black-Scholes option pricing model.

HYDROGEN POWER INTERNATIONAL, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EQUITEX, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

1. Business and organization, basis of presentation, recent events and management’s plans (continued):

Recent events (continued):

Acquisition of Hydrogen Power Inc. (continued):

The Company also issued to the stockholders of HPI 300,000 shares of its Series L Preferred Stock (the “Preferred Stock”). The Preferred Stock is convertible into HPII common stock in three equal installments of 100,000 shares each (referred to as the L-1, L-2 and L-3 Preferred Stock, respectively), on the 180th, 270th and 360th day following closing of the merger, respectively, with each installment convertible into 40% of HPII common stock outstanding immediately prior to such conversion. The conversion of the Preferred Stock is subject to the achievement by HPI of certain performance benchmarks as defined in the Certificate of Designation of Series L Preferred Stock, the satisfaction of which is to be determined by HPII in its sole discretion. In the event all three series of Series L Preferred Stock are converted into HPII common stock, the former stockholders of HPI would own approximately 73% of HPII’s common stock on a post-transaction basis (assuming that HPII does not, prior to the conversion of the L-3 Preferred Stock, issue any additional shares of common stock other than pursuant to conversion of the Series L Preferred Stock). As of the date of this quarterly report, none of the preferred stock has been converted to common stock.

HPI is a party to an Employment Agreement executed in 2004 and amended on October 20, 2005 (the “Employment Agreement”) with Ricky Gujral, Chief Executive Officer (the “CEO”), whereby effective with the closing of the merger but relating back to October 20, 2005 in such an event, the CEO is to receive an annual base salary of $350,000. The term of the agreement is for five years and the compensation is to be reviewed annually. On October 20, 2005, HPI also entered into an Executive Severance Agreement with the CEO, whereby the CEO is entitled to a severance of two years base salary and bonus in the event of termination under certain circumstances.

The following represents the preliminary purchase price allocation at the date of the HPI acquisition:

Cash and equivalents	$2,203,121
Interest receivable	38,339
Prepaid expenses	85,681
Property, plant and equipment	14,906
Technology and sub-license agreement	16,115,000
Trade name	3,380,748
Accounts payable and accrued expenses	(197,190)
Note payable	(3,000,000)
License fee payable	(1,731,067)

$16,909,538

The purchase price allocation is not considered final as of the date of this report, as the Company, along with its independent valuation advisors are still reviewing and completing the analysis of the underlying assumptions and calculations used in the above allocation. The Company has estimated a fifteen year useful life for the technology and sub-license agreement as well as the trade name. The actual allocation of the purchase price and the resulting effect on income (loss) from operations may differ significantly from the amounts included herein.

HYDROGEN POWER INTERNATIONAL, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EQUITEX, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

1. Business and organization, basis of presentation, recent events and management’s plans (continued):

Recent events (continued):

Under the terms of the Merger Agreement, the Company agreed to utilize the first $10 million of the net proceeds received from the monetization of its holdings of the capital stock of FFFC towards the exploitation and commercialization of HPI’s intellectual property. As a condition to close, the Company was required to make a $5 million contribution of capital to HPI, which proceeds were transferred to HPI at closing. The remaining $5 million of any proceeds received from the monetization of the FFFC capital stock has not yet been made as further monetization has not occured. On March 14, 2006, the Company and FFFC entered into a Secured Promissory Note (the “Note”), a Stock Pledge Agreement (the “Pledge”) and a Profit Participation Agreement through which FFFC loaned the Company $5 million. The Note is due March 14, 2007, and accrues interest at 10% per annum. Pursuant to the Pledge, the Company has pledged all of its shares of HPI to FFFC to guarantee payment of the Note. Additionally, the parties executed the Profit Participation Agreement, whereby the Company granted to FFFC a net profit interest, as defined in the loan documents, in the amount of 10% of the net profit derived from the operations of HPI during the period the Note is outstanding.

HPII is currently negotiating the terms of an agreement and series of transactions with the management of HPI that may result in a change in control of HPII’s board of directors and effect a change in HPII’s management. In addition, the negotiations may require HPII to divest all or substantially all of its holdings of equity in FFFC and eliminate all intercompany obligations between HPII and FFFC. As of the date of this quarterly report no agreements have been reached and no assurance can be given that one will be reached.

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

Additionally, FFFC and Chex entered into a Transition Services Agreement (the “TSA”) with Game pursuant to which FFFC and Chex agreed to provide certain services to Game to ensure a smooth transition of the sale of the cash-access financial services business. Pursuant to the TSA, FFFC and Chex provided the necessary services and Game paid FFFC $150,000 per month. The TSA expired May 19, 2006, and FFFC recorded $177,500 and $477,500 of other income (included in loss from discontinued operations) pursuant to the agreement for the three and six months ended June 30, 2006.

Pro forma information:

The following pro forma information has been prepared assuming the Asset Sale and Acquisition of HPI had taken place at the beginning of each of the respective periods. The pro forma information includes adjustments to eliminate the location revenues and expenses related to the financial services that Chex provided prior to the Asset Sale and assumes a 15-year amortizable life related to the intangible assets acquired in the Acquisition of HPI. Revenues represent fees pursuant to the TSA.

The pro forma information is not necessarily indicative of the results of operations as they would have been had the transactions been consummated on the assumed date.

HYDROGEN POWER INTERNATIONAL, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EQUITEX, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

1. Business and organization, basis of presentation, recent events and management’s plans (continued):

Recent events (continued):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Revenues	$ 58,000	$ 73,000	$ 545,000	$ 596,000

Net loss	(3,684,000)	(7,955,000)	(7,463,000)	(10,127,000)

Net loss applicable to common stockholders	(3,884,000)	(8,013,000)	(8,388,000)	(10,240,000)

Basic and diluted loss per common share	(0.34)	(0.85)	(0.75)	(1.12)

Shares used in per share calculation	11,421,344	9,404,970	11,169,371	9,169,173

Issuance and receipt of FFFC common stock:

On January 30, 2006, FFFC issued 4,717,344 shares of its common stock to the Company in exchange for an outstanding note payable with accrued interest in the aggregate amount of $3,905,961. The shares were valued at $0.83, which represented a 10% discount to the closing price of $0.92 on the conversion date. As a result of this transaction, the Company’s ownership of FFFC increased to approximately 80% of FFFC’s outstanding common stock.

In March 2006, HPII issued 1,200,000 shares of its common stock to FFFC in satisfaction of $6,144,000 in notes, advances and interest payable that HPII and its majority-owned subsidiary (“Denaris”) owed FFFC and Chex.

Management’s plans:

The Company incurred a net loss of $3,291,364 for the six months ended June 30, 2006, and the loss from continuing operations was $3,702,449. Additionally, the Company incurred previous significant losses, including a net loss of $8,842,237 and $7,457,983 for the years ended December 31, 2005 and 2004, respectively. Although the net losses included certain non-cash expenses of approximately $4,786,000 (2006), $4,937,000 (2005) and $4,051,000 (2004), it was becoming increasingly difficult for the Company to continue to fund its current operations and any future growth. Additionally, due to intense competition in the market and the lack of assurance that FFFC would be able to obtain renewals of its existing casino contracts, or to obtain contracts with new customers and the FFFC’s difficulty in attracting and retaining experienced employees, the Company decided to complete the Asset Sale.

Management believes that the Asset Sale and its plans will provide sufficient resources to fund its 2006 debt payments and working capital needs, which will consist primarily of supporting the development stage operations of HPI, payment of salaries, rent and utilities for the foreseeable future, as well as allow the Company to meet its reporting compliance obligations as a SEC issuer through at least June 30, 2007.

Stock based compensation:

During the first quarter of fiscal 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 - revised 2004 (“SFAS 123R”) “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”.

HYDROGEN POWER INTERNATIONAL, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EQUITEX, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

1. Business and organization, basis of presentation, recent events and management’s plans (continued):

Stock based compensation (continued):

Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. There were no options granted for the three and six months ended June 30, 2006 and 2005, and all options granted prior to the adoption of SFAS 123(R) were fully-vested.

The Company has various stock option plans which allow the Company to grant options to purchase shares of its common stock to attract, retain and motivate employees, consultants and directors. Options are generally granted with an exercise price equal to the Company’s market price of its common stock on the date of the grant and vest immediately upon issuance. All options outstanding at June 30, 2006, are fully-vested and exercisable. A summary of each plan and their outstanding balances at June 30, 2006, is as follows:

Options outstanding	1999 Plan	2003 Plan

January 1, 2006	1,667	484,966
Expired	(1,667)
June 30, 2006	-	484,966

Weighted average exercise price	-	$5.23
Weighted average remaining life	-	2.7 years
Aggregate intrinsic value	$0	$0

2.  Discontinued operations and assets held for sale:

FFFC:

The carrying amount at June 30, 2006 and December 31, 2005, of assets and liabilities of FFFC are presented as discontinued operations at June 30, 2006, and as assets held for sale and liabilities associated with assets for sale at December 31, 2005, as follows:

ASSETS	2006	2005

Cash and cash equivalents	$3,124,105	$8,273,253
Accounts receivable		163,044
Notes and interest receivable	135,000	75,461
Property and equipment, net	18,662	1,077,802
Goodwill		5,636,000
Intangible and other assets		2,183,902
Deferred tax asset		4,200,000
Other assets	103,787	388,004

	$3,381,554	$21,997,466

HYDROGEN POWER INTERNATIONAL, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EQUITEX, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

2.  Discontinued operations and assets held for sale (continued):

FFFC (continued):

LIABILITIES	2006	2005

Checks issued in excess of cash in bank	$24,408
Accounts payable	489,373
Accrued expenses	696,551	$69,800
Notes payable to individuals	3,659,061
Capital lease obligations		84,247

	$4,869,393	$154,047

Losses from discontinued operations for the three and six months ended June 30, 2006 and 2005 of FFFC were as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Revenues	$180,426	$4,572,406	$2,192,382	$8,986,549
Operating expenses	(696,061)	(4,902,007)	(3,887,382)	(9,579,925)
Loss from operations	(515,635)	(329,601)	(1,695,905)	(593,376)
Gain on sale of assets			4,145,835
Other expenses	(1,006,486)	(1,042,929)	(1,435,223)	(1,988,189)
Income tax benefit (expense)	424,000	(8,000)	(604,000)	(16,000)

Net (loss) income	$(1,098,121)	$(1,380,530)	$411,612	$(2,597,565)

Key:

The carrying amounts of assets and liabilities of Key (presented as discontinued operations) at June 30, 2006 and December 31, 2005 are as follows:

	June 30,	December 31,
	2006	2005

Cash (included in prepaid expenses and other)	$213	$140

Accounts payable	$515,395	$513,395

Key had no revenues for the three and six months ended June 30, 2006 and 2005. Losses incurred by Key for the three and six-months ended June 30, 2006 were $0 and $527 and for the three and six-months ended June 30, 2005 were $2,768 and $5,368, respectively.

HYDROGEN POWER INTERNATIONAL, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EQUITEX, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

3. Notes and interest receivable:

Notes receivable at June 30, 2006 and December 31, 2005, consist of the following:

	2006	2005

Notes receivable, HPI [A]		$3,000,000

Notes receivable from Equitex 2000, Inc., an affiliate of the Company through common control	$1,185,870	1,190,674

Note receivable, Chex customer	336,500	336,500
Note receivable, Paymaster Jamaica	500,000	500,000

Notes receivable from various Chex employees		25,461

Notes receivable from Coast ATM, LLC	50,000	50,000
	2,072,370	5,102,635
Interest receivable, related party	95,463	158,852

Notes receivable, net of current portion, before valuation allowance	2,167,833	5,261,487
Less valuation allowance [B]	(1,606,500)	(1,286,500)

	561,333	3,974,987
Less net amount included in assets of discontinued operations (2006) and assets held for sale (2005)	(135,000)	(75,461)

Notes and interest receivable, net, long-term	$426,333	$3,899,526

[A]
In September 2005, in connection with the Merger Agreement, HPII loaned HPI $3,000,000 under a Secured Convertible Promissory Note (the “SCPN”). Interest accrues at a variable rate equal to the prime rate (6.75% per annum of the date of the SCPN) and was to mature on September 16, 2008 (the “Maturity Date”). The Company agreed to forgive payment of the $3 million plus accrued interest as a condition of closing. In March 2006, the Company accounted for the forgiveness as a contribution of capital to the Merger Sub and the proceeds were transferred to HPI at closing.

[B]	A summary of the valuation allowance is as follows:

	2006	2005

Equitex 2000, Inc.	$1,105,000	$700,000
Paymaster Jamaica	250,000	250,000
Chex customer	201,500	336,500
Coast ATM, LLC	50,000

	$1,606,500	$1,286,500

HYDROGEN POWER INTERNATIONAL, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EQUITEX, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

4. Convertible and other promissory notes and long-term debt:

Convertible and other promissory notes and long-term debt at June 30, 2006 and December 31, 2005, consist of the following:

	June 30,	December 31,
	2006	2005

Notes payable to individual investors, including related party of $100,000 (2006)	$3,659,061	$11,301,497
Notes payable to affiliates through common ownership	39,122	380,351
Convertible promissory notes, net of discount of $543,821 (2006) and $765,833 (2005) [A]	2,847,045	5,287,323
Note payable to officers	34,701	234,344
Notes payable to third parties	290,901	180,294
Obligations under capital leases		84,247
	6,870,830	17,468,056

Less amounts included in liabilities of discontinued operations (2006) and liabilities associated with assets held for sale (2005) [B]	(3,659,061)	(84,247)
Less current maturities	(2,289,754)	(15,275,386)

Long-term debt, net of current portion	$922,015	$2,108,423

[A]
For the six months ended June 30, 2006, total principal and interest due on these notes was $1,198,212. HPII paid $302,919 in cash and also issued 220,190 shares of its common stock to satisfy the amount due on these notes. The 220,190 shares of common stock were valued at $1,053,428 (based on the market value of the Company’s common stock). Therefore, the Company recorded additional interest expense of $59,152 and $158,135 for the three and six months ended June 30, 2006 related to these transactions, which represents the 15% discount to the market value of the common stock issued.

[B]
In December 2004, FFFC closed on the sale of $1,774,064 of unsecured convertible promissory notes (the “Convertible Notes”) with various note holders (the “Holders”). The Convertible Notes carried a stated interest rate of 9.5% per annum, had a 9-month original term, and were convertible at the holders’ option (including any unpaid interest) into shares of FFFC common stock at a rate of $1.00 per share for a three-year period commencing on the due date. The Holders also received warrants to purchase an aggregate of 1,774,064 shares of FFFC common stock at an exercise price of $2.00 per share. During the year ended December 31, 2005, FFFC repaid $611,564 of these Convertible Notes. Through June 30, 2006, FFFC repaid an additional $1,012,500 of these Convertible Notes. In consideration of not meeting the original payment term on certain amounts, FFFC agreed to issue 200,000 shares of its common stock to the Holders. The Holders also agreed to surrender 800,000 of the FFFC warrants originally received to purchase 800,000 shares of FFFC common stock. The value of the 200,000 shares of FFFC common stock issued did not exceed the value of the 800,000 FFFC warrants at the time of the exchange and accordingly, no additional expense was recorded.

In May 2006, FFFC and HPII negotiated a settlement regarding the remaining $150,000 of these Convertible Notes, whereby HPII issued 42,182 shares of its common stock to the Holders in exchange for payment of the Convertible Notes. The fair market value of the 42,182 shares of common stock issued by HPII was $212,155, and accordingly, $62,155 is included in interest expense (included in loss from discontinued operations) for the six months ended June 30, 2006. HPII also issued warrants to purchase 21,091 shares of its common stock at $5.10 per share, expiring three years after the date of issuance. The warrants were valued at $73,882 based on the Black-Scholes option-pricing model, which is included in interest expense (included in loss from discontinued operations) for the six months ended June 30, 2006. Additionally, FFFC agreed to lower the exercise price of warrants to purchase 300,000 shares of its common stock from $2.00 to $1.75 per share. As a result of this reduction in the exercise price, FFFC recognized an additional $26,400 of interest expense (included in loss from discontinued operations) for the six months ended June 30, 2006.

HYDROGEN POWER INTERNATIONAL, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EQUITEX, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

4. Convertible and other promissory notes and long-term debt (continued):
As of December 31, 2005, FFFC also had $200,000 of outstanding convertible promissory notes issued in June 2004. These notes carried interest at 5% per annum, and unless converted, were due in April 2007. The notes were convertible into shares of FFFC common stock at $0.10 per share based on certain criteria. In May 2006, HPII negotiated a settlement regarding these convertible notes, whereby HPII issued 180,000 shares of its common stock. The fair market value of the 180,000 shares of common stock issued by HPII as of the date of the settlement was $870,000 and accordingly, an additional $670,000 was recognized as debt conversion costs (included in loss from discontinued operations) for the three and six months ended June 30, 2006. In addition, FFFC recorded $351,000 of expenses related to the settlement of $200,000 of convertible debt. The settlement terms stipulate a price protection clause whereby HPII must reimburse the former debt holders if the market price of the HPII common stock issued to them in the settlement is below $4.00 per share at the time they sell the stock. As a result, the Company has recorded a liability representing the difference between the market value of the shares issued as of June 30, 2006 and the $4.00 stated in the settlement agreement.

5. Commitments and contingencies:

Bonus to officer:

In June 2003, the Company’s Board of Directors approved a bonus arrangement with the Company’s president. The bonus arrangement provides for an annual bonus to be calculated quarterly based on 5% of the increase in the market value of the Company’s common stock, accrued quarterly, beginning with the closing price as reported by Nasdaq or other exchange on December 31 of each year, and ending with the closing price on December 31 of the following year. Payments under the bonus arrangement are to be made at the discretion of the Company’s management from time to time, as cash flow permits. There was no compensation expense recorded under this arrangement for the three and six months ended June 30, 2006, as the market value of the Company’s common stock has not increased since January 1, 2006. Compensation expense recorded under this arrangement was $53,000 and $85,000 for the three and six months ended June 30, 2005. As of June 30, 2006 and December 31, 2005, approximately $410,000 is included in accrued liabilities.

Subsidiary executive compensation:

In July 2005, FFFC’s Board of Directors authorized a proposal for a stock based compensation plan (the “Plan”) for its CEO. In August 2005, the FFFC Board of Directors retained an independent consultant to review the Plan for reasonableness. As a result of that review, in September 2005, the FFFC Board of Directors approved the Plan, which consists of the following: i) a fully-vested warrant to purchase up to 125,000 shares of FFFC’s $.001 par value common stock for a period of three years at an exercise price of $1.81 per share (the 10 day average market price of the stock from the date of the proposal); ii) a number of shares of common stock of FFFC based on 5% of the increase in the market value of FFFC’s common stock on an annual basis, with the exception of the first payment, which shall be for the period from July 1, 2005 to December 31, 2005; and, iii) a grant of 125,000 fully-vested options under FFFC’s 2004 Stock Option Plan. Each option has an exercise price of $1.10 (the market value of the common stock on the date of grant) with an expiration of September 2015. No compensation expense has been recorded for the six months ended June 30, 2006 under the Plan, as the market value of FFFC common stock has not increased from January 1, 2006.

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

HYDROGEN POWER INTERNATIONAL, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EQUITEX, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

5. Commitments and contingencies (continued):

Litigation:

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows of the Company.

Consulting agreements:

In February 2006, FFFC entered into a consulting agreement with a financial advisor (a former officer of FFFC) to provide assistance to FFFC in the placement of debt or equity financing with prospective investors. The term of the agreement is for three years, but can be terminated at any time by either party with 60 days notice. The advisor is to be compensated if the advisor is successful in completing a debt or equity financing for or on behalf of FFFC. Through June 30, 2006, the financial advisor assisted FFFC in restructuring and or obtaining $3,579,061 of investor notes. Pursuant to the agreement, the advisor was paid $134,972 and received 30,120 shares of HPII common stock, valued at $152,407, which was included in loss from discontinued operations for the six months ended June 30, 2006.
Consulting agreements (continued):

Lastly, the advisor received warrants to purchase up to 436,206 shares of FFFC’s common stock at an exercise price of $1.00 per share. The warrants were valued at $355,000 based upon the Black-Scholes option-pricing model which was included loss from discontinued operations for the six months ended June 30, 2006.

In conjunction with the Asset Sale, a FFFC director and former officer (the “Director”) signed a five-year non-compete agreement with the buyer and also signed a release, waiving his right to any future commissions that he was previously entitled to. The Company agreed to compensate the Director $100,800 annually, over the five-year term of the non-compete agreement. Such compensation is to be applied to reduce the loan and interest receivable from the Director. If the Director breaches his non-compete agreement, the Director is no longer entitled to compensation and will be liable for any amount remaining on the loan. Accordingly, for the six months ended June 30, 2006; accordingly, for the six months ended June 30, 2006, FFFC recognized $42,000 (included in loss from discontinued operations) and interest receivable was reduced by $42,000.

6. Redeemable preferred stock:

Series K convertible preferred stock:

In August 2005, the Company issued 3,055 shares of 6% Series K convertible preferred stock (the “Series K Preferred Stock”) along with warrants to purchase 175,000 shares of common stock in exchange for all outstanding shares of Series G and I preferred stock. The Company reduced the carrying value of the Series K Preferred Stock by the relative fair value of the warrants ($355,000), which was based on the Black-Scholes option-pricing model, with an offset to additional paid-in capital. The Series K Preferred Stock is convertible at the holder’s option at any time through June 2009 into shares of the Company’s common stock at a conversion price equal to the lesser of (i) $2.75 per share and (ii) 65% of the 5 day average closing bid price of the Company’s common stock as specified in the agreement, provided that the percentage of the 5 day average closing bid price shall increase to 75% upon the occurrence of certain events. The holder of each share of the Series K Preferred Stock is entitled to cumulative dividends at 6% per annum, payable quarterly, with an 18% dividend default rate. Dividends are payable in cash or shares (at market value) of the Company’s common stock. The beneficial conversion feature was valued at $2,277,000 using the effective conversion price. As a result, the Company reduced the carrying value of the Series K Preferred Stock for this amount with an offset to additional paid-in capital. The warrants and beneficial conversion feature are being accreted over the four-year term of the Series K Preferred Stock, and as a result, loss applicable to common stockholders was increased by $329,000 for the six months ended June 30, 2006. Additionally, during the six months ended June 30, 2006, based on the conversion of 711 shares of Series K since inception, the Company accreted an additional $523,000, with an offset to additional paid-in capital.

HYDROGEN POWER INTERNATIONAL, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EQUITEX, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

6. Redeemable preferred stock:

Series K convertible preferred stock:

In the event the common stock of the Company achieves certain benchmarks, the Series K Preferred Stock is redeemable by the Company at a redemption price of $1,350 per share plus accrued and unpaid dividends. In the event the holders do not elect to convert the Series K Preferred Stock during the conversion period, the Series K Preferred Stock is required to be redeemed by the Company at stated value plus accrued unpaid dividends. Due to the terms and conditions of the Series K Preferred Stock, which may require redemption which is outside the control of the Company, the Series K Preferred Stock is not included in stockholders’ equity at June 30, 2006. During the six months ended June 30, 2006, 200 shares of the Series K Preferred Stock, plus cumulative unpaid dividends of $5,806, were converted into 73,859 shares of common stock, at a conversion price of $2.75 for the 200 shares of Series K Preferred Stock and $5.13 for the unpaid dividends.

7. Stockholders’ equity:

Notes, interest and stock subscription receivable:

At June 30, 2006, notes and interest receivable from a Director of Chex of $505,366 are presented as a reduction in stockholders’ equity based on management’s evaluation of repayment intentions. The notes are due on demand and the Company is no longer accruing interest on these notes due to uncertainty as to collection. The notes are collateralized by unregistered shares of the Company’s common stock. Pursuant to the consulting agreement between FFFC and the Director, all compensation earned under the agreement will be applied to these receivables.

At December 31, 2005, $135,000 is presented as a stock subscription receivable related to 25,000 shares of FFFC common stock that were issued to convertible noteholders. The $135,000 was written off during the second quarter of 2006 in conjunction with the settlement agreement with the convertible noteholders as described in Note 4.

Issuances of common stock:

During the six months ended June 30, 2006, the Company issued 220,190 shares of common stock valued at $1,053,428 as payment on long-term debt and accrued interest of $895,293. The stock was issued at 85% of market value and accordingly, the Company recorded additional expense of $59,152 and $158,135, for the three and six months ended June 30, 2006.

During the six months ended June 30, 2006, the Company issued 62,793 shares of its common stock to third parties to satisfy convertible promissory notes and accrued interest aggregations of $256,900. The stock issued was valued at $320,949, (20% discount to the ten day average market price prior to the conversion) and accordingly, the Company has included $64,049 in additional interest expense for the six months ended June 30, 2006.

During the six months ended June 30, 2006, the Company issued 312,427 shares of common stock valued at $1,528,679 to satisfy $350,000 of convertible notes and other liabilities of FFFC. The stock was issued at 85% of market value, and accordingly, the Company recorded an additional expense of $797,818 (included in loss from discontinued operations) for the six months ended June 30, 2006.

During the six months ended June 30, 2006, the Company issued 60,000 shares of common stock and warrants to purchase 60,000 shares of the Company’s common stock to third parties in conjunction with a private placement. The warrants have a term of three years and an exercise price of $5.00. The Company received $240,000 in the private placement. The market price of the common stock on the date of the grant was $4.61 per share.

During the six months ended June 30, 2006, the Company issued 8,878 shares of common stock valued at $33,215 in consideration of not meeting the due date on a promissory note. Accordingly, $17,921 and $33,215 is included in interest expense for the three and six months ended June 30, 2006.

HYDROGEN POWER INTERNATIONAL, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EQUITEX, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

7. Stockholders’ equity (continued):

Treasury stock transactions:

In March 2006, the Company issued 1,200,000 shares of its common stock to FFFC in satisfaction of $6,144,000 in notes, advances and interest payable that HPII and its majority-owned subsidiary owed FFFC and Chex.

During the six months ended June 30, 2006, FFFC purchased 41,858 shares from a third party of HPII common stock for $192,299 or $4.59 per share (the market price of the Company’s common stock on the purchase date). The cost of the shares has been added to treasury stock.

Warrants:

During the six months ended June 30, 2006, the Company issued warrants to noteholders to purchase 62,500 shares of the Company’s common stock for a period of three years at exercise prices of $2.00 and $4.71 per share. The market prices as of the date of the issuances ranged from $3.22 to $5.15. These warrants were valued at $217,475 based on the Black-Scholes option pricing model and are included in corporate general, selling and administrative expense for the six months ended June 30, 2006.

During the six months ended June 30, 2006, the Company issued warrants (to FFFC convertible noteholders as part of a settlement) to purchase 21,091 shares of the Company’s common stock for a period of three years at an exercise price of $5.10 per share (the market price of the common stock on the date the terms of the settlement were reached). These warrants were valued at $73,882 based on the Black-Scholes option pricing model and are included in loss from discontinued operations for the six months ended June 30, 2006.

During the six months ended June 30, 2006, the Company extended certain warrants by an additional year. The extended warrants were valued at $12,632 greater than the original warrants at the date of the extension based on the Black-Scholes option-pricing model and are included in corporate, general, selling and administrative expense for the six months ended June 30, 2006.

In March 2006, in conjunction with the HPI acquisition, the Company issued warrants to purchase 1,600,000 shares of the Company’s commons tock for a one year period, at an exercise price of $3.00 per share. The warrants were valued at $4,246,400 based on the Black-Scholes option pricing model and are included as part of the purchase price of HPI.

8. Income taxes:

Income tax expense for the three and six months ended June 30, 2006, was $424,000 and $737,000, respectively. This amount represents income taxes recorded as a result of the Asset Sale in January 2006.  In addition, the Company has not recognized a tax benefit related to net operating losses generated during the six months ended June 30, 2006, as realization of the deferred tax asset is not considered more likely than not, and therefore an allowance has been applied against this amount.

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

GENERAL

Hydrogen Power International, Inc. (“HPII or the “Company”) formerly known as Equitex, Inc. is a holding company, and through January 31, 2006, operated primarily through its majority-owned subsidiary FastFunds Financial Corporation (“FFFC”). As disclosed in the December 31, 2005 Form 10-K, HPII and FFFC also have several other non-operating wholly-owned subsidiaries. As of June 30, 2006, HPII owns and controls 80% of FFFC’s outstanding common stock.

FFFC’s wholly-owned subsidiary Chex Services, Inc. (“Chex”), a Minnesota corporation, provided financial services prior to the sale of substantially all of Chex’s assets, which primarily consisted of check cashing, automated teller machine (ATM) access, and credit card advances to customers primarily at Native American owned casinos and gaming establishments (the “Asset Sale”).

The Asset Sale is discussed below. As a result of the Asset Sale, the operations of FFFC are presented retroactively as discontinued operations, and all of its operating assets, including liabilities, are presented as assets and liabilities of discontinued operations.

On March 14, 2006, the Company acquired Hydrogen Power, Inc. (“HPI”). This acquisition is described below. HPII is currently negotiating the terms of an agreement and series of transactions with the management of HPI that may result in a change in control of HPII’s board of directors and effect a change in HPII’s management. In addition, the negotiations may require HPII to divest all or substantially all of its holdings of equity in FFFC and eliminate all intercompany obligations between HPII and FFFC. As of the date of this quarterly report no agreements have been reached and no assurance can be given that one will be reached.

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2005, 2004 and 2003. The financial results presented for the three and six-months ended June 30, 2006 and 2005 are those of FastFunds Financial Corporation (“FFFC”), Key Financial Systems, Inc. (“Key”), Nova Financial Systems, Inc. (“Nova”) and Denaris Corporation (“Denaris”), on a consolidated basis with those of HPII and since March 14, 2006, HPI. FFFC sold substantially all of its assets in January 2006 and Key ceased “run-off” operations in the fourth quarter of 2003, accordingly, FFFC’s and Key’s results for both periods are presented in a one-line presentation and are included in “income (loss) from discontinued operations”.

BUSINESS ACQUISITION:

On February 28, 2006, the Company held a special meeting of its shareholders. At that meeting the shareholders approved and authorized the acquisition of HPI, as well as certain related common stock issuances. The acquisition, which management has accounted for as a purchase, closed on March 14, 2006.

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

Pursuant to a Share Exchange Agreement dated December 5, 2005 with a shareholder of HPI, Aton Select Fund Limited (“Aton”), prior to the effective time of the merger, HPII issued 700,000 shares of its common stock in exchange for 850,000 shares of HPI common stock held by Aton. These shares were valued at $2,526,300, a 10% discount to the July 6, 2005 market price. The Share Agreement was contemplated in the merger agreement, and accordingly, the total shares issued or reserved to HPI shareholders were 3,171,112, or approximately 29% of the Company’s common stock outstanding at the time of the merger.

The Company also issued to the stockholders of HPI 300,000 shares of its Series L Preferred Stock (the “Preferred Stock”). The Preferred Stock is convertible into HPII common stock in three equal installments of 100,000 shares each (referred to as the L-1, L-2 and L-3 Preferred Stock, respectively), on the 180th, 270th and 360th day following closing of the merger, respectively, with each installment convertible into 40% of HPII common stock outstanding immediately prior to such conversion. The conversion of the Preferred Stock is subject to the achievement by HPI of certain performance benchmarks as defined in the Certificate of Designation of Series L Preferred Stock, the satisfaction of which is to be determined by HPII in its sole discretion. In the event all three series of Series L Preferred Stock are converted into HPII common stock, the former stockholders of HPI would own approximately 73% of HPII’s common stock on a post-transaction basis (assuming that HPII does not, prior to the conversion of the L-3 Preferred Stock, issue any additional shares of common stock other than pursuant to conversion of the Series L Preferred Stock). As of the date of this quarterly report no Preferred Stock has been converted to common stock.

In addition, the Company issued warrants to purchase up to 1,600,000 shares of HPII common stock at an exercise price of $3.00 per share in exchange for all outstanding warrants of HPI at the date of merger. The warrants are exercisable for the remainder of the unexpired term of the original HPI warrants through February 2007. The warrants were valued at $4,246,400 based on the Black-Scholes option pricing model.

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

Under the terms of the Merger Agreement, the Company agreed to utilize the first $10 million of the net proceeds received from the Asset Sale (discussed below) towards the exploitation and commercialization of HPI’s intellectual property. As a condition to close, the Company was required to make a $5 million contribution (of a total required contribution of $10 million) to capital of HPI, which proceeds were transferred to HPI at closing. The remaining $5 million contribution has not yet been made. On March 14, 2006, the Company and FFFC entered into a Secured Promissory Note (the “Note”), a Stock Pledge Agreement (the “Pledge”) and a Profit Participation Agreement through which FFFC loaned the Company $5 million. The Note is due March 14, 2007, and accrues interest at 10% per annum. Pursuant to the Pledge, the Company has pledged all of its shares of HPI to FFFC to guarantee payment of the Note. Additionally, the parties executed the Profit Participation Agreement, whereby the Company granted to FFFC a net profit interest, as defined in the loan documents, in the amount of 10% of the net profit derived from the operations of HPI during the period the Note is outstanding.

POTENTIAL BUSINESS ACQUISITION

In May 2005, the Company entered into an agreement to acquire 100% of Digitel Network Corporation (“Digitel”), and National Business Communications, Inc. (“NBC”). Digitel’s wholly-owned subsidiaries are Platinum Benefit Group, Inc., Personal Voice, Inc. and Private Voice, Inc. Digitel, NBC and their subsidiaries (collectively the “Companies”), all of which are based in Clearwater, Florida. The Companies design, develop and market stored value card programs as well as personal voice mail products through their call center operations. In conjunction with their stored value card products, the Companies offer the Platinum Benefit Group premium service that includes vehicle roadside assistance, a prescription discount program, a dental care discount program, a registered nurse hotline and a family legal plan. The Companies also offer personal voice mail services through Personal Voice, Inc. and Private Voice, Inc. Finalization of this transaction is subject to completion of the schedules, exhibits and related contracts to the agreement, board of director approval, negotiation of certain promissory notes and any applicable stockholder approvals. As of the date of this quarterly report the Company, Digitel and NBC have mutually decided not to go forward with a transaction at this time.

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

NASDAQ DELISTING

On March 17, 2006, the Company received a Nasdaq Staff Determination Letter indicating that the Company failed to comply with certain requirements for continued listing set forth in Marketplace Rule 4340(a) and that the Company’s securities are subject to delisting from The Nasdaq Capital Market. Under Marketplace Rule 4340(a), “an issuer must apply for initial inclusion following a transaction whereby the issuer combines with a non-Nasdaq entity, resulting in a change of control of the issuer and potentially allowing the non-Nasdaq entity to obtain a Nasdaq Listing”. The Nasdaq Staff Determination Letter concluded that the Company’s recent acquisition of HPI is considered a “reverse merger” and the Company was required to submit an initial listing application and meet the initial listing criteria on The Nasdaq Capital Market in accordance with the referenced Marketplace Rule.

In anticipation of compliance with Rule 4340(a), the Company filed an initial listing application with The Nasdaq Stock Market on March 9, 2006, prior to closing our transaction with HPI. Additionally, pending Nasdaq’s review of the initial listing application on March 23, 2006, the Company exercised its right to appeal the delisting of its securities by The Nasdaq Stock Market to a Listing Qualifications Panel (the “Panel”) pursuant to the procedures set forth in The Nasdaq Marketplace Rule 4800 Series. A hearing before the Panel was held on April 20, 2006, at which time the Panel granted the Company’s request to remain listed through May 31, 2006, while Nasdaq staff completed its review of the Company’s application for initial listing on the Nasdaq Capital Market. On May 19, 2006, the Company withdrew the listing application and accordingly, its securities ceased trading on Nasdaq beginning May 23, 2006, and the Company immediately began trading on the Over the Counter Pink Sheets. The Company came to believe that its application would not be approved and as a result chose to immediately seek to apply for trading on the Over the Counter (“OTC”) Bulletin Board and is currently pursuing alternative listings.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources during the six months ended June 30, 2006, have been primarily provided through the January 31, 2006, Asset Sale which provided the Company with net cash proceeds of $13,710,630 ($12,712,784 after adjustments for certain transaction related expenses and liabilities assumed by Game).

In connection with the Asset Sale, FFFC and Chex entered into a Transition Services Agreement (the “TSA”) with Game pursuant to which FFFC and Chex agreed to provide certain transitional services to Game for the cash-access financial services business. Pursuant to the TSA, FFFC and Chex provided the necessary services for approximately three months and Game paid FFFC $150,000 per month. The TSA terminated May 19, 2006 and FFFC received $477,500 pursuant to the terms of the TSA.

For the six months ended June 30, 2006, net cash used in operating activities was $3,741,649 compared to $1,074,819 for the six months ended June 30, 2005. The net loss for the six months ended June 30, 2006 decreased to $3,291,364 from $5,683,936 for the six months ended June 30, 2005. The decrease in net loss was primarily attributable to the gain on the Asset Sale of $4,145,835. That gain was offset by increases in losses from operations of FFFC of approximately $1,102,000, and an increase in deferred income taxes of $1,333,000 (including $596,000 in discontinued operations). Adjustments to the current period’s results included non-cash expenses of $4,785,728, significantly comprised of $1,333,000 of deferred income taxes, $1,738,606 of expenses related to stock and warrant issuances, $912,012 for depreciation and amortization and $518,392 for increases to allowances on notes receivable and bad debt expense.

Net cash provided by investing activities for the six months ended June 30, 2006 was $14,900,651 compared to $15,846 for the six months ended June 30, 2005. Net cash provided in 2006 investing activities was primarily attributable to the net proceeds of $12,712,784 from the Asset Sale and $2,203,121 cash acquired in the HPI acquisition.

Net cash used in financing activities for the six months ended June 30, 2006 was $10,763,715 compared to cash provided by financing activities for the six months ended June 30, 2005 of $2,079,049. The significant activity for the six months ended June 30, 2006 included the receipt of $635,000 from the issuances of notes payable and $240,000 received from a private placement. In addition, the Company repaid $10,075,445 of notes payable and $1,080,971 of checks issued in excess of bank cash from the proceeds of the Asset Sale. The significant activity for the six months ended June 30, 2005, included the Company receiving proceeds of $1,268,000 upon the issuance of notes payable, receiving $243,833 upon the sale of 82,308 shares of treasury stock by Chex, proceeds of $1,260,000 received from the private placement and proceeds received of $871,621 upon the exercise of options and warrants. These proceeds were used for the repayment of notes payable of $1,560,405.

For the six months ended June 30, 2006, net cash increased by $685,287 compared to an increase of $1,020,076 for the six months ended June 30, 2005. Ending cash at June 30, 2006, was $9,092,081 compared to $9,409,762 at June 30, 2005. The cash balances include cash included in discontinued operations of $3,124,105 and $8,273,253 at June 30, 2006 and 2005, respectively.

RESULTS OF OPERATIONS

Financial statements for the three and six months ended June 30, 2006 and 2005 report the Company’s subsidiaries FFFC and Key as discontinued operations.

REVENUES

Consolidated revenues from continuing operations, which consist of credit card income on Nova’s remaining portfolio, for the three and six months ended June 30, 2006, was $31,079 and $67,368 compared to consolidated revenues of $45,774 and $118,578 for the three and six months ended June 30, 2005.

CORPORATE SELLING, GENERAL AND ADMINISTRATIVE

Corporate expenses include those of HPII, Denaris, Nova and as of March 14, 2006, HPI. Total corporate activity expenses for the three and six months ended June 30, 2006 and 2005 were comprised as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Employee costs	$393,428	$163,308	$537,447	$308,274
Accounting and legal	219,904	292,513	320,227	520,467
Impairment of notes receivable	125,000	1,781,911	200,000	1,901,911
Warrant costs	35,977		230,107
Other	748,504	171,308	1,103,258	294,739

	$1,522,813	$2,409,040	$2,391,039	$3,025,391

Employee costs for the three months ended June 30, 2006, were $230,120 higher than for the three months ended June 30, 2005. The increase was caused by the inclusion of HPI costs of $278,339, while the 2005 costs included $52,793 of officer’s bonuses, which were not incurred in 2006. Employee costs for the six months ended June 30, 2006 increased by $229,173 from the six months ended June 30, 2005. Included in the 2006 period are costs of $316,066 related to HPI. The 2005 costs include $85,503 of officer’s bonus, which were not incurred in 2006. Accounting and legal expense decreased by $72,609 and $200,240 for the three and six months ended June 30, 2006 compared to June 30, 2005. The decrease was primarily attributable to expenses incurred in the 2005 periods related to legal expenses associated with the lawsuit against iGames, as well as defending claims made against the Company by iGames. The lawsuits have been settled and the Company anticipates no further expenses associated with the settlement.

During the three and six months ended June 30, 2006, the Company increased the allowance related to notes receivable from Equitex 2000, Inc. by $125,000 and $200,000, compared to an increase of $1,781,911 and $1,901,911 (of which $1,596,911 was related to iGames) for the three and six months ended June 30, 2005.

For the three and six months ended June 30, 2006, the Company recognized an expense of $35,977 and $230,107 for the issuance of warrants to noteholders of the Company. Other expenses for the six months ended June 30, 2006 and 2005 include the general operating costs of HPII, Denaris, Nova and from March 14, 2006, HPI. The 2006 results include operating expenses of HPI of $361,044 and $406,428 for the three and six months ended June 30, 2006 (from March 14, 2006, the date of the acquisition of HPI), as well as $333,000 for amortization related to the intangible assets acquired in the acquisition of HPI.

OTHER INCOME (EXPENSE):

Consolidated other expenses for the three and six months ended June 30, 2006 was $235,316 and $641,778 compared to other expenses of $80,378 and $174,190 for the three and six months ended June 30, 2005. Interest expense increased by $211,727 and $515,933 for the three and six months ended June 30, 2006 compared to June 30, 2005. The increase was primarily attributable to the increase in non-cash interest expense of approximately $100,000 and $400,000 related to the settlement of various obligations to note holders for the three and six months ended June 30, 2006. Interest income decreased by $56,789 and $45,345 for the three and six months ended June 30, 2006 compared to June 30, 2005.

DISCONTINUED OPERATIONS

Discontinued operations represent the operations of FastFunds and Key. The loss from discontinued operations was $1,098,121 for the three months ended June 30, 2006 compared to $1,383,298 for the three months ended June 30, 2005. The gain from discontinued operations was $411,085 for the six months ended June 30, 2006, compared to a loss of $2,602,933 for the six months ended June 30, 2005.

The results were comprised of as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

FastFunds	$(1,098,121)	$(1,380,530)	$411,612	$(2,597,565)
Key		(2,768)	(527)	(5,368)

	$(1,098,121)	$(1,383,298)	$411,085	$(2,602,933)

The results of FastFunds for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Revenues	$180,426	$4,572,407	$2,192,382	$8,986,550
Location income (expenses)	32,392	(3,422,631)	(1,200,778)	(6,665,370)
Location support expenses	(728,453)	(1,479,376)	(2,686,604)	(2,914,555)
Other expenses	(1,006,486)	(1,042,930)	(1,435,223)	(1,988,190)
Gain on sale of assets			4,145,835
Income tax benefit (expense)	424,000	(8,000)	(604,000)	(16,000)

Net (loss) income	$(1,098,121)	$(1,380,530)	$411,612	$(2,597,565)

INCOME TAX EXPENSE

Income tax expense for the three and six months ended June 30, 2006 was $424,000 and 727,000, respectively, and is primarily related to the income taxes as a result of the Asset Sale in January 2006.  In addition, the Company has not recognized a tax benefit related to net operating losses generated during the six months ended June 30, 2006, as realization of the deferred tax asset is not considered more likely than not, and therefore an allowance has been applied against this amount.

CONTRACTUAL OBLIGATIONS

There were no new material contractual obligations during the quarter ended June 30, 2006.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payment, which addresses the accounting for share-based compensation transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. The Company adopted SFAS No. 123(R) on January 1, 2006. The adoption of this standard did not have an impact on the Company’s results of operations as no options were issued during the three and six months ended June 30, 2006 and all options outstanding prior to the adoption of SFAS 123(R) by the Company were fully-vested. Depending on the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company’s financial position and results of operations.

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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt. The Company has only fixed rate debt, as follows:

	June 30,		December 31,
Contractual obligation	2006		2005	Interest rate

Notes payable (1)	$3,659,061	(2)	$11,301,497	Fixed 9% - 15%
Convertible promissory notes	3,390,866		4,690,656	Fixed 7%
Convertible promissory notes			1,362,500	Fixed 5% - 10%
Notes payable, officers	73,823		614,695	Fixed 8% - 10%
Notes payable, other	290,901		200,000	Fixed 6%
Operating lease obligations (2)			84,247	Fixed 6.5% - 7%

Debt outstanding, before note discounts	$7,414,651		$18,253,595

(1)	Notes are unsecured and mature in March 2007.
(2)	Included in liabilities as discontinued operations (2006) and as liabilities associated with assets held for sale (2005).

Amounts above exclude discounts recorded on the face value of the related debt. As most of the Company’s average outstanding indebtedness is renewed annually and carries a fixed rate of interest, a change in interest rates is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company during the year ending December 31, 2006.

ITEM 4.
DISCLOSURE CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the last day of the period of the accompanying financial statements. Based on that review and evaluation, management has concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective. There have been no changes in the Company’s internal controls over financial reporting identified in connection with such evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Nevertheless, we have limited Company resources devoted to financial reporting.  The Company is currently evaluating its accounting resources needed to accommodate future non-routine, complex accounting issues.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 1A. Risk Factors

     The Company does not have new risk factors in addition to those disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 2. Changes in Securities

During the quarter ended June 30, 2006, the Company converted $17,920 in fees into 5,903 shares of the Company's $0.01 par value common stock at a conversion price of $3.04 per share.

In May 2006, we issued 42,182 shares of our $0.01 par value common stock to the holders of certain convertible notes of our subsidiary FastFunds Financial Corp. in exchange for payment of the convertible notes. The fair market value of the 42,182 shares of common stock issued by HPII was $212,155, or $5.03 per share.

HPII offered and sold the securities in reliance on an exemption from federal registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The Company relied on this exemption and rule based on the fact that there were a limited number of investors, all of whom were accredited investors and (i) either alone or through a purchaser representative, had knowledge and experience in financial and business matters such that each was capable of evaluating the risks of the investment, and (ii) we had obtained subscription agreements from such investors indicating that they were purchasing for investment purposes only. The securities were not registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The disclosure contained herein does not constitute an offer to sell or a solicitation of an offer to buy any securities of the Company, and is made only as permitted by Rule 135c under the Securities Act.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits
31.1	Certifiction pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hydrogen Power International, Inc.
(Registrant)

Date: August 21, 2006	By: /s/ Henry Fong
Henry Fong
President, Treasurer and
Chief Financial Officer