Form 10-Q
period 2006-09-30
HYDROGEN POWER INTERNATIONAL INC
filed 2006-11-20
CIK 716101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to__________

Commission File No. 0-12374

HYDROGEN POWER, INC.
(Formerly known as Equitex, Inc. and Hydrogen Power International, Inc.)
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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Large Accelerated Filer ☐,	Accelerated Filer ☐,	Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b.2 of the Exchange Act). ☐Yes ☒No

Number of shares of common stock outstanding at November 17, 2006:  13,632,045

HYDROGEN POWER, INC.

(FORMERLY KNOWN AS EQUITEX, INC. AND HYDROGEN POWER INTERNATIONAL, INC.)

PART I	FINANCIAL INFORMATION		Page

	Item 1.	Financial statements:

		Report of Independent Registered Public Accounting Firm	2

		Condensed consolidated balance sheets - September 30, 2006 (unaudited) and December 31, 2005	3 - 4

		Condensed consolidated statements of operations- three and nine months ended September 30, 2006 and 2005 (unaudited)	5

		Condensed consolidated statement of changes in stockholders' equity - nine months ended September 30, 2006 (unaudited)	6

		Condensed consolidated statements of cash flows - nine months ended September 30, 2006 and 2005 (unaudited)	7 - 8

		Notes to condensed consolidated financial statements (unaudited)	9 - 23

	Item 2.	Management's discussion and analysis of financial condition and results of operations	24 - 29

	Item 3.	Quantitative and qualitative disclosures of market risk	30

	Item 4.	Disclosure controls and procedures	31

PART II	OTHER INFORMATION

	Item 1.	Legal proceedings	31

	Item 1A.	Risk Factors	31 - 33

	Item 2.	Changes in securities and use of proceeds	33 - 34

	Item 3.	Defaults upon senior securities	34

	Item 4.	Submission of matters to a vote of security holders	34

	Item 5.	Other information	34

	Item 6.	Exhibits	34

	Signatures		35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Hydrogen Power, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Hydrogen Power, Inc. (formerly known as Equitex, Inc. and Hydrogen Power International, Inc.) and subsidiaries as of September 30, 2006, the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2006 and 2005, the condensed consolidated statement of changes in stockholders’ equity for the nine-month period ended September 30, 2006, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Hydrogen Power, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated April 10, 2006 (which includes an explanatory paragraph stating that on January 31, 2006 FastFunds Financial Corporation, a majority-owned subsidiary of the Company, sold substantially all the assets of its wholly-owned subsidiary Chex Services, Inc. This subsidiary conducted most of the Company’s business operations and is presented as discontinued operations in the accompanying consolidated financial statements. In addition, on March 14, 2006, the Company acquired Hydrogen Power, Inc.) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ GHP HORWATH, P.C.

Denver, Colorado
November 20, 2006

HYDROGEN POWER, INC.

(FORMERLY KNOWN AS EQUITEX, INC. AND HYDROGEN POWER INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$5,523,492	$133,541
Assets of discontinued operations (including cash of $1,933,908) (Note 2)	1,951,137
Receivables, net	249,765	252,089
Prepaid expenses and other	583,426	33,202
Investment in Hydrogen Power, Inc. (Note 1)		2,526,300
Assets held for sale (Note 2)		21,997,466

Total current assets	8,307,820	24,942,598

Notes and interest receivable, net, including related parties of $109,333 (2006)
and $381,136 (2005) (Note 3)	359,333	3,899,526
Property, equipment and leaseholds, net	49,349	52,178
Intangible and other assets, net (Note 1)	19,410,053	638,846

	19,818,735	4,590,550

	$28,126,555	$29,533,148

(Continued)

HYDROGEN POWER, INC.

(FORMERLY KNOWN AS EQUITEX, INC. AND HYDROGEN POWER INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30,	December 31,
	2006	2005
	(unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Checks issued in excess of cash in bank		$1,105,379
Accounts payable	$1,384,386	768,189
Accrued expenses and other liabilities, including related party accruals of
$624,540 (2006) and $410,000 (2005) (Note 5)	1,481,817	3,043,543
Convertible and other promissory notes and current portion of long-term debt,
including related party notes of $17,053 (2006) and $614,695 (2005) (Note 4)	2,132,182	15,275,386
Liabilities of discontinued operations (Note 2)	4,781,158	513,395
Liabilities associated with assets held for sale (Note 2)		154,047

Total current liabilities	9,779,543	20,859,939

Long-term debt, net of current portion (Note 4)	377,970	2,108,423
Liabilities associated with assets held for sale		2,867,000

	377,970	4,975,423

	10,157,513	25,835,362

Commitments and contingencies (Notes 4, 5 and 6)

Redeemable preferred stock (Note 6):
Series K, 6% stated value $1,000 per share; 3,100 shares authorized;
1,144 (2006) and 2,544 (2005) shares issued and outstanding, net of
discount of $718,700 (2006) and $2,412,700 (2005)	425,300	131,300

Stockholders' equity (Note 7):
Preferred stock, Series L convertible; $0.01 par value; 300,000 shares authorized,
issued and outstanding (2006); liquidation preference $3,000	3,000
Common stock, $0.01 par value; 50,000,000 shares authorized; 14,625,992
(2006) and 8,495,849 (2005) issued; 13,374,397 shares (2006) and
8,486,112 shares (2005) outstanding	146,259	84,958
Common stock to be issued	2,071
Notes, interest and stock subscription receivable	(480,166)	(682,002)
Additional paid-in capital	58,277,507	32,020,956
Accumulated deficit	(33,939,688)	(27,728,484)
Less treasury stock at cost; 1,251,595 shares (2006) and 9,737 shares (2005)	(6,465,241)	(128,942)

Total stockholders' equity	17,543,742	3,566,486

	$28,126,555	$29,533,148

See notes to condensed consolidated financial statements.

HYDROGEN POWER, INC.

(FORMERLY KNOWN AS EQUITEX, INC. AND HYDROGEN POWER INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Credit card income, net of provision for losses	$30,363	$40,995	$97,731	$159,573
Corporate selling, general and administrative	(2,168,317)	(960,487)	(4,559,356)	(3,985,877)

Loss from operations	(2,137,954)	(919,492)	(4,461,625)	(3,826,304)

Other income (expense):
Interest income, including related party interest for the
three months of $0 (2006) and $5,121 (2005) and
$0 (2006) and $35,169 (2005) for the nine months	54,600	46	119,742	19,843
Interest expense, including related party interest for the
three months of $369 (2006) and $2,474 (2005) and
$9,861 (2006) and $8,153 (2005) for the nine months	(317,477)	(231,731)	(1,024,397)	(425,718)

	(262,877)	(231,685)	(904,655)	(405,875)

Loss from continuing operations before income taxes	(2,400,831)	(1,151,177)	(5,366,280)	(4,232,179)
Income tax expense (Note 8)	(237,000)		(974,000)

Loss from continuing operations	(2,637,831)	(1,151,177)	(6,340,280)	(4,232,179)
(Loss) gain from discontinued operations, net of income taxes
(Note 2)	(282,009)	(1,251,287)	129,076	(3,854,221)

Net loss	(2,919,840)	(2,402,464)	(6,211,204)	(8,086,400)

Accretion of preferred stock (Note 6)	(842,000)	(54,800)	(1,694,000)	(54,800)
Deemed preferred stock dividends (Note 6)	(21,000)	(158,566)	(94,000)	(158,566)
Exchange of Series G and I convertible preferred stock in
excess of carrying value		(212,000)		(212,000)

Net loss applicable to common stockholders	$(3,782,840)	$(2,827,830)	$(7,999,204)	$(8,511,766)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.28)	$(0.22)	$(0.73)	$(0.72)
(Loss) income from discontinued operations	(0.02)	(0.17)	0.01	(0.59)

Basic and diluted net loss per share	$(0.30)	$(0.39)	$(0.72)	$(1.31)

Weighted average number of common shares outstanding:
Basic and diluted	12,777,648	7,245,296	11,085,910	6,503,077

See notes to condensed consolidated financial statements.

HYDROGEN POWER, INC.

(FORMERLY KNOWN AS EQUITEX, INC. AND HYDROGEN POWER INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

	Preferred stock		Common stock		Common stock to be	Additional paid-in	Common treasury	Notes, interest and stock subscription	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	issued	capital	stock	receivable	deficit	equity

Balances, January 1, 2006			8,495,849	$84,958		$32,020,956	$(128,942)	$(682,002)	$(27,728,484)	$3,566,486

Issuance of common stock upon exercise of warrants (Note 7)			70,000	700		104,300				105,000

Issuance of common stock and warrants to consultants for
services (Note 5)			265,000	2,650	$750	827,200				830,600

Issuance of preferred stock, common stock, warrants and
stock to be issued to shareholders of HPI (Note 1)	300,000	$3,000	2,338,990	23,390	1,321	14,127,848				14,155,559

Issuance of common stock to subsidiary in satisfaction
of amounts owed (Note 7)			1,200,000	12,000		6,132,000	(6,144,000)			-

Non-cash compensation expense (Note 5)								67,200		67,200

Conversion of Series K preferred stock to common stock
(Note 6)			1,193,143	11,931		1,388,069				1,400,000

Accretion of Series K preferred stock (Note 6)						(1,694,000)				(1,694,000)

Issuance of common stock in consideration of extensions
on notes payable (Note 7)			28,179	282		66,324				66,606

Issuance of common stock in satisfaction of note payable,
long-term debt and accrued interest (Notes 4 and 7)			617,524	6,175		2,013,755				2,019,930

Write-off of stock subscription receivable (Note 7)								135,000		135,000

Increase in advances receivable								(364)		(364)

Issuance of warrants to noteholders (including $73,882
for subsidiary noteholders) (Notes 4 and 7)						298,854				298,854

Extension of warrant expiration and repricing (Note 7)						80,899				80,899

Issuance of common stock and warrants under private
placement (Note 7)			60,000	600		239,400				240,000

Purchase by subsidiary of 41,858 shares of common stock
(Note 7)							(192,299)			(192,299)

Issuance of common stock in satisfaction of subsidiary
liabilites (Notes 4 and 7)			357,307	3,573		1,596,914				1,600,487

Issuance and repricing of subsidiary warrants (Notes 4 and 5)						381,400				381,400

Issuance of warrants and options (Note 7)						693,588				693,588

Net loss									(6,211,204)	(6,211,204)

Balances, September 30, 2006	300,000	$3,000	14,625,992	$146,259	$2,071	$58,277,507	$(6,465,241)	$(480,166)	$(33,939,688)	$17,543,742

See notes to condensed consolidated financial statements.

HYDROGEN POWER, INC.

(FORMERLY KNOWN AS EQUITEX, INC. AND HYDROGEN POWER INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

	2006	2005

Cash flow used in operating activities from operating activities:
Net loss	$(6,211,204)	$(8,086,400)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for losses on notes and interest receivable, including bad debt expense	518,392	1,812,282
Loss on disposal of assets		295,934
Gain on sale of assets (Note 1)	(4,145,835)
Depreciation and amortization	1,287,685	1,143,631
Amortization of discounts on convertible promissory notes payable related to
beneficial conversion features		1,588,729
Amortization of discounts related to warrants attached to notes payable	352,724	203,694
Expense incurred upon issuance of stock and warrants	2,054,915	30,000
Deferred income taxes	1,333,000
Non-cash compensation expense	167,200
Stock based compensation	693,588	9,500
Changes in assets and liabilities, net of business acquisition and asset sale:
Decrease in accounts receivable	163,044	692,299
Decrease Increase in other receivables	13,226	(41,984)
Decrease in interest receivable and other assets	341,515	156,741
Decrease in due to credit card holders	(5,447)	(42,627)
(Decrease) increase in accounts payable and accrued liabilities	(1,710,440)	971,471

Total adjustments	1,063,567	6,819,670

Net cash used in operating activities	(5,147,637)	(1,266,730)

Cash flows from investing activites:
Cash acquired in business acquisition of HPI (Note 1)	2,203,121
Net (increase) decrease in credit card receivables	(11,127)	(678)
Purchase of furniture, fixtures and equipment		(596,568)
Issuances of notes receivable	(35,695)	(3,011,073)
Repayments of notes receivable	232,265	813,064
Proceeds received from FFFC asset sale, net of costs (Note 1)	12,712,784

Net cash provided by (used in) investing activities	15,101,348	(2,795,255)

Cash flows from financing activities:
Decrease in checks issued in excess of cash in bank	(1,015,823)
Proceeds from private placement	240,000	1,998,996
Sale of treasury stock		243,833
Purchase of treasury stock	(192,299)
Proceeds from the exercise of warrants and options	105,000	906,644
Increase in deferred loan costs		(169,000)
Issuances of notes payable, related parties and other		4,078,000
Borrowings of notes payable, related parties and other	695,000
Repayments of notes payable, related parties and other	(10,734,983)	(2,857,696)

Net cash (used in) provided by financing activities	(10,903,105)	4,200,777

(Continued)

HYDROGEN POWER, INC.

(FORMERLY KNOWN AS EQUITEX, INC. AND HYDROGEN POWER INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

	2006	2005

(Decrease) increase in cash and cash equivalents	$(949,394)	$138,792
Cash and cash equivalents, beginning of year, including cash and cash equivalents included
in assets held for sale (2005)	8,406,794	8,389,686

Cash and cash equivalents, end of period, including cash and cash equivalents included in
assets of discontinued operations (2006)	$7,457,400	$8,528,478

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,473,586	$1,215,172

Cash paid for income taxes	$3,838	$$23,851

Non-cash investing and financing activities:

Issuance of common stock in satisfaction of note payable, long-term debt, accounts payable
and accrued interest	$1,662,413	$460,132

Issuance of common stock in satisfaction of subsidiary liabilities	$730,862	$95,153

Conversion of Series K preferred stock to common stock	$1,400,000

Issuance of common stock to subsidiary in satisfaction of amounts owed	$6,144,000

Purchase of Hydrogen Power, Inc. (Note 1)
Fair value of tangible assets acquired:
Interest receivable	$(38,339)
Prepaid and other assets	(85,681)
Property and equipment	(14,906)
Technology and sub-license agreement	(16,115,000)
Trade name	(3,380,748)
Liabilities assumed:
Accounts payable and accrued expenses	197,190
Notes payable	3,000,000
License fee payable	1,731,067
Fair value of common stock and warrants exchanged	16,909,538

Cash acquired	$2,203,121

Beneficial conversion feature and warrant issued in connection with Series K preferred stock		$2,632,000

Reduction of related party note receivable in consideration for asset transfer		$17,900

Beneficial conversion feature and warrants issued in connection with notes payable		$742,659

Fixed assets sold to third party in exchange for extinguishment of accounts payable		$152,000

Conversion of Seires D preferred stock to common stock		$408,000

Convesion of notes payable, accrued interest and accounts payable to common stock		$793,915

Return of common stock previously issued for conversion of accounts payable		$6,450

Return and retirement of subsidiary common stock in exchange for note receivable		$(81,000)

Supplement disclosure of non-cash investing and financing activities:

Series G preferred stock (face value)		$370,000
Series I preferred stock (face value)		1,600,000
Liquidation preferences on exchange		529,500
Accrued penalties on Series I preferred stock		128,000
Deemed dividends on Series G & I preferred stock		427,500

		$3,055,000
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	$(4,875,291)	$754,146
Net cash provided by investing activities	12,862,118	237,423
Net cash used in financing activities	(10,118,058)	(691,988)

	$(2,131,231)	$299,581

See notes to condensed consolidated financial statements.

HYDROGEN POWER, INC.

(FORMERLY KNOWN AS EQUITEX, INC. AND HYDROGEN POWER INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

1.	Business and organization, basis of presentation, recent events, management’s plans and significant accounting policies:

Business and organization:

On February 28, 2006, the Company (then known as “Equitex, Inc.”) held a special meeting of its shareholders authorizing the acquisition of Hydrogen Power, Inc. (“HPI”). Effective March 14, 2006, pursuant to an Agreement and Plan of Merger and Reorganization as amended (the “Merger Agreement”), the Company acquired all of the outstanding capital stock of HPI. On September 25, 2006, the Company filed a Certificate of Ownership with the Secretary of State of the State of Delaware pursuant to which HPI merged with and into the Company with the Company remaining as the surviving corporation to the merger. In connection with that merger, and as set forth in the Certificate of Ownership, the Company changed its corporate name to “Hydrogen Power, Inc.”. HPI, a Seattle based company, performs hydrogen-related testing, research and engineering, and has developed a patented system (HPI Hydrogen Now TM) that creates pure hydrogen from aluminum and water. The patented technology allows hydrogen gas to be generated on-site and on-demand, and is designed to directly power any fuel cell or internal combustion engine application. The HPI process can supply hydrogen at customized rates and pressures, and may provide hydrogen transportation and supply solutions from small portable applications to large stationary systems.

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

Prior to these events, Equitex, Inc. was a holding company, and through January 31, 2006, operated primarily through its majority-owned subsidiary FastFunds Financial Corporation (“FFFC”). As disclosed in the December 31, 2005 Form 10-K, the Company and FFFC also have several other non-operating wholly-owned subsidiaries. As of September 30, 2006, the Company owns and controls 80% of FFFC’s outstanding common stock. FFFC’s wholly-owned subsidiary Chex Services, Inc. (“Chex”), a Minnesota corporation, provided financial services prior to the sale of substantially all of Chex’s assets, which primarily consisted of check cashing, automated tell machine (ATM) access, and credit card advances to customers primarily at Native American owned casinos and gaming establishments (the “Asset Sale”). As a result of the Asset Sale, the operations of FFFC are presented retroactively as discontinued operations, and all of its operating assets, including liabilities, are presented as assets and liabilities of discontinued operations.

  Basis of presentation:

The condensed consolidated interim financial statements of the Company as of September 30, 2006, and for the three and nine months ended September 30, 2006 and 2005, have been prepared by the Company without audit by the Company’s independent auditors. In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of September 30, 2006, and for the periods ended September 30, 2006 and 2005, have been made. Except as described below, those adjustments consist only of normal and recurring adjustments.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the consolidated financial statements and notes thereto included in the Company’s Form 10-

HYDROGEN POWER, INC.

(FORMERLY KNOWN AS EQUITEX, INC. AND HYDROGEN POWER INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

1.	Business and organization, basis of presentation, recent events, management’s plans and significant accounting policies (continued):

Basis of presentation (continued):

K annual report filed with the Securities and Exchange Commission (“SEC”) on April 17, 2006. The results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the results to be expected for the full year.

On January 25, 2005, the Company effected a one-for-six reverse stock split. As a result of the reverse split, the number of shares outstanding and per share information for all prior periods have been retroactively restated to reflect the new capital structure.

The interim condensed consolidated financial statements presented herein include the financial statements of Hydrogen Power, Inc. and its wholly-owned subsidiaries, Key Financial Systems, Inc. (“Key”) and Nova Financial Systems, Inc. (“Nova”), and our majority-owned subsidiaries, FFFC and Denaris Corporation (“Denaris”) as of September 30, 2006 and December 31, 2005, and effective March 14, 2006, HPI. The excess of the losses for the nine months ended September 30, 2006 and 2005 applicable to minority interest has been charged to the Company and therefore no minority interest is reflected in the Company’s condensed consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated in consolidation.

Recent events:

Asset Sale:

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

Additionally, FFFC and Chex entered into a Transition Services Agreement (the “TSA”) with Game pursuant to which FFFC and Chex agreed to provide certain services to Game to ensure a smooth transition of the sale of the cash-access financial services business. Pursuant to the TSA, FFFC and Chex provided the necessary services and Game paid FFFC $150,000 per month. The TSA expired May 19, 2006, and FFFC recorded $477,500 of other income (included in loss from discontinued operations) pursuant to the agreement for the nine months ended September, 30, 2006.

Acquisition of HPI:

Pursuant to the Merger Agreement the purchase price of HPI consisted of the issuance of 2,338,990 shares of the Company’s common stock and the Company has reserved 132,122 shares to be issued upon exercise of options to purchase 1,550,000 shares of HPI common stock outstanding immediately prior to the time of the merger. These shares were valued at $9,909,159 based on the market price of the Company’s common stock of $4.01 on July 6, 2005 (the date the terms of the merger agreement were agreed to by the Company and the HPI shareholders). Pursuant to a Share Exchange Agreement dated December 5, 2005 with a shareholder of HPI, prior to the effective date of the merger, the Company issued 700,000 shares of its common stock in exchange for 850,000 shares of HPI common stock. These shares were valued at $2,526,300, which represented a 10% discount to the July 6, 2005, market price. The discount was applied to recognize restrictions on the marketability of the common stock issued. Additionally, the Company recorded acquisition costs of $227,162 in connection with the transaction.

HYDROGEN POWER, INC.

(FORMERLY KNOWN AS EQUITEX, INC. AND HYDROGEN POWER INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

1.	Business and organization, basis of presentation, recent events, management’s plans and significant accounting policies (continued):

Recent events (continued):

Acquisition of HPI (continued):

The Company also issued warrants to purchase up to 1,600,000 shares of its common stock at an exercise price of $3.00 per share in exchange for all outstanding warrants of HPI at the date of merger. The warrants are exercisable for the remainder of the unexpired term of the original HPI warrants through February 2007. The warrants were valued at $4,246,400 based on the Black-Scholes option pricing model.

The Company also issued to the stockholders of HPI 300,000 shares of its Series L Preferred Stock (the “Preferred Stock”). The Preferred Stock is convertible into the Company’s common stock in three equal installments of 100,000 shares each (referred to as the L-1, L-2 and L-3 Preferred Stock, respectively), on the 180th, 270th and 360th day following closing of the merger, respectively, with each installment convertible into 40% of the Company’s common stock outstanding immediately prior to such conversion. The conversion of the Preferred Stock is subject to the achievement by HPI of certain performance benchmarks as defined in the Certificate of Designation of Series L Preferred Stock, the satisfaction of which is to be determined by the Company in its sole discretion. In the event all three series of Series L Preferred Stock are converted into HP common stock, the former stockholders of HPI would own approximately 73% of the Company’s common stock on a post-transaction basis (assuming that the Company does not, prior to the conversion of the L-3 Preferred Stock, issue any additional shares of common stock other than pursuant to conversion of the Series L Preferred Stock). As of the date of this quarterly report, none of the preferred stock has been converted to common stock.

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

As a condition to the Merger Agreement, the Company was required to make a $5 million contribution of capital to HPI, which proceeds were transferred to HPI at closing. On March 14, 2006, the Company and FFFC entered into a Secured Promissory Note (the “Note”), a Stock Pledge Agreement (the “Pledge”) and a Profit Participation Agreement through which FFFC loaned the Company $5 million. The Note is due March 14, 2007, and accrues interest at 10% per annum. Pursuant to the Pledge, the Company has pledged all of its shares of HPI to FFFC to guarantee payment of the Note. Additionally, the parties executed the Profit Participation Agreement, whereby the Company granted to FFFC a net profit interest, as defined in the loan documents, in the amount of 10% of the net profit derived from the operations of HPI during the period the Note is outstanding.

HYDROGEN POWER, INC.

(FORMERLY KNOWN AS EQUITEX, INC. AND HYDROGEN POWER INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

1.	Business and organization, basis of presentation, recent events, management’s plans and significant accounting policies (continued):

Recent events (continued):

Acquisition of HPI (continued):

The Company is currently negotiating the terms of an agreement and series of transactions with the management of HPI that may result in a change in control of the Company’s board of directors and effect a change in the Company’s management. In addition, the negotiations may require the Company to divest a majority of its holdings of equity in FFFC and eliminate all intercompany obligations between the Company and FFFC. As of the date of this quarterly report, no agreements have been reached and no assurance can be given that one will be reached.

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

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Revenues	$ 30,000	$ 41,000	$ 575,000	$ 637,000

Net loss	(2,659,000)	(4,259,000)	(10,122,000)	(14,386,000)

Net loss applicable to common stockholders	(3,522,000)	(4,572,000)	(11,910,000)	(14,812,000)

Basic and diluted loss per common share	(0.28)	(0.44)	(1.02)	(1.55)

Shares used in per share calculation	12,777,648	10,284,286	11,711,355	9,542,067

Management’s plans:

The Company incurred a net loss of $6,211,204 for the nine months ended September 30, 2006, and the loss from continuing operations was $6,340,280. Additionally, the Company incurred previous significant losses, including a net loss of $8,842,237 and $7,457,983 for the years ended December 31, 2005 and 2004, respectively. Although the net losses included certain non-cash expenses of approximately $6,408,000 (2006), $4,937,000 (2005) and $4,051,000 (2004), it was becoming increasingly difficult for the Company to continue to fund its current operations and any future growth. Additionally, due to intense competition in the market and the lack of assurance that FFFC would be able to obtain renewals of its existing casino contracts, or to obtain contracts with new customers and FFFC’s difficulty in attracting and retaining experienced employees, the Company decided to complete the Asset Sale.

Management believes that the Asset Sale and its plans will provide sufficient resources to fund its 2006 debt payments and working capital needs, which will consist primarily of supporting the development stage operations of HPI, payment of salaries, rent and utilities for the foreseeable future, as well as allow the Company to meet its reporting compliance obligations as a SEC issuer through at least September 30, 2007.

HYDROGEN POWER, INC.

(FORMERLY KNOWN AS EQUITEX, INC. AND HYDROGEN POWER INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

1.	Business and organization, basis of presentation, recent events, management’s plans and significant accounting policies (continued):

Stock based compensation:

During the first quarter of fiscal 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 - revised 2004 (“SFAS 123R”) “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”.

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

The Company has various stock option plans which allow the Company to grant options to purchase shares of its common stock to attract, retain and motivate employees, consultants and directors. Options are generally granted with an exercise price equal to the Company’s market price of its common stock on the date of the grant and vest immediately upon issuance. All options outstanding during the periods ended September 30, 2006 and 2005 were fully-vested and exercisable. During the quarter ended September 30, 2006, the Company granted 40,000 options to a consultant to purchase shares of common stock at $2.00 per share and 407,500 options to purchase common stock to directors, officers, employees and consultants at $1.60 per share (the exercise prices were equal to the market value of the common stock on the date of the grant). These options were valued at $649,138 and are included in corporate selling, general and administrative expense for the three and nine months ended September 30, 2006. A summary of each plan and their outstanding balances at September 30, 2006, is as follows:

Options outstanding	1999 Plan	2003 Plan	2005 Plan	Total

January 1, 2006	1,667	484,966		486,633
Granted			447,500	447,500
Expired	(1,667)			(1,667)
September 30, 2006	0	484,966	447,500	932,466

Weighted average exercise price	-	$5.23	$1.64	$3.51
Weighted average remaining life	-	2.5 years	5.0 years	3.7 years
Aggregate intrinsic value	$0	$0	$0	$0

During the three and nine months ended September 30, 2005, FFFC granted to its officers and directors 385,000 options to purchase shares of common stock at an exercise price of $1.10 per share (the market value of FFFC’s common stock on the date of the grant). The Company did not grant any options during the three and nine months ended September 30, 2005.

Had compensation cost for stock based awards issued by FFFC to employees, officers and directors been determined based on the fair values at the grant dates for awards under the plans consistent with the fair value recognition provision of SFAS No. 123, the Company’s results would have been changed to the pro forma amounts indicated below:

	Three months ended September 30,	Nine months ended September 30,
	2005	2005

Net loss	$ (2,402,464)	$ (8,086,400)

HYDROGEN POWER, INC.

(FORMERLY KNOWN AS EQUITEX, INC. AND HYDROGEN POWER INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

1.	Business and organization, basis of presentation, recent events, management’s plans and significant accounting policies (continued):

Stock based compensation (continued):

	Three months ended September 30,	Nine months ended September 30,
	2005	2005
ADD: Stock-based employee compensation expense included in reported net loss, net of taxes	9,500	9,500

DEDUCT: Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	(191,500)	(191,500)

Pro forma net loss	$ (2,584,464)	$ (8,268,400)

Net loss per share:

Basic and diluted - as reported	$ (0.39)	$ (1.31)

Basic and diluted - pro forma	$ (0.42)	$ (1.34)

Recently issued accounting pronouncements:

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact the adoption of FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. Management does not believe this adoption of SAB No. 108 will have an impact on its consolidated financial statements.

2.	Discontinued operations and assets held for sale:

FFFC:

The carrying amount at September 30, 2006 and December 31, 2005, of assets and liabilities of FFFC are presented as discontinued operations at September 30, 2006, and as assets held for sale and liabilities associated with assets for sale at December 31, 2005, as follows:

HYDROGEN POWER, INC.

(FORMERLY KNOWN AS EQUITEX, INC. AND HYDROGEN POWER INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

2.	Discontinued operations and assets held for sale (continued):

FFFC (continued):

ASSETS	2006	2005

Cash and cash equivalents	$1,933,908	$8,273,253
Accounts receivable		163,044
Notes and interest receivable		75,461
Property and equipment, net	16,816	1,077,802
Goodwill		5,636,000
Intangible and other assets		2,183,902
Deferred tax asset		4,200,000
Other assets	200	388,004

	$1,950,924	$21,997,466
LIABILITIES

Checks issued in excess of cash in bank	$89,556
Accounts payable	332,275
Accrued expenses	439,871	$69,800
Notes payable to individuals	3,404,061
Capital lease obligations		84,247
Deferred tax liability		2,867,000

	$4,265,763	$3,021,047

Losses from discontinued operations for the three and nine months ended September 30, 2006 and 2005 of FFFC were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Revenues		$4,980,377	$2,192,382	$13,966,926
Operating expenses	$(407,008)	(5,552,493)	(4,294,390)	(15,132,418)
Loss from operations	(407,008)	(572,116)	(2,102,008)	(1,165,492)
Gain on sale of assets			4,145,835
Other expenses	(113,328)	(669,623)	(1,548,551)	(2,657,812)
Income tax benefit (expense)	238,327	(8,000)	(365,673)	(24,000)

Net (loss) income	$(282,009)	$(1,249,739)	$129,603	$(3,847,304)

Key:

The carrying amounts of assets and liabilities of Key (presented as discontinued operations) at September 30, 2006 and December 31, 2005 are as follows:

	September 30,	December 31,
	2006	2005

Cash	$213	$140

Accounts payable	$515,395	$513,395

HYDROGEN POWER, INC.

(FORMERLY KNOWN AS EQUITEX, INC. AND HYDROGEN POWER INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

2.	Discontinued operations and assets held for sale (continued):

Key (continued):

Key had no revenues for the three and nine months ended September 30, 2006 and 2005. Losses incurred by Key for the three and nine-months ended September 30, 2006 were $0 and $527 and for the three and nine-months ended September 30, 2005 were $1,548 and $6,917, respectively.

3.	Notes and interest receivable:

Notes receivable at September 30, 2006 and December 31, 2005, consist of the following:

	2006	2005

Notes receivable, HPI [A]		$3,000,000
Notes receivable from Equitex 2000, Inc., an affiliate of the Company through common control	$1,118,870	1,190,674
Note receivable, Chex customer	201,500	336,500
Note receivable, Paymaster Jamaica	500,000	500,000
Notes receivable from various Chex employees		25,461
Notes receivable from Coast ATM, LLC	50,000	50,000
	1,870,370	5,102,635
Interest receivable, related party	95,463	158,852
Notes receivable, net of current portion, before valuation allowance	1,965,883	5,261,487

Less valuation allowance [B]	(1,606,500)	(1,286,500)

	359,333	3,974,987

Less net amount included in assets of discontinued operations (2006) and assets held for sale (2005)		(75,461)

Notes and interest receivable, net, long-term	$359,333	$3,899,526

[A]  In September 2005, in connection with the Merger Agreement, the Company loaned HPI $3,000,000 under a Secured Convertible Promissory Note (the “SCPN”). The SCPN was to mature on September 16, 2008. The Company agreed to forgive payment of the $3 million plus accrued interest as a condition of closing. In March 2006, the Company accounted for the forgiveness as a contribution of capital and the proceeds were transferred to HPI at closing.

[B] A summary of the valuation allowance is as follows:

	2006	2005

Equitex 2000, Inc.	$1,105,000	$700,000
Paymaster Jamaica	250,000	250,000
Chex customer	201,500	336,500
Coast ATM, LLC	50,000

	$1,606,500	$1,286,500

4.	Convertible and other promissory notes and long-term debt:

Convertible and other promissory notes and long-term debt at September 30, 2006 and December 31, 2005, consist of the following:

HYDROGEN POWER, INC.

(FORMERLY KNOWN AS EQUITEX, INC. AND HYDROGEN POWER INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

4.	Convertible and other promissory notes and long-term debt (continued):

	September 30,	December 31,
	2006	2005

Notes payable to individual investors	$3,404,061	$11,301,497
Notes payable to affiliates through common ownership	2,709	380,351
Convertible promissory notes, net of discount of $432,815 (2006) and $765,833 (2005) [A]	2,383,585	5,287,323
Note payable to officers	14,344	234,344
Notes payable to third parties	109,514	180,294
Obligations under capital leases		84,247
	5,914,213	17,468,056

Less amounts included in liabilities of discontinued operations (2006) and liabilities associated with assets held for sale (2005)	(3,404,061)	(84,247)
Less current maturities	(2,132,182)	(15,275,386)

Long-term debt, net of current portion	$377,970	$2,108,423

[A] In December 2004, FFFC closed on the sale of $1,774,064 of unsecured convertible promissory notes (the “Convertible Notes”) with various note holders (the “Holders”). The Convertible Notes carried a stated interest rate of 9.5% per annum, had a 9-month original term, and were convertible at the holders’ option (including any unpaid interest) into shares of FFFC common stock at a rate of $1.00 per share for a three-year period commencing on the due date. The Holders also received warrants to purchase an aggregate of 1,774,064 shares of FFFC common stock at an exercise price of $2.00 per share. During the year ended December 31, 2005, FFFC repaid $611,564 of these Convertible Notes. During the nine months ended September 30, 2006, FFFC repaid an additional $1,012,500 of these Convertible Notes. In consideration of not meeting the original payment term on certain amounts, FFFC agreed to issue 200,000 shares of its common stock to the Holders. The Holders also agreed to surrender 800,000 of the FFFC warrants originally received to purchase 800,000 shares of FFFC common stock. The value of the 200,000 shares of FFFC common stock issued did not exceed the value of the 800,000 FFFC warrants at the time of the exchange and accordingly, no additional expense was recorded.

In May 2006, FFFC and the Company negotiated a settlement regarding the remaining $150,000 of these Convertible Notes, whereby the Company issued 42,182 shares of its common stock to the Holders in exchange for payment of the Convertible Notes. The fair market value of the 42,182 shares of common stock issued by the Company was $212,155, and accordingly, $62,155 is included in interest expense (included in loss from discontinued operations) for the nine months ended September 30, 2006. The Company also issued warrants to purchase 21,091 shares of its common stock at $5.10 per share, expiring three years after the date of issuance. The warrants were valued at $73,882 based on the Black-Scholes option-pricing model, which is included in interest expense (included in loss from discontinued operations) for the nine months ended September 30, 2006. Additionally, FFFC agreed to lower the exercise price of warrants to purchase 300,000 shares of its common stock from $2.00 to $1.75 per share. As a result of this reduction in the exercise price, FFFC recognized an additional $26,400 of interest expense (included in loss from discontinued operations) for the nine months ended September 30, 2006.

As of December 31, 2005, FFFC also had $200,000 of outstanding convertible promissory notes issued in June 2004. These notes carried interest at 5% per annum, and unless converted, were due in April 2007. The notes were convertible into shares of FFFC common stock at $0.10 per share based on certain criteria. In May 2006, the Company negotiated a settlement regarding these convertible notes, whereby the Company issued 180,000 shares of its common stock. The fair market value of the 180,000 shares of common stock issued by the Company as of the date of the settlement was $870,000 and accordingly, an additional $670,000 was recognized as a loss on extinguishment of debt (included in loss from discontinued operations) for the nine months ended September 30, 2006. In addition, FFFC recorded $351,000 of expenses related to the settlement of $200,000 of convertible debt. The settlement terms stipulate a price protection clause whereby the Company must reimburse the former debt holders if the

HYDROGEN POWER, INC.

(FORMERLY KNOWN AS EQUITEX, INC. AND HYDROGEN POWER INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

4.	Convertible and other promissory notes and long-term debt (continued):

market price of the Company’s common stock issued to them in the settlement is below $4.00 per share at the time they sell the stock. As a result, the Company has recorded a liability of $432,000 and an additional loss on extinguishment of debt of $81,000 and $351,000 (included in discontinued operations) for the three and nine months ended September 30, 2006, respectively, representing the difference between the market value of the shares issued as of September 30, 2006 and the $4.00 stated in the settlement agreement. Pursuant to the terms of the settlement agreement, HP is required to file a registration statement covering the resale of these shares of common stock and is to use its best efforts to cause the same to be effective on or before June 26, 2006. The Company is in the process of registering these shares. However, as the registration statement has not yet been declared effective, FFFC has incurred certain liquidating damages per the terms of the settlement agreement. Accordingly, $19,000 has been recorded as a liability and is included in loss on debt extinguishment (included in loss from discontinued operations) as of and for the three and nine months ended September 30, 2006.

5.	Commitments and contingencies:

Bonus to officer:

In June 2003, the Company’s Board of Directors approved a bonus arrangement with the Company’s president. The bonus arrangement provides for an annual bonus to be calculated quarterly based on 5% of the increase in the market value of the Company’s common stock, accrued quarterly, beginning with the closing price as reported by Nasdaq or other exchange on December 31 of each year, and ending with the closing price on December 31 of the following year. Payments under the bonus arrangement are to be made at the discretion of the Company’s management from time to time, as cash flow permits. There was no compensation expense recorded under this arrangement for the three and nine months ended September 30, 2006, as the market value of the Company’s common stock has not increased since January 1, 2006. Compensation expense recorded under this arrangement was $611,000 and $696,000 for the three and nine months ended September 30, 2005. As of September 30, 2006 and December 31, 2005, approximately $410,000 is included in accrued liabilities.

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

Nocompensation expense has been recorded for the nine months ended September 30, 2006 under the Plan, as the market value of FFFC common stock has not increased from January 1, 2006.

Board of Directors compensation:

In September 2006, the Board of Directors approved a compensation plan for its directors, which included a one-time payment of approximately $30,000 in the aggregate, to the three independent directors of the Company. The plan also authorizes an annual fee to be paid to each of the three independent directors of $12,240 effective January 1, 2006. The Board of Directors also approved the issuance of 225,000 stock options to the directors in the aggregate, for services performed (Note 7).

HYDROGEN POWER, INC.

(FORMERLY KNOWN AS EQUITEX, INC. AND HYDROGEN POWER INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

5.	Commitments and contingencies (continued):

Subsidiary board of director’s compensation:

In September 2005 FFFC’s Board of Directors authorized a new compensation plan for its directors, which includes the grant of 30,000 options to purchase FFFC common stock to each director on an annual basis, as well as annual compensation of $25,000 to each director, to be paid monthly. Accordingly, in September 2005, 60,000 options to purchase FFFC common stock were granted with an exercise price of $1.10 (the market value of the common stock on the date of the grant) for services provided during 2004 and 2005 and cash compensation of approximately $29,200 was paid to each FFFC director for the period of July 2004 through August 30, 2005. Additionally, FFFC’s secretary was granted 20,000 options at $1.10 per share (the market value of the common stock on the date of the grant). All options are fully-vested at the date of the grant. Beginning with the monthly fee due September 1, 2006, the Board of Directors temporarily suspended the monthly payment.

Litigation:

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows of the Company.

Consulting agreements:

In February 2006, FFFC entered into a consulting agreement with a financial advisor (a former officer of FFFC) to provide assistance to FFFC in the placement of debt or equity financing with prospective investors. The term of the agreement is for three years, but can be terminated at any time by either party with 60 days notice. The advisor is compensated during the term of the consulting agreement as the advisor is deemed successful in completing debt or equity financings for or on behalf of FFFC. Through September 30, 2006, the financial advisor assisted FFFC in restructuring and or obtaining $3,404,061 of investor notes. Pursuant to the agreement, the advisor was paid $134,972 and received 75,000 shares of the Company’s common stock, valued at $224,215, accordingly, $71,808 and $224,215 is included in loss from discontinued operations for the three and nine months ended September 30, 2006.

In addition, the advisor received warrants to purchase up to 436,206 shares of FFFC’s common stock at an exercise price of $1.00 per share. The warrants were valued at $355,000 based upon the Black-Scholes option-pricing model which was included loss from discontinued operations for the nine months ended September 30, 2006.

In conjunction with the Asset Sale, a FFFC director and former officer (the “Director”) signed a five-year non-compete agreement with the buyer and also signed a release, waiving his right to any future commissions that he was previously entitled to. The Company agreed to compensate the Director $100,800 annually, over the five-year term of the non-compete agreement. Such compensation is to be applied to reduce the loan and interest receivable from the Director. If the Director breaches his non-compete agreement, the Director is no longer entitled to compensation and will be liable for any amount remaining on the loan. Accordingly, FFFC recognized $25,200 and $67,200 for the three and nine months ended September 30, 2006, respectively, (included in loss from discontinued operations) and the interest and note receivable was reduced by $67,200.

On July 31, 2006, the Company entered into a consulting agreement with a third party to provide financial services. Under the consulting agreement, which has a term of one year, the financial advisor is to receive a total of 300,000 shares of the Company’s common stock, of which 225,000 shares have been issued and 75,000 shares are to be issued on December 31, 2006. The 300,000 shares were valued at $555,000 or $1.85 per share (the market price of the common stock on the date of the agreement). The cost of the services is being amortized on a straight-line basis as earned over the one year term of the agreement. Accordingly, approximately $46,000 for the three and nine months ended September 30, 2006 is included in corporate selling, general and administrative expense. Pursuant to the consulting agreement, the advisor is

HYDROGEN POWER, INC.

(FORMERLY KNOWN AS EQUITEX, INC. AND HYDROGEN POWER INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

5.	Commitments and contingencies (continued):

Consulting agreements (continued):

required to provide strategic corporate advice relating to potential mergers, acquisitions and dispositions and other corporate transactions, including such services provided to the Company with respect to its acquisition of Hydrogen Power, Inc., reasonably requested by Company from time to time during the term of the consulting agreement.

On July 31, 2006 the Company entered into a consulting agreement with a third party to provide financial services to the Company. Pursuant to the agreement, which has a term of one year, the Company issued 40,000 shares of common stock and a warrant to purchase 150,000 shares of common stock at an exercise price of $1.98 per share (the market price of the common stock on the date of the agreement), expiring three years from the date of issuance. The 40,000 shares of common stock were valued at $74,000 or $1.85 per share (the market price of the common stock on the date of the agreement). The warrant to purchase 150,000 shares of common stock was valued at $201,600 based upon the Black-Scholes option-pricing model. The cost of the services is being amortized on a straight-line basis as earned over the one year term of the agreement. Accordingly, approximately $54,000 for the three and nine months ended September 30, 2006 is included in corporate selling, general and administrative expense.

6.	Redeemable preferred stock:

Series K convertible preferred stock:

In August 2005, the Company issued 3,055 shares of 6% Series K convertible preferred stock (the “Series K Preferred Stock”) along with warrants to purchase 175,000 shares of common stock in exchange for all outstanding shares of Series G and I preferred stock. The Company reduced the carrying value of the Series K Preferred Stock by the relative fair value of the warrants ($355,000), which was based on the Black-Scholes option-pricing model, with an offset to additional paid-in capital. The Series K Preferred Stock is convertible at the holder’s option at any time through June 2009 into shares of the Company’s common stock at a conversion price equal to the lesser of (i) $2.75 per share and (ii) 65% of the 5 day average closing bid price of the Company’s common stock as specified in the agreement, provided that the percentage of the 5 day average closing bid price shall increase to 75% upon the occurrence of certain events. The holder of each share of the Series K Preferred Stock is entitled to cumulative dividends at 6% per annum, payable quarterly, with an 18% dividend default rate. Dividends are payable in cash or shares (at market value) of the Company’s common stock. The beneficial conversion feature was valued at $2,277,000 using the effective conversion price. As a result, the Company reduced the carrying value of the Series K Preferred Stock for this amount with an offset to additional paid-in capital. The warrants and beneficial conversion feature are being accreted over the four-year term of the Series K Preferred Stock, and as a result, loss applicable to common stockholders was increased by $390,000 for the nine months ended September 30, 2006. Additionally, during the nine months ended September 30, 2006, based on the conversion of 1,400 shares of Series K since December 31, 2005, the Company accreted an additional $1,304,000, with an offset to additional paid-in capital.

In the event the common stock of the Company achieves certain benchmarks, the Series K Preferred Stock is redeemable by the Company at a redemption price of $1,350 per share plus accrued and unpaid dividends. In the event the holders do not elect to convert the Series K Preferred Stock during the conversion period, the Series K Preferred Stock is required to be redeemed by the Company at stated value plus accrued unpaid dividends. Due to the terms and conditions of the Series K Preferred Stock, which may require redemption which is outside the control of the Company, the Series K Preferred Stock is not included in stockholders’ equity at September 30, 2006. During the nine months ended September 30, 2006, 1,400 shares of the Series K Preferred Stock, plus cumulative unpaid dividends of $70,750, were converted into 1,193,143 shares of common stock, at a conversion prices of $1.11 to $2.75 per share for the 1,400 shares of Series K Preferred Stock and $1.70 to $5.13 for the unpaid dividends.

HYDROGEN POWER, INC.

(FORMERLY KNOWN AS EQUITEX, INC. AND HYDROGEN POWER INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

7.	Stockholders’ equity:

Notes, interest and stock subscription receivable:

At September 30, 2006, notes and interest receivable from a Director of Chex of $480,166 are presented as a reduction in stockholders’ equity based on management’s evaluation of repayment intentions. The notes are due on demand and the Company is no longer accruing interest on these notes due to uncertainty as to collection. The notes are collateralized by unregistered shares of the Company’s common stock. Pursuant to the consulting agreement between FFFC and the Director, all compensation earned under the agreement will be applied to these receivables.

At December 31, 2005, $135,000 is presented as a stock subscription receivable related to 25,000 shares of FFFC common stock that were issued to convertible noteholders. The $135,000 was written off during the second quarter of 2006 in conjunction with the settlement agreement with the convertible noteholders as described in Note 4.

Issuances of common stock:

During the nine months ended September 30, 2006, the Company issued 414,236 shares of common stock valued at $1,439,142 as payment on long-term debt and accrued interest of $1,194,770. The stock was issued at 80% to 85% of market value and accordingly, the Company recorded additional expense of $86,173 and $244,372, for the three and nine months ended September 30, 2006.

During the nine months ended September 30, 2006, the Company issued 203,288 shares of its common stock to third parties to satisfy convertible promissory notes and accrued interest aggregations of $467,642. The stock issued was valued at $580,788, (representing approximately a 20% discount to the ten day average market price prior to the conversion) and accordingly, the Company has included $49,174 and $113,146 in additional interest expense for the three and nine months ended September 30, 2006.

During the nine months ended September 30, 2006, the Company issued 357,307 shares of common stock valued at $1,600,487 to satisfy $730,861 of convertible notes and other liabilities of FFFC. The stock was issued at approximately 85% of market value, and accordingly, the Company recorded an additional expense of $71,808 and $869,626 (included in loss from discontinued operations) for the three and nine months ended September 30, 2006.

During the nine months ended September 30, 2006, the Company issued 60,000 shares of common stock and warrants to purchase 60,000 shares of the Company’s common stock to third parties in conjunction with a private placement. The warrants have a term of three years and an exercise price of $5.00. The Company received $240,000 in the private placement. The market price of the common stock on the date of the grant was $4.61 per share.

During the nine months ended September 30, 2006, the Company issued 28,179 shares of common stock valued at $66,606 in consideration of not meeting the due date on a promissory note. Accordingly, $33,391 and $66,606 is included in interest expense for the three and nine months ended September 30, 2006.

During the nine months ended September 30, 2006, the Company issued 70,000 shares of common stock upon the exercise of warrants to purchase 70,000 shares of common stock. The Company received proceeds of $105,000 upon the exercise.

HYDROGEN POWER, INC.

(FORMERLY KNOWN AS EQUITEX, INC. AND HYDROGEN POWER INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

7.	Stockholders’ equity (continued):

Treasury stock transactions:

In March 2006, the Company issued 1,200,000 shares of its common stock to FFFC in satisfaction of $6,144,000 in notes, advances and interest payable that the Company and its majority-owned subsidiary owed FFFC and Chex.

During the nine months ended September 30, 2006, FFFC purchased 41,858 shares of the Company’s common stock  from a third party for $192,299 or $4.59 per share (the market price of the Company’s common stock on the purchase date). The cost of the shares has been added to treasury stock.

Options:

In September 2006, the Board of Directors granted options to employees, directors, officers and consultants to purchase 447,500 shares of common stock at an exercise price ranging from $1.60 to $2.00 per share (the market price of the common stock on each of the grant dates), expiring five years from the grant date. The options were valued at $649,138 based on the Black-Scholes option pricing model and are included in corporate selling, general and administrative for the three and nine months ended September 30, 2006, as they vested immediately upon issuance.

Warrants:

During the nine months ended September 30, 2006, the Company issued warrants to noteholders as part of a settlement to purchase 66,750 shares of the Company’s common stock for a period of three years at exercise prices of $2.00 and $4.71 per share. The market prices as of the date of the issuances ranged from $3.22 to $5.15. These warrants were valued at $224,972 based on the Black-Scholes option pricing model and are included in corporate general, selling and administrative expense for the nine months ended September 30, 2006.

During the nine months ended September 30, 2006, the Company issued warrants (to FFFC convertible noteholders as part of a settlement) to purchase 21,091 shares of the Company’s common stock for a period of three years at an exercise price of $5.10 per share (the market price of the common stock on the date the terms of the settlement were reached). These warrants were valued at $73,882 based on the Black-Scholes option pricing model and are included in loss from discontinued operations for the nine months ended September 30, 2006.

During the nine months ended September 30, 2006, the Company reduced the exercise price of warrants to purchase 155,000 shares of common stock from $4.71 to $2.00 and extended the terms for five years. The repriced and extended warrants were valued at $80,899 in excess of the remaining value of the original warrants at the date of the modifications based on the Black-Scholes option-pricing model. Accordingly, $68,267 and $80,899 are included in interest expense for the three and nine months ended September 30, 2006.

In March 2006, in conjunction with the HPI acquisition, the Company issued warrants to purchase 1,600,000 shares of the Company’s commons tock for a one year period, at an exercise price of $3.00 per share. The warrants were valued at $4,246,400 based on the Black-Scholes option pricing model and are included as part of the purchase price of HPI.

In September 2006, the Company lowered the exercise price of the warrants to purchase 362,666 shares of common stock that were issued in 2005 in conjunction with a private placement from $5.50 to $1.50 per share for those warrant holders who cared to exercise their warrants prior to September 29, 2006. As an additional incentive for the warrant holders to exercise their warrants, the Company authorized the issuance of one new warrant to purchase one share of the Company’s common stock for each two shares issued upon exercise of the original warrant. As of September 30, 2006, warrants to purchase 70,000 shares of common stock were exercised and accordingly, the Company issued warrants to purchase 35,000 shares of common stock with an

HYDROGEN POWER, INC.

(FORMERLY KNOWN AS EQUITEX, INC. AND HYDROGEN POWER INTERNATIONAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

7.	Stockholders’ equity (continued):

Warrants (continued):

exercise price of $2.25 per share, expiring five years from the date of issuance. The warrants were valued at $44,450 based on the Black-Scholes option-pricing model and are included in corporate general, selling and administrative expense for the three and nine months ended September 30, 2006.

8.	Income taxes:

Income tax expense for the three and nine months ended September 30, 2006, was $237,000 and $974,000, respectively. This amount represents income taxes recorded as a result of the Asset Sale in January 2006.  In addition, the Company has not recognized a tax benefit related to net operating losses generated during the nine months ended September 30, 2006, as realization of the deferred tax asset is not considered more likely than not, and therefore an allowance has been applied against this amount.

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

GENERAL

Hydrogen Power, Inc. (“HP or the “Company”) formerly known as Equitex, Inc. and Hydrogen Power International, Inc. is a holding company, and through January 31, 2006, operated primarily through its majority-owned subsidiary FastFunds Financial Corporation (“FFFC”). As disclosed in the December 31, 2005 Form 10-K, HP and FFFC also have several other non-operating wholly-owned subsidiaries. As of September 30, 2006, HP owns and controls 80% of FFFC’s outstanding common stock.

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

On March 14, 2006, the Company acquired Hydrogen Power, Inc. (“HPI”). This acquisition is described below. HP is currently negotiating the terms of an agreement and series of transactions with the management of HPI that may result in a change in control of HP’s board of directors and effect a change in HP’s management. In addition, the negotiations may require HP to divest all or substantially all of its holdings of equity in FFFC and eliminate all intercompany obligations between HP and FFFC. As of the date of this quarterly report no agreements have been reached and no assurance can be given that one will be reached.

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2005, 2004 and 2003. The financial results presented for the three and nine-months ended September 30, 2006 and 2005 are those of FastFunds Financial Corporation (“FFFC”), Key Financial Systems, Inc. (“Key”), Nova Financial Systems, Inc. (“Nova”) and Denaris Corporation (“Denaris”), on a consolidated basis with those of HP and since March 14, 2006, HPI. FFFC sold substantially all of its assets in January 2006 and Key ceased “run-off” operations in the fourth quarter of 2003, accordingly, FFFC’s and Key’s results for both periods are presented in a one-line presentation and are included in “income (loss) from discontinued operations”.

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

Pursuant to a Share Exchange Agreement dated December 5, 2005 with a shareholder of HPI, Aton Select Fund Limited (“Aton”), prior to the effective time of the merger, HP issued 700,000 shares of its common stock in exchange for 850,000 shares of HPI common stock held by Aton. These shares were valued at $2,526,300, a 10% discount to the July 6, 2005 market price. The Share Agreement was contemplated in the merger agreement, and accordingly, the total shares issued or reserved to HPI shareholders were 3,171,112, or approximately 29% of the Company’s common stock outstanding at the time of the merger.

The Company also issued to the stockholders of HPI 300,000 shares of its Series L Preferred Stock (the “Preferred Stock”). The Preferred Stock is convertible into HP common stock in three equal installments of 100,000 shares each (referred to as the L-1, L-2 and L-3 Preferred Stock, respectively), on the 180th, 270th and 360th day following closing of the merger, respectively, with each installment convertible into 40% of HP common stock outstanding immediately prior to such conversion. The conversion of the Preferred Stock is subject to the achievement by HPI of certain performance benchmarks as defined in the Certificate of Designation of Series L Preferred Stock, the satisfaction of which is to be determined by HP in its sole discretion. In the event all three series of Series L Preferred Stock are converted into HP common stock, the former stockholders of HPI would own approximately 73% of HP’s common stock on a post-transaction basis (assuming that HP does not, prior to the conversion of the L-3 Preferred Stock, issue any additional shares of common stock other than pursuant to conversion of the Series L Preferred Stock). As of the date of this quarterly report no Preferred Stock has been converted to common stock.

In addition, the Company issued warrants to purchase up to 1,600,000 shares of HP common stock at an exercise price of $3.00 per share in exchange for all outstanding warrants of HPI at the date of merger. The warrants are exercisable for the remainder of the unexpired term of the original HPI warrants through February 2007. The warrants were valued at $4,246,400 based on the Black-Scholes option pricing model.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources during the nine months ended September 30, 2006, have been primarily provided through the January 31, 2006, Asset Sale which provided the Company with net cash proceeds of $13,710,630 ($12,712,784 after adjustments for certain transaction related expenses and liabilities assumed by Game).

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

For the nine months ended September 30, 2006, net cash used in operating activities was $5,147,637 compared to $1,266,730 for the nine months ended September 30, 2005. The net loss for the nine months ended September 30, 2006 decreased to $6,211,204 from $8,086,400 for the nine months ended September 30, 2005. The decrease in net loss was primarily attributable to the gain on the Asset Sale of $4,145,835. The gain was offset by losses of FFFC of approximately $4,851,000 and an increase in deferred income taxes of $1,333,000 (including $365,673 in discontinued operations). Adjustments to the current period’s results included non-cash expenses of approximately $6,407,000, significantly comprised of $2,054,915 of expenses related to stock and warrants issued, $1,333,000 of deferred income taxes, $860,788 of non-cash and stock based expenses, $1,287,685 for depreciation and amortization and $518,392 for increases to allowances on notes receivable and bad debt expense.

Net cash provided by investing activities for the nine months ended September 30, 2006 was $15,101,348 compared to cash used in investing activities of $2,795,255 for the nine months ended September 30, 2005. Net cash provided in 2006 investing activities was primarily attributable to the net proceeds of $12,712,784 from the Asset Sale and $2,203,121 cash acquired in the HPI acquisition.

Net cash used in financing activities for the nine months ended September 30, 2006 was $10,903,105 compared to cash provided by financing activities for the nine months ended September 30, 2005 of $4,200,777. The significant activity for the nine months ended September 30, 2006 included the receipt of $695,000 from the issuances of notes payable and $240,000 received from a private placement and $105,000 received from the exercise of warrants. In addition, the Company repaid $10,734,983 of notes payable and $1,015,823 of checks issued in excess of bank cash from the proceeds of the Asset Sale. The significant activity for the nine months ended September 30, 2005, included the Company receiving proceeds of $4,078,000 upon the issuance of notes payable, receiving $243,833 upon the sale of 82,308 shares of treasury stock by Chex, proceeds of $1,998,996 received from the private placement and proceeds received of $906,644 upon the exercise of options and warrants. These proceeds were used for the repayment of notes payable of $2,857,696.

For the nine months ended September 30, 2006, net cash decreased by $949,394 compared to an increase of $138,792 for the nine months ended September 30, 2005. Ending cash at September 30, 2006, was $7,457,400 compared to $8,528,478 at September 30, 2005. The cash balances include cash included in discontinued operations of $1,933,908 and $8,067,556 at September 30, 2006 and 2005, respectively.

RESULTS OF OPERATIONS

Financial statements for the three and nine months ended September 30, 2006 and 2005 report the Company’s subsidiaries FFFC and Key as discontinued operations.

REVENUES

Consolidated revenues from continuing operations, which consist of credit card income on Nova’s remaining portfolio, for the three and nine months ended September 30, 2006, was $30,363 and $97,731 compared to consolidated revenues of $40,995 and $159,573 for the three and nine months ended September 30, 2005.

CORPORATE SELLING, GENERAL AND ADMINISTRATIVE

Corporate expenses include those of HP, Denaris, Nova and as of March 14, 2006, HPI. Total corporate activity expenses for the three and nine months ended September 30, 2006 and 2005 were comprised as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Employee costs	$ 382,581	$ 739,881	$ 920,028	$ 1,048,154
Accounting and legal	371,034	141,171	691,261	661,638
Impairment of notes receivable			200,000	1,901,911
Stock, options and warrant costs	428,275		658,382
Other	986,427	79,435	2,089,685	374,174

	$2,168,317	$ 960,487	$4,559,356	$3,985,877

Employee costs for the three months ended September 30, 2006, were $357,300 lower than for the three months ended September 30, 2005. The decrease was caused by the inclusion in the 2005 period of $610,570 of officer’s bonuses, which were not incurred in 2006. This decrease was offset by the inclusion of HPI costs of $235,000 for the three months ended September 30, 2006. Employee costs for the nine months ended September 30, 2006 decreased by $128,126 from the nine months ended September 30, 2005. Included in the 2006 period are costs of $551,033 related to HPI. The 2005 costs include $696,073 of officer’s bonus, which were not incurred in 2006. Accounting and legal expense increased by $229,863 and $29,623 for the three and nine months ended September 30, 2006 compared to September 30, 2005. The increase was primarily attributable to expenses incurred by HPI of approximately $130,000 and $280,000 for the three and nine months ended September 30, 2006.

During the nine months ended September 30, 2006, the Company increased the allowance related to notes receivable from Equitex 2000, Inc. by $200,000, compared to an increase of $1,901,911 (of which $1,596,911 was related to iGames) for the nine months ended September 30, 2005.

For the three and nine months ended September 30, 2006, the Company recognized an expense of $428,275 and $658,382 for the issuance of stock, options and warrants. Other expenses for the nine months ended September 30, 2006 and 2005 include the general operating costs of HP, Denaris, Nova and from March 14, 2006, HPI. The 2006 results include operating expenses of HPI of $162,433 and $384,329 for the three and nine months ended September 30, 2006 (from March 14, 2006, the date of the acquisition of HPI), as well as $268,000 and $601,000 for the three and nine months ended September 30, 2006 for amortization related to the intangible assets acquired in the acquisition of HPI.

OTHER INCOME (EXPENSE):

Consolidated other expenses for the three and nine months ended September 30, 2006 was $262,877 and $904,655 compared to other expenses of $231,685 and $405,875 for the three and nine months ended September 30, 2005. Interest expense increased by $85,746 and $598,679 for the three and nine months ended September 30, 2006 compared to September 30, 2005. The increase was primarily attributable to the increase in non-cash interest expense of approximately $230,000 and $630,000 related to the settlement of various obligations to note holders for the three and nine months ended September 30, 2006. Interest income decreased by $54,554 and $99,899 for the three and nine months ended September 30, 2006 compared to September 30, 2005.

DISCONTINUED OPERATIONS

Discontinued operations represent the operations of FastFunds and Key. The loss from discontinued operations was $282,009 for the three months ended September 30, 2006 compared to $1,281,287 for the three months ended September 30, 2005. The gain from discontinued operations was $129,076 for the nine months ended September 30, 2006, compared to a loss of $3,854,221 for the nine months ended September 30, 2005.

The results were comprised of as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

FastFunds	$ (282,009)	$(1,249,739)	$129,603	$ (3,847,304)
Key		(1,548)	(527)	(6,917)

	$ (282,009)	$(1,251,287)	$129,076	$(3,854,221)

The results of FastFunds for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Revenues		$ 4,980,377	$ 2,192,382	$ 13,966,926
Location expenses	$ (12,296)	(3,643,216)	(1,213,074)	(10,308,586)
Location support expenses	(394,712)	(1,909,277)	(3,081,316)	(4,823,832)
Other expenses	(113,328)	(669,622)	(1,548,551)	(2,657,812)
Gain on sale of assets			4,145,835
Income tax benefit (expense)	238,327	(8,000)	(365,673)	(24,000)

Net (loss) income	$ (282,009)	$(1,249,738)	$ 129,603	$ (3,847,304)

INCOME TAX EXPENSE

Income tax expense for the three and nine months ended September 30, 2006 was $237,000 and 924,000, respectively, and is primarily related to the income taxes as a result of the Asset Sale in January 2006. In addition, the Company has not recognized a tax benefit related to net operating losses generated during the nine months ended September 30, 2006, as realization of the deferred tax asset is not considered more likely than not and therefore an allowance has been applied against this amount.

CONTRACTUAL OBLIGATIONS

There were no new material contractual obligations during the quarter ended September 30, 2006.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after

December 15, 2006. The Company is currently assessing the impact the adoption of FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the SEC issued SAB No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. Management does not believe the adoption of SAB No. 108 will have an impact on its consolidated financial statements.

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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt. The Company has only fixed rate debt, as follows:

	September 30,		December 31,
Contractual obligation	2006		2005	Interest rate

Notes payable (1)	$ 3,404,061	(2)	$11,301,497	Fixed 9% - 15%
Convertible promissory notes	2,816,400		4,690,656	Fixed 7%
Convertible promissory notes			1,362,500	Fixed 5% - 10%
Notes payable, officers	17,053		614,695	Fixed 8% - 10%
Notes payable, other	109,514		200,000	Fixed 6%
Operating lease obligations (2)			84,247	Fixed 6.5% - 7%

Debt outstanding, before note discounts	$ 6,347,028		$18,253,595

(1)	Notes are unsecured and mature in March 2007.
(2)	Included in liabilities as discontinued operations (2006) and as liabilities associated with assets held for sale (2005).

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

On August 25, 2005, we issued 3,055 shares of Series K preferred stock in exchange for all of our previously outstanding Series G preferred stock and Series I preferred stock (for which there were approximately $3,055,000 in redemption value plus unpaid dividends). As of October 25, 2006, 1,911 shares of our Series K preferred stock had been converted into 1,379,915 shares of our common stock leaving 1,144 shares of Series K preferred stock outstanding. The conversion of our outstanding preferred stock into an indeterminable number of shares of our common stock as illustrated below, and the exercise of options and warrants into a maximum of 3,967,132 shares of our common stock at the currently applicable weighted-average exercise price of approximately $4.15 per common share, may be below the market price of our common stock at the time such securities are exercised and converted.

Depending on the market price of our common stock at the time of the conversion or exercise of these convertible securities, any issuance of common stock upon conversion or exercise at then-below-market prices may cause a decrease in the market price of our common stock.

Our stockholders may experience significant dilution upon the conversion of our outstanding preferred stock.

Series K Preferred Stock

Our common stockholders may experience substantial dilution from the conversion of our Series K preferred stock. As of October 25, 2006, 1,911 shares of our Series K preferred stock has been converted into 1,379,915 shares of our common stock. The conversion price of our Series K preferred stock is the lesser of $2.75 or 65% of the market price of our common stock for the five trading days prior to conversion, subject to certain adjustments. This conversion feature allows holders of the preferred stock to purchase an increasing number of common shares as a result of decreasing market prices of our common stock. The terms of our certificate of designation for Series K preferred stock prevented us from issuing more than 1,368,300 shares of our common stock upon conversion of our Series K preferred stock without stockholder approval as long as we were trading on a stock exchange. Given our recent delisting from the Nasdaq Stock Market, that 20% cap is no longer in effect. The terms of our certificate of designation for Series K preferred stock do prevent us from issuing to any single beneficial holder of the Series K preferred stock more than 4.99% of our outstanding common stock at any one time. Should any requested conversion by a beneficial holder of our Series K preferred stock potentially cause that holder to own in excess of 4.99% of our common stock, only that number of shares of common stock up to and equal to 4.99% may be issued.

Since we cannot know the conversion price of the Series K preferred stock until notice of conversion has been provided by a holder, we cannot currently determine how many shares of common stock we will actually issue upon conversion of the preferred stock. The following table sets forth, for illustrative purposes only, the effect of increasing and decreasing stock prices on the conversion price per share and number of shares issuable upon conversion of the Series K preferred stock, based on the closing market price of our common stock ($1.85) on October 25, 2006.

Price per share of common stock	Conversion price of Series K preferred stock (1)	Aggregate number of shares of common stock convertible from all Series K preferred stock (2) (3)	Percentage of outstanding common stock (3) (4)
$1.85	$1.20	951,351	6.98%
$1.39 (5)	$0.90	1,268,468	9.31%
$0.93 (6)	$0.60	1,902,703	13.96%
$2.31 (7)	$1.50	761,081	5.58%
$2.78 (8)	$1.80	634,234	4.65%

(1)   The conversion price is 65% of the market price of our common stock if the market price per share is less than $5.50, and 75% of the market price of our common stock if the market price is more than $5.50 for 20 consecutive trading days (and certain other conditions related to trading volume are met), provided, however, that the conversion price cannot be higher than $2.75 per share.
(2)  Based on 1,144 shares of Series K preferred stock currently outstanding, having an aggregate stated value of $1,144,000.
(3)   The certificate of designation for the Series K preferred stock prevents us from issuing common stock that would allow any beneficial holder to own greater than 4.99% of our outstanding common stock at any given time, currently equal to 661,410 shares.
(4)   Based upon 13,632,045 shares of our common stock outstanding as of October 25, 2006.
(5)   Reflects a 25% reduction from the average closing price of $1.85.
(6)   Reflects a 50% reduction from the average closing price of $1.85.
(7)   Reflects a 25% increase from the average closing price of $1.85.
(8)   Reflects a 50% increase from the average closing price of $1.85.

Series L Preferred Stock

As part of our acquisition of HPI, we issued to the former stockholders of HPI 300,000 shares of Series L Preferred Stock (the “Preferred Stock”). The Preferred Stock is convertible into common stock of the Company in three tranches of 100,000 shares each (referred to as the L-1, L-2 and L-3 Preferred Stock, respectively), on the 180th, 270th and 360th day following closing of the merger, respectively; each tranche shall be convertible into 40% of our common stock outstanding on the respective date of conversion. The conversion of the Preferred Stock will be subject to the achievement by HPI of certain performance benchmarks as defined in the Certificate of Designation of Series L Preferred Stock, including HPI’s use of its hydrogen technology to develop prototype generators, with marketable value, for various micro and portable power applications and for various macro power applications such as fuel cells and internal combustion engines. The successful achievement of these benchmarks, and thus the conversion of the Preferred Stock, shall be determined by the Company in its sole discretion.

In the event all three series of Series L Preferred Stock are converted into our common stock, the former stockholders of HPI would own approximately 75% of our common stock on a post-transaction basis (assuming that we do not, prior to the conversion of the L-3 Preferred Stock, issue any additional shares of common stock other than pursuant to conversion of the Series L Preferred Stock). Based upon 13,632,045 shares of our common stock outstanding as of October 25, 2006, we would issue approximately 23,775,000 shares of our common stock if all of the Series L1, L2 and L3 shares were converted. As a result, our current stockholders would experience substantial dilution if all shares of Series L Preferred Stock are converted.

The conversion of outstanding convertible notes at prices below the market price of our common stock could cause substantial dilution to our current stockholders and a decrease in the market price of our common stock.

In March 2004, we closed on $5,000,000 of convertible promissory notes (the "Notes") with two financial institutions (the "Lenders"). The Notes carry a stated interest rate of 7% per annum and have a 45-month term. Interest only payments were due April 2004 through June 2004. Beginning in July 2004, principal and interest payments amortize over the remaining 42-month period. The Notes are senior to all other debt of Hydrogen Power and are collateralized by all assets of Chex as defined in the agreements.

The Notes are convertible into Hydrogen Power common stock at $6.885 per share up to an amount equal to 4.99% of our outstanding common stock. We have the right to make any monthly payment of principal and interest in shares of our common stock. If we exercise our right, the common stock was to be issued based on 85% of the average bid price for 20 trading days prior to the payment due date. During the third quarter of 2006, we agreed with the lender to alter the terms of the optional stock payment provision of the loans given the difficulty of obtaining closing bid prices on non-listed stocks. The payment can now be issued at 80% of the average closing price of our common stock for the three or twenty days immediately prior to the payment date, whichever is lower. The maximum number of shares that can be delivered as payment is to be equal to 10% of the average monthly trading volume for the month prior to the payment due date. The Company may also issue common shares each month in an amount not to exceed 10% of the prior month's total share volume as payment, to be applied to the outstanding principal balance up to a value of $100,000. Certain of these provisions can be, and have been, waived by the lender allowing us to make larger portions of some monthly payments in common stock. During 2005, we issued a total of 207,230 shares of its common stock valued at $863,840 as partial payments to the Lenders, with the other portions paid in cash to the Lenders, resulting in full payment. From January to October 2006, we issued an additional 265,523 shares of our common stock valued at $594,833 as partial payment with the balance of each payment made in cash, resulting in full payment.

In September 2005, we issued an aggregate of $1,500,000 of additional convertible promissory notes to the Lenders. The notes bear interest at 10% and have a 24-month term. Interest only payments were due October 2005 through December 2005 and beginning in January 2006 monthly principal and interest payments of $78,157 are due over the remaining 21-month term. In addition to the collateral described in the initial loans above, we pledged 7.7 million of its shares of FFFC common stock. The principal balance of the notes, with accrued interest, is convertible at the option of the lender, at a conversion price of $5.50. We have the right, subject to certain limitations, to make any monthly payment of principal and interest in shares of our common stock. The common stock is to be issued based on 85% of the average bid price for 20 trading days prior to the payment due date. From January to October 2006, we issued 188,833 shares of our common stock valued at $504,071 as partial payment with the balance of each payment made in cash, resulting in full payment.

As a result of our issuance of common stock in consideration for all or part of the monthly payments on these notes, our stockholders may experience substantial dilution unless we make all of our payments in cash, or the notes are paid in full. Depending on the market price of our common stock at the time of the conversion of these loans, any issuance of common stock at then-below-market prices may cause a decrease in the market price of our common stock.

We have a history of converting certain portions of our outstanding notes payable and other debts to common stock causing dilution to our stockholders.

In the past, we have converted certain notes payable, accounts payable and other liabilities to equity by issuing shares of our common stock. Currently, our board of directors has authorized us to allow the conversion of certain notes and other debts outstanding to equity and be paid in our common stock at prices up to 15% below the current trailing 10 day average closing price. As a result of this policy, our stockholders may experience substantial dilution should we be successful in converting these debts to equity.

Item 2. Changes in Securities

During the period from July through October 2006, the Company issued 234,166 shares of common stock to two unaffiliated institutional investors in payment of convertible notes and accrued interest totaling $352,341, which equals $1.50 per share.

During the period from July through October 2006, the Company issued 265,000 shares of common stock pursuant to two consulting contracts. The shares were valued at $490,250, which represents the number of shares issued multiplied by the value of the common stock ($1.85) on the date the consulting contracts were executed.

During the period from July through October 2006, the Company issued 422,255 shares of common stock to six unaffiliated accredited investors upon the conversion of debt totaling $723,151, or $1.71 per share.

During the period from July through October 2006, the Company issued 70,000 shares of common stock upon the exercise of warrants by six unaffiliated accredited investors at an exercise price of $1.50 per share.

In July 2006, 1,200 shares of Series K Preferred Stock, plus cumulative unpaid dividends of $64,944, were converted into 1,119,284 shares of common stock at conversion prices of $1.11 per share for the preferred stock and $1.70 per share for the dividends.

HPI offered and sold the securities in reliance on an exemption from federal registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The Company relied on this exemption and rule based on the fact that there were a limited number of investors, all of whom were accredited investors and (i) either alone or through a purchaser representative, had knowledge and experience in financial and business matters such that each was capable of evaluating the risks of the investment, and (ii) we had obtained subscription agreements from such investors indicating that they were purchasing for investment purposes only. The securities were not registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The disclosure contained herein does not constitute an offer to sell or a solicitation of an offer to buy any securities of the Company, and is made only as permitted by Rule 135c under the Securities Act.

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

Hydrogen Power, Inc.
(Registrant)

Date: November 20, 2006	By: /s/ Henry Fong
Henry Fong
President, Treasurer and
Chief Financial Officer