Form 10-K
period 2006-12-31
HYDROGEN POWER INC
filed 2007-05-18
CIK 716101

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: DECEMBER 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For transition period from to .

Commission File Number: 0-12374

HYDROGEN POWER, INC.
(Name of Registrant in its charter)

DELAWARE	84-0905189
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

201 Elliott Avenue West, Suite 400, Seattle, Washington 98119
(Address of principal executive offices)(Zip Code)

Issuer’s telephone number: (206) 223-0506

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
☐Yes ☒No

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2006, the last business day of the registrant's most recently completed second fiscal quarter, was $19,260,300, based on the last sale price of the Registrant's common stock ($2.05 per share) as reported by the Over the Counter Pink Sheets.

The Registrant had 28,111,356 shares of common stock outstanding as of April 3, 2007.

Documents incorporated by reference: None

HYDROGEN POWER, INC.
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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

(a) General development of business.

Hydrogen Power, Inc. was organized under the laws of the State of Delaware in 1983 under the name “Equitex, Inc.,” and we elected to become a business development company and be subject to the applicable provisions of the Investment Company Act of 1940 in 1984. Until January 4, 1999, we were a business development company which is a form of closed-end, non-diversified investment company under the Investment Company Act of 1940. On April 3, 1998, our stockholders authorized us to change the nature of our business and withdraw our election as a business development company, which became effective on January 4, 1999. During 2006, we changed our name from Equitex, Inc. to Hydrogen Power International, Inc. and then to Hydrogen Power, Inc. to reflect the changes in our business as outlined below. Throughout this document, the term “we” refers to the Company together with its subsidiaries when describing our business as “Equitex” both during and prior to 2006, as “Hydrogen Power International, Inc.” for a short period during 2006, and as “Hydrogen Power, Inc.” from September 2006 through today.

On May 22, 2006, we filed a Certificate of Ownership with the Secretary of State of the State of Delaware pursuant to which Hydrogen Power International, Inc., at that time our wholly owned subsidiary, merged with and into Equitex, Inc. with the Company remaining as the surviving corporation to the merger. In connection with that merger, and as set forth in the Certificate of Ownership, we changed our corporate name from “Equitex, Inc.” to “Hydrogen Power International, Inc.”

On September 25, 2006, we filed another Certificate of Ownership with the Secretary of State of the State of Delaware pursuant to which Hydrogen Power, Inc., at that time our wholly owned subsidiary, merged with and into Hydrogen Power International, Inc. with the Company remaining as the surviving corporation to the merger. In connection with that merger, and as set forth in the Certificate of Ownership, we changed our corporate name from Hydrogen Power International, Inc. to “Hydrogen Power, Inc.”

Effective December 1, 2001, we acquired all the outstanding common stock of Chex Services, Inc. in exchange for 332,000 shares of our common stock valued at $10,119,000 ($30.48 per share), in a transaction accounted for as a purchase.

In August 2002 we formed a new majority owned subsidiary, Denaris Corporation, to pursue opportunities in stored value card operations. In return for assigning our rights to certain notes receivable as well as the opportunity to acquire certain technological and other information from our subsidiary Key Financial Systems, Denaris agreed to pay us $250,000 in the form of a promissory note as well as 5,000,000 shares of Denaris common stock. As of December 31, 2006, Denaris had 6,500,000 shares of common stock outstanding; therefore, we owned 77% of the outstanding common stock.

On June 7, 2004, a wholly owned subsidiary of Seven Ventures, Inc., a publicly traded company, merged with and into Chex Services. Subsequent to the merger, Seven Ventures changed its name to FastFunds Financial Corporation (“FastFunds” or “FFFC”) and is presently trading on the Over-the Counter Bulletin Board under the symbol “FFFC”. In the merger, we exchanged our 100% ownership of Chex Services for 7,700,000 shares of FastFunds common stock representing approximately 93% of FastFunds’ outstanding common stock immediately following the merger. In addition, we received warrants to purchase 800,000 shares of FastFunds common stock at an exercise price of $0.10 per share, expiring five years from the date of closing. In connection with the merger, FastFunds received $400,000 through the issuance of convertible promissory notes bearing interest at five percent per annum, which were convertible into 4,000,000 shares of their common stock upon the occurrence of certain future events. Unless earlier converted, any outstanding balance of principal and interest was due on April 14, 2007. In June 2004, $100,000 of principal of the convertible promissory notes was converted into 1,000,000 shares of common stock; and an additional $100,000 of principal of the convertible promissory notes was converted into 1,000,000 shares of common stock in August 2004. In May 2006, we, FastFunds and the holder of the remaining $200,000 of convertible notes entered into a settlement agreement whereby we issued 180,000 shares of our common stock. As of December 31, 2006 and March 31, 2007, we owned approximately 80% and 49%, respectively, of FFFC’s outstanding common stock.

On December 22, 2005, FFFC and Chex entered into an Asset Purchase Agreement (the “APA”) with Game Financial Corporation (“Game”), pursuant to which FFFC and Chex agreed to sell substantially all the assets of Chex (the “Asset Sale”). On January 31, 2006, FFFC and Chex completed the Asset Sale for $14 million pursuant to the APA. Additionally, FFFC and Chex entered into a Transition Services Agreement (the “TSA”) with Game pursuant to which FFFC and Chex agreed to provide certain services to Game to ensure a smooth transition of the sale of the cash access financial services business. We agreed to serve as a guarantor of FFFC’s and Chex’s performance obligations under the TSA, which has since expired.

On January 2, 2007, pursuant to the terms of a Redemption, Stock Sale and Release Agreement (the “Redemption Agreement”) by and between us and FFFC, FFFC (i) redeemed 8,917,344 shares of FFFC common stock held by us, (ii) acquired from us an aggregate of 5,000,000 shares of common stock of Denaris Corporation, a Delaware corporation (“Denaris”), (iii) acquired from us an aggregate of 1,000 shares of common stock of Key Financial Systems, Inc., a Delaware corporation (“Key Financial”), and (iv) acquired from us an aggregate of 1,000 shares of common stock of Nova Financial Systems, Inc., a Delaware corporation (“Nova Financial”). Denaris was our majority owned subsidiary, and Key Financial and Nova Financial were our wholly owned subsidiaries. Each of Denaris, Nova Financial and Key Financial are inactive entities with no operating or intellectual property assets. The shares of common stock of each entity transferred by us pursuant to the Redemption Agreement constituted all of our holdings in each entity. In consideration of the redemption and acquisition of the shares of Denaris, Key Financial and Nova Financial, FFFC released us from all outstanding payment obligations of ours to FFFC, including obligations under a Secured Promissory Note dated March 14, 2006 in favor of FFFC in the principal face amount of $5,000,000 (the “FastFunds Note”). The outstanding balance on the FastFunds Note, including principal and interest accrued, as of the date of the Redemption Agreement was $5,402,398. We received a fairness opinion from an unaffiliated third party with respect to this transaction.

Immediately after the closing of the transactions contemplated by the Redemption Agreement, we held 3,500,000 shares of FFFC, constituting approximately 52.5% of the outstanding capital stock of FFFC; our current ownership percentage is 49%. So long as we hold 10% or more of the outstanding equity or voting interest in FFFC, we have agreed to vote our shares of capital stock of FFFC in the same manner and proportion as other stockholders of FFFC vote their shares. As of January 2, 2007, FFFC also held 1,541,858 shares of our common stock. Pursuant to the Redemption Agreement, FFFC and the Company each provided the other certain registration rights relating to the common stock of such party held by the other party.

On February 28, 2006, we (then known as “Equitex, Inc.”) held a special meeting of shareholders at which two proposals were ratified authorizing the acquisition (the “Acquisition”) of Hydrogen Power, Inc. (“Old HPI”) by EI Acquisition Corp., a newly formed subsidiary of the Company, as well as certain related common stock issuances. Effective March 14, 2006, pursuant to an Agreement and Plan of Merger and Reorganization as amended (the “Merger Agreement”), Old HPI merged with and into EI Acquisition Corp., with EI Acquisition Corp. (renamed Hydrogen Power, Inc.) surviving the merger as a wholly owned subsidiary of the Company.

Pursuant to the terms of the Merger Agreement, we issued to the former shareholders of Old HPI 2,338,990 shares of our common stock and reserved 132,122 shares of our common stock to be issued upon exercise of options to purchase 1,550,000 shares of Old HPI common stock outstanding immediately prior to the time of the merger.

Pursuant to a Share Exchange Agreement dated December 5, 2005 with a stockholder of Old HPI, Aton Select Fund Limited (“Aton”), immediately prior to the effective time of the merger, we held 850,000 shares of Old HPI common stock that we obtained from Aton in exchange for our issuance to Aton of 700,000 shares of common stock. The Share Exchange Agreement was contemplated in the Merger Agreement.

As a result of these transactions, the total number of shares issued by us in the Acquisition equaled 37% of the outstanding shares of our common stock immediately prior to the effective time of the merger including (i) those issued to Aton in the Share Exchange Agreement described above, (ii) the 2,338,990 shares issued in the Acquisition, as well as (iii) the 132,122 shares reserved for issuance in connection with outstanding Old HPI stock options.

As part of the Acquisition, we also issued to the former stockholders of Old HPI 300,000 shares of our Series L Preferred Stock (the “Preferred Stock”). The Preferred Stock is convertible into common stock of the Company in three tranches of 100,000 shares each (referred to as the L-1, L-2 and L-3 Preferred Stock, respectively), on the 180th, 270th and 360th day following closing of the merger, respectively; each tranche is convertible into 40% of our common stock outstanding on the respective date of conversion. The conversion of the Preferred Stock is subject to the achievement by Old HPI of certain performance benchmarks as defined in the Certificate of Designation of Series L Preferred Stock, including Old HPI’s use of its hydrogen technology to develop prototype generators, with marketable value, for various micro and portable power applications and for various macro power applications such as fuel cells and internal combustion engines. The successful achievement of these benchmarks, and thus the conversion of the Preferred Stock, shall be determined by us in our sole discretion. In the event all three series of Series L Preferred Stock are converted into our common stock, the former stockholders of Old HPI would own approximately 70% of our common stock on a post-transaction basis (assuming that we do not, prior to the conversion of the L-3 Preferred Stock, issue any additional shares of common stock other than pursuant to conversion of the Series L Preferred Stock).

Our board of directors determined that satisfaction of the benchmarks for the L-1 and L-2 had been met, therefore on January 3, 2007, we issued an aggregate of 12,594,622 shares of our common stock (with an additional 711,431 shares reserved for issuance upon the exercise of outstanding options) to holders of two tranches of the Preferred Stock (L-1 and L-2) upon conversion of 100,000 shares of L-1 and 100,000 shares of L-2 Preferred Stock.

As per the Series L certificate of designation, upon conversion of the L-1 shares we issued 4,988,646 shares of common stock (with an additional 281,793 shares reserved for issuance upon the exercise of outstanding options) which constituted an amount equal to 40% of the shares of our common stock outstanding (on a pre-conversion basis) on September 10, 2006, the 180th day following closing. Upon conversion of the L-2 shares we issued 7,605,976 shares of common stock (with an additional 429,638 shares reserved for issuance upon the exercise of outstanding options) upon conversion of the L-2 shares that constituted an amount equal to 40% of the shares of our common stock outstanding (on a pre-conversion basis) on December 9, 2006, the 270th day following closing. Of the shares of common stock authorized for issuance upon conversion of the L-1 and L-2 Preferred Stock, an aggregate of 22,949 shares of common stock were issued to persons who were appointed as officers and directors of the Company on January 2, 2007 (as discussed below), with an additional 367,191 shares held in reserve for issuance upon the exercise of outstanding options held by such individuals.

Immediately following the conversion of the Series L-1 and L-2 Preferred Stock into common stock on January 3, 2007, the former shareholders of Old HPI held an aggregate of 15,633,612 shares of our common stock, constituting approximately 54.1% of our outstanding common stock. The former majority shareholder of Old HPI, Global Hydro Fuel Technology, Inc., currently holds approximately 49.3% of our outstanding common stock. Additionally, former optionholders of Old HPI hold options to purchase an aggregate of 843,553 shares of our common stock. The former shareholders and optionholders of Old HPI also collectively hold 100,000 shares of L-3 Convertible Preferred Stock, convertible pursuant to the terms of the Certificate of Designation.

As part of an intended change-in-direction of the Company to pursue a business plan relating to the use of hydrogen power as an alternative energy source, Russell Casement, Aaron Grunfeld and Joseph Hovorka, resigned from their positions as members of the Company’s board of directors effective December 30, 2006. On January 2, 2007, Mr. Henry Fong, the sole remaining director of the board, appointed James Diffendorfer, John Martin, Virendra Chaudhary and Gurinder Dilawari as new directors, each of whom accepted their appointments effective the same date. Additionally, on January 2, 2007, Mr. Fong appointed John Martin as our Chief Executive Officer and President, Michael W. Hines as our Chief Financial Officer, and James G. Matkin as Special Counsel to the board of directors, each appointment effective upon Mr. Fong’s resignation as our President and Treasurer. Subsequent to the appointment of the new officers and directors as referenced above, on January 2, 2007, Mr. Fong resigned as a director of the Company and from his positions as our President and Treasurer.

As part of the Acquisition, we also issued warrants to purchase up to 1,600,000 shares of $0.01 par value common stock at $3.00 per share in exchange for outstanding warrants to purchase an equivalent number of shares of Old HPI common stock. Our board of directors recently extended the expiration date of these warrants to August 10, 2007 and lowered the exercise price to $2.00 per share.

In July and September 2005, we loaned to Old HPI an aggregate of $3,000,000 to be used for the exploitation and commercialization of Old HPI’s technology. Pursuant to the Fifth Amendment to the Merger Agreement, dated March 10, 2006, we agreed to forgive payment of the $3,000,000 and accrued interest as a condition of closing.
Old HPI, a Seattle-based company, was organized under the laws of the State of Delaware in December 2003, it subsequently sub-licensed use of a patented technology for the Territory of the United States, South America, Mexico , Central America (exclusive) and Canada (non-exclusive) from Global Hydrofuels Technology, Inc., a Canadian company (GHTI) , and the current major shareholder of HPI, which was developed at the University of British Columbia for producing hydrogen gas in a process called “Hydrogen Now™” had been licensed to GHTI, which currently has all rights outside the territories licensed by HPI The term of the sub-license pursuant to which Old HPI has its rights to the Hydrogen Now technology, as well as the license pursuant to which Old HPI’s sub-licensor has its rights to the technology, expires on the date on which the last patent covered by the sub-license and license expires, which is currently no sooner than February 2021.

As a condition to the Merger Agreement, we were required to make a $5 million contribution of capital to Old HPI, which proceeds were transferred to Old HPI at closing. On March 14, 2006, we, together with

FFFC, entered into a Secured Promissory Note (“Note”), Stock Pledge Agreement (“Pledge”) and Profit Participation Agreement through which FFFC loaned us $5 million. As described above, upon execution of the Redemption Agreement on January 2, 2007, FFFC released us from all of our outstanding payment obligations to FFFC, including obligations under the FastFunds Note.

In contemplation of the Redemption Agreement described above, on December 29, 2006, we obtained the consent of Whitebox Hedged High Yield Partners LP (“Whitebox”) and Pandora Select Partners LP (“Pandora”; together with Whitebox, the “Lenders”) to complete the transactions contemplated by the Redemption Agreement. Contemporaneously with receipt of the consent, we entered into an Note and Security Amendment Agreement dated December 29, 2006 with the Lenders, pursuant to which we agreed to amend certain terms of a Convertible Secured Promissory dated March 8, 2004 in favor of Whitebox in the principal amount of $2,000,000 and a Secured Promissory Note dated March 8, 2004 in favor of Pandora in the principal amount of $3,000,000 (together, the “2004 Notes”) to increase the interest rate applicable to the 2004 Notes from 7% per annum to 10% per annum and the default interest rate from 10% to 13%. Also on December 29, 2006, we paid (i) Whitebox an aggregate of $301,918.67 in satisfaction in full of our payment obligations under a Secured Promissory Note dated September 15, 2005 in favor of Whitebox and (ii) Pandora an aggregate of $452,674.20 in satisfaction in full of our payment obligations under a Secured Promissory Note dated September 15, 2005 in favor of Pandora. The principal balance of the two remaining notes was approximately $1,147,000 at April 8, 2007.

Effective on December 29, 2006, we entered into a Consulting Agreement (the “Consulting Agreement”) with HF Services LLC (“HF Services”). HF Services is owned by Henry Fong, who at the time the agreement was entered into was a director of the Company, and Thomas Olson, the Secretary of the Company. Pursuant to the Consulting Agreement, HF Services will assist us with corporate and securities matters, including without limitation assisting us with our compliance with applicable securities rules and regulations. The term of the Consulting Agreement is one year. In consideration of such consulting services, we agreed to pay HF Services a consulting fee of $20,000 per month.

Also effective on December 29, 2006, we entered into a Letter Agreement (the “Letter Agreement”) with Henry Fong, at the time a director of the Company, Gulfstream Financial Partners, LLC (“Gulfstream”) and Beacon Investments, Inc. (“Beacon”). Gulfstream and Beacon are each wholly owned by Mr. Fong. Pursuant to the Letter Agreement, we agreed to issue Mr. Fong 100,000 shares of our common stock and pay Mr. Fong $200,000 in full satisfaction of certain obligations we had to Mr. Fong, Gulfstream and Beacon which aggregated approximately $653,500 as of December 29, 2006. With respect to the payment of $200,000, the Company paid Mr. Fong $162,500 in cash and issued a promissory note in the principal amount of $37,500 (the “Fong Note”) to Mr. Fong for the remainder. The Fong Note was payable in full on March 31, 2007, accrues interest at a rate of 7% per annum and remains outstanding.

As a part of the foregoing transactions, the Company paid an aggregate of $175,000 to certain of its employees and consultants in the form of severance and termination payments in consideration of services rendered by such persons to the Company and a release of claims of such persons against the Company. Included in the $175,000 in cash paid by the Company, $71,000 was paid to Thomas Olson, who was Secretary of the Company until April 2007, pursuant to his termination as an employee of the Company, and $36,000 was paid to Barry Hollander, who as of January 1, 2007, serves as the acting President of FastFunds, pursuant to the termination of his consulting arrangement with the Company.

On January 31, 2007, FastFunds announced that it has executed a letter of intent to acquire Industrial Systems, Inc. (“ISI”). ISI, founded in 1991 and based in Delta, Colorado, provides turn-key engineering procurement and construction services to the mining, energy and natural resources industries throughout the United States. The letter of intent calls for FastFunds to acquire 100% of the outstanding securities of ISI in an all stock tax-free transaction. While specific details are being negotiated as part of a definitive agreement, terms of the letter of intent call for the stockholders of ISI to own approximately 65% of the FastFund’s common stock at closing of the transaction; with the potential to earn an estimated additional 6% based on post-closing incentives. Completion of the transaction is subject to further due diligence by each party, negotiation and execution of a definitive agreement, and other customary pre-closing conditions.

On May 10, 2006, we entered into a Settlement Agreement with MBC Global, LLC, an Illinois limited liability company, and certain of its affiliates, pursuant to which we settled all potential claims and obtained a corresponding general release from such other parties, all of whom were holders of certain promissory notes originally issued by FastFunds Financial Corporation in connection with its June 7, 2004 merger transaction with Chex Services, Inc. Under the Settlement Agreement, we agreed to issue the former note holders an aggregate of 180,000 shares of our common stock, all of which are subject to the terms of a Stock Sale and Lock-Up Agreement dated as of May 10, 2006 restricting the resale of the common shares. In addition, we entered into a Registration Agreement with the persons who received shares of our common stock pursuant to the terms of the Settlement Agreement. Under the Registration Agreement, we were obligated to file a registration statement covering the resale of their common shares on or prior to May 15, 2006 and cause that registration statement to be declared effective by the SEC on or prior to June 26, 2006. The registration statement was declared effective on February 9, 2007. Given the registration statement was declared effective after the required date, FastFunds incurred monetary penalties as of December 31, 2006 of approximately $43,000.

On March 17, 2006, we received a Nasdaq Staff Determination letter indicating that the Company failed to comply with certain requirements for continued listing set forth in Marketplace Rule 4340(a) and that our securities are subject to delisting from The Nasdaq Capital Market. Under Marketplace Rule 4340(a), “an issuer must apply for initial inclusion following a transaction whereby the issuer combines with a non-Nasdaq entity, resulting in a change of control of the issuer and potentially allowing the non-Nasdaq entity to obtain a Nasdaq Listing”. The Nasdaq Staff Determination concluded that the Company’s recent acquisition of HPI is a “reverse merger”, as defined for Nasdaq listing purposes, and, to avoid delisting, the Company was required to submit an initial listing application and meet the initial listing criteria on The Nasdaq Capital Market in accordance with the referenced Marketplace Rule. Under Marketplace Rule 4340(a), “an issuer must apply for initial inclusion following a transaction whereby the issuer combines with a non-Nasdaq entity, resulting in a change of control of the issuer and potentially allowing the non-Nasdaq entity to obtain a Nasdaq Listing.” As such, the Company was required to submit an initial listing application and meet the initial listing criteria on The Nasdaq Capital Market in accordance with the referenced Marketplace Rule.

We filed an initial listing application with The Nasdaq Stock Market on March 9, 2006. Additionally, on March 23, 2006, we exercised our right to appeal the delisting of the Company’s securities by The Nasdaq Stock Market to a Listing Qualifications Panel, which granted the Company’s request to remain listed, through May 31, 2006, while the Nasdaq Staff worked to complete its review of the Company’s listing application.

On May 19, 2006, the Company notified Nasdaq that it was withdrawing its listing application with the Nasdaq Stock Market. On May 19, 2006, the Company received notification from Nasdaq that its securities would be delisted from the Nasdaq Stock Market effective May 23, 2006. Currently, the Company’s common stock is listed on the Over the Counter Bulletin Board under the trading symbol “HYDPE.”

Effective January 25, 2005, we effected a one-for-six shares reverse split of our common stock. As a result, all common share figures and related stock prices presented throughout this annual report for periods prior to January 25, 2005 have been restated to reflect the reverse stock split.

(b) Financial information about segments.

For the fiscal years ended December 31, 2004 and 2005, we operated in only one reportable business segment, cash disbursement services. Financial information regarding that segment is contained in the financial statements listed under Item 15. Following the sale by FFFC and Chex of significantly all of their business operations in the first quarter of 2006, we no longer have any operations in that segment other than those required under the TSA which expired in May 2006. As a result of the acquisition of Old HPI, we now operate exclusively in the alternative energy industry segment.

(c) Narrative description of business.

During 2006 with the acquisition of our hydrogen technology, we transitioned from a holding company and now operate primarily as a hydrogen technology company. In addition, as of December 31, 2006, we also had limited operations through our majority-owned subsidiary, FastFunds Financial Corporation (“FastFunds”), a Nevada Corporation, as well as our majority-owned subsidiary, Denaris Corporation (“Denaris”), a Delaware corporation. FastFunds through its subsidiary Chex, effective January 31, 2006, sold substantially all of its operating assets and have limited operations. We also have run-off operations from our wholly owned subsidiary Nova Financial Systems, Inc., a Florida corporation. Our wholly-owned subsidiary, Key Financial Systems, Inc., a Florida corporation, ceased run-off operations in the fourth quarter of 2003. As more fully described in Item 1 (a) above, ownership of Denaris, Key Financial Systems and Nova Financial Systems was transferred to FastFunds through a Redemption Agreement on January 2, 2007. The business operation of each company is outlined more fully below.

HYDROGEN POWER, INC.

The Hydrogen Economy. The U.S. Department of Energy’s (DOE) Office of Energy Efficiency and Renewable Energy has articulated the following vision for a secure energy future:

“Over the next 20 years, U.S. energy consumption is expected to grow by 30 percent, while domestic energy production is expected to grow by only 25%. As consumption outpaces production, our dependence on imported petroleum threatens to increase, endangering our economy and standard of living, and compromising our national energy security. Fortunately, another promising scenario for our energy future is emerging - one that relies on hydrogen-powered fuel cell systems to produce electricity for our vehicles, homes and even large buildings, using abundant domestic resource. Through its Hydrogen, Fuel Cells, and Infrastructure Technologies Program, the U.S. DOE furthers the technologies vital to a hydrogen energy future.

The mission of the Hydrogen, Fuel Cells & Infrastructure Technologies Program is to research, develop, and validate fuel cells and hydrogen production, delivery, and storage technologies for transportation and stationary applications. The objectives of the program are to:

•	Dramatically reduce dependence on foreign oil

•	Promote the use of diverse, domestic, and sustainable energy resources

•	Reduce carbon emissions from energy production and consumption

•	Increase the reliability and efficiency of electricity generation”

On the hydrogen production side, the Program is seeking ways to reduce the cost of generating hydrogen from a variety of conventional and new technologies and sources. Through application of its proprietary technology, Hydrogen Power, Inc. (HPI) has the potential to become a player in this challenging new alternative energy arena.

HPI Technology. We have sub-licensed a patented technology developed at the University of British Columbia (UBC) for producing hydrogen gas in a process called “Hydrogen Now™.” The sublicense is a license from GHTI, the majority shareholder of HPI, for use of technology it has licensed from the University of British Columbia, and enhancements made thereby (“GHTI Sublicense”); any sublicenses by GHTI require consent of UBC. The GHTI Sublicense grants to HPI exclusive rights to use the Technology and any UBC improvements and to market, manufacture and distribute the products in the United States, Mexico, Central and South America; and non-exclusive rights to market and distribute the products using the technology and any UBC improvements in Canada, and certain non-exclusive rights to trademarks and service marks; GHTI further granted to HPI the non-exclusive, non-transferable rights to develop, modify, enhance and improve the technology. GHTI reserved all other rights including its rights to develop, enhance, market, facilitate, sublicense, install, maintain and support the technology except as expressly granted to HPI for Canada (on a non-exclusive basis), the United States, Mexico, Central and South America (on an exclusive basis). The GHTI Sublicense also provides that HPI agrees that all developments, enhancements, modifications or improvements to the technology developed, modified, enhanced or improved by HPI shall be owned by GHTI. HPI believes it has made several such material enhancements and improvements. The GHTI Sublicense provides for payments to GHTI by HPI, of which a payment of approximately $400,000 was due and payable in March 2007. Failure to cure a default in payment after 30 days notice can result in termination of the Sublicense. Although UBC improvements are provided as part of the Sublicense, there currently exists some issues with UBC as to the scope of that term, and not all improvements made by UBC have been assigned to GHTI. If not rectified, this could result in competitive technologies developed by UBC existing in the market. This is a summary only, and for a complete review of the terms and conditions, please consult the exhibits hereto.

The Hydrogen Now patented system creates pure hydrogen from the reaction of aluminum and water by a powerful water-split reaction. Hydrogen Now can be used to generate hydrogen on-site and on-demand without electricity, thus offering the potential to overcome significant transportation and storage problems. The Hydrogen Now process has the potential to supply hydrogen at customized rates and pressures. The term of the sub-license pursuant to which HPI has its rights to the Hydrogen Now technology, as well as the license pursuant to which HPI’s sub-licensor has its rights to the technology, expires on the date on which the last patent covered by the sub-license and license expires, which is currently no sooner than February 2021.

Aluminum is the third most abundant element (after oxygen and silicon) in the earth’s crust and water is widely available. In addition, waste or scrap aluminum may be used in the reaction process and the by-products can be recycled.  We were established to commercialize patented technology for a new method of producing hydrogen through an aluminum-assisted water split reaction process called Hydrogen Just in Time™ and Hydrogen Now. Consumers do not have convenient access to hydrogen as they have with gasoline, electricity, or natural gas. Hydrogen in its gaseous form is a difficult element to transport or store. Hydrogen produced from the electrolysis of water is costly; the reforming of fossil fuels -- still in the development stage --is also expensive due to the requisite hardware costs, and has not progressed beyond small scale applications. Steam reformation of natural gas is very mature and produces large amounts of commercial hydrogen which currently comes from this reformer process.

In the present form of our technology noted in US patents 6,440,385 and 6,582,676, hydrogen is generated from a non-reversible water split reaction using aluminum mechanically alloyed with water soluble inorganic salts (WIS) catalysts. Under normal circumstances, scientists would use strong acids or alkalis to dissolve the film around aluminum. We use a mixture of ground aluminum, alumina, a non-metallic additive (catalyst) and water to prevent formation of a non-reactive layer and create a continuous reaction until the aluminum is depleted. The process operates at normal pressures and temperatures. The mechanism of the present technology involves pit corrosion of the passivation layer by aggressive anions. Prevention of the passivation layer makes possible a feasible hydrogen generation system. The nonreversible nature of the reaction allows us to produce pressurized gas without the need for compressors. We are presently investigating commercial applications that would involve the use of our proprietary technology to generate hydrogen for specific applications in a cheaper, lighter, and safer manner in comparison to conventional hydrogen production solutions.

Our technology does not require any supplemental energy, electrical or otherwise, to produce high purity hydrogen gas that can be used in fuel cell and hydrogen storage applications to generate electricity. The reaction produces an aluminum hydroxide byproduct which can be recycled and reused in the hydrogen generation process. The hydrogen generation process for which we have acquired technology rights under the sub-license has never been used for commercial purposes and there is no assurance that we will be able to apply the process for commercial purposes. Our technology is still in the development stage.

On-site production of compressed hydrogen negates the need for compressed liquefied hydrogen transportation. Further, the spent fuel from our technology is environmentally inert and easily recycled back into aluminum or can be used in a number of different commercial applications.

Our objective is to develop and market our licensed proprietary hydrogen production process for use in commercial applications that require hydrogen, but where hydrogen storage and/or distribution is too costly or not feasible. Our management believes, based on their product and market review, that our hydrogen production process may be a commercially viable process for: (1) small volume hydrogen production for various industrial applications; and (2) fuel cell applications where on-demand hydrogen is required or is an advantage such as for selected portable power, stationary and mobile back-up generator power, and small scale transportation applications. Our new COO and Principal Executive is currently assessing, with his advisors, the technology and possible applications thereof. Thus, possible application areas, and any others contained in this document should be considered tentative.
Our functional technology development laboratory is equipped to carry out hydrogen-related testing, research and engineering. We have working arrangements with two university laboratories - the Department of Metals and Materials Engineering at the University of British Columbia, Canada and the Department of Metals at the University of Washington, Seattle - to make use of the larger, more sophisticated pieces of equipment already available at those facilities. We are at the early stage of testing and evaluating the commercial application of the licensed technology and the design and engineering of prototypes.

HPI’s Laboratory. We recently consolidated our corporate headquarters office in downtown Seattle with our R & D laboratory at 201 Elliott Avenue, occupying 3,000 square feet of leased lab and office space. We currently have nine employees (seven technical), and over the next year this number is not expected to increase appreciably since it is our intent to augment internal development efforts through use of external sources, including partnerships and outsourcing arrangements with selected industry players. It is anticipated that internal R & D expenses over the next year will remain at a level of approximately $1 million.

Our laboratory does not have any issues regarding environmental concerns. The city of Seattle has verified that waste from our spent fuel is not considered a hazard, and has authorized its disposal as simple unregulated municipal waste. We recycle all paper and plastics, and take all waste metals to recycling yards. Our technology is completely non-toxic, and when lab technicians are working with loose powder, face masks are used to avoid dust inhalation.

Competition. Since hydrogen power generation technologies have the potential to replace existing power products, competition will come from improvements to current power technologies and from new alternative energy technologies. Each of our target markets is currently serviced by existing manufacturers with existing customers and suppliers.  These manufacturers use proven and widely accepted technologies such as internal combustion engines and turbines as well as coal, oil, electricity and nuclear powered generators.

There are a number of companies using reforming technologies for hydrogen generation, including H2Gen, Harvest Energy Technology, and HyGear. Reformers are also used for large and small scale fuel cells by such companies as IdaTech, Nuvera, Plug Power and Protonex. Alternative hydrogen generation and storage technologies are being used by Millenium Cell, Ultracell, Quinetics,and others. While many of these companies are further down the commercialization and productization road than HPI, our hydrogen generation technology is cheaper than a reformer-based approach for our target applications, and we believe that our technology is superior to other non-reforming hydrogen generation technologies in terms of cost, weight, safety and use of non-toxic materials.

Additionally, there are competitors working on developing technologies using other than hydrogen power generation systems (such as fuel cells, advanced Lithium-ion batteries, battery/fuel cell hybrids and hybrid battery/ICEs) in each of Hydrogen Power’s targeted markets.  Some of these technologies are as capable of fulfilling existing and proposed regulatory requirements as our technology.

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

Government Regulation. We are not currently subject to any specific governmental regulations other than those common to any operating business. While we believe the hydrogen power generation products we are developing are environmentally benign, we may be subject to national or local environmental laws regarding the disposal or recycling of aluminum or water waste or other unforeseen by-products from our developing technologies.

It is possible that we will encounter industry-specific government regulations in the future in any jurisdictions in which we may operate. Regulatory approvals may be required for the design, installation and operation of stationary and mobile hydrogen fuel stations and other fuel cell systems should we successfully develop and implement those products. It is our intention to comply with all necessary governmental regulations that may be imposed on products or services we develop for commercial use. Any delay in gaining necessary regulatory approval for future products or services could cause a delay in our development and growth.

FASTFUNDS FINANCIAL CORPORATION

FastFunds Financial Corporation’s primary business prior to the Asset Sale on January 31, 2006, was that of its wholly owned subsidiary, Chex. Chex was formed to provide comprehensive cash access services to casinos, and other gaming establishments, and to market its products a la carte to other establishments in the casino, entertainment, and hospitality industries. At each of these locations Chex provided any one or a combination of: check cashing; credit/debit card cash advance systems; and ATM terminals. Chex either staffed the locations with its personnel or provided its products and services to the locations based upon the contract with the location.

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

Subsequent to the Asset Sale, FastFunds has not conducted operations and is in the process of locating a business to acquire. FastFunds currently employs one full-time employee.

DENARIS

Effective January 2, 2007, with the execution of the Redemption Agreement as described under Item 1 (a) above, ownership of Denaris Corporation was transferred to FastFunds.

Denaris Corporation was formed on August 16, 2002 to develop and market a prepaid reloadable stored value card program. Stored value cards offer a convenient alternative to customers, particularly immigrants, who choose not to utilize traditional bank accounts due to language barriers and apprehension. Initially, Denaris intended to focus on the development of marketing programs targeting various immigrant populations that utilize international fund remittance services to transfer funds and other applicable markets targeting customers who have the need for a branded bank card, but do not qualify for a credit card. Additionally, we, in conjunction with Denaris and Paymaster Jamaica, Ltd, intended to market a proprietary stored value card program, with an initial focus on the international funds remittance business between the United States and Jamaica. Denaris’ plans never came to fruition and presently Denaris has no meaningful business operations.

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

In 2002, under the terms of the MOU we advanced $500,000 to Paymaster Jamaica in exchange for a 10% promissory note due in 2008. Under the terms of the Paymaster Jamaica note, we may convert the amounts due under the capital advance into equity of a newly formed subsidiary, Paymaster Worldwide, which would then be jointly owned by Denaris and Paymaster Jamaica. Paymaster Worldwide is to franchise the Paymaster Jamaica business model to other markets initially in other Caribbean countries with the possibility of eventually going worldwide. Presently we have no intention to convert the note to equity in Paymaster Worldwide.

During 2003, Denaris began designing a funds payment and transfer computer system which was tested and operated for a short period of time in certain of Paymaster's locations. This system was designed to be capable of handling additional products and services that are similar in nature to Paymaster Jamaica's existing products as well as remittance and stored value products. Additional products intended to be supported by the proposed system were to include bill payment transactions, cash transfer program, direct deposit of payroll to stored value cardholder accounts, and prepaid long distance and prepaid cellular products. The system was never fully completed and was taken out of service in 2004.

Denaris is presently in discussions with Paymaster to determine the future of the companies’ relationship as well as the resolution of the Paymaster promissory note. Although no further agreements have been reached to date, the companies have agreed that no further work will be performed by Denaris on the Paymaster Jamaica computer systems.

Competition. Currently many large financial institutions and funds transfer services are offering stored value cards, which would compete directly with Denaris if it were presently offering stored value products. In addition, Denaris would compete with major funds transfer services which include Western Union and other similar companies operated by multi-national corporations with resources substantially more significant than those of Denaris.

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

KEY FINANCIAL SYSTEMS AND NOVA FINANCIAL SYSTEMS

Effective January 2, 2007, with the execution of the Redemption Agreement as described under Item 1 (a) above, ownership of Key Financial Systems and Nova Financial Systems was transferred to FastFunds.

Key Financial Systems, Inc. and Nova Financial Systems, Inc. are Florida corporations formed in June 1997 and September 1998, respectively. Both companies were formed to design, market and service credit card products aimed at the sub-prime market consisting mainly of consumers who may not qualify for traditional credit card products. Nova processes payments on a single remaining portfolio which provides the company with “run-off” operations. Key Financial Systems ceased “run-off” operations in the fourth quarter of 2003 with the closing of its only portfolio. As a result, Key Financial Systems operations for the years ended December 31, 2006, 2005 and 2004 have been presented as discontinued operations in our consolidated financial statements as described more fully in Note 3 to the consolidated financial statements accompanying this report.

At the close of business on March 1, 2002, the Office of the Comptroller of the Currency closed Net First National Bank, the sole issuing bank for the Pay As You Go credit card program, and appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Subsequent to the closure, the FDIC informed the Pay As You Go credit card cardholders that their accounts were being closed and any monies due refunded. As a result, Key Financial Systems immediately suspended marketing the Pay As You Go credit card. In May 2002, Key Financial Systems filed a claim with the FDIC for all funds due from Net First National Bank to Key Financial Systems under the credit card program agreement through the date federal banking regulators closed Net First. As of December 31, 2002, Key Financial Systems and Nova had ceased business operations, however, Nova continues to receive residual payments on less than 1,000 cards still active in the Merrick Bank portfolio at December 31, 2006, down from approximately 2,000 cards at December 31, 2004. The Merrick Bank portfolio should continue to see a decline in active accounts going forward as users discontinue use of the cards or move to traditional credit programs. Effective October 2003, Key Financial Systems ceased operating a second card portfolio previously operated through KBank as only three cards remained active. Key Financial Systems and KBank terminated the Credit Card Program Agreement on March 31, 2004.

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

RISKS ASSOCIATED WITH OUR COMPANY AND HISTORY:

We had a net loss in 2004, 2005 and 2006, and we do not anticipate we will be profitable in 2007 as we continue to develop our hydrogen technology.

We incurred a net loss of approximately $27.2million (a net loss applicable to common stockholders of approximately $29.5 million) for the year ended December 31, 2006, as compared to a net loss of $8.8 million (a net loss applicable to common stockholders of approximately $9.5 million) for the year ended December 31, 2005, and a net loss of approximately $7.5 million (a net loss applicable to common stockholders of approximately $7.7 million) for the year ended December 31, 2004. We anticipate further losses for the year ended December 31, 2007 as we continue to develop our hydrogen generation technology. There is also no assurance we will be profitable in the year ending December 31, 2008 or beyond.

We presently have no sources of operating income unless and until we develop commercially viable products or we provide for other capital sources the nature of which could be detrimental to our current shareholders.

While we provided $8 million for our hydrogen operations in connection with the acquisition of that technology, such amount is not expected to provide working capital sufficient for us to develop and market any commercially viable products or services and we will be required to seek additional capital. In this regard, we may not be able to locate and successfully close on other sources of funds in the future, if necessary. Even if available, the cost and nature of any funds may not be on terms favorable to our current stockholders.

Certain liquidity issues exist which could seriously limit our future existence and development

We currently owe the Lenders, described in Item 1(a) above, approximately $1.1 million on the 2004 Notes that is payable over the balance of the year, which would substantially deplete working capital currently available to HPI. These Notes require a cash balance in excess of amounts due or a default may be declared. In addition, as previously noted, in March 2007, we owed approximately $400,000 on the GHTI Sublicense that remains unpaid. If GHTI were to give us notice, we would have to pay the amount due within 30 days, or the GHTI Sublicense could be terminated, and we would lose our rights to the technology contained therein. Payment of both the amounts due on the 2004 Notes and the GHTI Sublicense would leave us with limited working capital for operations for the balance of 2007, or conversely, utilization of our current working capital for operations could place us in default on either or both these sets of obligations, with serious consequences to our business. GHTI is a major shareholder of HPI and may consider waiver of the payment terms, but there is no agreement as to that waiver at this time. In addition, the Notes have certain provisions for payment to be made in stock under certain conditions and the Lenders have in the past agreed to settle cash obligations for stock in certain cases when those conditions have not been met. There can be no assurance they will agree at this time, given the recent decline in price of the stock, or if they do, that severe dilution may not result. Our management is currently assessing ways to potentially settle these obligations and in addition to secure addition operational capital. Please also see the Management’s Discussion and Analysis of Financial Condition later in this document for more details on these and other financial issues.

We have certain limitations arising under the GHTI sublicense and the GHTI License from UBC

Although we have certain exclusive rights to use the licensed technology in the United States, Mexico, Central America, and South America, and certain non-exclusive rights as to Canada as discussed elsewhere in this report, our major shareholder GHTI has retained rights outside those countries, and also has the right to enhancements we may make. This creates the possibility that GHTI could license the technology in areas not reserved to HPI, creating possible competitive industries using the same technology. Any such sub-license by GHTI would require the agreement of UBC and this may not be forthcoming. In addition, although UBC improvements are supposed to be part of the technology licensed to GHTI and sublicensed to us, UBC has sought patent protection in certain areas which we believe may be competitive to our licensed technology, and the issue of whether these should be considered “improvements” subject to our license has not been resolved. Management of GHTI is currently assessing this issue. If not adequately resolved, competitive technologies developed by UBC could be in the market place.

We are subject to Sarbanes-Oxley and the reporting requirements of federal securities laws, which are expensive.

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

RISKS ASSOCIATED WITH OUR SECURITIES:

Our common stock is quoted for trading on the Over the Counter Bulletin Board, which could limit the ability of our stockholders to sell our common stock at prices and at times they believe appropriate.

Our common stock is currently traded on the Over the Counter Bulletin Board (OTCBB), which is an electronic over-the-counter quotation service. Securities quoted on the over-the-counter bulletin board and pink sheets are only rarely covered by securities analysts. In addition, these quotation and trading systems generally involve a slower flow of bid, ask and sales information and fewer market making broker-dealers, which factors typically result in lower prices for quoted securities. As a result, our stockholders may have difficulty selling their shares of our common stock at times and at prices they believe appropriate.

The conversion of outstanding preferred stock and the exercise of options and warrants, at prices below the market price of our common stock could cause a decrease in the market price of our common stock.

On August 25, 2005, we issued 3,055 shares of Series K preferred stock in exchange for all of our previously outstanding Series G preferred stock and Series I preferred stock (for which there were approximately $3,055,000 in redemption value plus unpaid dividends). As of January 30, 2007, all 3,055 shares of our Series K preferred stock had been converted into 2,577,153 shares of our common stock. In addition, we have 100,000 shares of our Series L-3 common stock outstanding as described below. The conversion of any preferred stock either presently outstanding (Series L-3 as outlined below) or that may be issued in the future into an indeterminable number of shares of our common stock, and the exercise of options and warrants into a maximum of 3,912,742 shares of our common stock at the currently applicable weighted-average exercise price of approximately $2.81 per common share, may be below the market price of our common stock at the time such securities are exercised and converted.

Depending on the number of shares outstanding and the market price of our common stock at the time of the conversion or exercise of these convertible securities, any issuance of common stock upon conversion or exercise at then-below-market prices may cause a decrease in the market price of our common stock.

Our stockholders may experience significant dilution upon the conversion of our outstanding preferred stock.

Series L Preferred Stock

As part of our acquisition of Old HPI, we issued to the former stockholders of Old HPI 300,000 shares of the Preferred Stock. The Preferred Stock is convertible into common stock of the Company in three tranches of 100,000 shares each (referred to as the L-1, L-2 and L-3 Preferred Stock, respectively), on the 180th, 270th and 360th day following closing of the merger, respectively; each tranche shall be convertible into 40% of our common stock outstanding on the respective date of conversion. The conversion of the Preferred Stock is subject to the achievement by Old HPI of certain performance benchmarks as defined in the Certificate of Designation of Series L Preferred Stock, including Old HPI’s use of its hydrogen technology to develop prototype generators, with marketable value, for various micro and portable power applications and for various macro power applications such as fuel cells and internal combustion engines. The successful achievement of these benchmarks, and thus the conversion of the Preferred Stock, is determinable by our board of directors in their sole discretion.

On January 3, 2007, we issued an aggregate of 12,594,622 shares of the Company’s common stock (with an additional 711,431 shares reserved for issuance upon the exercise of outstanding options) to holders of two tranches of the Company’s Series L Convertible Preferred Stock (L-1 and L-2) upon conversion of 100,000 shares of L-1 and 100,000 shares of L-2 Convertible Preferred Stock.

Following the conversion of L-1 and L-2, we have issued an aggregate of 15,633,612 shares of our common stock to the Old HPI shareholders and there are 100,000 shares of L-3 that remain outstanding. In the event of the Series L-3 Preferred Stock is converted into our common stock, the former stockholders of Old HPI would own approximately 70% of our common stock on a post-transaction basis (assuming that we do not, prior to the conversion of the L-3 Preferred Stock, issue any additional shares of common stock other than pursuant to conversion of the Series L Preferred Stock). Based upon 28,111,356 shares of our common stock outstanding as of April 3, 2007, we would issue to the former stockholders of Old HPI approximately 11,244,538 additional shares of our common stock if the L-3 shares were converted, which includes approximately 600,000 shares reserved for issuance of outstanding Old HPI stock options. As a result, our current stockholders have experienced substantial dilution from the issuance of Series L-1 and L-2 and will experience additional dilution if the Series L-3 Preferred Stock is converted.

The conversion of outstanding convertible notes at prices below the market price of our common stock could cause substantial dilution to our current stockholders and a decrease in the market price of our common stock.

In March 2004, we closed on $5,000,000 of convertible promissory notes (the "Notes") with two financial institutions (the "Lenders"). The Notes carry a stated interest rate of 10% per annum and have a 45-month term. Interest only payments were due April 2004 through June 2004. Beginning in July 2004, principal and interest payments amortize over the remaining 42-month period. The Notes are senior to all other debt of Hydrogen Power and are collateralized by all assets of Chex as defined in the agreements. In December 2006, the terms of the Notes were amended to change the stated interest rate from 7% to 10% and the default rate of interest from 10% to 13%.

The Notes are convertible into Hydrogen Power common stock at $6.885 per share up to an amount equal to 4.99% of our outstanding common stock. We have the right under certain conditions to make any monthly payment of principal and interest in shares of our common stock. If we exercise our right, the common stock was to be issued based on 85% of the average bid price for 20 trading days prior to the payment due date. During the third quarter of 2006, we agreed with the lender to alter the terms of the optional stock payment provision of the loans given the difficulty of obtaining closing bid prices on non-listed stocks. The payment can now be issued at 80% of the average closing price of our common stock for the three or twenty days immediately prior to the payment date, whichever is lower. The maximum number of shares that can be delivered as payment is to be equal to 10% of the average monthly trading volume for the month prior to the payment due date. The Company may also issue common shares each month in an amount not to exceed 10% of the prior month's total share volume as payment, to be applied to the outstanding principal balance up to a value of $100,000. Certain of these provisions can be, and have been, waived by the lender allowing us to make larger portions of some monthly payments in common stock. During 2005, we issued a total of 207,230 shares of its common stock valued at $863,840 as partial payments to the Lenders, with the other portions paid in cash to the Lenders, resulting in full payment. During 2006, we issued an additional 265,524 shares of our common stock valued at $743,541 as partial payment with the balance of each payment made in cash, resulting in full payment. It will likely be necessary for us to convert these debts to equity, if possible, as discussed more fully in other risk factors above. The principal balance of the two remaining notes was approximately $1,147,000 at April 8, 2007.

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

In the past, we have converted certain notes payable, accounts payable and other liabilities to equity by issuing shares of our common stock. Our board of directors previously authorized us to allow the conversion of certain notes and other debts outstanding to equity and be paid in our common stock at prices up to 15% below the current trailing 10 day average closing price. As a result of this policy, our stockholders may experience substantial dilution should we be successful in converting other debts to equity in the future. During the period from October to December 2006, we issued 234,909 shares of our common stock from the conversion of $319,258 in outstanding debt to unaffiliated parties. This amount does not include an additional 100,000 shares issued to our former president and director in December 2006 pursuant to the Letter Agreement as described under Item 1 (a) above.

The former stockholders of Old HPI generally, and its former majority stockholder specifically, are able to exert significant control over our Company.

Assuming the conversion of all of the Series L Preferred Stock, the former securityholders of Old HPI who presently own approximately 54% of our common stock would hold approximately 70% of our outstanding common stock on a post-transaction basis. Additionally, GHTI, Old HPI’s former majority stockholder, which presently owns approximately 49% of our common stock would beneficially own approximately 63% of our outstanding common stock on a post-transaction basis, and now has and would thus have significant influence and effective control over the management of our business, the election of directors and all matters requiring stockholder approval.

A substantial number of shares will be eligible for future sale by the Old HPI shareholders and the sale of those shares could adversely affect our stock price.

As part of the acquisition agreement with Old HPI, we agreed to register for sale all of the shares of common stock and warrants issued as a result of the Acquisition. As a result, we have registered approximately 2.1 million of the shares of common stock and warrants issued in the HPI transaction that became eligible for immediate public sale. This could adversely affect the public market for our common stock should a significant portion of these shares be offered for sale at any given time. This could cause a significant decline in the market price for our common stock and therefore affect the value of any of our securities.

RISKS RELATED TO OUR HYDROGEN POWER TECHNOLOGY DEVELOPMENT BUSINESS

Our hydrogen power technology development business has a limited operating history on which to evaluate our business and currently possesses unproven hydrogen generation technology.

Following our acquisition of Old HPI, we continue to conduct research and development on our unproven hydrogen power generation technology. Our business plan is subject to significant further product development and there is a lack of meaningful historical financial data that makes it difficult to evaluate its prospects. To the extent that we are able to implement our business plan, our business will be subject to all of the problems that typically affect a business with a limited operating history, such as unanticipated expenses, capital shortfalls, delays in technology development and possible cost overruns. In addition, our hydrogen generation system has marketable potential but is an innovative product that has not yet been proven on a commercial scale or introduced to the market.

We may not be able to achieve commercialization of our potential products on the timetable we anticipate, or at all.

We cannot guarantee that we will be able to develop commercially viable hydrogen power generation products on the timetable we anticipate, or at all. The commercialization of hydrogen power generation products require substantial technological advances to improve the efficiency, functionality, durability, reliability, cost and performance of these products and to develop commercial volume manufacturing processes for these products. We cannot guarantee that we will be able to internally develop the technology necessary for commercialization of our hydrogen power generation products, or that we will be able to acquire or license any required technology from third parties. Developing the technology for high-volume commercialization requires substantial capital, and we cannot assure you that we will be able to generate or secure sufficient funding on acceptable terms to pursue commercialization plans. In addition, before any product can be released to market, it must be subjected to numerous field tests. These field tests may encounter problems and delays for a number of reasons, many of which are beyond our control.  If these field tests reveal technical defects or reveal that Hydrogen Power’s potential products do not meet performance goals, including useful life, reliability, and durability, our commercialization schedule could be delayed, and potential purchasers may decline to purchase future systems and products.

The commercialization of our hydrogen power generation systems also depend upon our ability to significantly reduce the costs of these systems and products. We cannot assure you that we will be able to sufficiently reduce the cost of these products without reducing its performance, reliability and durability, which would adversely affect consumers’ willingness to buy future products.

We have no operating revenue to date as a hydrogen technology company and a history of losses. We may be unable to generate sufficient net revenue in the future to achieve or sustain profitability.

As a development stage company, prior to our acquiring Old HPI, it experienced operating losses for each quarterly and annual period since its inception in December 2003. It experienced net losses of approximately $2.9 million for the year ended December 31, 2005 and $767,000 for the year ended December 31, 2004. As of December 31, 2005, Old HPI had an accumulated deficit of approximately $3.7 million. As a result of the Acquisition, Old HPI losses are now included in our consolidated financial statements for 2006 from the effective date of the acquisition, March 14, 2006. We expect our losses and cash expenditures to continue over the next several years as we work to develop commercially viable products based on our hydrogen generation technology.

We cannot assure you that we will be able to successfully execute our business plan.

The execution of our business plan poses many challenges and is based on a number of assumptions.  We cannot assure you that we will be able to successfully execute our business plan. Narrowing the scope of our development activities may not accelerate product commercialization.  If we experience significant cost overruns on any of our product development programs, or if our business plan is more costly than anticipated, certain research and development activities may be delayed or eliminated, resulting in changes or delays to our commercialization plans.

Our failure to obtain necessary additional financing would have a material adverse effect on our business plan and hinder or delay product development.

In order to develop a product or products utilizing our hydrogen power generation technology, we will require substantial additional financing. This financing would likely include equity or debt financing which would likely cause substantial dilution to our current stockholders. We may not be able to obtain such additional equity or debt financing when we need it or at all. Even if such financing is available, it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements. If we require, but are unable to obtain, sufficient additional financing in the future, we may be unable to develop any commercially viable hydrogen generation product, further protect our intellectual property sufficiently, meet customer demand for any products that may be developed or withstand adverse operating results should successful product development occur. More importantly, if we are unable to raise further financing when required, our continued operations may have to be scaled down or even ceased and any ability to generate future revenues would be negatively affected.

Potential fluctuations in our financial and business results makes forecasting difficult and may restrict our access to funding for our commercialization plan.

We expect our operating results to vary significantly from quarter to quarter.  As a result, quarter to quarter comparisons of these operating results are not expected to be meaningful.  Due to our hydrogen power technology business’ stage of development, it is difficult to predict potential future revenues or results of operations accurately.  It is likely that in one or more future quarters our operating results will fall below the expectations of investors or securities analysts.  In addition, investors or security analysts may misunderstand our business decisions or have expectations that are inconsistent with our business plan.  This may result in our business activities not meeting their expectations.  Not meeting investor or security analyst expectations may materially and adversely impact the trading price of our common shares, and increase the cost and restrict our ability to secure required funding to pursue our commercialization plans.

A mass market for our products may never develop or may take longer to develop than we anticipate.

Even if successfully commercialized, our hydrogen power generation systems will result in products sold in markets that are still emerging, and about which little is known. As a result, we do not know whether end-users will want to use those products.  The development of a mass market for our hydrogen power generation technology may be affected by many factors, some of which are beyond our control, including the emergence of newer, more competitive technologies and products, the future cost of raw materials used by our systems, regulatory requirements, consumer perceptions of the safety of any developed products and related fuels, and consumer reluctance to buy a new product.

If a mass market fails to develop or develops more slowly than anticipated, we may be unable to recover the losses it will have incurred in the development of potential products and may never achieve profitability.  In addition, we cannot guarantee that Hydrogen Power will be able to develop, manufacture or market any products if sales levels do not support the continuation of those products.

Regulatory changes could hurt the market for our products.

Changes in existing government regulations and the emergence of new regulations with respect to hydrogen generation systems may hurt the market for any developed products.  Environmental laws and regulations in the U.S. (particularly in California) and other countries have driven interest in vehicular alternate energy systems. We cannot guarantee that these laws and policies will not change.  Changes in these laws and other laws and policies or the failure of these laws and policies to become more widespread could result in consumers abandoning their interest in hydrogen generation systems in favor of alternative technologies.  In addition, as alternative energy products are introduced into the market, the U.S. and other governments may impose burdensome requirements and restrictions on the use of these technologies that could reduce or eliminate demand for some or all of Hydrogen Power’s potential products.

If we fail to protect our intellectual property rights, competitors may be able to use our technology, which could weaken our competitive position, eliminate the potential for future revenue and increase costs.

We believe that our long-term success will depend to a large degree on our ability to protect the proprietary technology that we have licensed or acquired or may develop or acquire in the future. Although we intend to aggressively pursue anyone we reasonably believe is infringing upon our intellectual property rights, initiating and maintaining suits against third parties that may infringe upon those intellectual property rights will require substantial financial resources. We may not have the financial resources to bring such suits and if it does bring such suits, it may not prevail. Regardless of our success in any such actions, we could incur significant expenses in connection with such suits.

Failure to protect our existing intellectual property rights could seriously harm our business and prospects because we believe that developing new systems and products that are unique to us is critical to our success.  We rely on patent, trade secret, trademark and copyright law to protect our intellectual property.  However, some of our intellectual property may not be covered by any patent or patent application, and the patents that we have licensed will eventually expire.  We cannot assure that our present or future issued patents will protect its technology.  Moreover, our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent.  Accordingly, there is no assurance that:

•	any of the patents licensed by us will not be invalidated, circumvented, challenged, rendered unenforceable, or licensed to others; or

•	any potential future patent applications will be issued with the breadth of claim coverage sought by us, if issued at all.

In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in certain countries.

We may also seek to protect our proprietary intellectual property, including intellectual property that may not be patented or patentable, in part by confidentiality agreements and, if applicable, inventors’ rights agreements with strategic partners and employees.  We can provide no assurance that these agreements will not be breached, that we will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of these relationships.

Our intellectual property has been licensed on an exclusive basis, within certain geographical limitations, from GHTI, and UBC, who may also license such intellectual property to others, including competitors in other geographic areas. If necessary or desirable, we may seek further licenses under the patents or other intellectual property rights of others. However, we can give no assurances that we will obtain such licenses or that the terms of any offered licenses will be acceptable to us.  The failure to obtain a license from a third party for intellectual property we use could cause us to incur substantial liabilities and to suspend the development, manufacture or shipment of products or our use of processes requiring the use of such intellectual property.

We may be involved in intellectual property litigation that causes us to incur significant expenses or prevents us from selling any developed products.

We may become subject to lawsuits in which it is alleged that we have infringed the intellectual property rights of others or commence lawsuits against others who we believe are infringing upon our rights.  Involvement in intellectual property litigation could result in significant expense, adversely affecting the development of the challenged product or intellectual property and diverting the efforts of our technical and management personnel, whether or not such litigation is resolved in its favor.  In the event of an adverse outcome as a defendant in any such litigation, we may, among other things, be required to:

•	pay substantial damages;

•	cease the development, manufacture, use, sale or importation of any developed products that infringe upon other patented intellectual property;

•	expend significant resources to develop or acquire non-infringing intellectual property;

•	discontinue processes incorporating infringing technology; or

•	obtain licenses to the infringing intellectual property.

We can provide no assurance that we would be successful in such development or acquisition or that such licenses would be available upon reasonable terms.  Any such development, acquisition or license could require the expenditure of substantial time and other resources and could have a material adverse effect on our business and financial results.

We currently face and will continue to face significant competition.

As alternative energy technologies including hydrogen power generation technologies have the potential to replace existing power products, competition for those products will come from current power technologies, from improvements to current power technologies and from new alternative power technologies, including other types of alternative energy technologies. Each of our target markets is currently serviced by existing manufacturers with existing customers and suppliers. These manufacturers use proven and widely accepted technologies such as internal combustions engines and turbines as well as coal, oil and nuclear powered generators.

Additionally, there are competitors working on developing technologies other than hydrogen power generation systems (such as fuel cells, advanced Lithium-ion batteries and battery/fuel cell hybrids) in each of our targeted markets.  Some of these technologies are as capable of fulfilling existing and proposed regulatory requirements as our technology.

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

The loss of the services of certain key employees, or the failure to attract additional key individuals, would materially adversely affect our business.

Our success could depend on the continued services of certain research and marketing personnel at our Seattle facility. In addition, our success depends in large part on our ability in the future to attract and retain key management, engineering, scientific, manufacturing and operating personnel.  Recruiting personnel for the alternative energy industries is highly competitive.  We cannot guarantee that we will be able to attract and retain qualified executive, managerial and technical personnel needed for the development of potential products business. Our failure to attract or retain qualified personnel could have a material adverse effect on our business. Liquidity issues, discussed earlier, could severely impact our ability to attract qualified key personnel or retain existing personnel.

Hydrogen products use inherently dangerous, flammable fuels, which could subject our business to product liability claims.

Our technology exposes us to potential product liability claims that are inherent in hydrogen and products that use hydrogen.  Hydrogen is a flammable gas and therefore a potentially dangerous product.  Any accidents involving our technology or future products or other hydrogen-based products could materially impede widespread market acceptance and demand for hydrogen energy products.  In addition, we may be held responsible for damages beyond the scope any insurance coverage.  We also cannot predict whether we will be able to maintain any necessary insurance coverage on acceptable terms.

RISKS RELATED TO THE BUSINESS OF OUR MAJORITY-OWNED SUBSIDIARY FASTFUNDS FINANCIAL CORPORATION:

FastFunds has no significant operating business.

In January 2006, FastFunds sold substantially all of its operating business, owned by Chex, to Game Financial Corporation. The company currently has no significant operating business. As a result, any investment in FastFunds must be considered purely speculative.

FastFunds’ balance sheet contains certain notes payable, which were due February 28, 2007.

Chex previously relied on promissory notes (the “Chex Notes”) issued to private investors to provide operating capital for its business. As of December 31, 2006, the balance of the Chex Notes was $2,108,000. FastFunds renewed $283,000 of the Chex Notes on the same terms and conditions as previously existed. In April 2007 FastFunds, through a financial advisor, restructured $1,825,000 of the Chex Notes (the “Restructured Notes”). The Restructured Notes carry a stated interest rate of 15% and mature on February 28, 2008. Of the Restructured Notes, $150,000 and $175,000, respectively, have 90 day and 120 day provisions, whereby the noteholder can request repayment. However, FastFunds does not currently have enough capital to repay the Restructured Notes when they mature. Accordingly, the noteholders may take action against the Company, including forcing the Company into bankruptcy.

Chex is a guarantor of certain debt of HPI, and the Company’s entire investment in Chex (i.e., its ownership of all outstanding Chex stock) is subject to a security interest securing such obligation. Furthermore, all of the assets of Chex are subject to a security interest for the same debt.

In March 2004, HPI closed on $5 million of debt financing and issued convertible promissory notes in that principal amount to two financial institutions (the “Lenders”). The proceeds from the promissory notes were immediately thereafter loaned to Chex. The promissory notes are collateralized, among other things, by all of the assets of Chex, and by the Company common stock owned by HPI. In conjunction with the Asset Sale, the holders of the promissory notes consented to the sale of assets that secured their notes. In contemplation of the Redemption Agreement described above, on December 29, 2006, HPI and FastFunds obtained the consent of the two financial institutions to complete the transactions contemplated by the Redemption Agreement. Contemporaneously with receipt of the consent, HPI and FastFunds entered into an Note and Security Amendment Agreement dated December 29, 2006 with the Lenders, pursuant to which it was agreed to amend certain terms of the Convertible Promissory Note dated March 8, 2004 in favor of Lenders in the principal amount of $5,000,000 to increase the interest rate applicable to the Convertible Promissory Notes from 7% per annum to 10% per annum and the default interest rate from 10% to 13%. Accordingly, if we default on the obligations specified under the promissory notes, and if Chex cannot cure such defaults, FastFunds’ remaining assets could be lost. Chex is not expected to have the reserves to pay any of such claims.

There are currently outstanding securities convertible into or exchangeable for an aggregate of 4,329,280 shares of FastFunds’ common stock which, if converted or exchanged, will substantially dilute its existing stockholders.

FastFunds currently has outstanding notes and securities convertible into or exchangeable for an aggregate of 4,329,280 shares of common stock under certain conditions. In addition, the effective conversion and exercise prices of 189,000 of such securities significantly lower than the current market value of FastFunds’ common stock. If these securities are converted into or exchanged for common stock, their issuance would have a dilutive effect on the percentage ownership of FastFunds’ current stockholders, including the Company. These securities consist of: (i) outstanding warrants to purchase an aggregate of 189,000 shares of FastFunds’ common stock at a purchase price of $0.10 per share, which were originally issued to HPI in connection with the Merger; (ii) options to purchase 455,000 shares of its common stock at an average purchase price of $1.05 per share; and (iii) warrants to purchase an aggregate of 3,685,280 shares of FastFunds common stock at a weighted average purchase price of $0.98 per share.

FastFunds’ common stock trades only in an illiquid trading market, which generally results in lower prices for its common stock.

Trading of FastFunds’ common stock is conducted on the Over-The-Counter Bulletin Board. This has an adverse effect on the liquidity of FastFunds’ common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and the lack of security analysts’ and the media’s coverage of the company and its common stock. This may result in lower prices for FastFunds’ common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for FastFunds’ common stock.

FastFunds has not paid dividends to date, and has no intention of paying dividends to its stockholders, including the Company.

To date, FastFunds has not paid any cash dividends and does not anticipate the payment of cash dividends in the foreseeable future. Accordingly, the only return on an investment in FastFunds’ common stock, if any, may occur upon a subsequent sale of the shares of common stock.

EMPLOYEES

HPI currently employs nine full-time employees of whom seven work in technical capacities. FastFunds employs 2 full-time employees at its corporate office. Denaris, Key Financial Systems and Nova Financial Systems currently have no employees.

ITEM 2. PROPERTIES.

Effective January 2, 2007, our principal executive office located in Seattle, Washington was consolidated with our development laboratory. We lease approximately 3000 square feet of office and laboratory space under a written lease executed in February, 2006 and expiring January 31, 2008. Our payments under this lease are currently$6,676 per month plus $660 monthly for parking.

During the year ended December 31, 2006, our principal executive office was located in Englewood, Colorado. We leased this space, consisting of approximately 1,800 square feet, on a month-to-month basis for $2,500 per month, from a corporation in which our former president is the sole stockholder. We believe these terms were no less favorable than those that could be obtained from a non-affiliated party for similar facilities in the same area.

Effective May 1, 2005, we also sub-leased approximately 800 square feet of office space on a month-to-month basis from an unaffiliated third party in West Palm Beach, Florida for $1,700 per month, which ended in as of December 2006.

FastFunds, through Chex, leased approximately 3,300 square feet for its executive office in Minnetonka, Minnesota. The lease payment was $6,000 per month through March 31, 2006, when it expired and became a month-to-month arrangement. This lease ended in May 2006. Under the terms of the lease, Chex was responsible for its pro-rata share of taxes, operating expenses and improvement costs. Upon the expiration of this lease, FastFunds moved its principal executive office to the Company’s office space in West Palm Beach, Florida. In January 2007, FastFunds leased approximately 1,300 square feet for its executive office in West Palm Beach, Florida, which is adequate for its current needs. The current minimum lease payment is approximately $2,900 per month through January 31, 2010, when it expires. Pursuant to the terms of the lease, FastFunds is also responsible for its pro-rata share of taxes, operating expenses and improvement costs.

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

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information.

Since October 25, 2006, our common stock has been traded, and continues to trade, on the Over the Counter Bulletin Board under the symbol HYDP. For the period from May 23, 2006 to October 24, 2006, our stock traded on the Over the Counter Pink Sheets and for the period up to and including May 22, 2006, our stock traded on the Nasdaq Capital Market. The table below states the quarterly high and low sale prices for the common stock as reported by The Nasdaq Stock Market, and represents actual high and low sale prices, for the periods from January 1, 2005 through May 22, 2006. For the period from may 23, 2006 to December 31, 2006, the table states the quarterly high and low bid prices for each quarterly period as indicated. On January 25, 2005, we completed a one-for-six share reverse split of our common stock for stockholders of record on January 24, 2005. Accordingly, the prices listed below that may have occured prior to January 25, 2005, has been restated to account for the reverse stock split.

Quarter ended	High	Low
2005
March 31, 2005	$4.50	$2.88
June 30, 2005	5.60	3.71
September 30, 2005	6.68	4.01
December 31, 2005	6.43	4.92

2006
March 31, 2006	$6.17	$4.34
June 30, 2006	4.74	1.25
September 30, 2006	2.25	1.23
December 31, 2006	1.85	1.20

(b) Holders.

The number of record holders of our common stock as of April 2, 2007 was approximately 2,130 according to our transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name.

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
Stockholders as of the Record date received one Class A Warrant and one Class B Warrant for every two shares of common stock held of record on the Record Date, and were sent materials necessary for them to receive certificates representing the Dividend Warrants. In the aggregate, we distributed 3,046,038 Class A Warrants and 3,046,038 Class B Warrants. These warrants were only exercisable under certain terms and conditions as set forth in the Warrant Agreement that included the effectiveness of a registration statement under the 1933 Act filed with the Securities and Exchange Commission covering the common stock issuable upon exercise of such warrants.

Following issuance of the Class A and Class B Warrants, it was determined that the Company’s dividend of the Class A and Class B Warrants constituted a simultaneous unregistered and non-exempt offer of the common stock purchasable under such warrants, which simultaneous offer was a violation of Section 5 of the Securities Act of 1933. Accordingly, on June 16, 2006, we executed a Termination of Warrant Agreement (the “Termination Agreement”) with Corporate Stock Transfer with respect to the Warrant Agreement. Through the Termination Agreement the Class A Warrants and Class B Warrants were extinguished and terminated.

HPI has not declared nor paid cash dividends on our common stock during the previous two fiscal years, nor do we anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to fund operations and for the continued development of our business. While a business development company, we made an in-kind distribution of one of our larger investment positions to stockholders. Any further in-kind distribution will be made only when, in the judgment of our Board of Directors, it is in the best interest of our stockholders to do so. It is possible that we may make an in-kind distribution of securities, which have appreciated or depreciated from the time of purchase depending upon the particular distribution. We have not established a policy as to the frequency or size of distributions and indeed there can be no assurance that any future distributions will be made. To date, only one such distribution has been approved by the Board of Directors and was distributed in April 1988.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

We have the following securities authorized for issuance under our equity compensation plans as of December 31, 2006, including options outstanding or available for future issuance under our 2003 Stock Option Plan, which was not approved by our security holders, and our 2005 Stock Option Plan, which was approved by our security holders on December 26, 2005.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	447,500	$1.64	685,159
Equity compensation plans not approved by security holders	484,966	$5.23	0
Total	932,466	$3.51	685,159

Our 2003 Stock Option Plan was not approved by our securityholders. There were 583,334 shares eligible for issuance under the 2003 Plan, none of which are available for future issuance. The 2003 Plan provided for the grant of both incentive and non-statutory stock options. The board of directors adopted the 2003 Plan to provide a means by which our employees, directors, officers and consultants would be given an opportunity to purchase our stock, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions and to provide incentives for such persons to exert maximum efforts for our success. Employees, directors, officers and consultants of our subsidiaries and affiliates were also eligible to participate in the 2003 Plan. The board of directors administered the 2003 Plan. Subject to the provisions of the 2003 Plan, the board of directors had the power to construe and interpret the 2003 Plan and to determine the persons to whom and the dates on which options were granted, the number of shares of common stock to be subject to each option, the time or times during the term of each option within which all or a portion of such option may be exercised, the exercise price, the type of consideration and other terms of the option.

(e) Performance Graph.

As a result of the sale by FastFunds of its cash access services business and our acquisition of Hydrogen Power, Inc., we have changed the indexes used to illustrate the cumulative return of our Common Stock to reflect the change in our business. The following graph compares the annual change in the cumulative total shareholder return on our Common Stock for the five fiscal years ended December 31, 2006 with the cumulative total return on the Russell 2000 and a peer group consisting of Standard Industry Classification (“SIC”) Group Code 369 companies listed on The American Stock Exchange, Nasdaq Global Market and New York Stock Exchange for that period. It assumes $100 invested on December 31, 2001 with dividends reinvested.

	2001	2002	2003	2004	2005	2006
HYDROGEN POWER, INC.	100.00	11.33	44.20	17.54	23.53	7.23
SIC CODE INDEX 369	100.00	86.85	140.46	151.05	151.98	171.91
RUSSELL 2000 INDEX	100.00	78.42	114.00	133.94	138.40	162.02

The following graph compares the annual change in the cumulative total shareholder return utilizing indexes used in our Annual Report on Form 10-K for the year ended December 31, 2005. It compares our Common Stock for the five fiscal years ended December 31, 2006 with the cumulative total return on the Nasdaq Stock Market US Stock Index and a peer group consisting of the Nasdaq Stock Market Financial index for that period. It assumes $100 invested on December 31, 2001 with dividends reinvested.

	2001	2002	2003	2004	2005	2006
HYDROGEN POWER, INC.	100.00	11.33	44.20	17.54	23.53	7.23
NASDAQ FINANCIAL	100.00	101.38	136.12	154.60	161.37	184.50
NASDAQ MARKET INDEX (U.S.)	100.00	69.97	106.36	115.98	120.15	134.80

Recent sales of unregistered securities.

During the period from November 2006 through January 2007, we issued 37,907 shares of common stock to two unaffiliated institutional investors in payment of convertible notes and accrued interest totaling $47,493, which equals $1.25 per share.

In December 2006, we issued 75,000 shares of common stock pursuant to a consulting contract. The shares were valued at $138,750, which represents the number of shares issued multiplied by the value of the common stock ($1.85) on the date the consulting contract was executed (July 31, 2006).

In December 2006, we issued 3,993 shares of common stock to an accredited investor upon the conversion of debt totaling $5,000, or a conversion price of $1.25 per share. We also issued 13,337 shares to Mr. Henry Fong, our former president who resigned in January 2007, upon the conversion of $16,756 in debt or a conversion price of $1.26 per share.

In December 2006, we issued 300,000 shares of common stock to our subsidiary, FastFunds Financial Corporation, in payment of certain price guarantees made by us pursuant to a settlement agreement with former holders of certain FastFunds promissory notes. These shares were valued at $1.50 per share, the market price on the date of issuance and were issued in exchange for a receivable.

In December 2006 through January 2007, 1,144 shares of Series K Preferred Stock with a face value of $1,144,000, plus cumulative unpaid dividends of $89,804, were converted into 1,197,238 shares of common stock at conversion prices of $1.00 per share for the preferred stock and $1.55 per share for the dividends.

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

ITEM 6. SELECTED FINANCIAL DATA.

The following table contains selected financial data of the Company for the previous five years. The selected financial data presented herein for the year ended December 31, 2006 includes the consolidated financial statements of the Company and its wholly-owned subsidiaries, Key and Nova, the operations of Old HPI beginning March 14, 2006, as well as our majority-owned subsidiaries, FFFC and Denaris. For the years ended December 31, 2002 through 2005 it includes Key and Nova and our majority-owned subsidiaries, FFFC and Denaris. In the fourth quarter of 2003, Key ceased “run-off” operations. In January 2006, FFFC sold substantially all of its operating assets. Accordingly, Key and FFFC operations for all periods are presented into a one-line presentation and are included in “Loss from discontinued operations”. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

	2006	2005	2004	2003	2002
Revenues	$126,332	$196,899	$260,256	$415,253	$881,577
Loss from continuing operations	(27,119,908)	(2,590,433)	(2,846,360)	(4,303,600)	(3,053,820)
Loss from discontinued operations, net of income taxes	(118,895)	(6,251,804)	(4,611,623)	(273,625)	(1,265,180)
Net loss	(27,238,803)	(8,842,237)	(7,457,983)	(4,577,225)	(4,319,000)
Net loss applicable to common stockholders	(29,480,503)	(9,474,325)	(7,684,023)	(5,156,075)	(4,439,580)
Basic & diluted loss per common share:
Loss from continuing operations per common share	(2.49)	(0.47)	(0.54)	(1.00)	(0.84)
Loss from discontinued operations per common share	(0.01)	(0.92)	(0.82)	(0.06)	(0.33)

Total assets	4,930,569	29,553,148	24,217,706	26,257,750	27,431,748
Total long-term liabilities	642,261	4,975,423	3,044,016	37,243	240,629
Convertible preferred stock	169,300	131,300	2,378,000	2,378,000	4,015,000
Cash dividends	-	-	-	-	-

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2006, 2005 and 2004. The financial statements presented for the three years ended December 31, 2006, 2005 and 2004 are those of the Company along with its subsidiaries FastFunds Financial Corporation, Key Financial Systems, Nova Financial Systems and Denaris Corporation and since March 14, 2006, with those of Old HPI. In January 2006, FastFunds sold substantially all of its operating assets and accordingly, the results for all periods are presented in a one-line presentation and are included in “Loss from discontinued operations”. In the fourth quarter of 2003, Key Financial Systems ceased “run-off” operations and Key Financial Systems operations for all periods are also included in “Loss from discontinued operations”.

In light of the foregoing, the historical data presented below is not indicative of future results. You should read this information in conjunction with the audited consolidated financial statements of the Company, including the notes to those statements (Item 8), and the following “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

The Company’s consolidated financial statements for the year ended December 31, 2006 have been prepared on a going concern basis, which contemplates the realization of its remaining assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant losses for the years ended December 31, 2006, 2005 and 2004, and has a working capital deficit of approximately $2,038,000, and an accumulated deficit of approximately $55 million as of December 31, 2006. Moreover, the Company presently has no sources of revenue and can make no assurances that we will have significant revenues for the year ending December 31, 2007.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the Company will have adequate resources to fund future research and development costs, general operating costs, debt obligations and sub-license agreement payments as they become due. If funds are available, they may not be available to the Company when needed or on favorable terms or in amounts required by the Company. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

BUSINESS ACQUISITION:

On February 28, 2006, the Company held a special meeting of its shareholders. At that meeting the shareholders approved and authorized the acquisition of Old HPI, as well as certain related common stock issuances. The acquisition, which management has accounted for as a purchase, closed on March 14, 2006.

Per the terms of the Merger Agreement, as amended, the Company issued to the former shareholders of Old HPI 2,338,990 shares of its common stock. The shares were valued at $9,379,350 which is based upon the quoted market price of the Company’s common stock on July 6, 2005 ($4.01 per share), the date the terms of the Merger Agreement were agreed to by the Company and Old HPI’s shareholders. The Company has also reserved 132,122 shares of its common stock to be issued upon exercise of options to purchase 1,550,000 shares of Old HPI common stock outstanding immediately prior to the time of the merger. These shares were valued at $350,652 based upon the Black-Scholes option pricing model.

Pursuant to a Share Exchange Agreement dated December 5, 2005 with a shareholder of Old HPI, Aton Select Fund Limited (“Aton”), prior to the effective time of the merger, the Company issued 700,000 shares of its common stock in exchange for 850,000 shares of Old HPI common stock held by Aton. These shares were valued at $2,526,300 ($3.609 per share), a 10% discount to the July 6, 2005 market price. The Share Exchange Agreement was contemplated in the Merger Agreement, and accordingly, the total shares issued or reserved to Old HPI shareholders were 3,171,112, or approximately 29% of the Company’s common stock outstanding at the time of the merger.

In addition, the Company issued warrants to purchase up to 1,600,000 shares of its common stock at an exercise price of $3.00 per share in exchange for all outstanding warrants of Old HPI at the date of merger. The warrants had an original expiration date of February 7, 2007. The warrants were valued at $4,246,400 based on the Black-Scholes option pricing model. In February 2007 the Company extended the exercise date of the warrants to August 2007 and lowered the exercise price to $2.00. The Company recorded acquisition costs of $227,162 in connection with the transaction. The total purchase price on the date of acquisition for acquiring 100% of Old HPI was $16,729,864.

The Company also issued to the stockholders of Old HPI 300,000 shares of its Series L Preferred Stock. The Preferred Stock is convertible into Company common stock in three equal installments of 100,000 shares each (referred to as the L-1, L-2 and L-3 Preferred Stock, respectively), on the 180th, 270th and 360th day following closing of the merger, respectively, with each installment convertible into 40% of the Company’s common stock outstanding immediately prior to any such conversion. The conversion of the Preferred Stock is subject to the achievement by Old HPI of certain performance benchmarks as defined in the Certificate of Designation of Series L Preferred Stock, the satisfaction of which is to be determined by the Company in its sole discretion. On January 2, 2007, the board of directors determined that the benchmarks for the L-1 and L-2 Preferred Stock had been met. Accordingly, on January 3, 2007, the Company issued 4,988,646 shares of its common stock (and reserved an additional 281,793 shares of its common stock for issuance upon the exercise of outstanding options) upon the conversion of the L-1 shares and issued 7,605,976 shares of its common stock (and reserved an additional 429,638 shares of its common stock for the issuance upon the exercise of outstanding options) upon the conversion of the L-2 shares. Each of the issuances of common stock upon the conversion of L-1 and L-2 Preferred Stock were equal to 40% of the Company’s outstanding common stock prior to each conversion. In the event L-3 Preferred Stock is converted into the Company’s common stock, the former stockholders of Old HPI would own approximately 73% of the Company’s common stock on a post-transaction basis (assuming that the Company does not, prior to the conversion of the L-3 Preferred Stock, issue any additional shares of common stock). As of the date of this report, the L-3 shares have not been converted to common stock.

In July and September 2005, the Company loaned to Old HPI an aggregate of $3,000,000 to be used for the exploitation and commercialization of its technology. The Company agreed to forgive payment of the $3,000,000 plus accrued interest as a condition of closing. The Company accounted for the forgiveness as a contribution of capital.

As a condition to close, the Company was required to make a $5 million contribution to capital of Old HPI, which proceeds were transferred to Old HPI at closing. On March 14, 2006, the Company and FFFC entered into a Secured Promissory Note (the “Note”), a Stock Pledge Agreement (the “Pledge”) and a Profit Participation Agreement through which FFFC loaned the Company $5 million. The Note was due March 14, 2007, and accrued interest at 10% per annum. Pursuant to the Pledge, the Company has pledged all of its shares of Old HPI to FFFC to guarantee payment of the Note. Additionally, the parties executed the Profit Participation Agreement, whereby the Company granted to FFFC a net profit interest, as defined in the loan documents, in the amount of 10% of the net profit derived from the operations of Old HPI during the period the Note is outstanding.

On January 2, 2007, pursuant to a Redemption, Stock Sale and Release Agreement (see footnote one to the consolidated financial statements included herein), FFFC released the Company, on its obligations regarding the Note and the unpaid interest aggregating was $5,402,398.

The Company, currently based in Seattle, Washington, performs hydrogen-related testing, research and engineering, and has developed a patented system (Hydrogen NowTM) that creates pure hydrogen from the reaction of aluminum and water. The patented technology allows hydrogen gas to be generated on-site and on-demand, without electricity, thus offering the potential to overcome transportation and storage problems. This process has the potential to supply hydrogen at customized rates and pressures.

Our objective is to develop and market our licensed proprietary hydrogen production process for use in commercial applications that require hydrogen, but where hydrogen storage and/or distribution is too costly or not feasible. Our management believes, based on their product and market review, that our hydrogen production process may be a commercially viable process for: (1) small volume hydrogen production for various industrial applications; and (2) fuel cell applications where on-demand hydrogen is required or is an advantage such as for selected portable power, stationary and mobile back-up generator power, and small scale transportation applications. Our new COO and Principal Executive is currently assessing, with his advisors, the technology and possible applications thereof. Thus, possible application areas, and any others contained in this document should be considered tentative.

Our functional technology development laboratory is equipped to carry out hydrogen-related testing, research and engineering. We have working arrangements with two university laboratories - the Department of Metals and Materials Engineering at the University of British Columbia, Canada and the Department of Metals at the University of Washington, Seattle - to make use of the larger, more sophisticated pieces of equipment already available at those facilities. We are at the early stage of testing and evaluating the commercial application of the licensed technology and the design and engineering of prototypes.

SALE OF FFFC ASSETS

On December 22, 2005, FFFC and Chex entered into an Asset Purchase Agreement (the “APA”) with Game Financial Corporation (“Game”), pursuant to which Chex agreed to sell substantially all of its cash access contracts and certain related assets, which represented substantially all the assets of Chex and FFFC.

On January 31, 2006, FFFC and Chex completed the Asset Sale for $14 million pursuant to the APA and received net cash proceeds of $12,642,784 and realized a pre-tax book gain of approximately $4 million.

(a) Liquidity and Capital Resources.

The Company’s liquidity and capital resources during the year ended December 31, 2006, have been primarily provided through the January 31, 2006, Asset Sale which provided the Company with net cash proceeds of $12,642,784 and the cash acquired of $2,203,121 in the business acquisition of Old HPI described above.

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

For the year ended December 31, 2006, net cash used in operating activities was $5,798,870 compared to $1,988,255 and $3,324,961 for the years ended December 31, 2005 and 2004, respectively. The net loss in 2006 was $27.2 million compared to $8.8 million and $7.5 million in 2005 and 2004, respectively. The most significant portion of the increase in the current year net loss was the non-cash cost of approximately $19 million incurred related to acquiring the technology, trade name and sub-license agreement of Old HPI. New management has determined that the most viable potential market applications for the technology are a different subset than those being pursued by Old HPI, and hence the costs related to acquisition of the technology have been expensed in the the fourth quarter of 2006. The current year net loss was also attributable to losses being incurred by FFFC of approximately $1,410,000, net of the gain of $4,145,335 of the Asset Sale. Included in the FFFC loss was $1,237,000 related to debt extinguishment costs.

Additional 2006 adjustments to reconcile net loss to net cash used in operations included non-cash expenses of $1,953,557 related to stock and warrants issued or modified, $1,333,000 decrease of deferred income taxes, $1,035,988 of non-cash and stock based compensation, $310,069 for depreciation and amortization, and $363,184 for increases to allowances on notes receivable and bad debt expense.

The 2005 adjustments to net loss were approximately $4.9 million compared to $4.0 million in 2004. The 2005 significant adjustments include $1,596,111 for an impairment on a receivable, $1,767,306 for depreciation and amortization, non-cash interest expense of $2,067,452 related to amortization of discounts related to warrants and beneficial conversions features on convertible debt, $652,908 for provisions for loan losses and $178,073 related to the issuance of warrants and stock-based compensation.

The 2004 adjustments are mostly comprised of depreciation and amortization of $1,415,853, non-cash interest expense of $477,702 related to amortization of discounts related to warrants and beneficial conversion features on convertible promissory notes, an increase in the deferred tax asset valuation allowance of $1,380,000, stock-based compensation of $659,302 and provision for loan losses of $528,205.

Cash provided by (used in) investing activities for the years ended December 31, 2006, 2005 and 2004 were $15,045,845, ($3,038,909) and ($2,482,800), respectively. Net cash provided by investing activities for the year ended December 31, 2006 was primarily attributable to net proceeds of $12,642,784 from the Asset Sale and $2,203,121 cash acquired in the Old HPI acquisition. Cash used in 2005 investing activities was primarily attributable to $3,086,073 of advances on notes receivable and purchases of property, equipment and leaseholds of $765,900 offset by $813,064 of repayments received on notes receivable, including related parties. Cash used in 2004 investing activities was primarily attributable to $2,041,773 of advances on notes receivable (of which $2,000,000 was advanced to iGames) and purchases of property, equipment and leaseholds of $555,082, offset by repayments received on notes receivables, including related parties of $114,055.

Cash used in financing activities for the year ended December 31, 2006 was $14,074,769 compared to cash provided by financing activities for the year ended December 31, 2005 of $5,044,272 and $4,973,427 for the year ended December 31, 2004. Net cash used in financing activities for the year ended December 31, 2006 included the receipt of $766,756 from the issuances of notes payable and $345,000 from private placements and the exercise of warrants. In addition, utilizing the proceeds from the Asset Sale, the Company repaid $13,100,234 of notes payable, $1,105,379 of checks issued in excess of bank cash and $788,613 paid on the sub-license agreement. The cash provided by financing activities for the year ended December 31, 2005, was primarily the result of the Company receiving proceeds of $4,598,000 upon the issuance of notes payable, proceeds of $1,995,996 received from the private placement, proceeds of $906,644 received upon the exercise of options and warrants and $220,329 received upon the sale of $82,308 shares of treasury stock by Chex. The proceeds were used for the repayment of notes payable of $3,713,076. The cash provided by financing activities for the year ended December 31, 2004, was primarily a result of the Company receiving net proceeds of $3,731,711 from the issuances and payments of various debt instruments, as well as receiving $919,514 upon the sale of 228,050 shares of treasury stock by Chex. In addition, the Company received $235,827 upon the exercise of options and warrants, and $200,000 received on a stock subscription receivable. Chex also purchased shares for treasury for $113,625. The net proceeds provided by these financing activities of $4,973,427 were primarily utilized to fund the Company’s operations, including operations of FastFunds International.

For the year ended December 31, 2006, cash decreased by $4,827,794 compared to an increase of $17,108 for the year ended December 31, 2005. Cash decreased $834,334 for the year ended December 31, 2004. Ending cash at December 31, 2006 was $3,579,000 compared to $8,406,794 at December 31, 2005.

Cash on hand at December 31, 2006 may not be sufficient for the Company to meet both its contractual obligations, as well as continuing to support its research and development costs and general operating expenses. Additionally, the Company may not be able to maintain certain covenants in its debt obligations, including having a cash balance of 140% of the remaining principal balance. Although certain of the Company’s obligations are convertible and may be paid with the Company’s common stock at the Company’s discretion, there are certain provisions that limit the amount of shares of common stock the Company may issue to satisfy amounts due, therefore, the Company may be required to have sufficient cash to pay obligations. The lenders may have waived these stock issuance limitation provisions from time to time in the past, but the Company can make no assurances that we will receive such waivers in the future.

Other sources of cash that may be available to us include the sale of equity securities through private placements of common and/or preferred stock as well as the exercise of stock options and/or warrants, all of which may cause dilution to our stockholders. We may also be able to borrow funds from related and/or third parties.

Contractual obligations for future payments under existing debt and lease commitments at December 31, 2006, were as follows:

Contractual Obligation	Total	Less than one year	1-3 Years	3-5 Years	More than 5 years
Notes payable(1)	$ 2,145,500	$ 362,500	$ 1,783,000
Long-term debt(2)	1,743,634	1,693,634	50,000
Operating lease obligations	224,000	139,000	85,000
Total	$ 4,113,134	$ 2,195,134	$ 1,918,000

(1) Notes are unsecured, matured February 28, 2007 and are included in liabilities of discontinued operations at December 31, 2006. The Company renewed $283,000 of the Notes on the same terms and conditions as previously existed. In April 2007, FFFC restructured $1,825,000 of the Notes (the “Restructured Notes”). The Restructured Notes carry a stated interest rate of 15% and mature February 28, 2008. Of the Restructured Notes, $150,000 and $175,000 have 90 and 120 provisions, respectively, whereby the noteholder can and has requested repayment.

(2) Long-term debt excludes $136,340 of discounts to the carrying value of the notes that are included in the Company’s balance sheet as of December 31, 2006.

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

We believe that the following are some of the more critical accounting policies that currently affect our financial condition and results of operations:

1)	stock based compensation;
2)	income taxes, deferred taxes; and,
3)	revenue and receivable recognition

Stock-Based Compensation

Share-based compensation expense is based on the estimated fair value at the grant date of the portion of share-based payment awards that are ultimately expected to vest during the period. The grant date fair value of stock-based awards to non-employees, employees and directors is calculated using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model, particularly the Company’s estimates of expected term and volatility, are based in some respects on management’s judgments and historical trends. Compensation expense for the share-based payment awards granted subsequent to December 31, 2005, are based on the grant date fair value estimated in accordance with the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123, revised 2004 (SFAS No. 123R).

Income Taxes, Deferred Taxes

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax laws or rates.

During the quarter ended June 30, 2004 management assessed the realization of its deferred tax assets. Based on this assessment it was determined to be more likely than not that the Company's deferred tax assets will not be realizable, and the Company determined that a valuation allowance was required. Accordingly, the Company's valuation allowance was increased by $1,380,000 (of which $473,000 is included in loss from discontinued operations), which resulted in an increase to the provision for income taxes of the same amount. At December 31, 2004, it was determined by management to be more likely than not that the Company’s deferred tax assets were not realizable and therefore, net deferred tax assets remained fully allowed for.

At December 31, 2005, management reassessed the realization of its deferred tax assets. Based on this assessment and considering the Asset Sale, it was determined that the Company would be able to utilize a substantial portion of its deferred tax assets, which increased by $1,750,000 to $9,182,000. Additionally, the valuation allowance was reduced by $2,446,000 during the fourth quarter of 2005. These changes were offset by the recognition of a deferred tax liability of $2,867,000 related to the carrying value of intangible assets and goodwill, which is not deductible for income tax purposes.

Revenue recognition and receivables

Credit card receivables are stated at cost plus refundable and earned fees (the balance reported to customers), reduced by allowances for refundable fees and losses.

Fees (revenues) are accrued monthly on active credit card accounts and included in credit card receivables, net of estimated uncollectible amounts. Accrual of income is discontinued on credit card accounts that have been closed or charged off. Accrued fees on credit card loans are charged off with the card balance, generally when the account becomes 90 days past due.

The allowance for losses is established through a provision for losses charged to expenses. Credit card receivables are charged against the allowance for losses when management believes that collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectibility of the accounts and prior loss experience. This evaluation also takes into consideration such factors as changes in the volume of the loan portfolio, overall portfolio quality and current economic conditions that may affect the borrowers’ ability to pay. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact of applying FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying FAS 157.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. FAS 158 is effective for employers with publicly traded equity securities for fiscal years ending after December 15, 2006. Employers without publicly traded equity securities are required to include certain disclosures until fully adopting FAS 158 for fiscal years ending after December 15, 2006 but before June 16, 2007. The Company does not expect any material impact from applying FAS 158.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not expect any material impact from applying SAB 108.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact of adopting FAS 159 on the Company’s financial position.

Results of operations

Financial statements for the years ended December 31, 2006, 2005 and 2004 report FFFC and subsidiaries and Key as discontinued operations (see Note 3 to the Company’s consolidated financial statements).

Results of operations for the year ended December 31, 2006 vs. December 31, 2005

REVENUES

Consolidated revenues from continuing operations, which consist of credit card income on Nova’s remaining portfolio for the year ended December 31, 2006 was $126,332 compared to $196,899 for the year ended December 31, 2005.

OPERATING EXPENSES

Operating expenses include those of the Company, Denaris, Nova, and as of March 14, 2006, Old HPI. In conjunction with the issuance of common stock and change in control described earlier, the new management of the Company in completing an updated analysis of the underlying assumptions and calculations used in the preliminary purchase price allocation determined that costs aggregating $19,316,074 and related to the acquired technology, trade name and sub-license agreement should be expensed. Management’s analysis included the determination that the most viable potential market applications for the licensed technology are a different subset than those originally being pursued by Old HPI and accordingly the costs related to the acquired technology and potential applications thereon have been expensed in the fourth quarter of 2006. Additionally, the Company has incurred $782,599 of research and development costs related to their developing a commercial application of its licensed technology and in designing and engineering of commercially viable prototypes. Since Old HPI results are only included since March 14, 2006, there were no comparable costs in the operating expenses for 2005.

Selling, general and administrative expenses were $5,950,471 for the year ended December 31, 2006 compared to $4,678,472 for the year ended December 31, 2005, and were comprised of the following:

	2006	2005
Salaries and benefits	$2,055,182	$1,016,429
Accounting, legal and other professional services	1,136,510	771,727
Other	1,043,082	565,793
Stock based compensation	693,588	9,500
Expenses related to the issuance of stock and warrants	764,153	168,572
Provision for losses and bad debt expense	184,237	540,435
Depreciation and amortization	73,719	9,905
Impairment of notes receivable	-	1,596,111
	$5,950,471	$4,678,472

Selling, general and administrative expenses by location or subsidiary allocated as follows for the years ended December 31, 2006 and 2005 were:

	2006	2005
Colorado	$3,293,705	$4,617,501
Seattle	1,858,367	-
FFFC	695,000	-
Nova	92,819	30,990
Denaris	10,580	29,981
	$5,950,471	$4,678,472

Colorado

Through December 31, 2006, the Company had its corporate headquarters in Englewood, Colorado. Effective with the shares of common stock issued January 3, 2007, upon the conversion of the L-1 and L-2 Preferred Stock, and the resulting change in control of the Company, Seattle became the corporate headquarters. Excluding any future equity transactions that may result in expenses being recorded, substantially all other costs associated with Colorado will not occur going forward. The 2006 and 2005 Colorado expenses were comprised of the following:

	2006	2005
Expenses related to issuance of stock, options and warrants	$1,457,741	$168,573
Salaries and benefits, including director fees	555,194	1,051,429
Accounting, legal and other professional services	653,149	771,727
Provisions for losses and bad debt expense	184,237	540,435
General office expenses	377,517	481,396
Depreciation and amortization	65,867	7,830
Impairment of notes receivable	-	1,596,111
	$3,293,705	$4,617,501

Seattle

The Seattle expenses represent the selling, general and administrative costs associated with and in support of the research and development of a commercial application related to the Company’s sub-licensed technology and in the design and engineering of such prototypes. Since the results of Old HPI are included only since its acquisition on March 14, 2006, there are no comparable expenses included for 2005 for these activities. The 2006 expenses were comprised of the following:

2006
Salaries and benefits	$394,988
Severance	925,000
Accounting, legal and other professional services	389,361
Depreciation	7,852
General office expenses	141,166
$1,858,367

Salaries and benefits included in selling, general and administrative expenses represents wages paid substantially to a former executive in 2006. The former executive additionally received $750,000 in severance. Also included in severance is an aggregate of $175,000 paid to certain employees and consultants in consideration of past services rendered to the Company.

Accounting, legal and other professional services include costs incurred of approximately $102,000 during 2006 related to the Merger Agreement, as well as legal costs related to the patents of approximately $32,000. Also included are fees of $130,000 paid to the Company Secretary as special counsel to the Company and fees of $75,000 to a consulting firm, owned by a director, to purchase technical and management advisement.

FFFC

The FFFC expense of $695,000 for the year ended December 31, 2006 are primarily associated with its public company status and includes approximate costs of salaries and consulting fees of $180,000, legal, accounting and other professional services of $240,000, directors and officers fees and insurance of $183,000 and general office expenses of $92,000.

OTHER INCOME AND EXPENSES

For the year ended December 31, 2006, net other expenses were $715,096 compared to $554,860 for the year ended December 31, 2005. Interest income increased from $19,799 to $187,635, primarily as a result of interest income received by Old HPI on term deposits and money market accounts for their cash balances on hand during 2006. Interest expense for the year ended December 31, 2006 was $902,731 compared to $574,659 for the year ended December 31, 2005.

DISCONTINUED OPERATIONS

The net loss from discontinued operations was $118,895 for the year ended December 31, 2006 compared to $6,251,804 for the year ended December 31, 2005. The losses from discontinued operations are comprised of the results of FFFC and Key and were as follows:

	2006	2005
FFFC	$(117,765)	$(6,243,311)
Key	(1,130)	(8,493)
	$(118,895)	$(6,251,804)

The decrease in the loss is as a result of FFFC as follows:

	2006	2005
Revenues	$2,192,382	$18,531,141
Location expense	(1,200,185)	(13,776,007)
Location support expenses	(2,506,000)	(6,496,681)
Gain on Asset Sale	4,145,835	-
Other expenses, net	(1,892,884)	(3,360,258)
Income tax expense	(856,913)	(1,141,506)
Loss from discontinued operations	$(117,765)	$(6,243,311)

Results of operations for the year ended December 31, 2005 vs. December 31, 2004

REVENUES

Consolidated revenues for the year ended December 31, 2005 were $196,899 compared to revenues of $260,256 for the year ended December 31, 2004.

CORPORATE SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Corporate selling, general and administrative expenses include those of the Company, Denaris and Nova. Total corporate activity expenses for 2005 were $4,678,472 compared to $2,166,367 for 2004, and were comprised as follows:

	2005	2004
Employee costs, including director fees	$1,051,429	$441,476
Accounting and legal	771,727	422,316
Other	540,697	920,855
Expenses related to the issuance of stock, options and warrants	178,073	381,720
Provision for losses	540,435	-
Impairment of notes receivable	1,596,111	-
	$4,678,472	$2,166,367

Employee costs for the year ended December 31, 2005 includes approximately $537,000 of expense under a bonus agreement with our president. In 2004, no expense was incurred by the Company under the bonus agreement.

Other expenses for the years ended December 31, 2005 and 2004 include the general operating costs of the Company, Denaris and Nova. For the year ended December 31, 2005, general operating expenses decreased by $176,407 compared to December 31, 2004.

During the year ended December 31, 2005, the Company recorded an impairment of the iGames note receivable of $1,596,111 and increased the valuation allowance related to notes receivable from Equitex, 2000, Inc. by $540,000.

Stock based compensation represents non-cash expenses related to issuances of common stock and warrants to third party consultants for services.

OTHER INCOME AND EXPENSES

For the year ended December 31, 2005, net other expenses were $554,860 compared to $33,249 for the year ended December 31, 2004. Interest expense for the year ended December 31, 2005 increased to $574,659 from $118,501 for the year ended December 31, 2004. The primary reason for the increase was additional loans generated in 2005. Interest income decreased by approximately $65,000 primarily due to interest income recorded in 2004 on the $2.0 million iGames Note.

DISCONTINUED OPERATIONS

The net loss from discontinued operations was $6,251,804 for the year ended December 31, 2005 compared to $4,611,623 for the year ended December 31, 2004. The losses from discontinued operations are comprised of the results of FastFunds and Key, and were as follows:

	2005	2004
FastFunds	$(6,243,311)	$(4,601,639)
Key	(8,493)	(9,984)
	$(6,251,804)	$(4,611,623)

The increase in 2005 is a result of an increase in the loss of FastFunds as follows:

	2005	2004
Revenues	$18,531,141	$15,233,735
Location expenses	(13,776,007)	(11,291,510)
Location support expenses	(6,496,681)	(6,752,740)
Other expenses, net	(3,360,258)	(1,688,955)
Minority interest	-	419,720
Income tax expense	(1,141,506)	(521,889)
Loss from discontinued operations	$(6,243,311)	$(4,601,639)

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

Chex Services recognizes revenue at the time certain financial services are performed. Revenues are derived from check cashing fees, credit and debit card advance fees, and automated teller machine (“ATM”) surcharge and transaction fees. Chex revenues were comprised of:

		2005			2004
	Number of Transactions	Dollars Handled	Earned Revenues	Number of Transactions	Dollars Handled	Earned Revenues
Personal checks	661,579	$128,036,112	$ 6,227,598	674,195	$125,011,732	$ 6,361,227
“Other” checks	289,272	98,009,404	943,102	261,662	88,555,373	822,140
Credit cards	253,368	91,944,873	5,610,570	219,354	76,272,507	3,544,278
Debit cards	47,176	14,759,419	399,916	36.442	11,201,804	174,592
ATM	2,628,895	241,569,619	4,887,250	2,008,275	176,176,451	3,807,382
NSF Collection Fees	-	-	368,247	-	-	413,142
Other	-	-	94,458	-	-	110,974
	3,880,290	$574,319,427	$18,531,141	3,199,928	$477,217,867	$15,233,735

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

LOCATION SUPPORT EXPENSES

Location support expenses were $6,496,681 for the year ended December 31, 2005 compared to $6,752,919 for the year ended December 31, 2004.

	2005	2004

Salaries and related costs	$1,897,250	$2,168,770
Accounting, legal and consulting	1,114,851	934,571
Travel and entertainment	336,479	422,595
Advertising	155,114	220,059
Allocated expenses from Equitex		91,000
Depreciation and amortization	1,284,661	1,233,968
Provision for losses	66,632	462,500
Other	1,632,194	967,277
Stock-based compensation	9,500	252,000
	$6,496,681	$6,752,740

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

The stock based compensation expense of $9,500 for the year ended December 31, 2005 was a result of the Company’s issuing 20,000 options to purchase FFFC common stock at $1.10 per share to an officer of the Company for services. The stock-based compensation expense of $252,000 for the year ended December 31, 2004 was a result of the Company distributing to Chex employees 280,000 of the 800,000 warrants to purchase FFFC common stock at $0.10 per share it received in the Merger. The warrants were determined to have a fair value of $1.00 on the distribution date.

Travel and entertainment expense decreased for the year ended December 31, 2005 compared to December 31, 2004 primarily as a result of the elimination of travel associated with consultants and the closure of FFI’s London and Chicago offices.

Prior to July 1, 2004 the Company was incurring certain general and administrative expenses on behalf of Chex that were allocated by the Company to Chex. Beginning July 1, 2004, Chex and FastFunds began incurring these expenses on their own behalf, and accordingly, there is no longer an allocation from the Company.

Depreciation and amortization increased for the year ended December 31, 2005 compared to the year ended December 31, 2004 primarily as a result of increased depreciation as a result of additional fixed assets, as well as the amortization of deferred loan costs.

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

Other costs included in corporate operating expenses increased for the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase for the year ended December 31, 2005 was caused by the loss on disposal of approximately $296,000 of hardware and software assets. Additional expenses were incurred related to a contract buyout of approximately $220,000 and director’s compensation of $150,000. Additional increases for the year ended December 31, 2005 were related costs of $108,000 incurred in connection with the closure of FFI’s London and Chicago offices and directors and officers insurance of approximately $106,000.

OTHER INCOME AND EXPENSES

Other income and expenses from discontinued operations increased by $1,671,303. The primary reason for the increase was the additional amortization related to the beneficial conversion features on convertible promissory notes of $1,588,000 in 2005 compared to 2004.

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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt. The Company has both fixed and variable rate debt. FastFunds and Chex has $2,158,000 (before certain discounts on notes) of debt outstanding as of December 31, 2006, of which $2,108,000 has been borrowed at fixed rates ranging from 9% to 12%. This fixed rate debt is subject to renewal quarterly or annually and was due February 28, 2007 The notes have been restructured and the new fixed rate debt range effective March 1, 2007 is from 10% To 15%. This change in the range of the fixed debt rate is expected to increase the interest expense on such debt by approximately $100,000 for the year ended December 31, 2007.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements are listed under Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective February 26, 2007, we dismissed GHP Horwath, P.C. (“GHP Horwath”) as our independent registered public accounting firm and engaged Peterson Sullivan PLLC (“Peterson Sullivan”) as our independent registered public accounting firm. The board of directors authorized the change in independent registered public accounting firms.

The report of GHP Horwath on our financial statements for the year ended December 31, 2004 contained an explanatory paragraph stating that we adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.  With the exception of the foregoing, GHP Horwath’s audit reports on our financial statements for the two most recent years ended December 31, 2005 and 2004 did not include an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2005 and 2004, and the subsequent interim period prior to the date their dismissal, there were no disagreements with GHP Horwath on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of GHP Horwath, would have caused it to make reference to the matter thereof in connection with its report.

During the Company’s most recent fiscal year and the subsequent interim period prior to the date of this report, neither the Company nor anyone acting on its behalf consulted with Peterson Sullivan regarding either (a) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report or oral advice was provided to the Company that Peterson Sullivan concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was the subject of a disagreement or reportable event as defined by Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K and the related instructions to Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of management, including our acting principal executive officer, we conducted an evaluation of the effectiveness of the design and operation of disclosure controls and procedures as of December 31, 2006 (the “Evaluation Date”). Based on this evaluation, the Company’s principal executive officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms, except as noted below.

In connection with the 2006 audit, our independent registered public accounting firm has advised us and our Board of Directors that there were material weaknesses in our internal controls and procedures. The identified material weaknesses primarily relate to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, as well as the overall financial reporting process. These material weaknesses have caused significant delays in our financial reporting process. In addition, during the audit, we were not able to timely produce adequate documentation supporting all transactions underlying the financial statements. We are currently considering taking certain steps to correct the material weaknesses by enhancing our reporting process in the future. Enhancing our internal controls to correct the material weaknesses will result in increased costs to us.

ITEM 9B. OTHER INFORMATION.

During the period from November 2006 through January 2007, we issued 37,907 shares of common stock to two unaffiliated institutional investors in payment of convertible notes and accrued interest totaling $47,493, which equals $1.25 per share.

In December 2006, we issued 75,000 shares of common stock pursuant to a consulting contract. The shares were valued at $138,750, which represents the number of shares issued multiplied by the value of the common stock ($1.85) on the date the consulting contract was executed (July 31, 2006).

In December 2006, we issued 3,993 shares of common stock to an accredited investor upon the conversion of debt totaling $5,000, or a conversion price of $1.25 per share. We also issued 13,337 shares to Mr. Henry Fong, our former president who resigned in January 2007, upon the conversion of $16,756 in debt or a conversion price of $1.26 per share.

In December 2006, we issued 300,000 shares of common stock to our subsidiary, FastFunds Financial Corporation, in payment of certain price guarantees made by us pursuant to a settlement agreement with former holders of certain FastFunds promissory notes. These shares were valued at $1.50 per share, the market price on the date of issuance and were issued in exchange for a receivable.

In December 2006 through January 2007, 1,144 shares of Series K Preferred Stock with a face value of $1,144,000, plus cumulative unpaid dividends of $89,804, were converted into 1,197,238 shares of common stock at conversion prices of $1.00 per share for the preferred stock and $1.55 per share for the dividends.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a)(b)(c) Identification of directors, executive officers and certain significant persons

			Length of
Name	Age	Offices held	Service

David J. Cade	69	Chief Operating Officer, Principal Executive Officer	Since March 2007

John J. Martin*	58	Director (Former Acting Chief Executive Officer)	Since January 2007*

James H. Diffendorfer	67	Director	Since January 2007

Virendra Chaudhary	59	Director	Since January 2007
Gurinder Dilawari	50	Director	Since January 2007
James G. Matkin**	64	Corporate Secretary and Special Counsel	Since January 2007**
Ricky Gujral***	40	Principal Executive Officer, Director of major subsidiary Management Consultant to HPI	March 2006- Sept 2006 September 2006 - March 2007
Michael Hines	50	Chief Financial Officer, Principal Accounting Officer	From January 2007 to April 2007

Henry Fong	71	Former President, Treasurer, Principal Executive, Financial and Accounting Officer and Director	From Inception January 1983 to January 2007

Thomas B. Olson	41	Secretary	From January 1988 to April 2007

Russell L. Casement	62	Former Director	From February 1969 to December 2006

Aaron A. Grunfeld	59	Former Director	From November 1991 to December 2006

Michael S. Casazza	56	Former Director	From February 2004 to June 2006

Joseph W. Hovorka	77	Former Director	From December 2005 to December 2006

* Mr. Martin was appointed acting Chief Executive Officer on January 2, 2007 and resigned on March 15, 2007 upon the appointment of Mr. Cade as Chief Operating Officer.

** Mr. Matkin was appointed as Special Counsel on January 2, 2007 and as Corporate Secretary on April 5, 2007. Mr, Matkin is a Director of GHTI, a major shareholder of HPI.

*** Ms, Gujral was founding Chief Executive Officer and Director of “old” HPI acting under an Employment Agreement dated July 1, 2004, and amended October, 2005. After its acquisition by HPI (then Equitex) in March, 2006, she continued as CEO and director thereof, along with current HPI directors Martin, Diffendorfer, Chaudhary and Dilawari. Ms. Gujral’s term as officer and director, along with the other “old” HPI directors ended when “old” HPI was merged into its parent, HPI. Ms. Gujral however, continued as a management consultant to HPI under her same pay and benefits until late March 2007, after the current Chief Executive Officer, Mr Cade was appointed. Ms Gujral was appointed by the Board of GHTI, a major shareholder of HPI to be its Principal Executive Officer and President in March 2007, where she continues in international business development of our technology.

Our directors hold office until the next annual meeting of the stockholders or until their respective successors have been elected and qualified. Officers are appointed by our Board of Directors and hold office until their successors are duly appointed and qualified.

No arrangement exists between any of the above officers and directors pursuant to which any one of those persons was elected or appointed to such office or position.

(d) Family relationships.

Not applicable.

(e) Business experience.

DAVID J. CADE
Mr. Cade was appointed our Chief Operating Officer effective March 1, 2007. From August 2006 to March 2007, Mr. Cade was the Chief Executive Officer of LITHTRONICS, LLC a senior executive consulting firm in the alternative energy field, with a special focus on battery-fuel cell hybrids. From August 2005 to August 2006, Mr. Cade was President of ABSL, Inc., the U.S. arm of a large UK-based Lithium-ion battery company, where he was involved in battery-fuel cell hybrids for soldier power. Mr. Cade served as Chairman of Lithium Technology Corporation (LTC), a publicly-traded early-production-stage Lithium-ion battery manufacturer, from November 1, 1999 to January 27, 2005, and as Chief Executive Officer from November 1, 1999 to February 6, 2004. During the period from 1996 to 1999, Mr. Cade served as President and Chief Operating Officer of LTC, and prior to that, as Vice President of Sales and Marketing.

Mr. Cade also served as a Director of LTC from August 1997 to March 2007. Mr. Cade has over 30 years of experience in senior business development, marketing, sales, and international strategic alliances in global telecommunications systems, electronics, and alternative energy technologies. From February 1988 to October 1992, Mr. Cade was Senior Vice President of Marketing and Business Development for COMSAT Systems Division in Washington, D.C., and from October 1992 to April 1994, Mr. Cade was Vice President of Sales and Marketing at InterDigital Communications Corporation, a Philadelphia company that licenses wireless telephone technologies and systems for customers worldwide. Previously, Mr. Cade held managerial positions in Washington, D.C. with Martin Marietta (now Lockheed Martin), AT&T, and the Department of Defense. Mr. Cade holds an MBA from Syracuse University, an undergraduate degree from the University of Illinois, and is a graduate of the National War College and Columbia University’s Senior Executive Program.

JOHN H. MARTIN
Mr. John J. Martin, who was appointed to our board of directors on January 2, 2007, is a graduate of Yale University. Mr. Martin was also appointed as acting Chief Executive Officer on January 2, 2007 but resigned on March 15, 2007 upon the appointment of Mr. Cade as Chief Operating Officer. Mr. Martin served as a director of Old HPI from its inception in September 2004 until its merger with the Company in March 2006. Mr. Martin has been employed as an Engineering Manager with URS Corporation, a world renowned engineering firm with 25,000 employees, since 1998. URS Corporation services several long-term contracts with the Federal Government and the U.S. Defense Department. Mr. Martin is a registered engineer located in the State of Washington and is the director of engineering of HPI.

JAMES H. DIFFENDORFER
Mr. James H. Diffendorfer, was appointed to our board of directors on January 2, 2007, has served as an engineer and operations manual editor at the Boeing Company in Seattle, Washington from 1990 to present. Mr. Diffendorfer served as a director of Old HPI from its inception in September 2004 until its merger with the Company in March 2006. Mr. Diffendorfer graduated from the USAF Academy with a Bachelors of Science degree in Engineering, and a degree in Astronautical Engineering from the US Air Force Institute of Technology. He earned a Masters Degree in Business Administration from the New Mexico Highlands University.

VIRENDRA CHAUDHARY
Dr. Virendra Chaudhary, was appointed to our board of directors on January 2, 2007, has served as an Associate Technical Fellow Mathematics and Engineering with the Boeing Company from January 1997 to the present, and prior to that served in various capacities with Boeing since July 1985. Mr. Chaudhary received a B. Tech degree in Civil Engineering at the Indian Institute of Technology in Kanpur, India, and M.S.C.E. and Ph.D degrees in Structural Engineering from West Virginia University in Morgantown, West Virginia.

GURINDER DILAWARI
Mr. Gurinder Dilawari, was appointed to our board of directors on January 2, 2007, has since September 2004 served as a consultant for Vibgyor Investments Inc., a Vancouver, British Columbia based corporation which acts as a consultant to small businesses in the area of retail sales and mechanical engineering. From 1995 to August 2004, Mr. Dilawari worked with Imperial Oil in North Vancouver, British Columbia. Mr. Dilawari received a degree in Mechanical Engineering from IndoSwiss in India.

JAMES G. MATKIN
Mr. James Matkin, who was appointed as special counsel to the board on January 2, 2007, served as the Executive Chairman of Old HPI from September 2004 until its merger with the Company in March 2006, and has continued to serve as counsel to the Company since that time. Mr. Matkin was the chief executive officer of the Law Society of British Columbia from 1998 to 2005. He served as a member of the board of directors of GT Group Telecom Inc., a leading telecommunications service provider, from 1997 to 2002. Mr. Matkin previously founded Juricert Inc., a provider of PKI and authentication services for internet commerce, while chief executive officer of the Law Society. Juricert is a private company wholly owned by the Law Society of British Columbia. Mr. Matkin is a director of Global Hydrofuel Technologies Inc., a significant shareholder of the Company. Mr. Matkin obtained a Master of Laws from Harvard University and a Bachelor of Laws from the University of Alberta. Mr. Matkin also holds a

Bachelor of Arts Degree from the University of Alberta. Mr. Matkin was a director of the Bank of Canada from 1992 to 1995, a director of ITT Canada in 1990 and a director of the British Columbia Workers Compensation Board from 1990 to 1993.

RICKY GUJRAL
Ricky Gujral was the founder, Chief Executive Officer and Director of “old” HPI from its inception until it was merged into its parent, HPI, in September, 2006. Thereafter she provided management consulting services until late March, 2007. She is currently PEO, President and Director of GHTI, the major shareholder of HPI, and Licensor of its technology. In that role she is engaged in international business development as to the Hydrogen Now technology and related technologies. Ms. Gujral has a B.Sc. and an MBA. Prior to founding “old” HPI, Ms. Gujral was responsible for managing an international mining Company whose operations were located in Africa, with assets over $1,000,000,000 where she handled all aspects of its global operations, finance and administration, including dealing with government Agencies and the U.S. Defense Logistics Agency.

MICHAEL HINES
Mr. Hines was appointed as the Company’s Chief Financial Officer on January 2, 2007 and resigned this position on April 3, 2007. Since 2001, Mr. Hines has been a partner with EHS Capital Partners, a consulting firm located in Vancouver, British Columbia, that advises companies on a variety of operational and financial issues. During this time, he has also served as an active consultant with EHS Capital. From 1999 to 2001, Mr. Hines was Chief Financial Officer with WJS Group of Companies, a multi-faceted human service agency, located in British Columbia, which specializes in unique service options to promote individual and community wellness. Mr. Hines is a graduate of Mount Allison University in Sackville, New Brunswick and is a Chartered Accountant.

HENRY FONGMr. Fong was the president, treasurer and a director since from our inception in 1983 until January 2, 2007. Mr. Fong has been a director of FastFunds Financial Corporation since June 2004. Mr. Fong has been president and a director of Equitex 2000, Inc. since its inception in 2001. Mr. Fong has been President and a Director of Interactive Games, Inc. (f/k/a Torpedo Sports USA, Inc.) since March 2002. Interactive Games is a publicly traded distributor of gaming equipment. Mr. Fong has been the president and a director of Inhibiton Therapeutics, Inc. since its inception in May 2004. Inhibiton Therapeutics is a publicly held company performing research and development on new cancer therapies. From 1959 to 1982, Mr. Fong served in various accounting, finance and budgeting positions with the Department of the Air Force. During the period from 1972 to 1981 he was assigned to senior supervisory positions at the Department of the Air Force headquarters in the Pentagon. In 1978, he was selected to participate in the Federal Executive Development Program and in 1981, he was appointed to the Senior Executive Service. In 1970 and 1971, he attended the Woodrow Wilson School, Princeton University and was a Princeton Fellow in Public Affairs. Mr. Fong received the Air Force Meritorious Civilian Service Award in 1982. Mr. Fong has passed the uniform certified public accountant exam. In March 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in FINANCIAL WORLD magazine's corporate American "Dream Team."

THOMAS B. OLSON
Mr. Olson was secretary of HPI from January 1988 to April 5, 2007. Mr. Olson is presently an assistant secretary to the Company. Mr. Olson has served as a director of Chex Services since May 2002. Since March 2002, Mr. Olson has been the secretary of Interactive Games, Inc. (f/k/a Torpedo Sports USA, Inc.), a publicly traded manufacturer and distributor of gaming equipment. Mr. Olson has been Secretary of Equitex 2000, Inc. since its inception in 2001. Mr. Olson has been the secretary of Inhibiton Therapeutics, Inc. since its inception in May 2004. Inhibiton Therapeutics is a publicly held company performing research and development on new cancer therapies. From August 2002 to July 2004, Mr. Olson was secretary of El Capitan Precious Metals, Inc., a publicly traded company with ownership interest in mining properties. Mr. Olson has attended Arizona State University and the University of Colorado at Denver.

RUSSELL L. CASEMENT
Dr. Casement was a director from February 1989 until his resignation on December 30, 2006. Dr. Casement has been a director of Equitex 2000, Inc. since its inception in 2001. Since 1969, Dr. Casement has been the president of his own private dental practice, Russell Casement, D.D.S., P.C., in Denver, Colorado. Dr. Casement earned a Doctor of Dental Science degree from Northwestern University in 1967. Dr. Casement is a member of the American Dental Association, the Colorado Dental Association and the Metro Denver Dental Association.

AARON A. GRUNFELD
Mr. Grunfeld was a director from November 1991 until his resignation on December 30, 2006. Mr. Grunfeld has been a director of Equitex 2000, Inc. since its inception in 2001. Mr. Grunfeld has been engaged in the practice of law since 1971 and has been of counsel to the firm of Resch Polster Alpert & Berger, LLP, Los Angeles, California since November 1995. From April 1990 to November 1995, Mr. Grunfeld was a member of the firm of Spensley Horn Jubas & Lubitz, Los Angeles, California. In December 2005, Mr. Grunfeld was appointed by Los Angeles, California Mayor Antonio R. Villaraigosa to the Metropolitan Water District Board of Directors. The Metropolitan Water District serves approximately 18 million residents in Southern California. Mr. Grunfeld received an A.B. in Political Science from UCLA in 1968 and a J.D. from Columbia University in 1971. He is a member of the California Bar Association.

JOSEPH W. HOVORKA
Mr. Hovorka was a director from December 2005 until his resignation on December 30, 2006, and was also a director of Equitex from June 2001 to March 2003. From September 1987 to February 2000, Mr. Hovorka was a director, and from February 1990 to February 2000 was president, chief executive officer, chief financial officer, and treasurer of Immune Response, Inc., a publicly held company which merged with Opticon Medical, Inc. in February 2000. From 1989 to 1993, Mr. Hovorka served as president, chief operating officer, and treasurer and was a director of Williams Controls, Inc., a publicly held manufacturer of pneumatic, electronic and hydraulic controls for trucks, buses, mining, construction and refuse collection vehicles. Mr. Hovorka also served as president and was a director of Enercorp, Inc., a publicly held investment company from July 1986 until June 1993. Mr. Hovorka had been engaged in commercial and business banking for over thirty years.

MICHAEL S. CASAZZA
Mr. Casazza became in February 2004 and resigned on June 16, 2006. From 1998 to the present, Mr. Casazza has been chairman of the board and president of A&M Trucking, Inc., a privately-held trucking company based in Denver, Colorado. In July 2005, Mr. Casazza was named acting chief executive officer of FastFunds Financial Corporation. From 1993 to 1997, and from 1990 to 1996, Mr. Casazza was president and chief executive officer of California Pro Sports, Inc. and MacGregor Sports and Fitness, respectively, both publicly held manufacturers of sporting goods equipment. Prior to 1990, Mr. Casazza also held senior executive level positions with Dunlop Sports Corporation and Wilson Sporting Goods. Mr. Casazza received his Bachelors Degree in Business Administration from St. Bonaventure University in 1972.

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

CODE OF ETHICS

We have adopted a Code of Ethics for our senior executive and financial management, which includes our president and secretary who may be our principal executive or accounting officers, which has been filed as an exhibit to this report.

CORPORATE GOVERNANCE

Ricky Gujral
Ricky Gujral was the founder Chief Executive Officer and Director of “old” HPI from its inception until it was merged into its parent, HPI, in September, 2006. Thereafter she provided management consulting services until late March, 2007. She is currently PEO, President and Director of GHTI, the major shareholder of HPI, and Licensor of its technology. In that role she is engaged in international business development as to the Hydrogen Now technology and related technologies. Ms. Gujral has a B.S (Chemistry major) and an MBA, both from the University of British Columbia. Prior to founding “old” HPI, Ms. Gujral was responsible for managing an international mining Company in Africa, with assets over $1,000,000,000 where she handled all aspects of its global operations, finance and administration, including dealing with government Agencies and the U.S. Defense Logistics Agency. Mr. James H. Diffendorfer, Dr. Virendra Chaudhary, and Mr. Gurinder Dilawari are each independent directors following their appointment on January 2, 2007. During 2006, Messrs. Russell Casement, Aaron Grunfeld and Joseph W. Hovorka were independent directors until their resignations on December 30, 2007. Mr. John Martin, current Director of HPI was determined as not independent due to his service as acting Chief Executive Officer from January 2, 2007 until Mr.Cade was appointed, see also “Certain Relationships”.

There have been no material changes to our Nominating Committee Charter.

During 2006, we had an Audit Committee consisting of Messrs. Joseph W. Hovorka, Russell Casement and Aaron Grunfeld, all of whom resigned on December 30, 2006. Our board of directors had determined that Mr. Hovorka, an independent member of our board of directors and member of our audit committee, met the requirements as our audit committee financial expert. Mr. Hovorka was an “independent” director, as such term is defined in Section 4200(a)(15) of the National Association of Securities Dealers’ listing standards and meets similar criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Act of 1934. With the appointment of Messrs. Diffendorfer, Chaudhary and Dilawari on January 2, 2007, we have not yet appointed a new audit committee and presently the entire board of directors serves as the audit committee. The new Directors have met with the public accountants in the absence of management to discuss audit issues, but does not plan an audit charter. Presently we do not have an audit committee financial expert serving on our board of directors, as we believe the size of the Company and scale of operations is such that resources are better allocated to other purposes.

Compensation issues, audit issues and nominations are all planned to be handled by the entire Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

1.	Discussion as to policies followed during the fiscal year

This section discusses the principles underlying our executive compensation decisions and the most important factors relevant to an analysis of these decisions. It provides information regarding the manner and context in which compensation is awarded to and earned by our executive officers, and places in perspective the data presented in the tables and other quantitative information that follows this section.

Our compensation of executives is designed to attract, as needed, individuals with the skills necessary for us to achieve our business goals, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above our expectations. Our executives’ compensation generally has three primary components—salary, a yearly cash incentive bonus, and stock option awards. In addition, we provide our executives with benefits that are generally available to our salaried employees. We fix the base salary of each of our executives at a level we believe enables us to hire and retain individuals in a competitive environment and rewards satisfactory individual performance and a satisfactory level of contribution to our overall business goals. We also take into account the base salaries paid by similarly situated companies and the base salaries of other private and public companies with which we believe we generally compete for talent. In the past, we have certain executive compensation consultants as part of making a crucial executive hiring or compensation decision. We do not retain experts or consultants with every decision we make regarding executive compensation. We have and may continue to design cash incentive bonuses for certain of our executives to focus them on achieving key operational and/or financial objectives within a defined time horizon. We use stock options to reward long-term performance; these options are intended to produce significant value for each executive if the Company’s performance is outstanding and if the executive has an extended tenure.

We view the three components of our executive compensation as related but distinct. Although our compensation committee or full board of directors does review total compensation, we do not believe that significant compensation derived from one component of compensation should negate or reduce compensation from other components. We determine the appropriate level for each compensation component based in part, but not exclusively, on our view of internal equity and consistency, individual performance and other information we deem relevant. We believe that, as is common in the alternative energy industry sector, stock option awards are the primary motivator in attracting and retaining executives, and that salary and cash incentive bonuses are secondary considerations. Except as described below, our compensation committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid-out compensation, between cash and non-cash compensation, or among different forms of compensation. This is due to the small size of our executive team and the need to tailor each executive’s award to attract and retain that executive.

Our current intent is to perform annually a strategic review of our executive officers’ cash compensation and share and option holdings to determine whether they provide adequate incentives and motivation to our executive officers and whether they adequately compensate our executive officers relative to comparable officers in other companies. Compensation committee meetings typically have included, for all or a portion of each meeting, not only the committee members but also our principal executive officer. For compensation decisions, including decisions regarding the grant of equity compensation relating to executive officers (other than our principal executive officer), the compensation committee typically considers the recommendations of our principal executive officer.

We account for the equity compensation expense for our employees under the rules of SFAS 123R, which requires us to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued. Until we achieve sustained profitability, the availability to us of a tax deduction for compensation expense is not material to our financial position. We structure cash incentive bonus compensation so that it is taxable to our employees at the time it becomes available to them. It is not anticipated that any executive officer’s annual cash compensation will exceed $1 million, and the Company has accordingly not made any plans to qualify for any compensation deductions under Section 162(m) of the Internal Revenue Code.

2.	Current Board Policies

We had an entire new Board of directors appointed as of January 2, 2007. All of those appointed had served as Directors of the “old” HPI. The Board intends to act as a whole, without a Compensation, Audit or Nominating committee, which we believe is more efficient for us, given our size and stage of development. Our work force has remained stable, and is primarily technical and support, and we have not been required as yet to develop specific compensation policies. We have made one major compensation decision, the appointment of Mr. David Cade, our Chief Operating Officer, effective March 2007. In the search for Mr. Cade, we were assisted by an Executive Search firm, Hobbs & Towne, Inc, of Valley forge, Pennsylvania, which advised us on Mr. Cade’s compensation package, and also the assistance of our Special Counsel, Mr Matkin, who is experienced in human resources and compensation issues. Our basic policy for Mr. Cade has been comparative value within our ability to pay and is expected to be the basic principal ongoing. We executed a settlement agreement with Ms Gujral in March 2007 under her Employment Agreement claims arising from her termination in the change of control in September, 2006, but did not consider that a compensation decision. We also ratified Ms, Gujral’s management consulting services she had been performing since September, 2006, which arose under the previous Board of Directors, and again which we do not consider a compensation decision, as she had already been acting for several months prior to our appointment. We expect in the near future to need to consider significant technical appointments, at which time we will likely rely significantly on the advice of our Chief Operating Officer, Mr. Cade, as well as our own business judgment in light of the perceived value of the proposed employee and our financial resources. We have not as yet considered any non-cash compensation policies, such as options or restricted stock awards, aside from that of Mr.Cade.

3. Equity Compensation

All option grants made during fiscal year 2006 were made at what our board of directors determined to be the fair market value of our common stock on the respective grant dates. The value of the shares subject to our 2006 option grants to executive officers is reflected in the “Summary Compensation Table” and “Grants of Plan-Based Awards” tables below.

In connection with an employment agreement we executed effective March 15, 2007, we are obligated to issue equity compensation to our current Chief Operating Officer, who is also our principal executive officer. The employment agreement calls for us to grant Mr. Cade performance-based stock options to purchase up to 900,000 shares of our common stock at an exercise price equal to $1.60 per share, which options shall be granted in quarterly installments and shall vest beginning on the first anniversary of the date of the Agreement subject to certain terms and conditions, including the satisfaction (as determined by our board in its discretion) of certain milestones agreed to by us and Mr. Cade. Each such option shall expire five years from the date of the option grant.

We do not have any other program, plan or obligation that requires us to grant equity compensation to any other executive on specified dates. The authority to make equity grants to executive officers rests with our full board of directors .

Cash Incentive Bonuses

In June 2003, the compensation committee adopted a bonus plan effective June 1, 2003, pursuant to which Mr. Henry Fong, then our President, Chief Executive Officer, Treasurer and Chief Financial Officer, was eligible to receive a bonus to be calculated quarterly based on five percent of the increase in the market value of our common stock as described above. If there was a negative computation in any given quarter, no bonus was accrued and that negative amount was carried forward to offset the subsequent quarter's bonus during the fiscal year. Negative amounts were not accumulated nor carried into subsequent fiscal years. This bonus totaled $0 in 2006, $537,558 in 2005, and $0 in 2004.

Our recently appointed Chief Operating Officer, Mr. David J. Cade, is eligible to receive a quarterly bonus of up to $10,000, which shall be granted at the sole discretion of our board of directors based on certain performance milestones outlined in the Agreement. Mr. Cade, who is a resident of Pennsylvania, is also eligible for reimbursement of his travel expenses including lodging and other ancillary expenses during his visits to our corporate offices in Seattle.

Severance and Change-in-Control Benefits

During 2006, none of our HPI executives had employment agreements and therefore we had no HPI provision for mandatory severance benefits in the event of a termination or change of control of the Company. However, Ms. Gujral had an Employment Agreement with “old” HPI as Chief Executive Officer thereof, which had a termination clause in case of a change of control which was activated by the merger of “old” HPI into HPI in September 2006. Her claims under that Agreement were settled in March 2007by the board approving a severance payment of $750,000 disbursed in November 2006.

Other Benefits

Our executives are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life and disability insurance, in each case on the same basis as our other employees. There were no special benefits or perquisites provided to any executive officer in 2006. During the period from January to September 2006, Mr. Thomas B. Olson, our Corporate Secretary, was provided use of a Company owned vehicle. In September 2006, we awarded the vehicle valued at $34,880 to Mr. Olson as a one-time bonus payment and transferred ownership to him at that time.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Henry Fong President, Treasurer and Chief Financial Officer (4)	2006 2005 2004	192,500 210,000 210,000	0 537,558 0	0 0 0	146,900(2) 0 366,750(3)	0 0 0	0 0 0	0 0 0	339,400 747,558 576,750
Thomas B. Olson Secretary (4)	2006 2005 2004	54,625 57,000 64,000	34,880(1) 0 0	0 0 0	73,450(2) 0 93,725(3)	0 0 0	0 0 0	0 0 0	162,955 57,000 157,725
Ricky Gujral Chief Executive Officer Old HPI (5)	2006 2005 2004	352,953 200,000 75,000	60,000 0 0	0 0 0	0 0 0	0 0 0	0 0 0	750,000(6) 0 0	1,162,953 200,000 75,000
__________

(1)	One-time payment in the form of an automobile with a fair value of $34,880.
(2)
Includes 100,000 five-year options granted to Mr. Fong and 50,000 five year options granted to Mr. Olson each with an exercise price of $1.60 per share (the market value of the common stock on the date of the grant). These options were valued using the Black-Scholes option value model with a five year assumed life resulting in a calculated option value of $1.469 per share.

(3)
Includes 75,000 five-year options granted to Mr. Fong and 19,167 five year options granted to Mr. Olson each with an exercise price of $5.10 per share (the market value of the common stock on the date of the grant as adjusted for splits). These options were valued using the Black-Scholes option value model with a five year assumed life resulting in a calculated option value of $4.89 per share.

(4)	Mr. Fong resigned as an officer and director of the Company on January 2, 2007. Mr. Olson was replaced as Secretary of the Corporation effective April 5, 2007.
(5)
Ms, Gujral was founding Chief Executive Officer and Director of “old” HPI acting under an Employment Agreement dated July 1, 2004, and amended October, 2005. After its acquisition by HPI (then Equitex) in March, 2006, she continued as CEO and director thereof. Ms. Gujral’s term as officer and director ended when “old” HPI was merged into its parent, HPI. Ms. Gujral however, continued as a management consultant to HPI under her same pay and benefits until late March 2007, after the current Chief Operating Officer, Mr. Cade, was appointed.
(6)	Represents payment made under as part of a severance agreement approved in March 2007, but paid and accrued in 2006.

Employment Agreements

During 2006, none of our HPI executives had employment agreements, however Ms Gujral, Chief Executive Officer and Director of our major subsidiary had such an agreement, discussed below, and contained as an exhibit.

Mr. Henry Fong served as our President and received an annual salary of $192,500 in the year ended December 31, 2006. Mr. Fong received an annual salary of $210,000 in each of the years ended December 31, 2005 and 2004. Mr. Thomas B. Olson served as our Corporate Secretary and received and annual salary of $54,625 in the year ended December 31, 2006. Mr. Olson received an annual salary of $57,000 in each of the years ended December 31, 2005 and 2004.

In January 1998, the Compensation Committee of our Board of Directors retained an independent consultant to review the Mr. Fong’s compensation. As a result of that review, a compensation arrangement was instituted based on recommendations made by the independent consultant. In addition to Mr. Fong’s annual salary, beginning January 1, 1998 and ended June 30, 2001, Mr. Fong received an annual bonus equaling one percent of our total assets combined with five percent of the increase in the market value of our common stock, excluding shares owned by him, calculated quarterly from January 1 to December 31 of any fiscal year. If there was a negative computation in any given quarter, no bonus was accrued and that negative amount was carried forward to offset the subsequent quarter's bonus during the fiscal year. Negative amounts were not accumulated nor carried into subsequent fiscal years. Following our acquisition of Nova Financial Systems and Key Financial Systems in August 2001, Mr. Fong, in consultation with the Compensation Committee, agreed to end the bonus plan beginning July 1, 2001 through December 31, 2002. In June 2003, the Compensation Committee reviewed Mr. Fong’s compensation arrangement and reinstituted the bonus plan effective June 1, 2003, for a bonus to be calculated quarterly based on five percent of the increase in the market value of our common stock as described above. This bonus totaled $0 in 2006, $537,558 in 2005, and $0 in 2004.

In addition to his cash compensation for the year ended December 31, 2006, Mr. Fong received 100,000 stock options under our 2005 Stock Option Plan approved by our stockholders. In addition, Mr. Fong received 92,157 shares of common stock under our 2005 Stock Option Plan in payment for outstanding fees from our subsidiary Denaris Corporation, accrued rent to an affiliate wholly-owned by Mr. Fong, and payroll payable totaling $117,500. Pursuant to the provisions of the 2005 Stock Option Plan, these shares were issued at $1.275 per share, which was 85% of the market value of $1.50 on the date of issuance. Mr. Fong also received in December 2006 13,337 restricted shares of our common stock in payment for loans made to the Company in the amount of $16,756. These shares were issued at $1.26 per share which was an 85% discount to the average closing price of our common stock of $1.48 for the ten trading days preceding the conversion. In December 2005, and under the 2005 Stock Option plan, Mr. Fong received 50,000 shares of common stock in lieu of cash payment for $255,500 of accrued bonuses payable. In the year ended December 31, 2004, Mr. Fong received a grant of 75,000 stock options.

In addition to his cash compensation for the year ended December 31, 2006, Mr. Olson received 50,000 stock options under our 2005 Stock Option Plan approved by our stockholders. In December 2006, Mr. Olson received 11,765 shares of common stock under our 2005 Stock Option Plan in payment for outstanding fees from our subsidiary Denaris Corporation. Pursuant to the provisions of the 2005 Stock Option Plan, these shares were issued at $1.275 per share, which was 85% of the market value of $1.50 on the date of issuance.

During Mr. Fong and Mr. Olson’s tenure as our President and Chief Executive Officer, and Corporate Secretary, respectively, we had no retirement or pension plan for them.

On January 2, 2007, Mr. Fong resigned his positions as the Company’s President, Chief Executive Officer, Treasurer and Chief Financial Officer. Although the Company did not make any severance payments to Mr. Fong in connection with his departure, the Company did settle outstanding liabilities including accrued payroll, accrued rent, and loans owed to Mr. Fong and certain affiliates, in the aggregate amount of $653,500, by (i) paying Mr. Fong a cash payment of $162,500, (ii) delivering Mr. Fong a promissory note in the amount of $37,500, (iii) issuing Mr. Fong 100,000 shares of common stock with resale registration rights. In addition, the Company entered into a Consulting Agreement with HF Services LLC, an affiliate of Henry Fong and Thomas Olson. Under the Consulting Agreement, HF Services will provide certain services related to corporate matters and public-reporting company matters for a term of one year in consideration of payments of $20,000 per month.

Ms. Gujral was the founding Chief Executive Officer and a Director of “old” HPI, (please see Item I, Business Section (a) which developed the current “Hydrogen Now™” business of the Company and continued in that position from early 2004 until “old” HPI was acquired by HPI (then known as Equitex) in March 2006, and thereafter until her position and that of the other Directors and Officers of “old” HPI expired when “old” HPI merged into HPI in September 2006. In that position she supervised all “old” HPI activities and engaged in international business development for “old” HPI subject to the Licensing Agreement with Global Hydrofuel Technologies, Inc. a Canadian company, “GHTI”. (See Business, HPI Technology) She had an Employment Agreement with “old” HPI at an annual compensation rate of $350,000 per year, commencing October 20, 2005 (which amended a prior Agreement dated 1 July 2004, which provided lower compensation) with an automatic annual renewal for a five year period wherein compensation could be increased but not decreased to less than $350,000 per year during that period; she had regular employee benefits. The Employment Agreement was terminated by the September merger which provided for non-cause termination if there was a change of control. She subsequently acted as a management consultant with the same salary and benefits with respect to HPI Seattle activities until March 2007, when Mr, Cade joined the Company. In March 2007, she was appointed by the Board of GHTI a Director, President and Principal Executive Officer of GHTI, a major shareholder of HPI, where she continues to engage in International Business Development related to our Hydrogen Now and related technology. In March 2007, the Board of HPI confirmed a settlement payment to Ms. Gujral to settle claims arising under her “old” HPI Employment Agreement in the amount of $750,000.

On March 15, 2007, we executed a three-year Employment Agreement (the “Agreement”) with Mr. David J. Cade to serve as our Chief Operating Officer pursuant to which he is to receive a base annual salary of $200,000 during the period from March 1, 2007 to August 31, 2007, which shall be increased to an annual salary of $225,000 for the period from September 1, 2007 to February 28, 2008. For each of the second and third years of the Agreement, Mr. Cade’s annual salary will be at a rate agreed upon by Mr. Cade and our board of directors. Mr. Cade is also eligible to receive a quarterly bonus of up to $10,000, which shall be granted at the sole discretion of our board of directors based on certain performance milestones outlined in the Agreement. Mr. Cade is entitled to participate in certain retirement and employee benefit plans of the Company under the same terms and conditions offered to all full-time employees. The Agreement contains standard confidentiality and non-competition provisions.

The Agreement also calls for us to grant Mr. Cade performance-based stock options to purchase up to 900,000 shares of our common stock at an exercise price equal to $1.60 per share, which options shall be granted in quarterly installments and shall vest beginning on the first anniversary of the date of the Agreement subject to certain terms and conditions, including the satisfaction (as determined by our board in its discretion) of certain milestones agreed to by us and Mr. Cade. Each such option shall expire five years from the date of the option grant. We have agreed to use commercially reasonable efforts to register the resale of the common stock underlying the options granted.

Mr. Cade may receive compensation equal to up to one year’s salary and benefits if he is terminated for any reason other than cause prior to the expiration of the Agreement, subject to certain terms and conditions more fully outlined in the Agreement.

Grant of Plan-Based Awards

The following table sets forth each equity award granted to the Company’s named executive officers during the year ended December 31, 2006.

Name	Grant Date	Estimated Future Payouts under Non-Equity Incentive Plan Awards (Target)	Estimated Future Payouts under Equity Incentive Plan Awards (Target)	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock Option Awards ($) (1)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Henry Fong	9/25/06	0	0	100,000	$1.60	$146,900
Thomas B. Olson	9/25/06	0	0	50,000	1.60	$73,450
_____________
(1) Represents the fair value of each stock option as of the date it was granted, in accordance with SFAS 123(R) and using a Black-Scholes valuation model.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information regarding each unexercised option held by each of our named executive officers as of December 31, 2006.

	Option Awards					Stock Awards
Name	Number of Securities Under-lying Unexer-cised Options (#) Exercisable	Number of Securities Under-lying Unexer-cised Options (#) Unexer-cisable	Equity Incentive Plan Awards: Number of Securities Under-lying Unexer-cised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Securities That Have Not Vested (#)	Market Value of Securities That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Securities or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Securities or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Henry Fong	54,667 75,000 100,000	0	0	$6.18 $5.10 $1.60	6/20/2008 7/14/2009 9/25/2011	0	$0	0	$0
Thomas B. Olson	16,667 19,167 50,000	0	0	$6.18 $5.10 $1.60	6/20/2008 7/14/2009 9/25/2011	0	$0	0	$0

Option Exercises and Stock Vested Table

The following table shows the number of shares acquired upon exercise of options by each named executive officer during the year ended December 31, 2006 and the number of shares of restricted stock held by each named executive officer that vested during the year ended December 31, 2006.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Henry Fong	0	0	0	0
Thomas B. Olson	0	0	0	0

Severance and Change-in-Control Arrangements

On January 2, 2007, Mr. Fong resigned his positions as the Company’s President, Chief Executive Officer, Treasurer and Chief Financial Officer. Although the Company did not make any severance payments to Mr. Fong in connection with his departure, the Company did settle outstanding liabilities owed to Mr. Fong and certain affiliates, in the aggregate amount of $653,500, by (i) paying Mr. Fong a cash payment of $162,500, (ii) delivering Mr. Fong a promissory note in the amount of $37,500, (iii) issuing Mr. Fong 100,000 shares of common stock with resale registration rights. In addition, the Company entered into a Consulting Agreement with HF Services LLC, an affiliate of Henry Fong. Under the Consulting Agreement, HF Services will provide certain services related to corporate matters and public-reporting company matters for a term of one year in consideration of payments of $20,000 per month.

On January 3, 2007, a $71,000 severance payment was made to Mr. Olson, who was Corporate Secretary of the Company until April 2007, pursuant to his termination as an employee of the Company as of January 31, 2007.

Effective March 12, 2007, our board of directors entered into a Retirement Bonus Agreement and Release (the “Retirement Agreement”) dated March 7, 2007, with Ricky Gujral. As a result of the merger in September 2006, Ms. Gujral’s position was eliminated and she ceased to be an officer of our subsidiary. Pursuant to provisions of an executive severance agreement between Ms. Gujral and our subsidiary entered into prior to the merger, upon her termination Ms. Gujral was entitled to a severance payment equal to her annual salary and bonus for a period of two years. In lieu of the severance payment under the executive severance agreement, we and Ms. Gujral agreed to, pursuant to the terms of the Retirement Agreement, a one-time payment to Ms. Gujral of $750,000 for the elimination of her position. This amount was advanced to Ms. Gujral in the form of a loan in November 2006. Pursuant to the terms of the Retirement Agreement, Ms. Gujral released us from certain claims against us arising from her employment while preserving Ms. Gujral’s rights to indemnification by us as may be provided by our Articles of Incorporation, Bylaws or Delaware General Corporation Law.

Non-Qualified Deferred Compensation Plans

We have no non-qualified deferred compensation plans currently in effect.

Director Compensation

The following table shows the compensation earned by each of our non-officer directors for the year ended December 31, 2006.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Michael Casazza (1)	$6,500	0	$50,520	0	0	0	$57,020
Russell Casement (2)	$28,731	0	$146,900	0	0	0	$175,631
Aaron Grunfeld (2)	$28,731	0	$146,900	0	0	0	$175,631
Joseph Hovorka (2)	$22,985	0	$36,725	0	0	0	$59,710
_________
(1)	Mr. Casazza resigned from our board of directors on June 16, 2006.
(2)	Messrs. Casement, Grunfeld and Hovorka resigned from our board of directors on December 30, 2006.
(3)
Represents the fair value of each stock option as of the date it was granted (September 25, 2006), in accordance with SFAS 123(R) and using a Black-Scholes valuation model. Includes 100,000 five-year options granted to Dr. Casement and Mr. Grunfeld, and 25,000 five year options granted to Mr. Hovorka; each with an exercise price of $1.60 per share (the market value of the common stock on the date of the grant). The fair value was calculated using the Black-Scholes valuation model with a five year assumed life resulting in a calculated option value of $1.469 per share.

Prior to 2006, each member of our Board of Directors received $10,000 per year payable monthly and $500 for each Board of Director’s meeting attended either in person or by telephone. Members of the Board of Directors also receive reimbursement for expenses incurred in attending board meetings.

In August 2006, our board of directors evaluated the compensation structure for non-officer directors which had not been adjusted for over ten years. Accordingly, the board voted to amend such compensation to an amount equal to 80% of the annual Consumer Price Index adjustment from the period from 1996 through 2005. This resulted in an adjustment of the annual fee paid to each non-officer director from $10,000 to $12,240 for the year ended December 31, 2006. The board also authorized a one-time fee equal to the amount the annual fee would have been adjusted based on 80% of the annual Consumer Price Index adjustment for the years 1996 through 2006. As both Dr. Casement and Mr. Grunfeld had been continuous members of our board of directors over that ten year period, this amounted to a one-time payment of $11,491. The board authorized an amount equal to one-half that amount, or $5,745, for Mr. Hovorka in recognition of his service to the Company.

In accordance with the terms of our 2005 Stock Option Plan, each member of our board of directors converted a portion of their fees earned in 2006 to restricted shares of our common stock in lieu of cash payment. As allowed for in the Plan, these shares were issued at a per share value of $1.275, which was 85% of the market value of $1.50 on the date of issuance. Mr. Casazza converted $3,000 in fees and received 2,353 shares, Dr. Casement $18,231 in fees and received 14,299 shares, Mr. Grunfeld $18,231 in fees and received 14,299 shares, and Mr. Hovorka converted $12,485 in fees and received 9,792 shares.

Members of our current Board of Directors have options which were acquired upon the merger of Old HPI into HPI in March 2006, (into the HPI merger Subsidiary), and which arose pursuant to arrangements with Old HPI prior to its acquisition by HPI. The Board has discussed generally an options policy for services on the HPI Board, but no decision have been made as yet.

Limitation of Liability and Indemnification of Officers and Directors

Our certificate of incorporation and bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by Delaware law, as it now exists or may in the future be amended, against all expenses and liabilities reasonably incurred in connection with their service for or on behalf of us. In addition, our certificate of incorporation provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized illegal dividends or redemptions or derived an improper personal benefit from their actions as directors.

In addition, on December 29, 2006, we adopted an Indemnity Policy applicable to our directors and officers. Under the policy, we are required to indemnify each director and officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or officer. We will not, however, be obligated to provide indemnification under the Indemnity Policy:

A.
to the extent that payment is actually made to a director under any insurance policy, or is made to a director by either the Company or its affiliates otherwise than pursuant to the Indemnity Policy (notwithstanding the availability of insurance, a director also may claim indemnification from the Company under the Indemnity Policy by assigning to the Company any claims under such insurance to the extent such director is paid by the Company)

B.	for liabilities in connection with proceedings settled without the Company’s consent, which consent, however, shall not be unreasonably withheld, or

C.	to the extent it would be otherwise prohibited by law, if so established by a judgment or other final adjudication adverse to a director.

At present, we are not aware of any pending or threatened litigation or proceeding involving any of our directors, officers, employees or agents in which any indemnification would be required or permitted.

Compensation Committee Interlocks

Our Compensation Committee for the year ended December 31, 2006 consisted of Mr. Grunfeld as chairman and Dr. Casement both of whom resigned on December 30, 2006. No member of the Compensation Committee was an officer or employee of us or any of our subsidiaries during the year. Mr. Grunfeld served on the board of directors of our subsidiary FastFunds Financial Corporation with our former President Mr. Henry Fong during the fiscal year ended December 31, 2006. No other executive officer during 2006 has served on the board of directors of any other entity with either member of the Compensation Committee.

As of January 2, 2007, our entire Board has been appointed and acts as a whole on compensation matters. One member, Mr. John Martin, acted as our acting Chief Executive Officer from January 2, 2007, until Mr. Cade, our current Chief Operating Officer was appointed.

Compensation Committee Report

Our compensation committee is presently comprised of all the members of our board of directors. The board of directors has reviewed and discussed the compensation discussion and analysis contained in the Report with management and has recommended that it be included in this Report.

Members of our board of directors:
Mr. John J. Martin
Mr. James H. Diffendorfer
Dr. Virendra Chaudhary
Mr. Gurinder Dilawari

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We have the following securities authorized for issuance under our equity compensation plans as of December 31, 2006, including options outstanding or available for future issuance under our 2003 Stock Option Plan, which was not approved by our security holders, and our 2005 Stock Option Plan, which was approved by our security holders on December 26, 2005.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	447,500	$1.64	685,159
Equity compensation plans not approved by security holders	484,966	$5.23	0
Total	932,466	$3.51	685,159

Our 2003 Stock Option Plan was not approved by our securityholders. There were 583,334 shares eligible for issuance under the 2003 Plan, none of which are available for future issuance. The 2003 Plan provided for the grant of both incentive and non-statutory stock options. The board of directors adopted the 2003 Plan to provide a means by which our employees, directors, officers and consultants would be given an opportunity to purchase our stock, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions and to provide incentives for such persons to exert maximum efforts for our success. Employees, directors, officers and consultants of our subsidiaries and affiliates were also eligible to participate in the 2003 Plan. The board of directors administered the 2003 Plan. Subject to the provisions of the 2003 Plan, the board of directors had the power to construe and interpret the 2003 Plan and to determine the persons to whom and the dates on which options were granted, the number of shares of common stock to be subject to each option, the time or times during the term of each option within which all or a portion of such option may be exercised, the exercise price, the type of consideration and other terms of the option.

(a)(b) Security Ownership of Certain Beneficial Owners and Security Ownership of Management.

Set forth below is certain information as of April 3, 2007, with respect to ownership of our common stock held of record or beneficially by (i) our “named executive officers” as such term is defined under Item 4.02(a) of Regulation S-K, (ii) each director of HPI, (iii) each person who owns beneficially more than five percent of our outstanding common stock; and (iv) all directors and executive officers as a group. Unless otherwise noted, each beneficial owner’s address is 201 Elliot Avenue W, Suite 400, Seattle, WA 98119. The number of shares of common stock outstanding at April 3, 2007 was 28,111,356:

Name and Address of Beneficial Owner	Shares of Common Stock Owned (1)	Shares of Common Stock Underlying Options (1)(2)	Shares of Common Stock Underlying Preferred Stock (1)(3)	Total	Percentage of Common Stock Owned
David J. Cade	0	0	0	0	0.0%
John J. Martin	0	217,691	155,174	372,865	1.3%
James H. Diffendorfer	27,211	108,846	96,984	233,041	0.8%
Dr. Virendra Chaudhary	0	0	0	0.0	0.0%
Gurinder Dilawari	0	0	0	0.0	0.0%
James G. Matkin	0	108,846	77,857	186,703	0.7%
Global Hydro Fuel Technologies, Inc. (4)	13,605,698	0	9,698,356	23,304,054	61.6%
All officers and directors as a group (six persons)	27,211	435,383	330,015	792,609	2.7%
_______________

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

(2)
Includes shares issuable upon exercise of options to purchase 1,550,000 shares of Old HPI common stock outstanding immediately prior to the time of the Acquisition for which 843,553 shares of our common stock have been reserved for issuance as part of the Acquisition consideration (not including any shares that may be reserved in the event our Series L-3 Convertible Preferred is issued).

(3)	Includes shares potentially issuable upon conversion of our Series L-3 Convertible Preferred Stock including stock reserved for future warrant exercises.
(4)
GHTI is controlled by a married couple who may be considered indirect beneficial holders due to their control of GHTI. In addition, Ricky Gujral, who is President and a Director of GHTI, and a daughter of the control persons of GHTI, may also be an indirect beneficial holder.

(c) Changes in control.

Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

(a) Transactions with Related Persons.

On January 2, 2007, Mr. Henry Fong resigned his positions as the Company’s President, Chief Executive Officer, Treasurer and Chief Financial Officer. Although the Company did not make any severance payments to Mr. Fong in connection with his departure, the Company did settle outstanding liabilities including accrued payroll, accrued rent, and loans owed to Mr. Fong and Beacon Investments, Inc. and Gulfstream Financial Partners, LLC (both of which are affiliates of Mr. Fong), in the aggregate amount of $653,500, by (i) paying Mr. Fong a cash payment of $162,500, (ii) delivering Mr. Fong a promissory note in the amount of $37,500, (iii) issuing Mr. Fong 100,000 shares of common stock with resale registration rights. In addition, the Company entered into a Consulting Agreement with HF Services LLC, an affiliate of Henry Fong. Under the Consulting Agreement, HF Services will provide certain services related to corporate matters and public-reporting company matters for a term of one year in consideration of payments of $20,000 per month. HF Services is also an affiliate of Thomas B. Olson, the Company’s Secretary.

During 2006, we leased approximately 1,800 square feet of office space in Greenwood Executive Park, 6400 South Quebec, Englewood, Colorado from Beacon Investments, a partnership in which our President is the sole partner, on terms comparable to the existing market for similar facilities.

During 2005, Mr. Fong and Gulfstream Financial Partners loaned us a total of $346,000, of which $111,000 was repaid during 2005 leaving a principal balance due of $235,000 at December 31, 2005. During 2006, Mr. Fong and Gulfstream loaned us an additional $66,756. These loans were due on demand and carried an interest rate of 8%. Of the $301,756 in total notes payable, $282,291 was repaid in cash, $16,756 was repaid with 13,337 shares of our restricted common stock, and $2,709 was repaid in connection with the settlement paid to Mr. Fong in cash and stock on January 2, 2007.

In March, 2007, we authorized a severance payment in settlement of her Employment Agreement claim with Ms. Gujral, Principal Executive Officer and President and Director of GHTI, our major shareholder which we believe was a fair settlement based on the terms of the Agreement upon termination.

We have made payments in the amount of $130,000 since the acquisition of Old HPI in March 2006, to James G. Matkin as Special counsel and Secretary for his service to us. He is a Director and Executive Chairman of GHTI, our majority shareholder, but the services performed were for us, not GHTI.

Transactions with Directors

In September 2005, we initiated an assignment of $360,000 in promissory notes to a corporation that is owned by a former director, Michael S. Casazza, in exchange for a promissory note to the corporation that was due December 9, 2005, and which carried annual interest at 10%. The assigned notes were originally 90-day notes bearing interest rates ranging from 22% to 24% per annum and also required an origination fee of between 5 1/2% to 6% to be paid along with principal and accrued interest on the due date. All of the aforementioned notes were repaid in February 2006.

In February 2006, Hydrogen Power Inc. entered into an agreement with KN Consulting, a company owned by a director, John Martin, to purchase technical and management advisement on engineering programs and prototype development for a fixed cost of $7,500 per month. This agreement continued to be exercised through 2006.

Indemnity Policy

On December 29, 2006, the Company adopted an Indemnity Policy applicable to our directors and officers. Under the policy, we are required to indemnify each director and officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or officer. For more information, please refer to “Executive Compensation - Limitation of Liability and Indemnification of Officers and Directors.”

(b) Review, Approval or Ratification of Transactions with Related Persons.

We presently have no written policy as to review, approval or ratification of transactions with related persons.

DIRECTOR INDEPENDENCE

Mr. James H. Diffendorfer, Dr. Virendra Chaudhary, and Mr. Gurinder Dilawari are each independent directors following their appointment on January 2, 2007. During 2006, Messrs. Russell Casement, Aaron Grunfeld and Joseph W. Hovorka were independent directors until their resignations on December 30, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Peterson Sullivan PLLC served as our auditors for the year ended December 31, 2006.

Audit Fees

Fees billed and expected to be billed by Peterson Sullivan PLLC for audit and review services rendered the year ended December 31, 2006 were $90,000, which includes out-of-pocket costs incurred in connection with these services.

Audit-Related Fees

There were no fees billed by Peterson Sullivan PLLC for audit-related fees for the year ended December 31, 2006.

Tax Fees

There were no fees billed and expected to be billed by Peterson Sullivan PLLC for tax fees rendered in the year ended December 31, 2006.

All Other Fees

There were no other fees billed by Peterson Sullivan PLLC for the year ended December 31, 2006.

GHP Horwath, P.C. served as our auditors for the year ended December 31, 2005 and performed the audit of our subsidiary, FastFunds for the year ended December 31, 2006.

Audit Fees

Fees billed and expected to be billed by GHP Horwath, P.C. for audit and review services rendered as well as for procedures performed in connection with providing consents for various registration statements for each of the years ended December 31, 2006 and 2005 (including fees billed and expected to be billed to

HPI’s majority owned subsidiary, FastFunds) were $162,500 and $217,000, respectively, which includes out-of-pocket costs incurred in connection with these services.

Audit-Related Fees

Fees billed by GHP Horwath, P.C. for audit-related fees in each of the years ended December 31, 2006 and 2005 (including fees billed and expected to be billed to HPI’s majority owned subsidiary, FastFunds) were $9,000 and $13,000, respectively. In 2006, GHP Horwath P.C. performed services related to coordinating cash counts of casino locations in conjunction with the Company’s sale of the assets of Chex Services and in 2005 GHP Horwath, P.C. performed due diligence services which comprised these fees.

Tax Fees

The fees billed and expected to be billed by GHP Horwath, P.C. for tax fees rendered in each of the years ended December 31, 2006 and 2005 (including fees billed and expected to be billed to HPI’s majority owned subsidiary, FastFunds) are $21,000 and $35,000, respectively. These fees were for tax return preparation and assistance.

All Other Fees

There were no other fees billed by GHP Horwath, P.C. for the years ended December 31, 2006 and 2005.

Preapproval Policy

During 2006 the policy of the audit committee was to review and pre-approve both audit and non-audit services to be provided by the independent registered public accounting firm (other than with certain de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002). This duty may be delegated to one or more designated members of the audit committee with any such approval reported to the committee at its next regularly scheduled meeting. Approval of non-audit services shall be disclosed to investors in periodic reports required by Section 13(a) of the Securities Exchange Act of 1934, as amended. All of the fees paid to GHP Horwath, P.C. and Peterson Sullivan PLLC during fiscal year 2006 were pre-approved by the audit committee or in the absence of an audit committee our entire board of directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report immediately following the signature page.

Page
1. Financial Statements and Supplementary Data

Reports of Independent Registered Public Accounting Firms	F-1 - F-2
Consolidated financial statements:
Consolidated balance sheets	F-3 - F-4
Consolidated statements of operations	F-5
Consolidated statements of changes in stockholders' equity (deficiency)	F-6 - F-11
Consolidated statements of cash flows	F-12 - F-14
Notes to consolidated financial statements	F-15 - F-45

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

4.1
Termination of Warrant Agreement effective as of June 16, 2006, by and between Equitex, Inc., a Delaware corporation, and Corporate Stock Transfer, with respect to that certain Warrant Agreement dated as of February 7, 2005. (Incorporated by reference from Exhibit 4.1 of the Registrant’s Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on June 22, 2006.)

4.2
Promissory Note dated December 29, 2006 in favor of Henry Fong. (Incorporated by reference from Exhibit 4.1 of the Registrant’s Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on January 8, 2007.)

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
10.5
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

10.8
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

10.10
Agreement and Plan of Merger and Reorganization by and among Equitex, Inc., EI Acquisition Corp. and Hydrogen Power, Inc. dated September 13, 2005. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on September 19, 2005.)

10.11
First Amendment to Agreement and Plan of Merger and Reorganization by and among Equitex, Inc., EI Acquisition Corp. and Hydrogen Power, Inc. dated October 31, 2005. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on November 4, 2005.)

10.12
Second Amendment to Agreement and Plan of Merger and Reorganization by and among Equitex, Inc., EI Acquisition Corp. and Hydrogen Power, Inc. dated November 11, 2005. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 21, 2005)

10.13
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

10.16
Share Agreement between Equitex, Inc. and Aton Select Fund Limited dated December 5, 2005. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on December 9, 2005.)

10.17
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

10.21
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

10.30
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

10.40
Note Assignment agreement between Equitex, Inc. and Transporta LLC dated September 22, 2005. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 21, 2005.)

10.41
Transition Services Agreement dated as of January 31, 2006, by and among FastFunds Financial Corporation, Chex Services, Inc. and Game Financial Corporation. (Incorporated by reference from Exhibit 10.1 of the Registrant’s Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on February 6, 2006.)

10.42
Settlement Agreement by and among Equitex, Inc., FastFunds Financial Corporation and the following holders of certain notes: MBC Global, LLC, an Illinois limited liability company, Corporate Capital, Inc. a Minnesota corporation, Carolyn Companies, a Colorado corporation, Moore Investments, Inc., an Illinois corporation, Paul A. Moore, Kathy Moore, Kevin F. Flynn, as Trustee of the Kevin F. Flynn June 1992 Non-Exempt Trust, European American Perinvest Group Bermuda., a British Virgin Island corporation, Fritz Voelker, John Eric Landry, Colin P. Markey, Sherie Swiontek, Mark Savage and Daniel Ryweck dated May 10, 2006. (Incorporated by reference from Exhibit 10.1 of the Registrant’s Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on May 16, 2006.)

10.43
Registration Agreement between Equitex, Inc. and MBC Global, LLC, an Illinois limited liability company, Corporate Capital, Inc. a Minnesota corporation, Carolyn Companies, a Colorado corporation, Moore Investments, Inc., an Illinois corporation, Paul A. Moore, Kathy Moore, Kevin F. Flynn, as Trustee of the Kevin F. Flynn June 1992 Non-Exempt Trust, European American Perinvest Group Bermuda., a British Virgin Island corporation, Fritz Voelker John Eric Landry, Colin P. Markey, Sherie Swiontek, Mark Savage and Daniel Ryweck dated May 10, 2006. (Incorporated by reference from Exhibit 10.2 of the Registrant’s Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on May 16, 2006.)

10.44
Stock Sale and Lock-up Agreement between Equitex, Inc. and MBC Global, LLC, an Illinois limited liability company (“MBC”), Corporate Capital, Inc. a Minnesota corporation, Carolyn Companies, a Colorado corporation, Moore Investments, Inc., an Illinois corporation, Paul A. Moore, Kathy Moore, Kevin F. Flynn, as Trustee of the Kevin F. Flynn June 1992 Non-Exempt Trust, European American Perinvest Group Bermuda., a British Virgin Island corporation, Fritz Voelker John Eric Landry, Colin P. Markey, Sherie Swiontek, Mark Savage and Daniel Ryweck dated May 10, 2006. (Incorporated by reference from Exhibit 10.3 of the Registrant’s Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on May 16, 2006.)

10.45
Escrow Agreement by and among Equitex, Inc., FastFunds Financial and MBC Global, LLC, an Illinois limited liability company (“MBC”), Corporate Capital, Inc. a Minnesota corporation, Carolyn Companies, a Colorado corporation, Moore Investments, Inc., an Illinois corporation, Paul A. Moore, Kathy Moore, Kevin F. Flynn, as Trustee of the Kevin F. Flynn June 1992 Non-Exempt Trust, European American Perinvest Group Bermuda., a British Virgin Island corporation, Fritz Voelker John Eric Landry, Colin P. Markey, Sherie Swiontek, Mark Savage and Daniel Ryweck and Baum and Gustafson, P.C. dated May 10, 2006. (Incorporated by reference from Exhibit 10.4 of the Registrant’s Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on May 16, 2006.)

10.46
Redemption, Stock Sale and Release Agreement dated January 2, 2007 by and between the Company and FastFunds Financial Corporation. (Incorporated by reference from Exhibit 10.1 of the Registrant’s Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on January 8, 2007.)

10.47
Note and Security Amendment Agreement dated December 27, 2006 by and among the Company, FastFunds Financial Corporation, Whitebox Hedged High Yield Partners LP and Pandora Select Partners LP. (Incorporated by reference from Exhibit 10.2 of the Registrant’s Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on January 8, 2007.)

10.48
Consulting Agreement dated December 29, 2006 by and between the Company and HF Services. (Incorporated by reference from Exhibit 10.3 of the Registrant’s Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on January 8, 2007.)

10.49
Letter Agreement dated December 29, 2006 by and among the Company, Henry Fong, Gulfstream Financial Partners LLC and Beacon Investments, Inc. (Incorporated by reference from Exhibit 10.4 of the Registrant’s Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on January 8, 2007.)

10.50	Indemnity Policy. (Incorporated by reference from Exhibit 10.5 of the Registrant’s Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on January 8, 2007.)
10.51	License Agreement between the University of British Columbia and Global Hydrofuel Technologies Inc. dated July 9, 2003. Filed Herewith.
10.52	Sublicense Agreement and Consent by and among Global Hydrofuel Technologies, Inc., Hydrogen Power Inc, and The University of British Columbia , dated March 15, 2004. Filed Herewith.
10.53
First Amendment to the Sublicense Agreement and Consent by and among Global Hydrofuel Technologies, Inc., Hydrogen Power Inc, and The University of British Columbia, dated March 7, 2006. Filed Herewith.

10.54	Employment Agreement by and between Hydrogen Power, Inc. and Ricky Gujral dated July 1, 2004. Filed Herewith.
10.55	Executive Severance Agreement by and between Hydrogen Power, Inc. and Ricky Gujral dated October 20, 2005. Filed Herewith.
10.56
Retirement Bonus Agreement and Release by and between Hydrogen Power, Inc. and Ricky Gujral dated March 7, 2007. (Incorporated by reference from Exhibit 10.1 of the Registrant’s Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on March 16, 2007.)

14.1	Code of Ethics for Senior Financial Management. (Incorporated by reference from Exhibit No. 14.1 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.)
16.1	Letter of GHP Horwath, P.C. (Incorporated by reference from Exhibit 16.1 of the Registrant’s Report on Form 8-K, No. 0-12374 filed with the Securities and Exchange Commission on March 2, 2007.)
21.1	List of Subsidiaries. Filed Herewith.
23.1	Consent of Independent Registered Public Accounting Firm. Filed Herewith.
23.2	Consent of Independent Registered Public Accounting Firm. Filed Herewith.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed Herewith.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

(b) Exhibits required by Item 601 of Regulation S-K

See Item 17(a)(3) above.

(d) Financial statement schedules required by Regulation S-X

Not applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 18, 2007	HYDROGEN POWER, INC.
(Registrant)

By/S/ DAVID J. CADE
David J. Cade, Principal Executive Officer and Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 18, 2007	/S/ JOHN J. MARTIN
John J. Martin, Director

Date: May 18, 2007	/S/ JAMES H. DIFFENDORFER
James H. Diffendorfer, Director

Date: May 18, 2007	/S/ VIRENDRA CHAUDHARY
Virendra Chaudhary, Director

Date: May 18, 2007	/S/ GURINDER DILAWARI
Gurinder Dilawari, Director

HYDROGEN POWER, INC. AND SUBSIDIARIES

(FORMERLY EQUITEX, INC.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Page
Reports of Independent Registered Public Accounting Firms	F-1 - F-2

Consolidated financial statements:

Consolidated balance sheets	F-3 - F-4

Consolidated statements of operations	F-5

Consolidated statements of changes in stockholders' equity (deficiency)	F-6 - F-11

Consolidated statements of cash flows	F-12 - F-14

Notes to consolidated financial statements	F-15 - F-46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Hydrogen Power, Inc.
Seattle, Washington

We have audited the accompanying consolidated balance sheet of Hydrogen Power, Inc. (formerly Equitex, Inc.) and Subsidiaries ("the Company") as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hydrogen Power, Inc. (formerly Equitex, Inc.) and Subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses and has an accumulated deficit of approximately $55 million, and a working capital deficit of $2,038,000 at December 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, Hydrogen Power, Inc. and Subsidiaries adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," effective January 1, 2006.

/S/ PETERSON SULLIVAN PLLC

Seattle, Washington
May 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Hydrogen Power, Inc.

We have audited the accompanying consolidated balance sheet of Equitex, Inc. and subsidiaries (the "Company") as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Equitex, Inc. and subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GHP HORWATH, P.C.

Denver, Colorado
April 10, 2006

HYDROGEN POWER, INC. AND SUBSIDIARIES (FORMERLY EQUITEX, INC.) CONSOLIDATED BALANCE SHEETS YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

ASSETS
	2006	2005
Current assets:
Cash and cash equivalents	$3,121,436	$133,541
Cash held in trust	457,564
Receivables, net (Note 4)	230,944	252,089
Prepaid expenses and other	568,093	33,062
Investment in Hydrogen Power, Inc. (Note 1)		2,526,300
Assets of discontinued operations (Note 3)	140,213	140
Assets held for sale (Note 3)		21,997,466

Total current assets	4,518,250	24,942,598

Notes and interest receivable, net, including related parties of $594,951 (2005) (Note 5)	304,575	3,899,526
Property, equipment and leaseholds, net (Note 6)	78,059	52,178
Other assets	29,685	638,846

Total long-term assets	412,319	4,590,550

	$4,930,569	$29,533,148

(Continued)

HYDROGEN POWER, INC, AND SUBSIDIARIES

(FORMERLY EQUITEX, INC.)

CONSOLIDATED BALANCE SHEETS (CONTINUED)

DECEMBER 31, 2006 AND 2005

	2006	2005

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Checks issued in excess of cash in bank (Note 7)	$-	$1,105,379
Accounts payable	246,411	768,189
Current portion of sub-license fee payable to related party (Note 10)	329,774
Accrued expenses and other liabilities, including related party accruals of $56,422 (2006)
and $410,000 (2005)	1,232,833	3,043,543
Notes and loans payable, including related parties of $37,500 (2006) and $614,695 (2005)
(Note 7)	37,500	13,443,986
Current portion of long-term debt (Note 7)	1,577,713	1,831,400
Liabilities of discontinued operations (Note 3)	2,670,081	513,395
Derivative liabilities	461,521
Liabilities associated with assets held for sale (Note 3)		154,047

Total current liabilities	6,555,833	20,859,939

Sub-license fee payable to related party, net of current portion (Note 10)	612,680
Long-term debt, net of current portion (Note 7)	29,581	2,108,423
Liabilities associated with assets held for sale (Note 3)		2,867,000

Total long-term liabilities	642,261	4,975,423

	7,198,094	25,835,362

Commitments and contingencies (Notes 7, 10 and 11)

Redeemable preferred stock (Note 11):
Series K convertible, 6% stated value $1,000 per share; $0.01 par value; 3,100 shares authorized; 445 shares (2006) and 2,544 shares (2005) issued and outstanding; net of discount of $278,700 (2006) and $2,412,700 (2005); liquidation preference $480,832
at December 31, 2006	166,300	131,300

Stockholders' equity (deficiency) (Note 12):
Preferred stock, Series L convertible; $0.01 par value; 300,000 shares authorized, issued
and outstanding (2006); liquidation preference $3,000	3,000
Common stock, $0.01 par value; 50,000,000 shares authorized; 16,262,571 shares (2006) and
8,495,849 shares (2005) issued; 14,710,976 shares (2006) and 8,486,112 shares (2005)
outstanding	162,626	84,958
Additional paid-in capital	59,738,043	32,020,956
Common treasury stock at cost; 1,551,595 shares (2006) and 9,737 shares (2005)	(6,915,241)	(128,942)
Notes, interest and stock subscription receivable (Note 12)	(454,966)	(682,002)
Accumulated deficit	(54,967,287)	(27,728,484)

Total stockholders' equity (deficiency)	(2,433,825)	3,566,486

	$4,930,569	$29,533,148

See notes to consolidated financial statements.

HYDROGEN POWER, INC. AND SUBSIDIARIES

(FORMERLY EQUITEX, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
			(Note 1)
Credit card income, net of provision for losses	$126,332	$196,899	$260,256

Cost incurred related to acquired technology, trade name and sub-license agreement (Note 1)	19,316,074
Corporate selling, general and administrative	5,950,471	4,678,472	2,166,367
Research and development costs	782,599

	26,049,144	4,678,472	2,166,367

Loss from continuing operations before other income (expense) and income taxes	(25,922,812)	(4,481,573)	(1,906,111)

Other income (expense):
Interest income, including related party interest of $19,799 (2005) and $85,252 (2004)	187,635	19,799	85,252
Interest expense, including related party interest of $54,529 (2006),
$20,305 (2005) and $1,718 (2004)	(902,731)	(574,659)	(118,501)

	(715,096)	(554,860)	(33,249)

Loss from continuing operations before income taxes	(26,637,908)	(5,036,433)	(1,939,360)
Income tax (expense) benefit (Note 8)	(482,000)	2,446,000	(907,000)

Loss from continuing operations	(27,119,908)	(2,590,433)	(2,846,360)
Loss from discontinued operations, net of income taxes (Note 3)	(118,895)	(6,251,804)	(4,611,623)

Net loss	(27,238,803)	(8,842,237)	(7,457,983)

Accretion of preferred stock (Note 11)	(2,134,000)	(219,300)	(4,640)
Deemed preferred stock dividends (Note 11)	(107,700)	(200,788)	(221,400)
Exchange of Series G and I convertible preferred stock in excess of carrying value		(212,000)

Net loss applicable to common stockholders	$(29,480,503)	$(9,474,325)	$(7,684,023)

Basic and diluted loss per common share:
Loss from continuing operations	$(2.49)	$(0.47)	$(0.54)
Loss from discontinued operations	(0.01)	(0.92)	(0.82)

Basic and diluted net loss per share	$(2.50)	$(1.39)	$(1.36)

Weighted average number of common shares outstanding,
Basic and diluted	11,787,051	6,809,711	5,650,808

See notes to consolidated financial statements.

HYDROGEN POWER, INC. AND SUBSIDIARIES

(FORMERLY EQUITEX, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Convertible preferred stock		Common stock		Additional paid-in
	Shares	Amount	Shares	Amount	capital

Balances, January 1, 2004	2,378	$2,378,000	5,755,013	$57,550	$17,748,389

Exercises of options and warrants for common stock			131,796	1,318	378,471

Warrants issued for services performed in connection with
convertible promissory notes					164,700

Options issued to consultants for services					6,970

Warrants attached to convertible promissory notes					461,200

Purchase by subsidiary of 17,250 shares of common stock

Conversion of accounts payable for common stock previously
issued as contingent consideration					25,647

Proceeds received on stock subscription receivable

Sale of 228,050 shares of treasury stock for cash					174,267

Distribution of 7,500 shares of treasury stock for services					29,180

Issuance of common stock for services			4,325	43	25,539

Acquisition of SVI in exchange for subsidiary common stock					(419,720)

Conversion of note payable in exchange for issuance of
subsidiary common stock (Note 7)					200,000

Beneficial conversion feature on subsidiary common stock
issued in connection with convertible promissory notes
(Note 7)					200,000

Conversion of accounts payable to common stock			2,500	25	6,425

Beneficial conversion features on subsidiary common stock
issued in connection with convertible promissory notes
(Note 7)					1,660,967

Cancellation of portion of stock subscription receivable and
return of stock (Note 12)					(250,000)

Warrants to purchase subsidiary common stock issued for
services					576,000

Reclassification of notes and interest receivable from an
officer of Chex (Notes 2 and 10)

Warrants to purchase subsidiary common stock issued in
connection with convertible promissory notes (Note 7)					113,097

Issuance of subsidiary common stock in exchange for note
receivable (Note 12)					216,000

Exercise of warrants for subsidiary common stock					5,000

Net loss

Balances, December 31, 2004	2,378	$2,378,000	5,893,634	$58,936	$21,322,132

(Continued)

HYDROGEN POWER, INC. AND SUBSIDIARIES

(FORMERLY EQUITEX, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Common treasury stock	Notes, interest and stock subscription receivable	Accumulated deficit	Total stockholdlers' equity (deficiency)

Balances, January 1, 2004	$(725,717)	$(800,000)	$(11,428,264)	$7,229,958

Exercises of options and warrants for common stock				379,789

Warrants issued for services performed in connection with
convertible promissory notes				164,700

Options issued to consultants for services				6,970

Warrants attached to convertible promissory notes				461,200

Purchase by subsidiary of 17,250 shares of common stock	(113,625)			(113,625)

Conversion of accounts payable for common stock previously
issued as contingent consideration				25,647

Proceeds received on stock subscription receivable		200,000		200,000

Sale of 228,050 shares of treasury stock for cash	745,247			919,514

Distribution of 7,500 shares of treasury stock for services	21,570			50,750

Issuance of common stock for services				25,582

Acquisition of SVI in exchange for subsidiary common stock				(419,720)

Conversion of note payable in exchange for issuance of subsidiary
common stock (Note 7)				200,000

Beneficial conversion feature on subsidiary common stock issued
in connection with convertible promissory notes (Note 7)				200,000

Conversion of accounts payable to common stock				6,450

Beneficial conversion features on subsidiary common stock issued
in connection with convertible promissory notes (Note 7)				1,660,967

Cancellation of portion of stock subscription receivable and return
of stock (Note 12)	(350,000)	600,000		-

Warrants to purchase subsidiary common stock issued for services				576,000

Reclassification of notes and interest receivable from an officer		(547,002)		(547,002)
of Chex (Notes 2 and 10)

Warrants to purchase subsidiary common stock issued in
connection with convertible promissory notes (Note 7)				113,097

Issuance of subsidiary common stock in exchange for note
receivable (Note 12)		(216,000)

Exercise of warrants for subsidiary common stock				5,000

Net loss			(7,457,983)	(7,457,983)

Balances, December 31, 2004	$(422,525)	$(763,002)	$(18,886,247)	$3,687,294

(Continued)

HYDROGEN POWER, INC. AND SUBSIDIARIES

(FORMERLY EQUITEX, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Convertible preferred stock		Common stock		Additional paid-in
	Shares	Amount	Shares	Amount	capital

Balances, January 1, 2005	2,378	$2,378,000	5,893,634	$58,936	$21,322,132

Exercises of options and warrants for common stock (Note 12)			326,608	3,266	903,378

Issuance of common stock to shareholder of HPI in exchange
for 850,000 shares of HPI (Note 1)			700,000	7,000	2,519,300

Beneficial conversion feature and warrants issued in
connection with notes payable (Note 7)					742,659

Return of common stock previously issued for conversion
of accounts payable			(2,500)	(25)	(6,425)

Return and retirement of subsidiary common stock in exchange
for reduction of stock subscription receivable (note 12)					(81,000)

Issuance of subsidiary options (Note 12)					9,500

Conversion of Series D preferred stock to common stock
(Note 11)(408)		(408,000)	203,529	2,035	405,965

Conversion of notes payable, accrued interest and accounts
payable to common stock (Note 12)			190,092	1,901	792,014

Exchange of Series G & I preferred stock for Series K
redeemable preferred stock (Note 11)(1,970)		(1,970,000)			(957,000)

Conversion of Series K preferred stock to common stock
(Note 11)			186,772	1,868	509,132

Beneficial conversion feature and warrants attached to Series K
preferred stock, net of accretion of $219,300 (Note 11)					2,412,700

Sale of 82,308 shares of treasury stock for cash (Note 12)					(73,254)

Issuance of common stock in satisfaction of long-term debt
and accrued interest (Notes 7 and 12)			207,230	2,072	1,014,538

Issuance of common stock under private placement, net of
offering costs of $180,000 (Note 12)			725,332	7,253	1,988,743

Issuance of warrants to noteholders (Note 12)					30,000

Issuance of common stock in satisfaction of subsidiary liability
(Note 12)			15,152	152	95,001

Issuance of common stock in satisfaction of accrued
compensation owed to an officer and director
(Notes 9 and 10)			50,000	500	255,000

Extension of warrants (Note 12)					138,573

Net loss

Balances, December 31, 2005	-	$-	8,495,849	$84,958	$32,020,956

(Continued)

HYDROGEN POWER, INC. AND SUBSIDIARIES

(FORMERLY EQUITEX, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Common treasury stock	Notes, interest and stock subscription receivable	Accumulated deficit	Total stockholders' equity (deficiency)

Balances, January 1, 2005	$(422,525)	$(763,002)	$(18,886,247)	$3,687,294

Exercises of options and warrants for common stock (Note 12)				906,644

Issuance of common stock to shareholder of HPI in exchange for
850,000 shares of HPI (Note 1)				2,526,300

Beneficial conversion feature and warrants issued in connection with
notes payable (Note 7)				742,659

Return of common stock previously issued for conversion of
accounts payable				(6,450)

Return and retirement of subsidiary common stock in exchange
for reduction of stock subscription receivable (Note 12)		81,000

Issuance of subsidiary options (Note 12)				9,500

Conversion of Series D preferred stock to common stock (Note 11)				-

Conversion of notes payable, accrued interest and accounts payable
to common stock (Note 12)				793,915

Exchange of Series G & I preferred stock for Series K redeemable
preferred stock (Note 11)				(2,927,000)

Conversion of Series K preferred stock to common stock (Note 11)				511,000

Beneficial conversion feature and warrants attached to Series K
preferred stock, net of accretion of $219,300 (Note 11)				2,412,700

Sale of 82,308 shares of treasury stock for cash (Note 12)	293,583			220,329

Issuance of common stock in satisfaction of long-term debt and
accrued interest (Notes 7 and 12)				1,016,610

Issuance of common stock under private placement, net of offering
costs of $180,000 (Note 12)				1,995,996

Issuance of warrants to noteholders (Note 12)				30,000

Issuance of common stock in satisfaction of subsidiary liability
(Note 12)				95,153

Issuance of common stock in satisfaction of accured compensation
owed to an officer and director (Notes 9 and 10)				255,500

Extension of warrants (Note 12)				138,573

Net loss			(8,842,237)	(8,842,237)

Balances, December 31, 2005	$(128,942)	$(682,002)	$(27,728,484)	$3,566,486

(Continued)

HYDROGEN POWER, INC. AND SUBSIDIARIES

(FORMERLY EQUITEX, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Preferred stock, Series L		Common stock		Additional paid-in
	Shares	Amount	Shares	Amount	capital

Balances, January 1, 2006			$8,495,849	$84,958	$32,020,956

Exercises of warrants for common stock (Note 12)			70,000	700	104,300

Issuance of common stock and warrants to consultants
for services (Note 10)			340,000	3,400	827,200

Issuance of preferred stock, common stock, warrants and
options to shareholders of HPI (Note 1)	300,000	3,000	2,338,990	23,390	13,950,012

Non-cash compensation expense

Increase in advances receivable

Issuance of common stock in consideration of extensions
on notes payable (Note 12)			28,179	282	66,324

Issuance and repricing of subsidiary warrants (Notes 7 and 10)					381,400

Write-off of stock subscription receivable (Note 12)

Issuance of common stock in satisfaction of notes payable,
long-term debt and accrued interest (Notes 7 and 12)			672,995	6,730	1,778,576

Issuance of warrants and options (Note 12)					693,588

Conversion of Series K preferred stock and unpaid
dividends to common stock (Note 11)			1,907,128	19,071	2,079,929

Accretion of Series K preferred stock (Note 11)					(2,134,000)

Purchase by subsidiary of 41,858 shares of common
stock (Note 12)

Issuance of common stock in satisfaction of accounts and
notes payable (Note 12)			221,572	2,216	368,112

Issuance of common stock to subsidiary in satisfaction of
amounts owed (Note 12)			1,200,000	12,000	6,132,000

Issuance of common stock and warrants under private
placement (Note 12)			60,000	600	239,400

Issuance (including $73,882 for subsidiary noteholders)
of warrants to noteholders (Note 12)					298,853

Issuance of common stock in satisfaction of subsidiary liabilities
(Note 12)			357,307	3,573	1,596,914

Issuance of common stock in satisfaction of amounts
owed to directors, officers and consultants (Notes 10 and 12)			270,551	2,706	705,297

Extension of warrant expiration and repricing (Note 12)					182,182

Issuance of common stock to subsidiary in exchange for
an account receivable (Note 12)			300,000	3,000	447,000

Net loss

Balances, December 31, 2006	300,000	$3,000	16,262,571	$162,626	$59,738,043

(Continued)

HYDROGEN POWER, INC. AND SUBSIDIARIES

(FORMERLY EQUITEX, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

		Notes, interest		Total
	Common	and stock		stockholders'
	treasury	subscription	Accumulated	equity
	stock	receivable	deficit	(deficiency)

Balances, January 1, 2006	$(128,942)	$(682,002)	$(27,728,484)	$3,566,486

Exercises of warrants for common stock (Note 12)				105,000

Issuance of common stock and warrants to consultants
for services (Note 10)				830,600

Issuance of preferred stock, common stock, warrants and
options issued to shareholders of HPI (Note 1)				13,976,402

Non-cash compensation expense		92,400		92,400

Increase in advances receivable		(364)		(364)

Issuance of common stock in consideration of extensions
on notes payable (Note 12)				66,606

Issuance and repricing of subsidiary warrants (Notes 7 and 10)				381,400

Write-off of stock subscription receivable (Note12)		135,000		135,000

Issuance of common stock in satisfaction of notes payable,
long-term debt and accrued interest (Notes 7 and 12)				1,785,306

Issuance of warrants and options (Note 12)				693,588

Conversion of Series K preferred stockand unpaid
dividends to common stock (Note 11)				2,099,000

Accretion of Series K preferred stock (Note 11)				(2,134,000)

Purchase by subsidiary of 41,858 shares of common
stock (Note 12)	(192,299)			(192,299)

Issuance of common stock in satisfaction of accounts and
notes payable (Note 12)				370,328

Issuance of common stock to subsidiary in satisfaction of
amounts owed (Note 12)	(6,144,000)			-

Issuance of common stock and warrants under private
placement (Note 12)				240,000

Issuance (including $73,882 for subsidiary noteholders)
of warrants to noteholders (Note 12)				298,853

Issuance of common stock in satisfaction of subsidiary liabilities
(Note 12)				1,600,487

Issuance of common stock in satisfaction of amounts
owed to directors, officers and consultants (Notes 10 and 12)				708,003

Extension of warrant expiration and repricing (Note 12)				182,182

Issuance of common stock to subsidiary in exchange for an
account receivable (Note 12)	(450,000)			-

Net loss			(27,238,803)	(27,238,803)

Balances, December 31, 2006	$(6,915,241)	$(454,966)	$(54,967,287)	$(2,433,825)

See notes to consolidated financial statements.

HYDROGEN POWER, INC. AND SUBSIDIARIES

(FORMERLY EQUITEX, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004

Cash flows from operating activities:
Net loss	$(27,238,803)	$(8,842,237)	$(7,457,983)

Adjustments to reconcile net loss to net cash used in operating activities:
Expense incurred related to acquired technology, trade name and sub-
license agreement (Note 1)	19,316,074
Impairment of receivable		1,596,111
Provision for losses on notes, stock subscription and interest receivables,
including bad debt expense	363,184	652,908	528,205
Gain on sale of assets (Note 1)	(4,145,835)
Loss on disposal of property and equipment	190,728
Depreciation and amortization	310,069	1,767,306	1,415,853
Amortization of discounts on convertible promissory notes payable
related to beneficial conversion features	281,875	1,588,729	373,200
Amortization of discounts related to warrants attached to notes payable	387,743	478,723	104,502
Stock-based compensation expense	693,588	9,500	659,302
Expense incurred upon issuance or modification of stock and warrants	1,953,557	168,573
Deferred income taxes	1,333,000	(1,333,000)	1,380,000
Non-cash compensation expense	342,400
Discount on debentures	(20,620)
Minority interest			(419,720)
Changes in operating assets and liabilities, net of the effects of acquisition
Decrease in accounts receivable	163,044	796,074	851,429
Decrease (increase) in other receivables	25,587	62,623	(62,640)
Decrease (increase) in interest receivable and other assets	148,104	62,701	(188,577)
(Decrease) increase in accounts payable and accrued liabilities	(364,086)	1,003,734	(508,532)
Increase in derivative liabilities	461,521

Total adjustments	21,439,933	6,853,982	4,133,022

Net cash used in operating activities	(5,798,870)	(1,988,255)	(3,324,961)

Cash flows from investing activities:
Proceeds received from asset sale, net of costs (Note 1)	12,642,784
Cash and cash equivalents acquired in business acquisition (Note 1)	2,203,121
Purchases of property, equipment and leaseholds	(61,958)	(765,900)	(555,082)
Issuances of notes receivable		(3,086,073)	(2,004,673)
Issuances of related party notes receivable			(37,100)
Repayments of related party notes receivable	101,437		95,082
Repayments of notes receivable, other	160,461	813,064	18,973

Net cash provided by (used in) investing activities	15,045,845	(3,038,909)	(2,482,800)

Cash flows from financing activities:
(Decrease) increase in checks issued in excess of cash in bank	(1,105,379)	1,105,379
Decrease in bank overdraft			(2,497,766)
Sale of treasury stock		220,329	919,514
Proceeds received from stock subscription receivable			200,000
Proceeds from the exercise of warrants and options	105,000	906,644	235,827
Proceeds from common stock private placements (net of offering costs)	240,000	1,995,996
Purchase of treasury stock	(192,299)		(113,625)
Increase in deferred loan costs		(69,000)	(472,925)
Borrowings of notes payable, related parties and other	766,756	4,598,000	10,360,794
Payments on sub-license agreement fee payable	(788,613)
Repayments on notes payable, related parties and other	(13,100,234)	(3,713,076)	(3,658,392)

Net cash (used in) provided by financing activities	(14,074,769)	5,044,272	4,973,427

(Continued)

HYDROGEN POWER, INC. AND SUBSIDIARIES

(FORMERLY EQUITEX, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004

(Decrease) increase in cash and cash equivalents	(4,827,794)	17,108	(834,334)
Cash and cash equivalents, beginning of year, including cash and cash equivalents included
in assets held for sale (2005)	8,406,794	8,389,686	9,224,020

Cash and cash equivalents, end of year, including cash and cash equivalents included in
assets held for sale (2005)	$3,579,000	$8,406,794	$8,389,686

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,586,222	$1,827,665	$1,858,395

Cash paid for income taxes	$5,913	$28,506	$12,242

Non-cash investing and financing activities:

Issuance of common stock in satisfaction of notes payable, long-term debt, accounts
payable and accrued interest	$2,863,635	$863,840

Issuance of common stock in satisfaction of subsidiary liabilities	$1,600,487	$95,153

Conversion of Series K preferred stock to common stock	$2,099,000	$511,000

Issuance of common stock to subsidiary in satisfaction of amounts owed	$6,144,000

Exchange of Series G & I preferred stock for issuance of Series K preferred stock:

Series G preferred stock (face value)		$370,000
Series I preferred stock (face value)		1,600,000
Liquidation preference on exchange		529,500
Accrued penalties on Series I preferred stock		128,000
Deemed dividends on Series G & I preferred stock		427,500

		$3,055,000

Conversion of promissory note, accrued interest and accounts payable to common stock		$793,915	$6,450

Beneficial conversion feature and warrants issued in connection with Series K preferred
stock		$2,632,000

Issuance of common stock in satisfaction of accrued compensation owed to an officer
and director		$255,500

Property and equipment sold to third party in exchange for extinguishment of accounts
payable		$152,000

Conversion of Series D preferred stock to common stock		$408,000

Return of common stock previously issued for conversion of accounts payable		$6,450

Reduction of related party note receivable in consideration of Series K preferred stock		$17,900

(Return and retirement of) issuance of subsidiary common stock in exchange for note
receivable		$(81,000)	$216,000

Issuance of common stock for investment in Hydrogen Power, Inc.		$2,526,300

Capital lease obligations			$145,138

Conversion of accounts payable for common stock issued as contingent consideration			$25,647

Cancellation of portion of stock subscription receivable			$250,000

Return of common stock to subsidiary in exchange for stock subscription receivable			350,000

			$600,000

Beneficial conversion features and warrants issued in connection with notes payable			$625,900

Conversion of notes payable and accrued interest in exchange for exercise of warrants			$148,962

Conversion of note payable in exchange for issuance of subsidiary common stock			$200,000

(Continued)

HYDROGEN POWER, INC. AND SUBSIDIARIES

(FORMERLY EQUITEX, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004

Warrants to purchase subsidiary common stock issued in connection with convertible
promissory notes			$113,097

Beneficial conversion features on subsidiary common stock issued in connection with
convertible promissory notes			1,660,967

			$1,774,064

Acquisition of SVI in exchange for subsidiary common stock			$419,720

See notes to consolidated financial statements.

HYDROGEN POWER, INC. AND SUBSIDIARIES

(FORMERLY EQUITEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1. Organization and basis of presentation, recent events and management’s plans:

Organization and basis of presentation:

Hydrogen Power, Inc. (formerly Equitex, Inc.), (the “Company”), a Delaware corporation, was formed in 1983 as a business development company (“BDC”). In April 1998, the Company’s stockholders authorized a change in the nature of its business and withdrew its election as a BDC, which became effective in January 1999. On February 28, 2006, the Company (then known as “Equitex, Inc.”) held a special meeting of shareholders at which two proposals were ratified authorizing the acquisition (the “Acquisition”) of Hydrogen Power, Inc. (“Old HPI”) by El Acquisition Corp., a newly formed subsidiary of the Company, as well as certain related common stock issuances. The Board of Directors of the Company believed it was in the best interest of their shareholders to acquire Old HPI. The Company believed the commercial viability of Old HPI’s hydrogen power technology was sufficient to authorize the Acquisition. Effective March 14, 2006, pursuant to an Agreement and Plan of Merger and Reorganization as amended (the “Merger Agreement”), Old HPI merged with and into El Acquisition Corp., with El Acquisition Corp. (renamed Hydrogen Power, Inc.) surviving the merger as a wholly-owned subsidiary of the Company. On September 25, 2006, the Company filed a Certificate of Ownership with the Secretary of State of the State of Delaware pursuant to which Hydrogen Power, Inc. (“HPI”) merged with and into the Company with the Company remaining as the surviving corporation to the merger. In connection with that merger, and as set forth in the Certificate of Ownership, the Company changed its corporate name to Hydrogen Power, Inc. Old HPI, a Seattle based company, performs hydrogen-related testing, research and engineering, and has developed a patented system (Hydrogen Now TM) that creates pure hydrogen from aluminum and water. The patented technology allows hydrogen gas to be generated on-site and on-demand, and is designed to directly power any fuel cell or internal combustion engine application. The Hydrogen Now process can supply hydrogen at customized rates and pressures, and may provide hydrogen transportation and supply solutions from small portable applications to large stationary systems.

Old HPI in 2004 entered into a sub-license agreement with Global Hydrofuel Technologies, Inc. (“GHTI”), its former parent company and a shareholder of the Company, which gave Old HPI exclusive rights to use the Hydrogen Now technology developed by the University of British Columbia (“UBC”) and any improvements and to market, manufacture and distribute products using the technology in the United States, Mexico and Central and South America. The agreement also gave Old HPI non-exclusive rights to market and distribute products using the technology and any improvements in Canada and to use any trademarks, service marks, or logos associated with the technology in the United States, Canada, Mexico and Central and South America. The sub-license agreement is effective, with certain provisions for early termination, for as long as the underlying license agreement between its parent and UBC is in effect. The underlying license agreement is effective through the latest expiration date of the patents that are the subject of the licensed technology. At present, the latest patent expiration date is February 2021.

Old HPI has not generated any significant revenues since its formation in December 2003.

Prior to the acquisition of Old HPI, the Company was a holding company, and through January 31, 2006, operated primarily through its majority-owned subsidiary FastFunds Financial Corporation (“FFFC”). As of December 31, 2006, the Company owns and controls approximately 80% of FFFC’s outstanding common stock. FFFC’s wholly-owned subsidiary Chex Services, Inc. (“Chex”), a Minnesota corporation, provided financial services prior to the sale of substantially all of Chex’s assets, which primarily consisted of check cashing, automated tell machine (ATM) access, and credit card advances to customers primarily at Native American owned casinos and gaming establishments (the “Asset Sale”). As a result of the Asset Sale, the financial services operations of FFFC are presented retroactively as discontinued operations and all of the operating assets and liabilities related to those operations are presented as assets and liabilities of discontinued operations (2006) and as assets held for sale and liabilities associated with assets held for sale (2005) (Note 3).

FFFC’s other wholly-owned subsidiaries include the following:

Collection Solutions, Inc. (“Collection Solutions”), a Minnesota corporation, formed for the purpose of providing collection services for the Company, customers of the Company, and other entities both within and outside the gaming industry. Collection Solutions is licensed as a collection agency in Minnesota.

FastFunds International, Inc. (“FFI”), a Delaware corporation based in London. FFI was formed to build a presence in Europe for the Company’s stored value card program.

HYDROGEN POWER, INC. AND SUBSIDIARIES

(FORMERLY EQUITEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1. Organization and basis of presentation, recent events and management’s plans (continued):

Organization and basis of presentation (continued):

FFC FastFunds (Cyprus) Limited (“FFC”), formed in September 2004, under the Laws of Cyprus. FFC was formed to have a presence in Cyprus to work with a financial institution regarding the issuance of stored value cards throughout Europe.

FastFunds International Limited (“FFIL”), formed in October 2004 with the Registrar of Companies for England and Wales. FFIL was formed in order to have a local presence in the European community.

Collection Solutions, FFI, FFC and FFIL generated no revenues and had no significant operations for the years ended December 31, 2006, 2005 and 2004.

The Company’s other subsidiaries include the following:

Key Financial Services, Inc. (“Key”) and Nova Financial Services, Inc. (“Nova”), were formed to design, market and service credit card products aimed at the sub-prime market; both companies are wholly-owned by the Company. Nova processes payments on a remaining portfolio, which provides the Company with "run-off" operations. Key ceased "run-off" operations in the fourth quarter of 2003, and Key operations for the years ended December 31, 2006, 2005 and 2004 have been presented as discontinued operations (Note 3).

Denaris Corporation ("Denaris"), was formed to develop and market a prepaid re-loadable stored value card program, which is designed to offer customers, particularly immigrants, a convenient alternative to traditional bank accounts; 77%-owned by the Company; Denaris generated no revenues through December 31, 2006.

The accompanying consolidated financial statements as of December 31, 2006 and 2005, and for each of the years in the three-year period then ended include the accounts of the Company and its wholly-owned subsidiaries, Key and Nova, and its majority-owned subsidiaries FFFC (and FFFC’s wholly-owned subsidiaries) and Denaris, and since March 15, 2006, Old HPI. All significant intercompany accounts and transactions have been eliminated in consolidation.

Acquisition of Old HPI:

Pursuant to the Merger Agreement the Company acquired 100% of Old HPI. The purchase price partially consisted of the issuance of 2,338,990 shares of Equitex’s common stock. These shares were valued at $9,379,350 based on the market price of the Company’s common stock of $4.01 on July 6, 2005 (the date the terms of the Merger Agreement were agreed to by the Company and the Old HPI shareholders). Pursuant to a Share Exchange Agreement dated December 5, 2005 with a shareholder of Old HPI, prior to the effective date of the merger, the Company issued 700,000 shares of its common stock in exchange for 850,000 shares of Old HPI common stock. These shares of the Company were valued at $2,526,300, which represented a 10% discount to the July 6, 2005, market price. The discount was applied to recognize restrictions on the marketability of the common stock issued. The Company has also reserved 132,122 shares to be issued upon exercise of options to purchase 1,550,000 shares of Old HPI common stock outstanding immediately prior to the time of the merger. The reserved shares were valued at $350,652 based upon the Black-Scholes option pricing model. Additionally, the Company recorded acquisition costs of $227,162 in connection with the transaction (Note 10).

The Company also issued warrants to purchase up to 1,600,000 shares of its common stock at an exercise price of $3.00 per share in exchange for all outstanding warrants of Old HPI at the date of merger. The warrants had an exercise price of $3.00 per share and were originally exercisable for the remainder of the unexpired term of the original Old HPI warrants, February 2007. The warrants were valued at $4,246,400 based on the Black-Scholes option pricing model. In February 2007, the Company extended the expiration date to August 2007 and lowered the exercise price to $2.00 per share. Accordingly, the preliminary total purchase price of acquiring 100% of Old HPI was $16,729,864.

HYDROGEN POWER, INC. AND SUBSIDIARIES

(FORMERLY EQUITEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1. Organization and basis of presentation, recent events and management’s plans (continued):

Organization and basis of presentation (continued):

Acquisition of Old HPI (continued):

The following represents the preliminary purchase price allocation at the date of the Acquisition:

Cash and cash equivalents	$2,203,121
Interest receivable	38,339
Prepaid expenses	85,681
Vehicle	14,906
Technology and sub-license agreement	16,115,000
Trade name	3,201,074
Accounts payable and accrued expenses	(197,190)
Note payable	(3,000,000)
License fee payable	(1,731,067)

$16,729,864

In conjunction with the issuance of common stock and change in control described below, the new management of the Company, in completing an updated analysis of the underlying assumptions and calculations used in the above allocation, determined that costs aggregating $19,316,074 and related to the acquired technology, trade name and sub-license agreement should be expensed. Management’s analysis included the determination that the most viable potential market applications for the licensed technology are a different subset than those originally being pursued by Old HPI, and accordingly, the costs related to the acquired technology and potential applications thereon have been expensed in the fourth quarter of 2006.

The Company also issued to the stockholders of Old HPI 300,000 shares of its Series L Preferred Stock (the “Preferred Stock”). The Preferred Stock is convertible into the Company’s common stock in three equal installments of 100,000 shares each (referred to as the L-1, L-2 and L-3 Preferred Stock, respectively), on the 180th, 270th and 360th day following closing of the merger, respectively, with each installment convertible into 40% of the Company’s common stock outstanding immediately prior to such conversion. The conversion of the Preferred Stock is subject to the achievement by Old HPI of certain performance benchmarks as defined in the Certificate of Designation of Series L Preferred Stock, the satisfaction of which is to be determined by the Board of Directors of the Company in its sole discretion. The benchmarks include HPI’s use of its hydrogen technology to develop prototype generators for various micro and portable power applications and for various macro power applications such as fuel cells and internal combustion engines. Based on the achievement of certain of the benchmarks, on January 3, 2007, the Company issued, upon the conversion of the L-1 and L-2 preferred stock, an aggregate of 12,594,622 shares of the Company’s common stock, and an additional 711,431 shares of common stock have been reserved for issuance upon the exercise of Old HPI outstanding options. The Company has valued the 12,594,622 shares of common stock issued at approximately $19,000,00 (based on the market price of the common stock on the date the Company issued the shares). The value of the 711,431 shares of common stock reserved for issuance upon the exercise of Old HPI options was approximately $790,000 based on the Black Scholes option pricing model. These amounts will be added to the purchase allocation during the three months ending March 31, 2007. In the event the Series L-3 Preferred Stock is converted into common stock of the Company, the former stockholders of Old HPI would own approximately 73% of the Company’s common stock on a post-transaction basis (assuming that the Company does not, prior to the conversion of the L-3 Preferred Stock, issue any additional shares of common stock other than pursuant to conversion of the Series L Preferred Stock). As of the date of this report, the L-3 Preferred Stock has not been converted.

As a condition to the Merger Agreement, the Company was required to make a $5 million contribution of capital to Old HPI, which proceeds were transferred to Old HPI at closing. On March 14, 2006, the Company and FFFC entered into a Secured Promissory Note (the “Note”) with a stated interest rate of 10% per annum, a Stock Pledge Agreement (the “Pledge”) and a Profit Participation Agreement through which FFFC loaned the Company $5 million. Pursuant to the Pledge, the Company had pledged all of its shares of Old HPI to FFFC to guarantee payment of the Note. Additionally, the parties executed the Profit Participation Agreement, whereby the Company granted to FFFC a net profit interest, as defined in the loan documents, in the amount of 10% of the net profit derived from the operations of

HYDROGEN POWER, INC. AND SUBSIDIARIES

(FORMERLY EQUITEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1. Organization and basis of presentation, recent events and management’s plans (continued):

Organization and basis of presentation (continued):

Acquisition of Old HPI (continued):

Old HPI during the period the Note is outstanding. The Note and accrued and unpaid interest of $402,398 was settled as part of the Redemption Agreement as defined and described below.

Asset Sale:

On January 31, 2006, FFFC and Chex completed the Asset Sale for $14 million pursuant to an Asset Purchase Agreement with Game Financial Corporation (“Game”) and received net cash proceeds of $12,642,784 after certain transaction related costs and realized a pre-tax book gain of $4,145,835.

Additionally, FFFC and Chex entered into a Transition Services Agreement (the “TSA”) with Game pursuant to which FFFC and Chex agreed to provide certain services to Game to ensure a smooth transition of the sale of the cash-access financial services business. Pursuant to the TSA, FFFC and Chex provided the necessary services for approximately three months, and Game paid FFFC $150,000 per month. The TSA expired May 19, 2006, and FFFC recorded $477,500 of other income (included in loss from discontinued operations in the consolidated statement of operations) pursuant to the agreement for the year ended December 31, 2006.

Pro forma information:

The following unaudited pro forma information has been prepared assuming the Acquisition of Old HPI had taken place at the beginning of each of the respective periods. The pro forma information includes the full year results of the Company for each of the years presented and assumes that the costs (approximately $19.3 million) related to acquiring the technology, trade name and sub-license agreement are expensed in each of the years presented.

The unaudited pro forma information is not necessarily indicative of the results of operations as they would have been had the transactions been consummated on the assumed date.

	2006	2005	2004
	(unaudited)	(unaudited)	(unaudited)

Revenues	$126,000	$197,000	$260,000

Net loss from continuing operations before other income (expense) and income taxes	(26,236,000)	(26,379,000)	(21,732,000)

Net loss	(27,559,000)	(30,832,000)	(27,408,000)

Net loss applicable to common stockholders	(29,801,000)	(31,465,000)	(27,635,000)

Basic and diluted loss per common share	(2.43)	(3.19)	(3.18)

Weighted average number of shares used in per share calculation	12,254,849	9,848,701	8,689,798

Reverse stock split:

On January 25, 2005, the Company effected a one-for-six reverse stock split. As a result of the reverse split, the number of shares outstanding and per share information for all prior periods presented have been retroactively restated to reflect the new capital structure.

HYDROGEN POWER, INC. AND SUBSIDIARIES

(FORMERLY EQUITEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1. Organization and basis of presentation, recent events and management’s plans (continued):

Recent events:

Return of subsidiary common stock:

On January 2, 2007, pursuant to the terms of a Redemption, Stock Sale and Release Agreement (the “Redemption Agreement””) by and between the Company and FFFC, FFFC (i) redeemed 8,917,344 shares of its common stock held by the Company, (ii) acquired from the Company 5,000,000 shares of common stock of Denaris, (iii) acquired from the Company 1,000 shares of common stock of Key, and (iv) acquired from the Company 1,000 shares of common stock of Nova. Denaris was a majority owned subsidiary of the Company, and Key and Nova were wholly owned subsidiaries of the Company. Each of Denaris, Nova and Key are inactive entities with no operating or intellectual property assets. The shares of common stock of each entity transferred by the Company pursuant to the Redemption Agreement constituted all of the Company’s holdings in each entity. In consideration of the redemption and acquisition of the shares of Denaris, Key and Nova, FFFC released the Company from all outstanding payment obligations of the Company to FFFC, including obligations for the $5 Million Note dated March 14, 2006 in favor of FFFC. The outstanding balance on the Note, including principal and interest accrued, as of the date of the Redemption Agreement was $5,402,398.

Immediately after the closing of the Redemption Agreement, the Company owned 3,500,000 shares of common stock of FFFC, constituting approximately 52.5% of the outstanding capital stock of FFFC. So long as the Company holds 10% or more of the outstanding equity or voting interest in FFFC, it has agreed to vote its shares of capital stock of FFFC in the same manner and proportion as other stockholders of FFFC vote their shares. As of January 2, 2007, FFFC also held 1,541,858 shares of common stock of the Company. Pursuant to the Redemption Agreement, FFFC and the Company each provided the other certain registration rights relating to the common stock of such party held by the other party. As of March 31, 2007, the Company owned approximately 49% of FFFC common stock, a result of FFFC issuing 181,686 shares of its common stock upon the cashless exercise of 226,000 warrants to purchase its common stock, the issuance of 250,000 shares of its common stock in satisfaction of $125,000 of liabilities and the issuance of 150,000 shares of its common stock to a consultant for financial advisory services.

Issuance of common stock and change in control:

As previously mentioned, on January 3, 2007, the Company issued an aggregate of 12,594,622 shares of the Company’s common stock (with an additional 711,431 shares reserved for issuance upon the exercise of outstanding options) to holders of two tranches of the Company’s Series L Convertible Preferred Stock (L-1 and L-2). Upon the satisfaction of the benchmarks being met 100,000 shares of L-1 were converted to 4,988,646 shares of common stock (with an additional 281,793 shares reserved for issuance upon the exercise of outstanding options) and 7,605,976 shares of common stock (with an additional 429,638 shares reserved for issuance upon the exercise of outstanding options) upon conversion of the L-2 shares. The conversion of each of these two tranches of Series L Preferred Stock was equal to 40% of the number of shares of common stock of the Company outstanding prior to each conversion. Of the shares of common stock issued upon conversion of the L-1 and L-2 Preferred Stock, an aggregate of 22,949 shares of common stock were issued to persons who were appointed as officers and directors of the Company on January 2, 2007 with an additional 367,191 shares held in reserve for issuance upon the exercise of outstanding options held by such individuals.

Immediately following the conversion of the Series L-1 and L-2 Preferred Stock into common stock on January 3, 2007 the former shareholders of Old HPI held an aggregate of 15,633,612 shares of the Company’s common stock, constituting approximately 54.1% of the Company’s outstanding common stock. The former majority shareholder of Old HPI, GHTI, holds approximately 49.3% of the Company’s outstanding common stock. Additionally, former optionholders of Old HPI hold options to purchase an aggregate of 843,553 shares of the Company’s common stock. The former shareholders and optionholders of Old HPI also collectively hold 100,000 shares of L-3 Convertible Preferred Stock, convertible pursuant to the terms of the Certificate of Designation.

Coinciding with the issuance of the Series L-1 and L-2 Preferred Stock, on January 2, 2007 the Company appointed four new directors to the Company, James Diffendorfer, John Martin, Virendra Chaudhary and Gurinder Dilawari. The prior directors of the Company contemporaneously resigned their positions.

HYDROGEN POWER, INC. AND SUBSIDIARIES

(FORMERLY EQUITEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1. Organization and basis of presentation, recent events and management’s plans (continued):

Recent events (continued):

Potential business acquisiton:

On January 31, 2007, FFFC announced that it executed a letter of intent to acquire Industrial Systems, Inc. ("ISI"). ISI, founded in 1991 and based in Delta, Colorado, provides turn-key engineering procurement and construction services to the mining, energy and natural resources industries throughout the United States. The letter of intent calls for FFFC to acquire 100% of the outstanding securities of ISI in an all stock tax-free exchange. While specific details are being negotiated as part of a definitive agreement, terms of the letter of intent call for the existing stockholders of ISI to own approximately 65% of FFFC’s common stock at closing of the transaction, with the potential to earn an estimated additional 6% based on post-closing incentives. Completion of the transaction is subject to further due diligence by each party, negotiation and execution of a definitive agreement, and other customary pre-closing conditions, and is anticipated to occur during the quarter ending June 30, 2007. If consummated, this transaction would likely be accounted for as public shell merger or a reverse acquisition with FFFC being treated for accounting purposes as the accounting acquiree and also would significantly reduce the Company’s ownership of FFFC.

Hiring of Chief Operating Officer:

On March 1, 2007, the Company executed a three-year Employment Agreement with Mr. David J. Cade to serve as the Company’s chief operating officer. Pursuant to the terms of the Employment Agreement, Mr. Cade is to receive a base salary at a per annum rate of $200,000 for the period March 1, 2007 through August 31, 2007, which shall be increased to a per annum rate of $225,000 for the period September 1, 2007 through February 28, 2008. For each of the second and third years of the Employment Agreement, Mr. Cade’s annual salary will be at a rate agreed upon by Mr. Cade and the Company’s Board of Directors. Mr. Cade is also eligible to receive a quarterly bonus of up to $10,000 which shall be granted at the sole discretion of the Company’s Board of Directors based on certain milestones in the Employment Agreement. Additionally, Mr. Cade, subject to the stated terms and conditions, including satisfaction of our board of directors of certain milestones agreed to, shall be granted performance-based stock options to purchase up to 900,000 shares of the Company’s common stock at an exercise price of $1.60 per share. The options shall be granted in quarterly installments and vest beginning on the first anniversary of the Employment Agreement.

Management’s plans:

The Company’s consolidated financial statements for the year ended December 31, 2006 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant net losses of approximately $27,200,000 and $8,842,000 for the years ended December 31, 2006 and 2005, respectively, and has used cash in operations of $5,799,000 and $1,988,000 for the years ending December 31, 2006 and 2005, respectively. Although the net losses included certain non-cash net expenses of approximately $21,000,000 (2006) and $4,937,000 (2005), the Company incurred significant research and development costs related to expenses incurred in developing a commercial application of its licensed technology and in the design and engineering of prototypes in addition to corporate, selling, general and administrative expenses. Additionally, at December 31, 2006, the Company has a working capital deficit of approximately $2,038,000 and an accumulated deficit of approximately $55 million. Based on the losses that were being incurred at FFFC, it was becoming increasingly difficult to continue to fund its operations. Additionally, due to intense competition in the market and the lack of assurance that FFFC would be able to obtain renewals of its existing casino contracts or to obtain contracts with new customers and difficulty in attracting and retaining experienced employees, the Company decided to complete the Asset Sale. Presently, the Company has no revenues and limited resources.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the Company will have adequate resources to fund future operations, if any, or that funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

HYDROGEN POWER, INC. AND SUBSIDIARIES

(FORMERLY EQUITEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1. Organization and basis of presentation, recent events and management’s plans (continued):

Management’s plans (continued):

The Company’s objective is to continue to develop and eventually market its licensed proprietary hydrogen production process for use in commercial applications the require hydrogen, but where hydrogen storage and/or distribution is too costly or not feasible. Our management believes based on their product and market review that our hydrogen production process may be a commercially viable process. The Company plans on continuing its testing and evaluation of the commercial application of the licensed technology and the design and engineering of prototypes.

The Company will need additional funds to continue the aforementioned work as well as to meet its existing obligations as they become due. Sources of cash that may be available to the Company include the sale of equity securities through private placements of our common stock and/or preferred stock, as well as the exercise of stock options and/or warrants, all of which may cause dilution to our shareholders. We may also be able to borrow funds from related and/or third parties.

2. Summary of significant accounting policies:

Stock-based compensation (Note 12):

Effective January 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 - revised 2004 (“SFAS 123R”) “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”.

Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company adopted SFAS 123R using the modified-prospective transition method. Under that transition method, compensation cost recognized for the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The financial results for the prior periods have not been restated.

For 2006, the Company recognized $562,146 of additional non-cash share-based compensation expense due to the adoption of SFAS 123R, which increased the net loss from continuing operations and net loss by such amount. This expense increased the Company’s loss from continuing operations per share and net loss per share for the year ended December 31, 2006 by $0.05.

The Company has various stock option plans which allow the Company to grant options to purchase shares of its common stock to attract, retain and motivate employees, consultants and directors. Options are generally granted with an exercise price equal to the Company’s market price of its common stock on the date of the grant and typically vest immediately upon issuance and thus the requisite service period is immediate. All options outstanding during the periods ended December 31, 2006, 2005 and 2004 were fully-vested and exercisable. During the year ended December 31, 2006, the Company granted 40,000 options to a consultant to purchase shares of common stock at $2.00 per share and 407,500 options to purchase common stock to directors, officers, employees and consultants at $1.60 per share (the exercise prices were equal to the market value of the common stock on the date of the grant). These options were valued at $649,138, using the Black-Scholes option pricing model, and are included in corporate selling, general and administrative expense in the consolidated statement of operations for the year ended December 31, 2006.

Had compensation cost for stock-based awards issued to employees for the years ending December 31, 2005 and 2004 been determined based on the fair values at the grant dates for awards under the plans consistent with the fair-value based method of accounting prescribed by SFAS No. 123, the Company's results would have been changed to the pro forma amounts indicated below:

HYDROGEN POWER, INC. AND SUBSIDIARIES

(FORMERLY EQUITEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

2. Summary of significant accounting policies (continued):

Stock-based compensation (Note 12) (continued):

	2005	2004

Net loss	$(8,842,237)	$(7,457,983)

ADD: Stock based employee compensation expense included in reported net income	9,500	553,000

DEDUCT: Total stock-based employee compensation expense determined under fair value based method for all awards	(181,500)	(587,000)

Pro-forma net loss	$(9,014,237)	$(7,491,983)

Net loss per share:
Basic and diluted, as reported	$(1.39)	$(1.36)

Basic and diluted pro forma	$(1.42)	$(1.37)

The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were utilized:

	2006	2005	2004

Expected dividend yield	0	0	0
Expected stock price volatility	151%	111%	99%
Risk fee interest rate	4.75%	2.0%	2.0%
Expected life of options	5 years	1 year	2 years
Weighted average grant-date fair value of options granted	$1.45	$0.47	$1.76

Cash and cash equivalents:

For the purpose of the consolidated financial statements, the Company considers all highly-liquid investments with an original maturity of three-months or less to be cash equivalents. The Company regularly has cash and cash equivalents in excess of federally insured limits.

Prior to the asset sale, cash and cash equivalents also included cash in the process of collection (“CIPC”). CIPC includes ATM advances, as well as credit card advances made to customers. ATM advances made to customers included in CIPC totaled approximately $1,659,000 as of December 31, 2005. Credit card advances made to customers included in CIPC totaled approximately $1,588,000 as of December 31, 2005.

Credit card receivables and revenue recognition:

Credit card receivables are stated at cost plus refundable and earned fees (the balance reported to customers), reduced by allowances for refundable fees and losses.

Fees (revenues) are accrued monthly on active credit card accounts and included in credit card receivables, net of estimated uncollectible amounts. Accrual of income is discontinued on credit card accounts that have been closed or charged off. Accrued fees on credit card loans are charged off with the card balance, generally when the account becomes 90 days past due.

The allowance for losses is established through a provision for losses charged to expenses. Credit card receivables are charged against the allowance for losses when management believes that collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectibility of the accounts and prior loss experience. This evaluation also takes into consideration such factors as changes in the volume of the loan portfolio, overall portfolio quality and

HYDROGEN POWER, INC. AND SUBSIDIARIES

(FORMERLY EQUITEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

2. Summary of significant accounting policies (continued):

Credit card receivables and revenue recognition (continued):

current economic conditions that may affect the borrowers’ ability to pay. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term.

Notes receivable:

The Company has made advances to officers, affiliates and employees under various loan agreements (Notes 4 and 12). The advances made to officers were made prior to January 2002. The Company’s allowance for doubtful notes receivable is adjusted based on the Company’s assessment of the collectibility of each individual note and advance receivable, as well as the aging of the notes and advances receivable. After all attempts to collect a note receivable have failed, the note receivable is written-off against the allowance. Based on management’s evaluation of repayment intentions and in consideration of Staff Accounting Bulletin (“SAB”) Topic 4-E regarding receivables due from underwriters, promoters, directors and employees, $454,966 and $485,936 of the total face value amount has been presented as a reduction in stockholders’ equity (deficiency) at December 31, 2006 and 2005, respectively.

The Company establishes an allowance for losses on other notes receivable through a provision for losses charged to expense. The allowance is an amount management believes will be adequate to cover estimated losses based on an evaluation of the collectibility of the notes receivable. The allowance for doubtful notes receivable on loans made to other than officers was approximately $566,500 and $1,286,500 at December 31, 2006 and 2005, respectively.

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

The fair values of cash and cash equivalents, cash held in trust, current non-related party receivables, and accounts payable approximate their carrying amounts because of the short maturities of these instruments.

The fair values of notes and advances receivable from non-related parties approximate their carrying values because of the nature and the respective duration of these instruments. The fair values of notes and advances receivable from related parties are not practicable to estimate, based upon the related party nature of the underlying transactions.

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

The sub-license fee payable is to a significant shareholder of the Company. The obligation was originally stated at its net present value of $2,612,500 using an effective interest rate of 6% and thus the fair value approximates the carrying value.

Accounting for obligations and instruments potentially settled in the Company’s common stock:

The Company accounts for obligations and instruments potentially to be settled in the Company's stock in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company's stock.

HYDROGEN POWER, INC. AND SUBSIDIARIES

(FORMERLY EQUITEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

2. Summary of significant accounting policies (continued):

Accounting for obligations and instruments potentially settled in the Company’s common stock (continued):

Under EITF 00-19, contracts are initially classified as equity or as either assets or liabilities, depending on the situation. All contracts are initially measured at fair value and subsequently accounted for based on the then current classification. Contracts initially classified as equity do not recognize subsequent changes in fair value as long as the contracts continue to be classified as equity. For contracts classified as assets or liabilities, the Company reports changes in fair value in earnings and discloses these changes in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts continue to be included in earnings. The classification of a contract is reassessed at each balance sheet date.

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

Advertising:

Advertising costs are expensed as incurred and for 2006 were primarily incurred by HPI (since March 14, 2006) and amounted to approximately $105,000 and are included in corporate selling, general and administrative expenses in the consolidated statement of operations. Advertising costs incurred by Chex (through January 31, 2006) are included in discontinued operations in the consolidated statements of operations, and were approximately $168,000 and $243,000 in 2005 and 2004, respectively.

Research and development costs:

Research and development costs are expensed as incurred.

Income taxes:

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax laws or rates.

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

HYDROGEN POWER, INC. AND SUBSIDIARIES

(FORMERLY EQUITEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

2. Summary of significant accounting policies (continued):

Loss per share:

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants and common stock underlying convertible debt and preferred stock are not considered in the calculations for the years ended December 31, 2006, 2005 and 2004, as they are anti-dilutive and the impact of the potential common shares that can be determined, which total 3,915,242, 7,783,034 and 4,005,480, respectively, would be to decrease loss per share. Therefore, diluted loss per share is equal to basic loss per share in 2006, 2005 or 2004.

Reclassifications:

In addition to the retroactive restatement of discontinued operations, certain minor reclassifications of amounts reported in the 2005 and 2004 consolidated financial statements have been made to conform to the 2006 presentation.

Recently issued accounting pronouncements:

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact of applying FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying FAS 157.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. FAS158 is effective for employers with publicly traded equity securities for fiscal years ending after December 15, 2006. Employers without publicly traded equity securities are required to include certain disclosures until fully adopting FAS 158 for fiscal years ending after December 15, 2006 but before June 16, 2007. The Company does not expect any material impact from applying FAS 158.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not expect any material impact from applying SAB 108.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact of adopting FAS 159 on the Company’s financial position.

3. Discontinued operations and assets held for sale:

The carrying amount at December 31, 2006 and 2005, of assets and liabilities of FFFC and Key are presented as assets and liabilities of discontinued operations (2006) and for FFFC as assets held for sale and liabilities associated with assets held for sale (2005) at December 31 as follows:

HYDROGEN POWER, INC. AND SUBSIDIARIES

(FORMERLY EQUITEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

3. Discontinued operations and assets held for sale (continued):

ASSETS	2006	2005

Cash and cash equivalents	$-	$8,273,253
Accounts receivable		163,044
Notes and interest receivable, net	140,000	75,461
Property and equipment, net		1,077,802
Goodwill		5,636,000
Intangible and other assets		2,183,902
Deferred tax asset		4,200,000
Other assets	213	388,004

	$140,213	$21,997,466

Key’s assets of $213 at December 31, 2006 are included above. Key’s assets at December 31, 2005 consists of cash of $140.

LIABILITIES	2006	2005

Accounts payable and accrued expenses	$562,081	$69,800
Notes payable to individuals	2,108,000
Capital lease obligations		84,247
Deferred tax liability		2,867,000

	$2,670,081	$3,021,047

Key’s liabilities of $513,395 at December 31, 2005 are presented as liabilities of discontinued operations on the consolidated balance sheet. Key had no liabilities at December 31, 2006.

Discontinued operations:

Loss from discontinued operations for the years ended December 31, 2006, 2005 and 2004 of FFFC and Key were as follows:

	2006	2005	2004

Revenues	$2,192,382	$18,531,141	$15,233,735
Operating expenses	(3,707,315)	(20,281,180)	(18,054,234)
Loss from operations	(1,514,933)	(1,750,039)	(2,820,499)
Gain on sale of assets	4,145,835
Other expenses	(1,892,884)	(3,360,259)	(1,688,955)
Minority interest			419,720
Net income (loss) before income taxes	738,018	(5,110,298)	(4,089,734)
Income tax expense	(856,913)	(1,141,506)	(521,889)

Net loss	$(118,895)	$(6,251,804)	$(4,611,623)

Key had no revenues during the years ended December 31, 2006, 2005 and 2004.

4. Receivables:

Receivables at December 31, 2006 and 2005, consist of the following:

HYDROGEN POWER, INC. AND SUBSIDIARIES

(FORMERLY EQUITEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

4. Receivables (continued):

	2006	2005

Amount held in trust	$93,974	$119,561
Credit card receivables, net of allowance of $150 (2006) and $435 (2005)	136,458	132,016
Credit card and ATM processors, net of allowance of $121,632 (2005)		111,129
Other receivables	512	52,427

	230,944	415,133
Less receivables reclassified as assets held for sale	-	(163,044)

	$230,944	$252,089

Prior to the Asset Sale, amounts due from credit card and ATM processors were primarily from fees from credit card and ATM advances by Chex to casino patrons. The amount held in trust is under an agreement and is to secure payment of reservation fees due customers. The amount is held by a third party financial institution.

5.  Notes and interest receivable:

Notes receivable at December 31, 2006 and 2005, consist of the following:

	2006	2005

Notes receivable from Equitex 2000, Inc., an affiliate of the Company through common control; interest at 10%; unsecured; due on demand; a valuation allowance of $205,000 and $700,000 was recorded against this receivable at December 31, 2006 and 2005. In 2006 $101,437 was collected, $700,000 was written-off against the reserve and $184,237 was expensed	$205,000	$1,190,674

Note receivable from Paymaster Jamaica; interest at 10%, collateralized by a pledge of Paymaster Jamaica common shares by Paymaster Jamaica's president; note matures in August 15, 2008; payments of interest only due semi-annually beginning August 15, 2003 through maturity (none received through December 31, 2006); a valuation allowance of $250,000 has been recorded against this receivable at December 31, 2006 and 2005	500,000	500,000

Note receivable; non-interest bearing; net of $256,316 discount, based on imputed interest rate of 12% through December 2010; collateralized by mortgages on three parcels of real property in Florida, a valuation allowance of $61,500 and $336,500 has been recorded against this receivable at December 31, 2006 and 2005, respectively, in default and non-performing at December 31, 2006. Chex received $140,000 in January 2007 as full settlement	201,500	336,500

Notes receivable, HPI [A]		3,000,000

Notes receivable from various Chex employees; non-interest bearing, unsecured and due on demand, or in weekly deductions from payroll; repaid in January 2006		25,461

HYDROGEN POWER, INC. AND SUBSIDIARIES

(FORMERLY EQUITEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

5.  Notes and interest receivable (continued):

	2006	2005

Notes receivable from Coast ATM, LLC.; interest at 10%; maturity November 2005; currently in default and non-performing; a valuation allowance of $50,000 has been recorded against this receivable at December 31, 2006	50,000	50,000
	956,500	5,102,635
Interest receivable, includes related party interest of $104,277 (2005)	54,575	158,852

Notes receivable, before valuation allowance	1,011,075	5,261,487
Less valuation allowance [B]	(566,500)	(1,286,500)
	444,575	3,974,987
Less net amount included in assets of discontinued operations (2006) and assets held for sale (2005)	(140,000)	(75,461)

Notes and interest receivable, net, long-term	$304,575	$3,899,526

[A]  In September 2005, in connection with the Merger Agreement, the Company loaned Old HPI $3,000,000 under a Secured Convertible Promissory Note (the “SCPN”). The Company agreed to forgive payment of the $3 million plus accrued interest as a condition of closing. In March 2006, the Company accounted for the forgiveness as a contribution of capital to the Merger Sub and the proceeds were transferred to Old HPI at closing.

[B] Changes in the allowance for losses on notes receivable for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Balances, beginning of year	$1,286,500	$1,925,800	$1,463,300
Additions charged to expenses (deducted from notes receivable)	255,000	640,000	462,500
Deductions credited to expenses (added to notes receivable)	(275,000)	(90,000)
Amounts written-off against allowance	(700,000)	(1,189,300)

	566,500	1,286,500	1,925,800

Less amount included in assets of discontinued operations (2006) and assets held for sale (2005)	(316,500)	(336,500)

Balances for continuing operations, end of year	$250,000	$950,000	$1,925,800

6. Property, equipment and leaseholds:

Property, equipment and leaseholds, and total accumulated depreciation at December 31, 2006 and 2005, are as follows:

	2006	2005

Office equipment and furniture	$82,543	$3,100,759
Vehicles	15,000
Lab equipment	56,958
Computer software		617,173
Leasehold improvements		52,765
	154,501	3,770,697

HYDROGEN POWER, INC. AND SUBSIDIARIES

(FORMERLY EQUITEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

6. Property, equipment and leaseholds (continued):

	2006	2005

Less accumulated depreciation	(76,442)	(2,640,717)

	78,059	1,129,980
Less amount included in assets held for sale (2005)		(1,077,802)

	$78,059	$52,178

The amounts above include equipment under capital leases included in assets held for sale with a gross cost of approximately $302,000 at December 31, 2005, and accumulated depreciation of approximately $157,000 at December 31, 2005.

7.  Notes and loans payable and long-term debt:

Notes and loans payable and long-term debt at December 31, 2006 and 2005 consist of the following:

	2006	2005

Notes payable to individuals; interest rates ranging from 9% to 15%; interest payable quarterly; the notes are unsecured and matured on February 28, 2007 [A]	$2,108,000	$11,301,497

Note payable to a director (resigned January 2007); interest at 7%; unsecured and due March 31, 2007; currently in default (Note 10)	37,500

Convertible promissory notes; interest at 9.5%, net of discounts [B]		1,162,500

Notes payable to affiliates through common ownership of directors of the Company; interest at 10%; paid in February 2006		380,351

Convertible promissory notes; originally due November 2002; converted to common stock in 2006		185,000

Note payable to an officer of Chex; interest at 8%; unsecured; converted to common stock in 2006		14,344

Notes payable to officers of the Company; interest at 8%; unsecured; paid in 2006		220,000

Notes payable to third parties; interest at 6%, net of discount; paid in 2006		180,294

	2,145,500	13,443,986

Less amounts included in liabilities of discontinued operations	(2,108,000)	-

Current portion of long-term debt	$37,500	$13,443,986

HYDROGEN POWER, INC. AND SUBSIDIARIES

(FORMERLY EQUITEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

7.  Notes and loans payable and long-term debt (continued):

The weighted-average interest rates on short-term borrowings were 9.93%, 9.82% and 9.95% in 2006 2005 and 2004, respectively

Long-term debt:

	2006	2005

Convertible promissory notes; interest at 7% per annum; collateralized by all assets of Chex and the Company’s stock ownership in FFFC; due December 2007; net of discount of $115,921 and $765,833 at December 31, 2006 and 2005, respectively [C]	$1,577,713	$3,739,823

Convertible debentures; due in full December 2009; unsecured; net of discount of $20,419 [D]	29,581

Convertible promissory notes; interest at 5% [E]		200,000

Obligations under capital leases; imputed interest rates ranging from 6.5% to 7%; repaid in January 2006		84,247

	1,607,294	4,024,070
Less current maturities includes $84,427 in liabilities associated with assets held for sale (2005)	(1,577,713)	(1,915,647)

Long-term debt	$29,581	$2,108,423

[A]  These notes payable (the “Promissory Notes”) became due on February 28, 2007. FFFC renewed $283,000 of the Promissory Notes on the same terms and conditions as previously existed. In April 2007 FFFC, through a financial advisor, restructured $1,825,000 of the Promissory Notes (the “Restructured Notes”). The Restructured Notes carry a stated interest rate of 15% and mature on February 28, 2008. Of the Restructured Notes, $150,000 and $175,000, respectively, have 90 day and 120 day provisions, whereby the noteholder can request repayment. FFFC has received notice regarding these notes requesting repayment on July 2, 2007 and August 3, 2007, respectively.

The Chairman of the Board of FFFC has personally guaranteed up to $1 million of the Restructured Notes and two other non-related individuals each guaranteed $500,000 of the Restructured Notes. In consideration of their guarantees FFFC granted warrants to purchase a total of 1,600,000 shares of its common stock at an exercise price of $0.50 per share, expiring in March 2010. Additionally, in 2007 FFFC will compensate the financial advisor 2% of the Restructured Notes and issue 150,000 shares of FFFC common stock to the financial advisor.

[B]      In December 2004, FFFC closed on $1,774,064 of unsecured convertible promissory notes (the “Convertible Notes”) with various note holders (the “Holders”). The Convertible Notes carried a stated interest rate of 9.5% per annum, had a 9-month original term and were convertible at the Holders’ option, including any unpaid interest, into shares of FFFC common stock at $1.00 per share for a three-year period commencing on the due date. The Holders also received warrants to purchase 1,774,064 shares of FFFC common stock at an exercise price of $2.00 per share.

The proceeds from the Convertible Notes were allocated between the estimated fair value of the warrants and the beneficial conversion features based on their respective fair values. These warrants were valued at approximately $113,100 based upon the Company’s assumption that the market interest rate for a similar convertible note without the warrants and the beneficial conversion features would be approximately 18%. Therefore $113,100 of the total proceeds was allocated to the warrants. The beneficial conversion features were valued at $1,660,967, as the intrinsic value of the beneficial conversion features is limited to the total amount of the proceeds received, net of the amount allocated to the warrants. During 2006, FFFC repaid $1,012,500 of

HYDROGEN POWER, INC. AND SUBSIDIARIES

(FORMERLY EQUITEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

7.  Notes and loans payable and long-term debt (continued):

these Convertible Notes. In consideration of not meeting the original payment term on certain amounts, FFFC agreed to issue 200,000 shares of its common stock to the Holders.

In May 2006, FFFC and the Company negotiated a settlement regarding the remaining $150,000 of these Convertible Notes, whereby the Company issued 42,182 shares of its common stock to the Holders in exchange for payment of the Convertible Notes. The fair market value of the 42,182 shares of common stock issued by the Company was $212,155, and accordingly, $62,155 was recorded as a loss on debt extinguishment and is included in loss from discontinued operations in the consolidated statement of operations for 2006. The Company also issued warrants to purchase 21,091 shares of its common stock at $5.00 per share, expiring three years after the date of issuance. The warrants were valued at $73,882 based on the Black-Scholes option-pricing model, which was recorded as a loss on debt extinguishment and is included in loss from discontinued operations for 2006. Additionally, FFFC agreed to lower the exercise price of the warrants to purchase 300,000 shares of its common stock from $2.00 to $1.75 per share. As a result of this reduction in the exercise price, FFFC recognized an additional $26,400 of interest expense which is included in loss from discontinued operations in the consolidated statement of operations for 2006.

[C]  In March 2004, the Company closed on $5,000,000 of convertible promissory notes (the "Notes") with two financial institutions (the "Lenders"). The Notes carry a stated interest rate of 7% per annum and have a 45-month term. Interest only payments were due April 2004 through June 2004. Beginning in July 2004, principal and interest payments amortize over the remaining 42-month period. The Notes are senior to all other debt of the Company and are collateralized by all assets of Chex as defined in the security agreement. The Notes require the Company to maintain cash balances of 140% of the outstanding principal balance.

    The Notes are convertible into common stock of the Company at $6.885 per share up to an amount equal to 4.99% of the Company's outstanding common stock. The Company has the right to make any monthly payment of principal and interest in shares of its common stock. If the Company exercises its rights, the common stock is to be issued based on 85% (reduced to 80% in August 2006) of the average bid price for 20 trading days (reduced to the lower of the three or twenty days in August 2006) prior to the payment due date. The maximum number of shares that can be delivered as payment is to be equal to 10% of the average monthly trading volume for the month prior to the payment due date. The Company may also issue common shares each month in an amount not to exceed 10% of the prior month's total share volume as payment, to be applied to the outstanding principal balance up to a value of $100,000. For the years ending December 31, 2006 and 2005, the Company issued 265,524 and 207,230 shares of its common stock valued at $743,541 and $863,840, respectively, as partial payments for principal and interest to the Lenders, with the other portions paid in cash to the Lenders, resulting in full payment.

The Notes contain certain standard anti-dilution provisions requiring the Company to pay the Lenders as collateral, the pro-rata number of shares the Lenders would receive in any spin-off or dividend from the Company as if the remaining principal balance under the Note was fully converted at $6.885 per share.

The Lenders also received warrants to acquire up to 133,334 shares of the Company's common stock at an exercise price of $9.00 per share. The warrants are exercisable for a period of five years, and include a cashless exercise provision. These warrants were valued at $358,400 based upon the Black-Scholes option-pricing model, and therefore $358,400 of the total costs was allocated to the warrants, resulting in an imputed interest rate of 7.5%. In June 2004, the Company reduced the exercise price of these warrants to $7.65 per share. In August 2004, the Company reduced the exercise price of these warrants to $4.26 per share. As a result of the additional allocation resulting from these reductions in exercise price, the Company allocated an additional $102,800 to these warrants. The Company reduced the carrying value of the Notes by this amount and is amortizing the discount to interest expense over the 45-month term of the Notes. Accordingly, $126,456, $126,456 and $92,367 have been recorded as interest expense in the consolidated statement of operations during the years ended December 31, 2006, 2005 and 2004, respectively. In addition, warrants to acquire up to 50,000 shares of common stock of the Company, exercisable at $6.00 per share for a period of two years, were issued to an advisory firm in connection with the transaction. These warrants were valued at $164,700 based upon the Black-Scholes option-pricing model. The Company also paid cash of $320,000 for legal services and finders' fees in connection with the transaction. The Company recorded the value of these warrants and the cash paid as deferred loan costs and is amortizing these costs over the 45-month term of the Notes. Accordingly,

HYDROGEN POWER, INC. AND SUBSIDIARIES

(FORMERLY EQUITEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

7.  Notes and loans payable and long-term debt (continued):

$129,252, $129,252 and $107,710 are included in general and administrative expense in the consolidated statements of operations during the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006 and 2005, deferred loan costs were $129,252 and $258,504, respectively.

In contemplation of the Redemption Agreement (Note 1), on December 29, 2006, the Company obtained the consent of the Lenders to complete the transactions contemplated by the Redemption Agreement. Contemporaneously with receipt of the consent, the Company entered into a Note and Security Amendment Agreement (the “Amended Note”) dated December 29, 2006 with the Lenders, pursuant to which the Company agreed to amend certain terms of the Notes, including increasing the interest rate applicable to the Notes from 7% per annum to 10% per annum, resulting in an increase to the monthly payment amount of approximately $14,300. Additionally, the default interest rate increased from 10% to 13%.

In September 2005, the Company issued an aggregate of $1,500,000 of additional convertible promissory notes (the “Additional Notes”) to the Lenders. The notes had a stated interest rate of 10% and had a 24-month term. Interest only payments were due October 2005 through December 2005 and beginning in January 2006 monthly principal and interest payments of $78,157 were due over the remaining 21-month term. In addition to the collateral described in the Notes above, the Company pledged its shares of FFFC common stock. The principal balance of the notes, with accrued interest, was convertible at the option of the lender, at a conversion price of $5.50 (the market value of the Company’s common stock at the date the notes were issued was $5.66). This resulted in a beneficial conversion feature valued at $330,000 using the effective conversion price. The Company reduced the carrying value of the notes for this amount, with an offset to additional paid-in capital. The Company had the right, subject to certain limitations, to make any monthly payment of principal and interest in shares of its common stock. The common stock was to be issued based on 85% of the average bid price for 20 trading days prior to the payment due date. For the year ended December 31, 2006, the Company issued 204,183 shares of its common stock valued at $524,945 as partial payment of principal and interest to the Lenders, with the other portions being paid in cash, resulting in full payment. The Lenders also received warrants to purchase up to 125,000 shares of common stock at $6.00 per share for a five-year period. The proceeds from the notes were allocated between the estimated fair value of the warrants ($286,000), which was based upon the Black-Scholes option-pricing model, and the notes based on their relative fair values. As a result, the Company recorded the fair value of the warrants as a discount to the notes.

On December 29, 2006, in conjunction with the Consent, the Redemption Agreement and the Amended Note, the Company repaid the Lenders $754,953 in full satisfaction of the Additional Notes. The warrants and beneficial conversion feature were being amortized over the 24-month term of the Notes and accordingly, $523,456 and $92,624 has been recorded as additional interest expense for the years ended December 31, 2006 and 2005, respectively. In connection with these Additional Notes, the Company paid a 3% origination fee and $20,000 in closing costs. These costs were recorded by the Company as deferred loan costs and were being amortized over the 24-month term of the notes. Accordingly, $55,521 and $9,476 was expensed for the years ended December 31, 2006 and 2005, respectively. Due to the Additional Notes being paid-off prior to their original maturity date, the Company amortized the remaining value of the warrants, beneficial conversion feature and deferred loan costs in the 2006 costs above.

[D]  In December 2006, FFFC entered into a purchase agreement with two accredited investors for the issuance and sale of $50,000 of 10% unsecured convertible debentures in private transactions (the “Debentures”). FFFC received $45,000 from these transactions net of $5,000 of debt issuance costs, which will be amortized over the three-year term of the Debentures.

The Debentures are convertible at 75% of the average closing bid price per share of FFFC’s common stock for the twenty days immediately preceding the date of conversion. The Debentures cannot be converted until six months after the issuance date of each Debenture.

FFFC has determined that the conversion feature represents an embedded derivative. Since the Debentures are convertible into a variable number of shares upon conversion, the conversion feature is not considered to be conventional and therefore must be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments have been recorded as a liability in the consolidated balance sheet with the corresponding amount recorded as a discount to the Debentures (included in liabilities of

HYDROGEN POWER, INC. AND SUBSIDIARIES

(FORMERLY EQUITEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

7.  Notes and loans payable and long-term debt (continued):

discontinued operations). The change in the fair value of the derivative liability will be remeasured at each balance sheet reporting date with any difference recorded as other income (expense) in the consolidated statements of operations.

At December 31, 2006, FFFC revalued this derivative liability and reduced the previously recorded liability by $9,099 resulting in a recorded derivative liability of $11,521 at December 31, 2006. The $9,099 was included in loss from discontinued operations in the consolidated statement of operations

[E]  As of December 31, 2005, FFFC also had $200,000 of outstanding convertible promissory notes issued in June 2004. These notes carried interest at 5% per annum, and unless converted, were due in April 2007. The notes were convertible into shares of FFFC common stock at $0.10 per share based on certain criteria (which was deemed beneficial). The intrinsic value of the beneficial conversion feature was limited to the amount of proceeds received and therefore the conversion feature was determined to be $200,000. In May 2006, the Company negotiated a settlement regarding these convertible notes, whereby the Company issued 180,000 shares of its common stock. The fair market value of the 180,000 shares of common stock issued by the Company as of the date of the settlement was $870,000 and accordingly, an additional $670,000 was recognized as a loss on extinguishment of debt (included in loss from discontinued operations) for 2006. The settlement terms stipulate a price protection clause whereby FFFC, under certain circumstances, must reimburse the former debt holders if the market price of the Company common stock issued to them in the settlement is below $4.00 per share at the time they sell the stock.  As a result, FFFC has recorded a derivative liability due to the debt holders at December 31, 2006 of $450,000 and an expense of $450,000 for 2006, representing the difference between the market value of the common stock as of December 31, 2006 and the $4.00 stated in the settlement agreement. The $450,000 was recognized as a loss on extinguishment of debt for 2006 (included in loss from discontinued operations). Pursuant to the terms of the settlement agreement, the Company was required to file a registration statement covering the resale of these shares of common stock and to use its best efforts to cause the same to be effective on or before June 26, 2006. A Registration Statement was filed and declared effective by the SEC, but not until February 9, 2007. Accordingly, the Company recorded an expense and a liability of $43,067. The expense is included in loss on extinguishment of debt (included in loss from discontinued operations) for 2006, the liability is included in liabilities of discontinued operations at December 31, 2006.

Checks issued in excess of cash balance:

Prior to the Asset Sale, FFFC’s credit card cash advance and check cashing business resulted in differences between funds availability and funding commitments. These differences resulted in book deficits in select bank accounts, which did not have a right of offset, and which were classified as a liability at December 31, 2005, totaling $1,105,379.

8. Income taxes:

Income tax expense (benefit) for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006		2005	2004

Continuing operations:
Deferred:
Federal	$		$(1,712,000)	$(659,000)
State			(201,000)	(78,000)
Valuation allowance		482,000	(533,000)	1,644,000

		$482,000	$(2,446,000)	$907,000

Discontinued operations:
Current:
Federal
State		$5,913	$28,506	$48,889
		$5,913	$28,506	$48,889

HYDROGEN POWER, INC. AND SUBSIDIARIES

(FORMERLY EQUITEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

8. Income taxes (continued):

	2006	2005	2004

Deferred:
Federal	365,000	2,672,000	(1,729,000)
State	44,000	315,000	(201,000)
Valuation allowance	442,000	(1,874,000)	2,403,000
	851,000	1,113,000	473,000

	$856,913	$1,141,506	$521,889

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

The reconciliation between the expected tax expesne (benefit) computed at the federal statutory income tax rate of 34% and the effective tax rate applied to the pre-tax loss from continuing operations for the years ended December 31, 2006, 2005 and 2004, is as follows:

	2006	2005	2004

Statutory federal income tax rate	(34%)	(34%)	(34%)
State taxes, net of federal income tax benefit	(4%)	(4%)	(4%)
Cost incurred related to acquired technology, tradename and sub-license agreement	25%
Effect of change in valuation allowance	10%	(11%)	85%
Other	5%

	2%	(49%)	47%

The following is a summary of the Company's deferred tax assets and liabilities:

	2006	2005

Deferred tax assets (liabilities):
Allowance for loan losses	$95,000	$361,000
Compensation and other accruals		156,000
Deferred tax liabilities, credit card receivables	(50,000)	(50,000)
Net operating loss carryforwards	7,919,000	6,126,000
Total deferred tax assets, net	7,964,000	6,593,000
Valuation allowance	(7,964,000)	(6,593,000)

	$-	$-

Net deferred tax assets, included in assets of discontinued operations (2006) and assets held for sale and liabilities associated with assets held for sale (2005)	$-	$1,333,000

The Company's valuation allowance increased approximately $1,813,000 during the year ended December 31, 2006.

Net operating loss carryforwards of approximately $24,309,000 are available to offset future taxable income, if any, and expire between 2016 and 2026. The net operating loss carryforwards may be subject to certain limitations due to business acquisitions and other transactions.

9. Related party transactions:

Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

HYDROGEN POWER, INC. AND SUBSIDIARIES

(FORMERLY EQUITEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

9. Related party transactions (continued):

Retirement Bonus Agreement and Release:

As a result of the merger in September 2006, whereby Old HPI merged with and into the Company and the Company remaining as the surviving corporation, the position of president and chief executive officer (the “Officer”) of Old HPI was eliminated. Pursuant to provisions of an executive severance agreement between the Officer and Old HPI entered into prior to the merger, upon termination the Officer was entitled to a severance payment equal to her annual salary and bonus for a period of two years. In lieu of the severance payment under the executive severance agreement, the Company agreed to, pursuant to the terms of a Retirement Bonus Agreement and Release (the “Agreement”) dated March 7, 2007, a one-time payment of $750,000 for the elimination of the position. This amount was originally advanced in the form of a loan in November 2006 and is included in corporate selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2006. Pursuant to the terms of the Agreement, the Officer released the Company from certain claims against the Company arising from their employment while preserving the Officer’s rights to indemnification by the Company as may be provided by the Company’s Articles of Incorporation, Bylaws or Delaware General Corporation Law.

Bonus to officer of the Company:

In 2003, the Company’s Board of Directors approved a bonus arrangement with the Company’s president. The bonus arrangement, effective June 2, 2003, provided for an annual bonus calculated quarterly based on 5% of the increase in the market value of the Company's common stock, accrued quarterly, beginning with the closing price as reported by Nasdaq on December 31 of each year, and ending with the closing price on December 31 of the following year. Payments under the bonus arrangement were to be made at the discretion of the Company's management from time to time, as cash flow permitted. The officer resigned January 2, 2007. The following table summarizes the activity for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Beginning balance	$409,970	$525,914	$1,281,014
Bonus earned		537,556
Cash amounts paid		(398,000)	(755,100)
Issuance of common stock (Note 12)	(409,970)	(255,500)

Ending balance	$-	$409,970	$525,914

Other transactions with officers and directors:

In February 2006, the Company entered into an agreement with KN Consulting, a company owned by John Martin, a director (effective January 2007 director of the Company, director of Old HPI for 2006 through September), to purchase technical and management advisement on engineering programs and prototype development for a fixed cost of $7,500 per month. The agreement is on a month-to-month basis and $75,000 is included in research and development costs in the consolidated statement of operations for the year ending December 31, 2006.

On December 29, 2006, the Company entered into a consulting agreement (the “Consulting Agreement”) with HF Services, LLC (“HF Services”). HF Services is owned by Henry Fong, who at the time of the Consulting Agreement was entered into, was a director of the Company. Pursuant to the Consulting Agreement, HF Services will assist the Company in securities matter and compliance with applicable securities rules and regulations. The Consulting Agreement has a one-year term and provides for a $20,000 per month fee.

In September 2005, we initiated an assignment of $360,000 in promissory notes to a corporation that is owned by a former director, Michael S. Casazza, in exchange for a promissory note to the corporation that was due December 9, 2005, and which carried annual interest at 10%. These assigned notes were originally 90-day notes bearing interest rates ranging from 22% to 24% per annum and also required an origination fee of between 5 ½% to 6% to be paid along with principal and accrued interest on the due date. All of the aforementioned notes were repaid in February 2006.

HYDROGEN POWER, INC. AND SUBSIDIARIES

(FORMERLY EQUITEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

10. Commitments and contingencies:

Board of Director’s compensation:

In September 2006, the Board of Directors of the Company approved a compensation plan for its directors, which included a one-time payment of approximately $30,000 in the aggregate, to the three independent directors of the Company. The plan also authorized an annual fee to be paid to each of the three independent directors of $12,240 effective January 1, 2006. The Board of Directors also approved the issuance of 225,000 stock options to the independent directors in the aggregate, for services performed (Note 12).

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

Sub-license agreement:

As discussed in Note 1, Old HPI entered into a sub-license agreement (the “SL Agreement”) with GHTI (a related party) in 2004. The SL Agreement included substantially all the rights of the original underlying license agreement between GHTI and UBC. The SL Agreement gives the Company exclusive rights to use the Hydrogen Now technology developed by UBC and any improvements and to market, manufacture and distribute products using the technology in the United States, Mexico, and Central and South America. The SL Agreement also gives the Company non-exclusive rights to market and distribute products using the technology and any improvements in Canada and to use any trademarks, service marks, or logos associated with the technology in the United States, Canada, Mexico and Central and South America.

The SL Agreement is effective, with certain provisions for early termination, for as long as the underlying license agreement is in effect. The underlying license agreement is effective through the latest expiration date of the patents that are the subject of the licensed technology. At present, the latest patent expiration date is February 2021. GHTI acquired the license with UBC under a royalty arrangement and is not currently in default under its license agreement with UBC.

Amounts owed under the SL Agreement with GHTI are non-interest bearing. The obligation was originally stated at its net present value of $2,615,200 using an effective interest rate of 6%. Remaining minimum payments required under the SL Agreement are as follows for the years ending December 31:

	Total	Amount representing interest	Principal amount due

2007	$ 387,903	$ 58,129	$ 329,774
2008	666,667	53,987	612,680

	$ 1,054,570	$ 112,116	$ 942,454

Included in interest expense in the 2006 consolidated statement of operation from March 14, 2006 (the date of the acquisition of HPI) is $40,241 related to this obligation.

Operating leases:

The Company subleases its Seattle lab and office facilities under a non-cancelable operating lease for approximately $7,200 per month through January 2007, increasing to approximately $7,300 per month through January 2008, at which time the lease expires. Pursuant to this lease, the Company is also required to pay its pro-rata share of taxes, operating expenses and improvement costs. In December 2006 the Company signed a one year lease for approximately $1,800 per month for an apartment that was also being utilized as corporate offices.

HYDROGEN POWER, INC. AND SUBSIDIARIES

(FORMERLY EQUITEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

10. Commitments and contingencies (continued):

Operating leases (continued):

Beginning February 2007, FFFC began leasing office space in West Palm Beach, Florida, its corporate headquarters for approximately $2,900 per month. This lease expires January 2010 and increases by approximately 5% February 1, 2008 and 2009. Pursuant to this lease, FFFC is also required to pay its pro-rata share of taxes, operating expenses and improvement costs.

Future minimum lease payments due under non-cancelable operating leases as of December 31, 2006, including the FFFC lease above are as follows:

Year ending December 31,	Amount

2007	$ 139,000
2008	44,000
2009	38,000
2010	3,000

$ 224,000

Rent expense for the years ending December 31, 2006, 2005 and 2004 was approximately $223,000, $195,000 and $283,000, respectively.

  Consulting agreements:

In February 2006, FFFC entered into a consulting agreement with a financial advisor (a former officer of FFFC) to provide assistance to FFFC in the placement of debt or equity financing with prospective investors. The term of the agreement is for three years, but can be terminated at any time by either party with 60 days notice. The advisor is compensated during the term of the consulting agreement as the advisor is deemed successful in completing debt or equity financings for or on behalf of FFFC. During 2006, the financial advisor assisted FFFC in restructuring and or obtaining approximately $4,500,000 of investor notes. Pursuant to the agreement, the advisor was paid $134,972 and received 75,000 shares of the Company’s common stock. The shares were valued at $224,215 and are included in loss from discontinued operations in the consolidated statement of operations for the year ended December 31, 2006.

In addition, the advisor received warrants to purchase up to 436,206 shares of FFFC’s common stock at an exercise price of $1.00 per share. The warrants were valued at $355,000 based upon the Black-Scholes option-pricing model which is included in loss from discontinued operations in the consolidated statement of operations for the year ended December 31, 2006.

In conjunction with the Asset Sale, a FFFC director and officer (the “Director”) (resigned January 2007) signed a five-year non-compete agreement with the buyer and also signed a release, waiving his right to any future commissions that he was previously entitled to. FFFC agreed to compensate the Director $100,800 annually, over the five-year term of the non-compete agreement. Such compensation is to be applied to reduce the loan and interest receivable from the Director (see Note 12). If the Director breaches his non-compete agreement, the Director is no longer entitled to compensation and will be liable for any amount remaining on the loan. Accordingly, FFFC expensed $92,400 for the year ended December 31, 2006 (included in loss from discontinued operations in the consolidated statement of operations) and the interest and note receivable was reduced by $92,400.

On July 31, 2006, the Company entered into a consulting agreement with a third party to provide financial services. Under the consulting agreement, which has a term of one year, the financial advisor received 300,000 shares of the Company’s common stock. The 300,000 shares were valued at $555,000 or $1.85 per share (the market price of the common stock on the date of the agreement). The cost of the services is being amortized on a straight-line basis as earned over the one year term of the agreement. Accordingly, approximately $135,000 for the year ended December 31, 2006 is included in corporate selling, general and administrative expense in the consolidated statement of operations. Pursuant to the consulting agreement, the advisor is required to provide strategic corporate advice relating to potential mergers, acquisitions and dispositions and other corporate transactions, including such services provided to the Company with respect to its acquisition of Old HPI, reasonably requested by the Company from time to time

HYDROGEN POWER, INC. AND SUBSIDIARIES

(FORMERLY EQUITEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

10. Commitments and contingencies (continued):

Consulting agreements (continued):

during the term of the consulting agreement. The Company allocated $227,162 of the value assigned to the services to the acquisition of Old HPI.

On July 31, 2006 the Company entered into a consulting agreement with a third party to provide financial services to the Company. Pursuant to the agreement, which has a term of one year, the Company issued 40,000 shares of common stock and a warrant to purchase 150,000 shares of common stock at an exercise price of $1.98 per share, expiring three years from the date of issuance. The 40,000 shares of common stock were valued at $74,000 or $1.85 per share (the market price of the common stock on the date of the agreement). The warrant to purchase 150,000 shares of common stock was valued at $201,600 based upon the Black-Scholes option-pricing model. The cost of the services is being amortized on a straight-line basis as earned over the one year term of the agreement. Accordingly, approximately $115,000 for the year ended December 31, 2006 is included in corporate selling, general and administrative expense in the consolidated statement of operations.

11. Redeemable preferred stock:

Series K convertible preferred stock:

In August 2005, the Company issued 3,055 shares of 6% Series K convertible preferred stock (the “Series K Preferred Stock”) along with warrants to purchase 175,000 shares of common stock in exchange for all outstanding shares of Series G and I preferred stock (Note 12). The Company reduced the carrying value of the Series K preferred stock by the relative fair value of the warrants ($355,000), which was based on the Black-Scholes option-pricing model, with an offset to additional paid-in capital. The Series K Preferred Stock is convertible at the holder’s option at any time through June 2009 into shares of the Company’s common stock at a conversion price equal to the lesser of (i) $2.75 per share and (ii) 65% of the 5 day average closing bid price of the Company’s common stock as specified in the agreement, provided that the percentage of the 5 day average closing bid price shall increase to 75% upon the occurrence of certain events. The holder of each share of the Series K preferred stock is entitled to cumulative dividends at 6% per annum, payable quarterly, with an 18% dividend default rate. Dividends are payable in cash or shares (at market value) of the Company’s common stock. The beneficial conversion feature was valued at $2,277,000 using the effective conversion price. As a result, the Company reduced the carrying value of the Series K Preferred Stock for this amount with an offset to additional paid-in capital. The warrants and beneficial conversion feature are being accreted over the four-year term of the Series K Preferred Stock, and as a result, loss applicable to common stockholders was increased by $428,000 and $219,300 for the years ended December 31, 2006 and 2005, respectively. During the year ended December 31, 2006, based on the conversion of an aggregate shares of 2,099 Series K, the Company accreted $1,706,000, with an offset to additional paid-in capital. In January 2007 the remaining 445 shares of Series K Preferred Stock, plus the unpaid dividends, were converted to an aggregate of 483,253 shares of common stock of the Company, at a conversion price of $0.97 for the 445 shares of Series K Preferred Stock and cumulative unpaid dividends of $36,490 (accrued at December 31, 2006) were converted at $1.49 per share.

Due to the terms and conditions of the Series K Preferred Stock, which may require redemption which is outside the control of the Company, the Series K Preferred Stock is not included in stockholders’ equity (deficiency) at December 31, 2006 and 2005. During 2006, 2,099 shares of the Series K Preferred Stock, plus cumulative unpaid dividends of $124,064, were converted into 1,907,128 shares of common stock of the Company, at conversion prices ranging from $0.99 to $2.75 for the 2,099 shares of Series K Preferred Stock and $1.59 to $5.13 for the unpaid dividends. During 2005, 511 shares of Series K Preferred Stock, plus cumulative unpaid dividends of $4,329 were converted into 186,777 shares of common stock at a conversion price of $2.75 for the 511 shares of Series K Preferred Stock and an average of $5.59 for the unpaid dividends.

HYDROGEN POWER, INC. AND SUBSIDIARIES

(FORMERLY EQUITEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

12. Stockholders’ equity (deficiency):

Notes, interest and stock subscription receivables:

At December 31, 2006 and 2005, notes and interest receivable from a director and officer (resigned January 2007) of FFFC of $454,966 and $547,002 is presented as a reduction in stockholders’ equity (deficiency) based on management’s evaluation of repayment intentions. The notes are due on demand and FFFC is no longer accruing interest on these notes due to uncertainty as to collection. Pursuant to a consulting agreement between FFFC and the officer, all compensation earned under the consulting agreement will be applied to this receivable (see Note 10).

In August 2004, FFFC issued 40,000 shares of FFFC common stock to a convertible note holder in exchange for a stock subscription receivable. In February 2005, 15,000 of the shares were returned to FFFC, reducing the stock receivable to $135,000. The $135,000 was written-off during the second quarter of 2006 in conjunction with the Settlement Agreement with the convertible noteholders discussed in Note 7.

Issuances of common stock:

2006 issuances:

During the year ended December 31, 2006, the Company issued 469,707 shares of its common stock to third parties valued at $1,526,142 as payment on long-term convertible debt and accrued interest of $1,268,486 as discussed in Note 7. The stock was issued at 80% to 85% of market value of the common stock and accordingly, the Company recorded the additional amount paid of $257,656, as a reduction to equity for the year ended December 31, 2006.

During the year ended December 31, 2006, the Company issued 203,288 shares of its common stock to third parties to satisfy convertible promissory notes, promissory notes and accrued interest aggregating $467,642. The stock issued was valued at $580,869, (representing approximately a 20% discount to the ten day average market price of the common stock prior to the conversion).

During the year ended December 31, 2006, the Company issued 357,307 shares of its common stock valued at $1,600,487 to satisfy $730,861 of convertible notes and other liabilities of FFFC. The stock was issued at approximately 85% of market value, and accordingly, the Company recorded an additional expense of $869,626 (included in loss from discontinued operations in the consolidated statement of operations) for the year ended December 31, 2006.

During the year ended December 31, 2006, the Company issued 60,000 shares of its common stock and warrants to purchase 60,000 shares of the Company’s common stock to third parties in conjunction with a private placement. The warrants have a term of three years and an exercise price of $5.00. The Company received proceeds of $240,000 in the private placement.

During the year ended December 31, 2006, the Company issued 28,179 shares of its common stock valued at $66,606 in consideration of not meeting the due date on a promissory note. Accordingly, $66,606 is included in interest expense in the consolidated statement of operations for the year ended December 31, 2006.

During the year ended December 31, 2006, the Company issued 70,000 shares of its common stock upon the exercise of warrants to purchase 70,000 shares of common stock. The Company received proceeds of $105,000 upon the exercise.

During the year ended December 31, 2006, the Company issued 492,123 shares of its common stock valued at $782,421 (based on the market value of the common stock on the date of settlement) to satisfy $676,705 of accounts, notes, interest and accrued wages payable. Certain shares of the stock were issued at up to a discount of 15% of the market value of the common stock, resulting in an excess of $105,716, which is included in corporate, selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2006.

Other issuances of common stock of the Company in 2006 are disclosed in Notes 1, 7, 9, 10 and 11.

HYDROGEN POWER, INC. AND SUBSIDIARIES

(FORMERLY EQUITEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

12. Stockholders’ equity (deficiency) (continued):

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

During the year ended December 31, 2005, the Company issued 130,142 shares of common stock to a third party in exchange for their assumption of the Company and Key accounts payable of $553,840 at an average price of $4.26 per share, the market price of the common stock at the date of conversion. In addition, the Company and Key converted notes and interest payable of $161,209 due to the original third party creditors into 43,935 shares of common stock at a conversion price of $3.67 per share, the market price of the common stock at the date of conversion. Lastly, the Company issued 16,015 shares of common stock for legal services valued at $78,866 at an average conversion price of $4.92 per share, the market price of the common stock at the date of conversion.

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

Treasury stock transactions:

2006 transactions:

In March 2006, the Company issued 1,200,000 shares of its common stock to FFFC in full satisfaction of notes, advances and interest payable that the Company and Denaris owed FFFC and Chex. The value assigned to the shares of $6,144,000 was based on the market price of the Company’s common stock on the date of settlement.

HYDROGEN POWER, INC. AND SUBSIDIARIES

(FORMERLY EQUITEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

12. Stockholders’ equity (deficiency) (continued):

Treasury stock transactions (continued):

2006 transactions (continued):

In December 2006, the Company issued 300,000 shares of its common stock to FFFC in exchange for an account receivable from FFFC. The shares were valued at $450,000 (the approximate market price of the Company’s common stock on the date of issuance). FFFC plans on distributing these shares in satisfaction of accrued liabilities.

During the year ended December 31, 2006, FFFC purchased 41,858 shares of the Company’s common stock from a third party for $192,299 or $4.59 per share (the market price of the Company’s common stock on the purchase dates). The cost of the shares has been added to treasury stock.

2005 transactions:

During the year ended December 31, 2005, Chex sold 82,308 shares of common stock of the Company for $220,329 or $2.68 per share (the market price of the common stock at the date of sale). The stock was acquired at an average cost of approximately $3.57 per share and the cost of the shares sold ($293,583) has been removed from treasury stock. The difference between the sales price and cost of the shares sold ($73,254) has been classified as a reduction of additional paid-in capital.

2004 transactions:

During the year ended December 31, 2004, Chex sold 228,050 shares of common stock of the Company for approximately $919,514 or $4.03 per share (the market price of the common stock at the date of sale). The stock was acquired at an average cost of approximately $3.27 per share and the cost of the shares sold ($745,247) has been removed from treasury stock. The difference between the sales price and cost of the shares sold ($174,267) has been classified as additional paid in capital.

During the year ended December 31, 2004, Chex purchased 17,250 shares of the Company’s common stock for $113,625 or $6.59 per share (the market price of the Company's common stock on the purchase date). The cost of the shares has been added to treasury stock.

During the year ended December 31, 2004, Chex distributed 7,500 shares of the Company’s common stock to third parties for services rendered to the Company. Accordingly, the Company has recorded an expense of $50,750 or approximately $6.77 per share (the market price of the common stock on the distribution date).

Stock options and warrants:

Stock options:

A summary of the status of stock options outstanding and exercisable and weighted average exercise prices is as follows:

	2003 Plan		2005 Plan		Total
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares (1)	price (1)

January 1, 2004	228,916	$ 5.04			526,650	$ 22.50
Granted	333,334	5.10	-		333,334	5.10
Forfeited	-		-		(168,500)
Exercised	(68,700)	4.08	-		(68,700)	4.08

HYDROGEN POWER, INC. AND SUBSIDIARIES

(FORMERLY EQUITEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

12. Stockholders’ equity (deficiency) (continued):

Stock options and warrants (continued):

Stock options (continued):

	2003 Plan		2005 Plan		Total
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares (1)	price (1)

December 31, 2004	493,550	5.22			622,784	10.56
Granted	-		-
Forfeited	-		-		(127,567)
Exercised	(8,584)	4.08	-		(8,584)	4.08

December 31, 2005	484,966	5.23			486,633	5.34
Granted	-		447,500	$ 1.64	447,500	1.64
Forfeited	-		-		(1,667)	(36.00)
Exercised	-		-		-

December 31, 2006	484,966	$ 5.23	447,500	$ 1.64	932,466	$ 3.51

All options outstanding at December 31, 2006 are exercisable and expire from May 2008 through September 2011.

The exercise prices of all options outstanding at December 31, 2006 were in excess of the market price of the Company’s common stock at that date and thus there is no intrinsic value.

(1)
Total shares and the calculation for the weighted average exercise price for the year ended December 31, 2004 include 14,400 options outstanding from the 1993 Option Plans with an exercise price of $18.00. There had been no changes in the number of options issued under the 1993 Option Plans during the year ended December 31, 2004. The 14,400 options expired in 2005. Also included in the total shares and the calculation for the weighted average exercise price for the years ended December 31, 2004 and 2005 are 114,834 and 1,667 options outstanding, respectively, from the 1999 Option Plan, with a weighted average exercise price of $32.58 (2004) and $36.00 (2005). In 2005 and 2006, 113,167 and 1,667 options issued under the 1999 Option Plan expired, respectively.

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of options as of December 31, 2006.

	Number	Weighted	Weighted
Exercise	Of options	average	Average
price range	Outstanding	exercise price	remaining life

$1.60 - $2.00	447,500	$1.64	4.73
$4.08 - $6.18	484,966	$5.23	2.20

	932,466	$3.51	3.41

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

HYDROGEN POWER, INC. AND SUBSIDIARIES

(FORMERLY EQUITEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

12. Stockholders’ equity (deficiency) (continued):

Stock options and warrants (continued):

Stock options (continued):

In December 2005, the Company adopted the 2005 Stock Option Plan (the “2005 Plan”). The 2005 Plan was approved by the Company’s stockholders at the 2005 Annual Meeting of Stockholders. The purpose of the plan is designed to attract, retain and motivate employees, directors and consultants. Incentives may consist of opportunities to purchase or receive shares of the Company’s common stock. The number of shares of common stock which may be issued under the 2005 Plan is not to exceed 1,400,000 shares of common stock. During 2006 and 2005 the Company issued an aggregate of 267,341 shares of common stock from the 2005 Plan and granted five-year options to purchase 447,500 shares of common stock to directors, officers, employees and consultants. The options have exercise prices between $1.60 and $2.00 (the market price of the common stock on their respective grant dates). The options were valued at an aggregate value of $649,138 based on the Black-Scholes option pricing model and are included in corporate, selling, general and administrative in the consolidated statement of operations for the year ended December 31, 2006, as they vested immediately upon issuance. As of December 31, 2006, there are 685,159 shares reserved for future issuance.

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

There were no grants of stock options in 2005.

Warrants:

A summary of the status of common stock warrant transactions for the years ending December 31, 2006, 2005 and 2004 are as follows:

		Weighted
		average
	Shares	exercise price
Outstanding at January 1, 2004	1,354,207	$ 23.32
Granted	183,333	4.74
Exercised	(63,096)	1.62
Forfeited	(824,141)	31.14

Outstanding at December 31, 2004	650,303	10.02
Granted	6,988,075	4.68
Exercised	(318,024)	2.74
Forfeited	(23,954)	13.03

Outstanding at December 31, 2005	7,296,400	5.11
Granted	1,932,841	2.87
Exercised	(70,000)	1.50
Forfeited	(6,176,466)	5.07

Outstanding at December 31, 2006	2,982,775	$ 3.14

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of warrants as of December 31, 2006.

HYDROGEN POWER, INC. AND SUBSIDIARIES

(FORMERLY EQUITEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

12. Stockholders’ equity (deficiency) (continued):

Stock options and warrants (continued):

Warrants (continued):

Exercise price range	Number of warrants outstanding	Weighted average exercise price	Weighted average remaining life
$1.50 - $3.00	2,407,938	$2.65	1.10
$3.01 - $4.50	136,666	$4.13	1.13
$5.00 - $6.00	435,671	$5.41	1.26
$27.30	2,500	$27.30	.06

	2,982,775	$3.14	1.17

2006 transactions:

During the year ended December 31, 2006, the Company issued warrants to purchase 66,750 shares of the Company’s common stock to noteholders as part of a settlement for a period of three years at exercise prices of $2.00 and $4.71 per share. The market prices as of the date of the issuances ranged from $3.22 to $5.15. These warrants were valued at $224,972 based on the Black-Scholes option pricing model and are included in corporate general, selling and administrative expense in the consolidated statement of operations for the year ended December 31, 2006.

During the year ended December 31, 2006, the Company issued warrants (to FFFC convertible noteholders as part of a settlement) to purchase 21,091 shares of the Company’s common stock for a period of three years at an exercise price of $5.00 per share (the market price of the common stock on the date the terms of the settlement were reached). These warrants were valued at $73,882 based on the Black-Scholes option pricing model and are included in loss from discontinued operations in the consolidated statement of operations for the year ended December 31, 2006.

During the year ended December 31, 2006, the Company reduced the exercise price of warrants to purchase 513,333 shares of common stock from a range of $4.50 to $6.00 to a range of $1.50 to $2.00 and extended the terms for five years. The repriced and extended warrants were valued at $182,182 in excess of the remaining value of the original warrants at the date of the modifications based on the Black-Scholes option-pricing model. Accordingly, $182,182 is included in interest expense in the consolidated statement of operations for the year ended December 31, 2006.

In March 2006, in conjunction with the Old HPI acquisition, the Company issued warrants to purchase 1,600,000 shares of the Company’s common stock for a one year period, at an exercise price of $3.00 per share. The warrants were valued at $4,246,400 based on the Black-Scholes option pricing model and are included as part of the purchase price of Old HPI.

In September 2006, the Company lowered the exercise price of the warrants to purchase 362,666 shares of common stock that were issued in 2005 in conjunction with a private placement from $5.50 to $1.50 per share for those warrant holders who cared to exercise their warrants prior to September 29, 2006. As an additional incentive for the warrant holders to exercise their warrants, the Company authorized the issuance of one new warrant to purchase one share of the Company’s common stock for each two shares issued upon exercise of the original warrant. Warrants to purchase 70,000 shares of common stock were exercised and accordingly, the Company issued warrants to purchase 35,000 shares of common stock with an exercise price of $2.25 per share, expiring five years from the date of issuance. The warrants were valued at $44,450 based on the Black-Scholes option-pricing model and are included in corporate general, selling and administrative expense in the consolidated statement of operations for the year ended December 31, 2006.

2005 transactions:

During the year ended December 31, 2005, the Company extended the term of certain warrants. As a result of the modification, the Company recognized an additional $138,573 of expense for the year ended December 31, 2005.

HYDROGEN POWER, INC. AND SUBSIDIARIES

(FORMERLY EQUITEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

12. Stockholders’ equity (deficiency) (continued):

Stock options and warrants (continued):

Warrants (continued):

2004 transactions:

In March 2004, the Company issued warrants to acquire up to 133,333 shares of common stock at an exercise price of $9.00 to the Lenders of the $5 million convertible promissory notes (Note 7). These warrants were valued at $358,400 based upon the Black-Scholes option-pricing model. In June 2004 the Company reduced the exercise price of these warrants to $7.65 per share. In August 2004, the Company reduced the exercise price of these warrants to $4.26 per share. As a result of the additional allocation resulting from these reductions in exercise price, the Company allocated an additional $102,800 to these warrants. In addition, warrants to acquire up to 50,000 shares of common stock exercisable at $6.00 per share for a period of two years were issued to an advisory firm in connection with the convertible notes. These warrants were valued at $184,200 based upon the Black-Scholes option-pricing model.

During the year ended December 31, 2004, in conjunction with various private placements, the Company issued warrants to purchase 198,529 shares of common stock at prices ranging from $3.00 to $6.00 per share.

The fair value of each warrant granted during 2006, 2005 and 2004 was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were utilized:

	2006	2005	2004

Expected dividend yield	0	0	0
Expected stock price volatility	111%	111%	99%
Risk-free interest rate	2.0%	2.0%	2%
Expected life of warrants	1 year	1 year	2 years
Weighted average fair value on grant date	$2.51	$0.28	$1.85

13. Selected quarterly financial data (unaudited):

Selected unaudited quarterly financial data for the years ended December 31, 2006 and 2005 after retroactive restatement (in 2005 only) for discontinued operations is summarized below.

	2006
	First	Second	Third	Fourth
	quarter	quarter	Quarter	Quarter
Revenues from continuing operations	$36,289	$31,079	$30,363	$28,601
Loss from continuing operations	(1,551,399)	(2,151,050)	(2,637,831)	(20,779,628(c))
Gain (loss) from discontinued operations (a)	1,230,206(b )	(1,231,121)	(313,009)	195,029
Net loss (a)	(321,193)	(3,382,171)	(2,950,840)	(20,584,599(c))
Accretion of preferred stock and deemed dividends	(725,300)	(199,700)	(863,000)	(453,700)
Net loss applicable to common shareholders (a)	(1,046,493)	(3,581,871)	(3,813,840)	(21,038,299(c))
Basic and diluted loss per common share (a)	(0.11)	(0.31)	(0.30)	(1.78)
Loss from continuing operations per common share (a)	(0.25)	(0.20)	(0.27)	(1.76)
Income (loss) from discontinued operations per common share	.14	(0.11)	(0.03)	0.02

HYDROGEN POWER, INC. AND SUBSIDIARIES

(FORMERLY EQUITEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

13. Selected quarterly financial data (unaudited) (continued):

	2005 (d)
	First	Second	Third	Fourth
	quarter	Quarter	quarter	Quarter
Revenues from continuing operations	$72,804	$45,774	$40,995	$37,326
(Loss) income from continuing operations	(637,358)	(2,443,645)	(1,151,177)	1,641,747
Loss from discontinued operations	(1,219,635)	(1,383,298)	(1,251,287)	(2,397,584)
Net loss	(1,856,993)	(3,826,943)	(2,402,464)	(755,837)
Preferred stock beneficial conversion feature, deemed dividends and other transactions	(55,370)	(57,830)	(425,366)	(93,522)
Net loss applicable to common shareholders	(1,912,363)	(3,884,773(e ))	(2,827,830)	(849,359(f ))
Basic and diluted loss per common share	(0.32)	(0.61)	(0.39)	(0.07)
(Loss) income from continuing operations per common share	(0.12)	(0.39)	(0.22)	0.26
Loss from discontinued operations per common share	(0.20)	(0.22)	(0.17)	(0.33)

(a)
Includes adjustments of approximately $279,000, $133,000 and $31,000, respectively, to increase income tax expense during the first, second and third quarters of 2006. These adjustments were not reflected in the Company’s quarterly reports and therefore the correction was made in the fourth quarter of 2006.

(b)	Includes $4,145,835 recorded as gain from Asset Sale.

(c)	Includes $19,316,074 expense of acquired technology, trade name and sub-license agreement.

(d)	Certain amounts have been reclassified to confirm with the 2006 presentation and may differ from previously reported 2005 classifications.

(e)	Includes $1,596,111 recorded as an impairment of a note receivable related to iGames litigation and settlements.

(f)	Includes $1,333,000 recorded as a deferred tax benefit.