Form 10-Q
period 2007-03-31
HYDROGEN POWER INC
filed 2007-06-18
CIK 716101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

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

201 ELLIOTT AVENUE, SUITE 400
SEATTLE, WASHINGTON 98119
(Address of principal executive offices) (Zip code)

(206) 223-0506
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

Number of shares of common stock outstanding at June 13, 2007: 29,357,444

HYDROGEN POWER, INC.

(FORMERLY KNOWN AS EQUITEX, INC.)

PART I	FINANCIAL INFORMATION		Page

	Item 1.	Financial statements:

		Condensed consolidated balance sheets - March 31, 2007 (unaudited) and December 31, 2006	2 - 3

		Condensed consolidated statements of operations- three months ended March 31, 2007 and 2006 (unaudited)	4

		Condensed consolidated statement of changes in stockholders' equity (deficiency) - three months ended March 31, 2007 (unaudited)	5

		Condensed consolidated statements of cash flows - three months ended March 31, 2007 and 2006 (unaudited)	6 - 7

		Notes to condensed consolidated financial statements (unaudited)	8 - 19

	Item 2.	Management's discussion and analysis of financial condition and results of operations	20 - 24

	Item 3.	Quantitative and qualitative disclosures of market risk	25

	Item 4.	Disclosure controls and procedures	26

PART II	OTHER INFORMATION

	Item 1.	Legal proceedings	26

	Item 1A.	Risk Factors	26

	Item 2.	Changes in securities and use of proceeds	26

	Item 3.	Defaults upon senior securities	26

	Item 4.	Submission of matters to a vote of security holders	26

	Item 5.	Other information	26

	Item 6.	Exhibits	26

	Signatures		27

HYDROGEN POWER, INC.

(FORMERLY EQUITEX, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,282,067	$3,121,436
Cash held in trust	64	457,564
Prepaid expenses and other	374,617	568,093
Receivables, net		230,944
Assets of discontinued operations		140,213

Total current assets	2,656,748	4,518,250

Goodwill (Note 1)	6,648,381
Investment in equity-method investee	1,322,074
Property, equipment and leaseholds, net	64,727	78,059
Notes and interest receivable, net		304,575
Other assets		29,685

	8,035,182	412,319

	$10,691,930	$4,930,569

(Continued)

HYDROGEN POWER, INC.

(FORMERLY EQUITEX, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31,	December 31,
	2007	2006
	(unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Accounts payable, including related parties of $30,401 (2007) and $18,867 (2006)	$339,965	$246,411
Current portion of sub-license fee payable to related party (Note 5)	942,454	329,774
Accrued expenses and other liabilities, including related party accruals of $52,555
(2007) and $37,555 (2006)	214,222	1,232,833
Notes and loans payable, related parties (Note 4)	37,500	37,500
Current portion of long-term debt (Note 4)	1,311,362	1,577,713
Liabilities of discontinued operations		2,670,081
Derivative liabilities		461,521

Total current liabilities	2,845,503	6,555,833

Sub-license fee payable to related party, net of current portion (Note 5)		612,680
Long-term debt, net of current portion (Note 4)		29,581

Total long-term liabilities		642,261

	2,845,503	7,198,094

Commitments and contingencies (Notes 4, 5 and 6)

Redeemable preferred stock (Note 6):
Series K convertible, 6% stated value $1,000 per share; $0.01 par value; 3,100 shares authorized ; 0 shares (2007) and 445 shares (2006) issued and outstanding, net of
discount of $278,700 (2006)		166,300

Stockholders' equity (deficiency) (Note 7):
Preferred stock, Series L convertible; $0.01 par value; 300,000 shares authorized, issued and outstanding 100,000 (2007) and 300,000 (2006); liquidation
preference $1,000 (2007) and $3,000 (2006)	1,000	3,000
Common stock, $0.01 par value; 50,000,000 shares authorized; 29,363,002 shares
(2007) and 16,262,571 shares (2006) issued; 29,357,444 shares (2007) and
14,710,976 shares (2006) outstanding	293,631	162,626
Additional paid-in capital	79,329,461	59,738,043
Common treasury stock at cost; 5,558 shares (2007) and 1,551,595 shares (2006)	(114,037)	(6,915,241)
Note receivable		(454,966)
Accumulated deficit	(71,663,628)	(54,967,287)

Total stockholders' equity (deficiency)	7,846,427	(2,433,825)

	$10,691,930	$4,930,569

See notes to condensed consolidated financial statements.

HYDROGEN POWER, INC.

(FORMERLY EQUITEX, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

	2007	2006

Cost incurred related to acquired technology, trade name and sub-license agreement
(Note 1)	$12,779,926	$
Corporate selling, general and administrative	732,223		841,924
Research and development costs	230,305

	13,742,454		841,924

Other income (expense):
Interest income	45,077		8,353
Interest expense, including related party interest of $15,000 (2007) and $7,390 (2006)	(94,786)		(414,815)
Loss on disposal of subsidiaries	(2,516,157)
Equity in loss of equity-method investee	(388,021)

	(2,953,887)		(406,462)

Loss from continuing operations before income taxes	(16,696,341)		(1,248,386)
Income tax expense (Note 8)			(313,000)

Loss from continuing operations	(16,696,341)		(1,561,386)
Income from discontinued operations, net of income taxes (Note 3)			1,519,193

Net loss	(16,696,341)		(42,193)

Accretion of preferred stock (Note 6)	(278,700)		(687,500)
Deemed preferred stock dividends (Note 6)			(37,800)

Net loss applicable to common stockholders	$(16,975,041)		$(767,493)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.59)		$(0.25)
Income from discontinued operations	-		0.17

Basic and diluted net loss per share	$(0.59)		$(0.08)

Weighted average number of common shares outstanding:
Basic and diluted	28,852,937		9,017,417

See notes to condensed consolidated financial statements.

HYDROGEN POWER, INC.

(FORMERLY EQUITEX, INC.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

	Preferred stock, Series L		Common stock		Additional paid-in	Common treasury	Note	Accumulated	Total stockholders' equity
	Shares	Amount	Shares	Amount	capital	stock	receivable	deficit	(deficiency)

Balances, January 1, 2007	300,000	$3,000	16,262,571	$162,626	$59,738,043	$(6,915,241)	$(454,966)	$(54,967,287)	$(2,433,825)

Issuance of common stock and options to shareholders
of Old HPI in conversion of Series L-1 and L-2
Preferred Stock	(200,000)	(2,000)	12,594,622	125,946	19,304,361				19,428,307

Issuance of common stock in satisfaction of notes payable,
long-term debt and accrued interest			22,556	226	26,390				26,616

Modification of warrants					99,200				99,200

Conversion of Series K preferred stock and unpaid dividends
to common stock			483,253	4,833	440,167				445,000

Accretion of Series K preferred stock					(278,700)				(278,700)

Disposition of subsidiary common stock ownership to FFFC						6,801,204	454,966		7,256,170

Net loss								(16,696,341)	(16,696,341)

Balances, March 31, 2007	100,000	$1,000	29,363,002	$293,631	$79,329,461	$(114,037)	$-	$(71,663,628)	$7,846,427

See notes to condensed consolidated financial statements.

HYDROGEN POWER, INC.

(FORMERLY EQUITEX, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

	2007	2006

Cash flows from operating activities:
Net loss	$(16,696,341)	$(42,193)

Adjustments to reconcile net loss to net cash used in operating activities:
Expense incurred related to acquired technology, trade name and sub-license agreement	12,779,926
Provision for losses on notes, stock subscription and interest receivables, including bad
debt expense		75,000
Gain on sale of assets		(4,145,835)
Loss on disposal of subsidiaries (Note 1)	2,516,157
Equity in loss of equity-method investee	388,021
Depreciation and amortization	36,406	514,510
Amortization of discounts related to warrants attached to notes payable	31,614	229,699
Stock based compensation expense		16,800
Expense incurred upon issuance or modification of stock and warrants	99,200	778,754
Deferred income taxes		1,333,000
Non-cash compensation expense	150,000
Changes in assets and liabilities, net of the effects of acquisition:
Decrease in accounts receivable	512	110,177
Decrease (increase) in other receivables	28,462	(13,504)
Increase in interest receivable and other assets	(27,276)	(29,165)
Decrease in accounts payable and accrued liabilities	(270,242)	(743,445)
Total adjustments	15,732,780	(1,874,009)

Net cash used in operating activities	(963,561)	(1,916,202)

Cash flows from investing activites:
Proceeds received from asset sale, net of costs		12,642,784
Cash and cash equivalents acquired in business acquisition (Note 1)		2,203,121
Cash and cash equivalents disposed of pursuant to redemption agreement (Note 1)	(55,553)
Purchases of property, equipment and leaseholds	(4,808)	(5,000)
Repayments of notes receivable, other		25,461

Net cash (used in) provided by investing activities	(60,361)	14,866,366

Cash flows from financing activities:
Decrease in checks issued in excess of cash in bank		(1,086,904)
Issuances of notes payable, related parties and other		565,000
Repayments of notes payable, related parties and other	(272,947)	(8,347,595)

Net cash used in financing activities	(272,947)	(8,869,499)

(Continued)

HYDROGEN POWER, INC.

(FORMERLY EQUITEX, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

	2007	2006

Increase (decrease) in cash and cash equivalents	(1,296,869)	4,080,665

Cash and cash equivalents, beginning of year	3,579,000	8,406,794

Cash and cash equivalents, end of year	$2,282,131	$12,487,459

Supplemental disclosure of cash flow information:

Cash paid for interest	$21,514	$743,184

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Issuance of common stock in satisfaction of note payable, long-term debt and accrued interest	$26,616	$979,963

Conversion of Series K preferred stock to common stock	$445,000	$200,000

Issuance of common stock to subsidiary in satisfaction of amounts owed		$6,144,000

Issuance of common stock in satisfaction of subsidiary liability		$380,862

See notes to condensed consolidated financial statements.

HYDROGEN POWER, INC.

(FORMERLY KNOWN AS EQUITEX, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

1. Organization and basis of presentation and management’s plans:

Organization and basis of presentation:

Hydrogen Power, Inc. (formerly Equitex, Inc.), (the “Company”), a Delaware corporation, was formed in 1983 as a business development company (“BDC”). In April 1998, the Company’s stockholders authorized a change in the nature of its business and withdrew its election as a BDC, which became effective in January 1999. On February 28, 2006, the Company’s (then known as “Equitex, Inc.”) shareholders authorized the acquisition (the “Acquisition”) of Hydrogen Power, Inc. (“Old HPI”). Effective March 14, 2006, pursuant to an Agreement and Plan of Merger and Reorganization as amended (the “Merger Agreement”) and through a series of other transactions whereby the result was Old HPI merged with and into the Company, with the Company remaining as the surviving corporation to the merger. In connection with that merger, and as set forth in the Certificate of Ownership, the Company changed its corporate name to Hydrogen Power, Inc. Old HPI, a Seattle based company, performs hydrogen-related testing, research and engineering, and has developed a patented system (Hydrogen Now TM) that creates pure hydrogen from aluminum and water. The patented technology allows hydrogen gas to be generated on-site and on-demand, and is designed to directly power any fuel cell or internal combustion engine application. The Hydrogen Now process can supply hydrogen at customized rates and pressures, and may provide safe, cost-effective and stand-alone hydrogen solutions for small scale portable and stationary applications.

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

Prior to the acquisition of Old HPI, the Company was a holding company, and through January 31, 2006, operated primarily through its majority-owned subsidiary FastFunds Financial Corporation (“FFFC”). As of March 31, 2007, the Company owned approximately 48% of FFFC’s outstanding common stock. FFFC’s wholly-owned subsidiary Chex Services, Inc. (“Chex”), a Minnesota corporation, provided financial services prior to the sale of substantially all of Chex’s assets, which primarily consisted of check cashing, automated tell machine (ATM) access, and credit card advances to customers primarily at Native American owned casinos and gaming establishments (the “Asset Sale”).

Basis of presentation:

The condensed consolidated interim financial statements of the Company as of March 31, 2007, and for the three months ended March 31, 2007 and 2006, have been prepared by the Company without audit by the Company’s independent auditors. In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of March 31, 2007, and for the periods ended March 31, 2007 and 2006, have been made. Except as described below, those adjustments consist only of normal and recurring adjustments.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (“SEC”) on May 18, 2007. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year.

HYDROGEN POWER, INC.

(FORMERLY KNOWN AS EQUITEX, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

1. Organization and basis of presentation and management’s plans (continued):

Basis of presentation (continued):

The interim condensed consolidated financial statements presented herein include the financial statements of the Company as of and for the three months ended March 31, 2007. For the three months ended March 31, 2006, the financial statements included herein are of the Company and also include Old HPI effective March 14, 2006 (the date of the acquisition). As a result of the Redemption Agreement (defined and described below), the operating results of FFFC and its wholly-owned subsidiaries, Key Financial Systems, Inc. (“Key”), Nova Financial Systems, Inc. (“Nova”) and its majority-owned subsidiary, Denaris Corporation (“Denaris”) are not consolidated as of March 31, 2007 and for the period ending March 31, 2006 have been retroactively restated and are included in income from discontinued operations on the consolidated statement of operations. As of March 31, 2007, the Company is accounting for its 48% ownership of FFFC on the equity method as a one-line presentation on the balance sheet (investment in equity-method investee) and on the consolidated statement of operations (equity in loss of equity-method investee). All significant intercompany accounts and transactions have been eliminated in consolidation.

Return of subsidiary common stock:

On January 2, 2007, pursuant to the terms of a Redemption, Stock Sale and Release Agreement (the “Redemption Agreement””) by and between the Company and FFFC, FFFC (i) redeemed 8,917,344 shares of its common stock held by the Company, (ii) acquired from the Company 5,000,000 shares of common stock of Denaris, (iii) acquired from the Company 1,000 shares of common stock of Key, and (iv) acquired from the Company 1,000 shares of common stock of Nova. Denaris was a majority owned subsidiary of the Company, and Key and Nova were wholly owned subsidiaries of the Company. Each of Denaris, Nova and Key are inactive entities with no operating or intellectual property assets. The shares of common stock of each entity transferred by the Company pursuant to the Redemption Agreement constituted all of the Company’s holdings in each entity. In consideration of the redemption and acquisition of the shares of Denaris, Key and Nova, FFFC released the Company from all outstanding payment obligations of the Company to FFFC, including obligations for a $5 million note dated March 14, 2006 in favor of FFFC. The outstanding balance on the note, including principal and interest accrued, as of the date of the Redemption Agreement was $5,402,398. The Company recognized a loss of $2,516,157 on the Redemption Agreement due to losses of FFFC based on the Company's ownership percentages being applied to reducing the Company’s investment account.

Subsequent to FFFC redeeming its shares of common stock pursuant to the Redemption Agreement, the Company owned 3,500,000 shares of common stock of FFFC. As of March 31, 2007, this represents approximately 48% of the outstanding common stock of FFFC. So long as the Company holds 10% or more of the outstanding equity or voting interest in FFFC, it has agreed to vote its shares of capital stock of FFFC in the same manner and proportion as other stockholders of FFFC vote their shares (the “Voting Arrangement”). Due to the ownership percentage being below 50% and pursuant to the terms of the Voting Arrangement in the Redemption Agreement, management of the Company has determined that they do not have any significant control of FFFC. Accordingly, the Company is no longer consolidating FFFC and its subsidiaries (Key, Nova and Denaris) in its financial statements, and is now accounting for its 48% ownership of FFFC on the equity method as described above in basis of presentation.

The summarized financial results of FFFC and its subsidiaries for the three months ended March 31, 2007 were as follows:

Revenues, net	$ 23,560
Gross margin	1,132
Net loss	745,623

Acquisition of Old HPI:

Pursuant to the Merger Agreement the Company, in March 2006, acquired 100% of Old HPI. The initial consideration consisted of 3,038,990 shares of the Company's common stock, 132,122 shares of our common stock reserved for the exercise of options to purchase 1,550,000 shares of Old HPI common stock and warrants issued to purchase up to 1,600,000 shares of the Company’s common stock, the initial terms of which

HYDROGEN POWER, INC.

(FORMERLY KNOWN AS EQUITEX, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

1. Organization and basis of presentation and management’s plans (continued):

Basis of presentation (continued):

Acquisition of Old HPI (continued):

included an exercise price of $3.00 and an expiration date of February 2007. The total value of the initial consideration was $16,729,864 and the total initially allocated to identifiable intangible assets was $19,316,074. In February 2007, the Company modified the terms of the warrants by reducing the exercise price to $2.00 and extending the expiration date to August 2007. As a result of these modifications, the Company recognized an additional expense of $99,200 based upon the Black-Scholes option pricing model and such expense is included in corporate selling, general and administrative expense in the consolidated statement of operations for the three months ending March 31, 2007.

The Company also issued to the stockholders of Old HPI 300,000 shares of its Series L Preferred Stock (the “Preferred Stock”). The Preferred Stock, issued in three equal amounts (referred to as the L-1, L-2 and L-3 Preferred Stock, respectively), whereby each amount is convertible into 40% of the Company’s common stock on the 180th, 270th and 360th day following closing of the merger, respectively. The conversion of the Preferred Stock is subject to the achievement by Old HPI of certain performance benchmarks as defined in the Certificate of Designation of Series L Preferred Stock, the satisfaction of which is to be determined by the Board of Directors of the Company in its sole discretion. The benchmarks include HPI’s use of its hydrogen technology to develop prototype generators for various micro and portable power applications and for various macro power applications such as fuel cells and internal combustion engines (the “Benchmarks”). Based on the achievement of the benchmarks, on January 3, 2007, the Company issued, upon the conversion of the L-1 and L-2 preferred stock, an aggregate of 12,594,622 shares of the its common stock, and an additional 711,431 shares of its common stock have been reserved for issuance upon the exercise of Old HPI outstanding options. The Company has valued the 12,594,622 shares (the “Additional Shares”) of its common stock at $18,640,041 (based on the market price of the common stock on the date the Company issued the shares). The value of the 711,431 shares of common stock reserved for issuance upon the exercise of Old HPI options was $788,266 based on the Black Scholes option pricing model. Accordingly, $19,428,307 has been added to the purchase price allocation during the three months ending March 31, 2007. Immediately following the conversion of the Series L-1 and L-2 Preferred Stock into common stock on January 3, 2007, the former shareholders of Old HPI held an aggregate of 15,633,612 shares of the Company’s common stock, constituting approximately 54.1% of the Company’s outstanding stock. The former majority shareholder of Old HPI, GHTI, holds approximately 49.3% of the Company’s outstanding common stock. Additionally, former optionholders of Old HPI hold options to purchase an aggregate of 843,553 shares of the Company’s common stock.

Coinciding with the issuance of the Series L-1 and L-2 Preferred Stock, on January 2, 2007, the Company appointed four new directors to the Company and the prior directors of the Company contemporaneously resigned their positions.

During the three months ended March 31, 2007, based on the additional consideration of $19,428,307 the Company recorded an expense of $12,779,926 and goodwill of $6,648,381. The goodwill recorded is a result of the total amount to be allocated of $38,744,381 exceeding the identifiable intangible assets acquired of $32,096,000 (as determined in a valuation report by an independent third party). The following table represents the purchase price allocation as of March 31, 2007:

Cash and cash equivalents	$ 2,203,121
Interest receivable	38,339
Prepaid expenses	85,681
Vehicle	14,906
Technology and sub-license agreement	28,894,926
Trade name	3,201,074
Goodwill	6,648,381
Accounts payable and accrued expenses	(197,190)

HYDROGEN POWER, INC.

(FORMERLY KNOWN AS EQUITEX, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

1. Organization and basis of presentation and management’s plans (continued):

Basis of presentation (continued):

Acquisition of Old HPI (continued):

Note payable	(3,000,000)
License fee payable	(1,731,067)

$36,158,171

In conjunction with the issuance of the Additional Shares of its common stock and change in control described above, the new management of the Company, in completing an updated analysis of the underlying assumptions and calculations used in the above allocation, determined that the additional costs of $12,779,926 related to the acquired technology, trade name and sub-license agreement should be expensed in the first quarter of 2007. Management’s analysis included the determination that the most viable potential market applications for the licensed technology are a different subset than those originally being pursued by Old HPI, and accordingly, the additional costs related to the acquired technology and potential applications thereon have been expensed in the first quarter of 2007.

Based on the terms and conditions of the Benchmarks in the Certificate of Designation of the Series L Preferred Stock, the conversion of the Series L-3 did not occur and would not be convertible unless extended or amended by the Company, which requires the approval of the majority shareholder (‘the “Majority Holder”). Management believes that the eventual conversion of Series L-3 may occur under the original terms (40% of the Company’s common stock outstanding) or other terms which would be satisfactory to the Company and the Majority Holder. If the Series L-3 is converted to common stock and additional shares of common stock are reserved for issuance upon the exercise of Old HPI options, the purchase price of Old HPI and goodwill will increase by the aggregate market value of the common stock issued and the Black-Scholes option pricing model on the common stock reserved, respectively.

Pro forma information:

The following pro forma information has been prepared assuming the Acquisition of Old HPI had taken place at the beginning of each of the periods presented. The pro forma information includes the full period results of the Company and Old HPI and assumes that total costs of $32.1 million related to acquiring its technology, trade name and sub-license agreement are expensed in each of the periods presented.

The pro forma information is not necessarily indicative of the results of operations as they would have been had the transactions been consummated on the assumed date.

	March 31,	March 31,
	2007	2006

Revenues	$-	$-

Net loss from continuing operations before other expense and income taxes	(33,058,000)	(33,255,000)

Net loss	(36,012,000)	(32,463,000)

Net loss applicable to common stockholders	(36,291,000)	(33,188,000)

Basic and diluted loss per common share	(1.24)	(1.41)

Weighted average shares used in loss per share calculation	29,255,579	23,518,957

HYDROGEN POWER, INC.

(FORMERLY KNOWN AS EQUITEX, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

1. Organization and basis of presentation and management’s plans (continued):

Going concern and management’s plans:

In the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the Report of the Independent Registered Public Accounting Firm included an explanatory paragraph that described substantial doubt about the Company’s ability to continue as a going concern. The Company’s interim financial statements for the three months ended March 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of approximately $16.7 million for the three months ended March 31, 2007, and incurred previous significant losses of $27,238,803 and $8,842,237 for the years ended December 31, 2006 and 2005, respectively. Additionally, the Company has used cash in operations of approximately $964,000 for the three months ended March 31, 2007 and, $5,799,000 for the year ended December 31, 2006. Although the net losses included certain non-cash expenses for the three months ended March 31, 2007 of approximately $16,001,000 and $21,000,000 for the year ended December 31, 2006, the Company also incurred research and development costs related to expenses in continuing to develop a commercial application of its licensed technology and in the design and engineering of prototypes in addition to corporate, selling, general and administrative expenses. Additionally, at March 31, 2007, the Company has a working capital deficit of approximately $189,000 and an accumulated deficit of approximately $71.7 million. Based on the losses that were being incurred at FFFC, it was becoming increasingly difficult to continue to fund its operations. Additionally, due to intense competition in the market and the lack of assurance that FFFC would be able to obtain renewals of its existing casino contracts or to obtain contracts with new customers and difficulty in attracting and retaining experienced employees, the Company decided to complete the Asset Sale. Presently, the Company has no revenues and limited resources.

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

The Company will need additional funds to continue the aforementioned work as well as to meet its existing obligations as they become due. Sources of cash that may be available to the Company include the sale of equity securities through private placements of our common stock and/or preferred stock, as well as the exercise of stock options and/or warrants, all of which may cause dilution to our shareholders. We may also be able to borrow funds from related and/or third parties. Currently, the Company does not have a revolving loan agreement with any financial institution, nor can the Company provide any assurance it will be able to enter into any such agreement in the future, or be able to raise funds through further issuance of debt or equity in the Company.

2. Summary of significant accounting policies:

Goodwill:

Goodwill represents the excess of the purchase price over the estimated fair value of the net identified tangible and intangible assets of the acquired business. In accordance with Statement of Financial Accounting Standards (“FAS”) No. 142, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment on an annual basis, or if indicators of potential impairment exist, using a fair-value based approach. The Company currently has one operating segment and reporting unit. As such, the Company evaluates

HYDROGEN POWER, INC.

(FORMERLY KNOWN AS EQUITEX, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

2. Summary of significant accounting policies (continued):

Goodwill (continued):

impairment based on certain external factors, such as its market capitalization. No impairment of goodwill has been identified during any of the periods presented.

Reclassifications:

In addition to retroactively restating FFFC, Nova and Denaris as discontinued operations, certain minor reclassifications of amounts reported in the 2006 consolidated financial statements have been made to conform to the 2007 presentation.

Recently issued accounting pronouncements:

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” - an Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. There were no unrecognized tax benefits and there was no effect on the Company’s financial condition or results of operations as a result of implementing FIN 48. The Company files income tax returns in the U.S. federal jurisdiction and various state and jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 1995, and state tax examinations for years before 1995. Management does not believe there will be any material changes in our unrecognized tax positions over the next 12 months. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.

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

3.  Discontinued operations:

Income from discontinued operations for the three months ended March 31, 2006 of FFFC, Key, Nova and Denaris were as follows:

Revenues	$2,048,245
Operating expenses	3,218,150
Loss from operations	(1,169,905)
Gain on sale of assets	4,145,835
Other expenses	(428,737)
Income before income taxes	2,547,193
Income tax expense	1,028,000

Net income	$1,519,193

4. Convertible and other promissory notes and long-term debt:

Convertible and other promissory notes and long-term debt at March 31, 2007 and December 31, 2006, consist of the following:

HYDROGEN POWER, INC.

(FORMERLY KNOWN AS EQUITEX, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

4. Convertible and other promissory notes and long-term debt (continued):

	March 31,	December 31,
	2007	2006
Notes payable to individual investors (due February 2008)		$2,108,000
Note payable to a former director (due March 31, 2007; in default)	$37,500	37,500
Convertible promissory notes; interest at 10% per annum; collateralized by all assets of Chex and the Company’s stock ownership in FFFC; due December 2007; net of discount of $84,307 (2007) and $115,921 (2006) [A]	1,311,362	1,577,713
Convertible debentures; due in full December 2009; unsecured; net of discount of $20,419 (2006)		29,581
	1,348,862	3,752,794

Less amounts included in liabilities of discontinued operations (2006)		(2,108,000)
Less current maturities	(1,348,862)	(1,615,213)

Long-term debt, net of current portion	$-	$29,581

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

The Notes are convertible into common stock of the Company at $6.885 per share up to an amount equal to 4.99% of the Company's outstanding common stock. The Company has the right to make any monthly payment of principal and interest in shares of its common stock. If the Company exercises its rights, the common stock is to be issued based on 80% of the average bid price for the lower of the three or twenty days prior to the payment due date. The maximum number of shares that can be delivered as payment is to be equal to 10% of the average monthly trading volume for the month prior to the payment due date. The Company may also issue common shares each month in an amount not to exceed 10% of the prior month's total share volume as payment, to be applied to the outstanding principal balance up to a value of $100,000. For the three months ending March 31, 2007, the Company issued 22,556 shares of its common stock valued at $26,616 as partial payment for principal and interest to the Lenders, with additional principal amounts paid in cash to the Lenders. However, the total paid in the three months ended March 31, 2007 was $109,765 less than the principal and interest due for the period and the principal and interest amounts due in April and May have not been paid. Accordingly, the Company is delinquent $407,560 and is discussing a new amortization of the total remaining face value of the Notes of $1,395,669 with the Lenders.

HYDROGEN POWER, INC.

(FORMERLY KNOWN AS EQUITEX, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

4. Convertible and other promissory notes and long-term debt (continued):

The Notes contain certain standard anti-dilution provisions requiring the Company to pay the Lenders as collateral, the pro-rata number of shares the Lenders would receive in any spin-off or dividend from the Company as if the remaining principal balance under the Note was fully converted at $6.885 per share. The Lenders also received warrants to acquire up to 133,334 shares of the Company's common stock at an exercise price of $9.00 per share. The warrants are exercisable for a period of five years, and include a cashless exercise provision. These warrants were valued at $358,400 based upon the Black-Scholes option-pricing model, and therefore $358,400 of the total costs was allocated to the warrants, resulting in an imputed interest rate of 7.5%. In June 2004, the Company reduced the exercise price of these warrants to $7.65 per share. In August 2004, the Company reduced the exercise price of these warrants to $4.26 per share. As a result of the additional allocation resulting from these reductions in exercise price, the Company allocated an additional $102,800 to these warrants. The Company reduced the carrying value of the Notes by this amount and is amortizing the discount to interest expense over the 45-month term of the Notes. Accordingly, $31,614 has been recorded as interest expense in the consolidated statements of operations during the three months ended March 31, 2007 and 2006, respectively. In addition, warrants to acquire up to 50,000 shares of common stock of the Company, exercisable at $6.00 per share for a period of two years, were issued to an advisory firm in connection with the transaction. These warrants were valued at $164,700 based upon the Black-Scholes option-pricing model. The Company also paid cash of $320,000 for legal services and finders' fees in connection with the transaction. The Company recorded the value of these warrants and the cash paid as deferred loan costs and is amortizing these costs over the 45-month term of the Notes. Accordingly, $32,313 is included in general and administrative expense in the consolidated statements of operations during the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007 and December 31, 2006, deferred loan costs were $96,939 and $129,252, respectively.

5. Commitments and contingencies:

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

Amounts owed under the SL Agreement with GHTI are non-interest bearing. The obligation was originally stated at its net present value of $2,615,200 using an effective interest rate of 6%. Remaining minimum payments required under the SL Agreement are due as follows:

March 31,	Total	Amount representing interest	Principal amount due

2007	$ 387,903	$ 58,129	$ 329,774
2008	666,667	53,987	612,680

	$ 1,054,570	$ 112,116	$ 942,454

HYDROGEN POWER, INC.

(FORMERLY KNOWN AS EQUITEX, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

5. Commitments and contingencies (continued):

Sub-license agreement (continued):

The March 31, 2007 payment of principal and interest aggregating approximately $388,000 is delinquent, and since all amounts owed are payable within the next twelve months, $942,454 of principal amount due and $52,555 of unpaid interest is included in current liabilities in the condensed consolidated balance sheet at March 31, 2007. Included in interest expense for the three months ended March 31, 2007 and 2006 (from March 14, 2006, the date of the acquisition of Old HPI) in the consolidated statements of operations is $15,000 and $4,565, respectively, related to this obligation.

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

Other transactions with officers and directors:

In February 2006, the Company entered into an agreement with KN Consulting, a company owned by John Martin, a director (effective January 2007 director of the Company, director of Old HPI for 2006 through September), to purchase technical and management advisement on engineering programs and prototype development. The agreement is on a month-to-month basis and $12,000 is included in research and development costs in the consolidated statements of operations for the three months ending March 31, 2007 and $7,500 for the three months ended March 31, 2006 (from March 14, 2006, the date of the Acquisition of Old HPI) .

On December 29, 2006, the Company entered into a consulting agreement (the “Consulting Agreement”) with HF Services, LLC (“HF Services”). HF Services is owned by Henry Fong, who at the time of the Consulting Agreement was entered into, was a director of the Company. Pursuant to the Consulting Agreement, HF Services will assist the Company in securities matter and compliance with applicable securities rules and regulations. The Consulting Agreement has a one-year term and provides for a $20,000 per month fee. Accordingly, $60,000 is included in selling, general and administrative expense for the thee months ended March 31, 2007 in the consolidated statement of operations.

6. Redeemable preferred stock:

Series K convertible preferred stock:

In August 2005, the Company issued 3,055 shares of 6% Series K convertible preferred stock (the “Series K Preferred Stock”) along with warrants to purchase 175,000 shares of common stock in exchange for all outstanding shares of Series G and I preferred stock (Note 12). The Company reduced the carrying value of the Series K preferred stock by the relative fair value of the warrants ($355,000), which was based on the Black-Scholes option-pricing model, with an offset to additional paid-in capital. The Series K Preferred Stock is convertible at the holder’s option at any time through June 2009 into shares of the Company’s common stock at a conversion price equal to the lesser of (i) $2.75 per share and (ii) 65% of the 5 day average closing bid price of the Company’s common stock as specified in the agreement, provided that the percentage of the 5 day average closing bid price shall increase to 75% upon the occurrence of certain events. The holder of each share of the Series K preferred stock is entitled to cumulative dividends at 6% per annum, payable quarterly, with an 18% dividend default rate. Dividends are payable in cash or shares (at market value) of the Company’s common stock. The beneficial conversion feature was valued at $2,277,000 using the effective conversion price. As a result, the Company reduced the carrying value of the Series K Preferred Stock for this amount with an offset to additional paid-in capital. The warrants and beneficial conversion feature are being accreted over the four-year term of the Series K Preferred Stock, and as a result, loss applicable to common stockholders was increased by $164,500 for the three months ended March 31, 2006. In January 2007, based on the conversion of the remaining 455 shares of Series K, the Company accreted $278,700, with an offset to additional paid-in capital. In January 2007 the remaining 445 shares of Series K Preferred Stock,

HYDROGEN POWER, INC.

(FORMERLY KNOWN AS EQUITEX, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

6. Redeemable preferred stock (continued):

Series K convertible preferred stock (continued):

plus the unpaid dividends, were converted to an aggregate of 483,253 shares of common stock of the Company, at a conversion price of $0.97 for the 445 shares of Series K Preferred Stock and cumulative unpaid dividends of $36,490 (accrued at December 31, 2006) were converted at $1.49 per share.

7. Stockholders’ equity (deficiency):

Options:

A summary of the status of stock options outstanding and exercisable and weighted average exercise prices at March 31, 2007 and December 31, 2006 are as follows:

	2003 Plan		2005 Plan		Total
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares (1)	price

December 31, 2006 and March 31, 2007	484,966	$ 5.23	447,500	$ 1.64	932,466	$ 3.51

All options outstanding at March 31, 2007 are exercisable and expire from May 2008 through September 2011.

The exercise prices of all options outstanding at March 31, 2007 were in excess of the market price of the Company’s common stock at that date and thus there is no intrinsic value.

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of options as of March 31, 2007.

	Number	Weighted	Weighted
Exercise	of options	Average	average
price range	Outstanding	exercise price	remaining life

$1.60 - $2.00	447,500	$1.64	4.48
$4.08 - $6.18	484,966	$5.23	1.95

	932,466	$3.51	3.16

Warrants:

A summary of the status of common stock warrant transactions for the three months ended March 31, 2007 are as follows:

		Weighted
		average
	Shares	exercise price
Outstanding at January 1, 2007	2,982,775	$3.14
Granted
Exercised
Expired	(2,500)	(27.30)

Outstanding at March 31, 2007	2,980,275	$2.59

HYDROGEN POWER, INC.

(FORMERLY KNOWN AS EQUITEX, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

7. Stockholders’ equity (deficiency) (continued):

Warrants (continued):

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of warrants as of March 31, 2007.

	Number	Weighted	Weighted
Exercise	of warrants	average	average
price range	outstanding	exercise price	remaining life

$1.50 - $3.00	2,407,938	$1.99	1.18
$3.01 - $4.50	136,666	$4.13	0.88
$5.00 - $6.00	435,671	$5.41	1.06

	2,980,275	$2.59	1.18

8. Income taxes:

Income tax expense for the three months ended March 31, 2006 was $313,000. This amount is primarily related to income taxes as a result of the Asset Sale in January 2006. In addition, the Company has not recognized a tax benefit related to the net operating losses generated during the three months ended March 31, 2007, as realization of the deferred tax asset is not considered more likely than not and therefore an allowance has been applied against this amount.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT MAY CONTAIN CERTAIN “FORWARD-LOOKING” STATEMENTS AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 OR BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE COMPANY’S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE COMPANY’S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS AND FUTURE OPERATIONAL PLANS, FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS “MAY”, “WILL”, “EXPECT”, “BELIEVE”, “ANTICIPATE”, “INTENT”, “COULD”, “ESTIMATE”, “MIGHT”, OR “CONTINUE” OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE COMPANY’S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON THE VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO THE COMPANY’S OPERATIONS, MERGERS OR ACQUISITIONS, GOVERNMENTAL REGULATION, THE VALUE OF THE COMPANY’S ASSETS AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER COMPANY FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

GENERAL

Hydrogen Power, Inc. (formerly Equitex, Inc.) (the “Company”) through January 31, 2006, operated primarily through its then majority-owned subsidiary FastFunds Financial Corporation (“FFFC”). As disclosed in the December 31, 2006 Form 10-K, the Company and FFFC also have several other non-operating wholly-owned subsidiaries. As of March 31, 2007, the Company owns approximately 48% of FFFC’s outstanding common stock.

FFFC’s wholly-owned subsidiary Chex Services, Inc. (“Chex”), a Minnesota corporation, provided financial services prior to the sale of substantially all of Chex’s assets, which primarily consisted of check cashing, automated teller machine (ATM) access, and credit card advances to customers primarily at Native American owned casinos and gaming establishments (the “Asset Sale”).

The Asset Sale is discussed below. As a result of the Asset Sale, the 2006 operations of FFFC are presented as discontinued operations, and as of December 31, 2006, all of its operating assets, including liabilities, are presented as assets and liabilities of discontinued operations.

On March 14, 2006, the Company acquired Hydrogen Power, Inc. (“Old HPI”). This acquisition, which the Company accounted for as a purchase, is described below.

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2006, 2005 and 2004. The financial results presented for the three months ended March 31, 2007 are those of the Company. The financial results for the three months ended March 31, 2006 are those of the Company and since March 14, 2006, Old HPI. Pursuant to the terms of a Redemption, Stock Sale and Release Agreement (the “Redemption Agreement”), FFFC, Denaris, Key and Nova’s results for 2006 are presented in a one-line presentation and are included in the results in “income from discontinued operations”.

BUSINESS ACQUISITION:

Acquisition of Old HPI

Pursuant to an Agreement and Plan of Merger and Reorganization, as amended, (the “Merger Agreement”) the Company, in March 2006, acquired 100% of Old HPI. The initial consideration consisted of 3,038,990 shares of our common stock, 132,122 shares of our common stock reserved for the exercise of options to purchase 1,550,000 shares of Old HPI common stock and warrants issued to purchase up to 1,600,000 shares of our common stock, the initial terms of which included an exercise price of $3.00 and an expiration date of February 2007. The total value of the initial consideration was $16,729,864 and the total initially allocated to identifiable intangible assets was $19,316,074. In February 2007, the Company modified the terms of the warrants by reducing the exercise price to $2.00 and extending the expiration date to August 2007. As a result of these modifications, the Company recognized an additional expense of $99,200 based upon the Black-Scholes option pricing model and such expense is included in selling, general and administrative expense in the consolidated statement of operations for the three months ending March 31, 2007.

The Company also issued to the stockholders of Old HPI 300,000 shares of its Series L Preferred Stock (the “Preferred Stock”). The Preferred Stock, issued in three equal amounts (referred to as the L-1, L-2 and L-3 Preferred Stock, respectively), whereby each amount is convertible into 40% of the Company’s common stock on the 180th, 270th and 360th day following closing of the merger, respectively. The conversion of the Preferred Stock is subject to the achievement by Old HPI of certain performance benchmarks as defined in the Certificate of Designation of Series L Preferred Stock, the satisfaction of which is to be determined by the Board of Directors of the Company in its sole discretion. The benchmarks include HPI’s use of its hydrogen technology to develop prototype generators for various micro and portable power applications and for various macro power applications such as fuel cells and internal combustion engines (the “Benchmarks”). Based on the achievement of the benchmarks, on January 3, 2007, the Company issued, upon the conversion of the L-1 and L-2 preferred stock, an aggregate of 12,594,622 shares of the its common stock, and an additional 711,431 shares of its common stock have been reserved for issuance upon the exercise of Old HPI outstanding options. The Company has valued the 12,594,622 shares (the “Additional Shares”) of its common stock at $18,640,041 (based on the market price of the common stock on the date the Company issued the shares). The value of the 711,431 shares of common stock reserved for issuance upon the exercise of Old HPI options was $788,266 based on the Black Scholes option pricing model. Accordingly, $19,428,307 has been added to the purchase price allocation during the three months ending March 31, 2007. Immediately following the conversion of the Series L-1 and L-2 Preferred Stock into common stock on January 3, 2007, the former shareholders of Old HPI held an aggregate of 15,633,612 shares of the Company’s common stock, constituting approximately 54.1% of the Company’s outstanding stock. The former majority shareholder of Old HPI, GHTI, holds approximately 49.3% of the Company’s outstanding common stock. Additionally, former optionholders of Old HPI hold options to purchase an aggregate of 843,553 shares of the Company’s common stock.

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

Our objective is to develop and market our licensed proprietary hydrogen production process for use in commercial applications that require hydrogen, but where hydrogen storage and/or distribution is too costly or not feasible. Our management believes, based on their product and market review, that our hydrogen production process may be a commercially viable process for: (1) small volume hydrogen production for various industrial applications; and (2) fuel cell applications where on-demand hydrogen is required or is an advantage such as for selected portable power, stationary and mobile back-up generator power, and small scale transportation applications. Our new Principal Executive Officer is currently assessing, with his advisors, the technology and possible applications thereof. Thus, possible application areas, and any others contained in this document should be considered tentative.

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

Return of subsidiary common stock

On January 2, 2007, pursuant to the terms of a Redemption Agreement by and between the Company and FFFC, FFFC (i) redeemed 8,917,344 shares of its common stock held by the Company, (ii) acquired from the Company 5,000,000 shares of common stock of Denaris, (iii) acquired from the Company 1,000 shares of common stock of Key, and (iv) acquired from the Company 1,000 shares of common stock of Nova. Denaris was a majority owned subsidiary of the Company, and Key and Nova were wholly owned subsidiaries of the Company. Each of Denaris, Nova and Key are inactive entities with no operating or intellectual property assets. The shares of common stock of each entity transferred by the Company pursuant to the Redemption Agreement constituted all of the Company’s holdings in each entity. In consideration of the redemption and acquisition of the shares of Denaris, Key and Nova, FFFC released the Company from all outstanding payment obligations of the Company to FFFC, including obligations for a $5 million note dated March 14, 2006 in favor of FFFC. The outstanding balance on the note, including principal and interest accrued, as of the date of the Redemption Agreement was $5,402,398.

Subsequent to FFFC redeeming its shares of common stock pursuant to the Redemption Agreement, the Company owned 3,500,000 shares of common stock of FFFC. As of March 31, 2007, this represents approximately 48% of the outstanding common stock of FFFC. So long as the Company holds 10% or more of the outstanding equity or voting interest in FFFC, it has agreed to vote its shares of capital stock of FFFC in the same manner and proportion as other stockholders of FFFC vote their shares (the “Voting Arrangement”). Due to the ownership percentage being below 50% and pursuant to the terms of the Voting Arrangement in the Redemption Agreement, management of the Company has determined that they do not have any significant control of FFFC. Accordingly, the Company is no longer consolidating FFFC and its subsidiaries (Key, Nova and Denaris) in its financial statements.

SALE OF FFFC ASSETS

On December 22, 2005, FFFC and Chex entered into an Asset Purchase Agreement (the “APA”) with Game Financial Corporation (“Game”), pursuant to which FFFC and Chex agreed to sell substantially all of its cash access contracts and certain related assets, which represented substantially all the assets of Chex and FFFC.

On January 31, 2006, FFFC and Chex completed the Asset Sale for $14 million pursuant to the APA and received cash proceeds of $12,642,784 and realized a pre-tax book gain of $4,145,835.

In connection with the Asset Sale, FFFC and Chex entered into a Transition Services Agreement (the “TSA”) with Game pursuant to which FFFC and Chex agreed to provide certain transitional services to Game for the cash-access financial services business. Pursuant to the TSA, FFFC and Chex provided the necessary services for approximately three months and Game paid FFFC $150,000 per month. The TSA terminated May 19, 2006 and FFFC received $300,000 for the three months ended March 31, 2006 pursuant to the terms of the TSA.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2007, net cash used in operating activities was $963,561 compared to $1,916,202 for the three months ended March 31, 2006. The net loss for the three months ended March 31, 2007 increased to $16,696,341 from $42,193 for the three months ended March 31, 2006. The increase in net loss was primarily attributable to costs of $12,779,926 incurred in acquiring the technology, trade name and sub-license agreement (“Acquisition Costs”) of Old HPI and our loss of $2,516,157 from the transactions provided for in the Redemption Agreement and a loss of $388,021 on our investment in FFFC. The results for the three months ended March 31, 2006 included income from discontinued operations of $1,519,193, which was comprised of gain on the Asset Sale of $4,145,835, offset by operating losses of FFFC of approximately $2,700,000 and an increase in deferred income taxes of $1,020,000. Adjustments to the current period’s results included non-cash expenses of approximately $16,001,000, significantly comprised of $12,799,926 of Acquisition Costs, $2,516,157 loss on disposal of subsidiaries, $388,021 loss on investments, $249,200 of non-cash compensation expense and modification of warrants and $68,020 of depreciation and amortization. The 2006 adjustments were approximately $1,198,000, significantly comprised of $796,000 of expenses related to stock and warrants issued, $1,333,000 of deferred income taxes, $744,000 for depreciation and amortization and $75,000 for an increase to allowance on a note receivable.

Net cash used in investing activities for the three months ended March 31, 2007 was $60,361 compared to net cash provided by investing activities of $14,866,366 for the three months ended March 31, 2006. Net cash provided in 2006 investing activities was primarily attributable to the net proceeds of $12,642,784 from the Asset Sale and $2,203,121 cash acquired in the HPI acquisition.

Net cash used in financing activities for the three months ended March 31, 2007 was $272,947 compared to $8,869,499 for the three months ended March 31, 2006. The activity for the three months ended March 31, 2007 was the repayment of notes payable. The 2006 activity included the receipt of $565,000 from the issuances of notes payable. In addition, the Company repaid $8,347,595 of notes payable and $1,086,904 of checks issued in excess of bank cash from the proceeds of the Asset Sale.

For the three months ended March 31, 2007, net cash decreased by $1,296,869 compared to an increase of $4,080,665 for the three months ended March 31, 2006. Ending cash at March 31, 2007, was $2,282,131 compared to $12,847,459 at March 31, 2006. The 2006 cash balance includes cash included in discontinued operations of $6,169,261.

RESULTS OF OPERATIONS

Financial statements for the three months ended March 31, 2006 have been retroactively reclassified to include Nova and Denaris in the previously reported discontinued operations of FFFC and Key.

CORPORATE SELLING, GENERAL AND ADMINISTRATIVE

For the three months ended March 31, 2007, corporate expenses include those of the Company and for the three months ended March 31, 2006 are those of the Company and from March 14, 2006 Old HPI (the date of the acquisition). Total corporate expenses for the three months ended March 31, 2007 and 2006 were comprised as follows:

	2007	2006

Employee costs	$147,866	$144,019
Accounting and legal	97,978	89,261
Consulting and other professional costs	146,594	98,324
Impairment of notes receivable		75,000
Stock, options and warrant costs	249,200	194,130
Other	90,585	241,190

	$732,223	$841,924

Employee costs for the three months ended March 31, 2007, increased by $3,847 compared to the three months ended March 31, 2006. The increase was caused by the inclusion in the 2007 period of $147,278 of Old HPI’s salaries for the entire period compared to $37,727 for the period from March 14, 2006 (the date of acquisition) in 2006. This increase was offset by there being no expenses in the current period compared to employee costs of $106,292 incurred for the three months ended March 31, 2006 for the Company prior to the acquisition of Old HPI.

Accounting and legal expense increased by $8,717 for the three months ended March 31, 2007 compared to March 31, 2006. The increase was primarily attributable to expenses incurred by Old HPI of approximately $92,000 for the three months ended March 31, 2007, compared to expenses incurred of $89,261 for the three months ended March 31, 2006 by the Company. The current period expenses are comprised of $57,052 of general legal costs, $22,640 related to patent applications and associated costs and $12,460 of accounting expenses. The Company anticipates its accounting and legal costs for the quarter ending June 30, 2007 to be higher than the expenses for the quarter ended March 31, 2007. The Company is incurring additional costs due to the change in control and the associated incremental legal and accounting costs.

For the three months ended March 31, 2007, consulting and other professional costs increased to $146,594 from $98,324 for the three months ended March 31, 2006. The current period costs consist of $60,000 pursuant to a one-year consultant agreement that provides for consideration of $20,000 per month, whereby a company owned by the Company’s former chairman will provide certain services related to corporate and public reporting matters through December 2007, a one time cost of $42,165 for the executive recruiting firm who located our current chief financial officer, $30,000 paid to a member of our Board of Directors for his services (ongoing at $10,000 per month) as special counsel and secretary, $10,000 for consulting services as provided by our former chief financial officer and $4,429 paid to a technology consultant. The Company anticipates its consulting and other professional costs to increase during the quarter ending June 30, 2007 compared to March 31, 2007 as a result of the continuing agreements and additional expenses incurred in preparation and filing of its financial statements.

During the three months ended March 31, 2006, the Company increased the allowance related to notes receivable from Equitex 2000, Inc. by $75,000. For the three months ended March 31, 2007 and 2006, the Company recognized expenses of $249,200 and $194,130, respectively, for the issuance of stock, options and warrants. Other expenses for the three months ended March 31, 2007 include the general operating costs of the Company and for the three months ended March 31, 2006 include Company costs, as well as Old HPI from March 14, 2006 (the date of acquisition).

OTHER INCOME (EXPENSE):

Consolidated other expenses for the three months ended March 31, 2007 was $2,953,887 compared to $406,462 for the three months ended March 31, 2006. During the three months ended March 31, 2007, pursuant to transactions described in the Redemption Agreement, the Company recognized an expense of $2,516,157 related to the partial disposition of its investments in FFFC, and the disposition of Key, Nova and Denaris. The Company also recorded a loss of $388,021 on its investment in FFFC for the three months ending March 31, 2007. Interest expense decreased by $320,029 for the three months ended March 31, 2007 compared to March 31, 2006. The decrease was primarily attributable to non-cash interest expense of approximately $230,000 related to the settlement of various obligations to note holders for the three months ended March 31, 2006. Interest income increased by $36,724 for the three months ended March 31, 2007 compared to March 31, 2006.

DISCONTINUED OPERATIONS

Discontinued operations for 2006 have been reclassified to add Denaris and Nova to previous discontinued operations of FastFunds and Key. The income from discontinued operations was $1,519,193 for the three months ended March 31, 2006.

The results were comprised of as follows:

Three months ended March 31, 2006

FastFunds	$1,509,733
Key	(527)
Denaris	(2,521)
Nova	12,508

$1,519,193

The results of FastFunds for the three months ended March 31, 2006 are as follows:

Revenues	$2,011,952
Location expenses	(1,233,170)
Location support expenses	(1,958,147)
Other expenses	(428,737)
Gain on sale of assets	4,145,835
Income tax expense	(1,028,000)

Net income	$1,509,733

INCOME TAX EXPENSE

Income tax expense for the three months ended March 31, 2006 was $313,000 and is primarily related to the income taxes as a result of the Asset Sale in January 2006. In addition, the Company has not recognized a tax benefit related to net operating losses generated during the three months ended March 31, 2007, as realization of the deferred tax asset is not considered more likely than not and therefore an allowance has been applied against this amount.

CONTRACTUAL OBLIGATIONS

There were no new material contractual obligations during the quarter ended March 31, 2007.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” - an Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. There were no unrecognized tax benefits and there was no effect on the Company’s financial condition or results of operations as a result of implementing FIN 48. The Company files income tax returns in the U.S. federal jurisdiction and various state and jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 1995, and state tax examinations for years before 1995. Management does not believe there will be any material changes in our unrecognized tax positions over the next 12 months. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.

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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt. The Company has only fixed rate debt, as follows:

	March 31,	December 31,
Contractual obligation	2007	2006	Interest rate

Notes payable	$	$ 2,145,500	Fixed 10% - 15%
Long-term debt	1,395,669	1,743,634	Fixed 10%
Operating lease obligations	200,000	224,000	Fixed 10%

Debt outstanding, before note discounts (1)	$ 1,595,669	$ 4,113,134

(1)	Excludes discount of $84,307 (2007) and $136,340 (2006) to the carrying value of the notes that are included in the Company’s balance sheet as of March 31, 2007 and December 31, 2006.

ITEM 4.
DISCLOSURE CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the last day of the period of the accompanying financial statements. Based on that review and evaluation, management has concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms except as noted below. There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

In connection with the 2006 audit, our independent registered public accounting firm has advised us and our Board of Directors that there are material weaknesses in our internal controls and procedures. The identified material weaknesses primarily relate to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, as well as the overall financial reporting process. These material weaknesses have caused significant delays in our financial reporting process. In addition, during the 2006 audit, we were not able to timely produce adequate documentation supporting all transactions underlying the financial statements. We are currently considering taking certain steps to correct the material weaknesses by enhancing our reporting process in future. Enhancing our internal controls to correct the material weaknesses will result in increased costs to us.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Securities

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

Hydrogen Power, Inc.
(Registrant)

Date: June 15, 2007	By: /s/ David J. Cade
David J. Cade
Principal Executive Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: June 15, 2007	/S/ JOHN J. MARTIN
John J. Martin, Director

Date: June 15, 2007	/S/ JAMES H. DIFFENDORFER
James H. Diffendorfer, Director

Date: June 15, 2007	/S/ VIRENDRA CHAUDHARY
Virendra Chaudhary, Director

Date: June 15, 2007	/S/ GURINDER DILAWARI
Gurinder Dilawari, Director