Form 10-Q
period 2007-06-30
HYDROGEN POWER INC
filed 2007-08-14
CIK 716101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number 000-12374

Hydrogen Power, Inc.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-0905189 (I.R.S. Employer Identification No.)

201 Elliott Avenue, Suite 400

Seattle, Washington 98112

(206) 223-0506

(Address, including zip code, and telephone number,

including area code, of Registrant’s principal executive office)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes No

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes	No

               Number of shares of common stock outstanding at August 13, 2007: 30,027,603

HYDROGEN POWER, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EQUITEX, INC.)

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial statements:

Condensed consolidated balance sheets –

June 30, 2007 (unaudited) and December 31, 2006	3 – 4

Condensed consolidated statements of operations-

three and six months ended June 30, 2007 and 2006 (unaudited)	5

Condensed consolidated statement of changes in

stockholders’ equity (deficiency) - six months ended

June 30, 2007 (unaudited)	6

Condensed consolidated statements of cash flows –

six months ended June 30, 2007 and 2006 (unaudited)	7 – 8

Notes to condensed consolidated financial statements (unaudited)	9 – 19

Item 2.	Management’s discussion and analysis of financial condition and
results of operations	20 – 24

Item 3.	Quantitative and qualitative disclosures of market risk	25

Item 4.	Disclosure controls and procedures	26

PART II	OTHER INFORMATION

Item 1.	Legal proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Changes in securities and use of proceeds	27

Item 3.	Defaults upon senior securities	28

Item 4.	Submission of matters to a vote of security holders	28

Item 5.	Other information	28

Item 6.	Exhibits	28

Signatures	29

HYDROGEN POWER, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS EQUITEX, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 1,507,529	$ 3,121,436
Cash held in trust	--	457,564
Receivables, net	--	230,944
Prepaid expenses and other	215,692	568,093
Assets of discontinued operations	--	140,213

Total current assets	1,723,221	4,518,250

Notes and interest receivable, net	--	304,575
Property, equipment and leaseholds, net	59,824	78,059
Investment in equity-method investee	1,146,387	--
Goodwill	6,648,381	--
Other assets	--	29,685

Total long-term assets	7,854,592	412,319

	$ 9,577,813	$ 4,930,569

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$ 303,894	$ 246,411
Current portion of sub-license fee payable to related party	942,454	329,774
Accrued expenses and other liabilities, including related party accruals of $68,878 (2007) and $56,422 (2006)	147,925	1,232,833
Note payable to related party	37,500	37,500
Current portion of long-term debt	1,342,975	1,577,713
Liabilities of discontinued operations	--	2,670,081
Derivative liabilities	--	461,521

Total current liabilities	2,774,748	6,555,833

Sub-license fee payable to related party, net of current portion	--	612,680
Long-term debt, net of current portion	--	29,581

Total long-term liabilities	--	642,261

	2,774,748	7,198,094

HYDROGEN POWER, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS EQUITEX, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30,	December 31,
	2007	2006

	(unaudited)
Commitments and contingencies
Redeemable preferred stock
Series K convertible, 6% stated value $1,000 per share; $0.01 par value; 3,100 shares Authorized; 0 shares (2007) and 445 shares (2006) issued and outstanding, net of Discount of $278,700 (2006)	--	166,300

Stockholders' equity:
Preferred stock, Series L convertible; $0.01 par value; 300,000 shares authorized, issued and outstanding 100,000 (2007) and 300,000 (2006); liquidation preference $1,000 (2007) and $3,000 (2006)	1,000	3,000
Common stock, $0.01 par value; 50,000,000 shares authorized; 29,363,002 shares (2007) and 16,262,571 (2006) issued; 29,357,444 shares (2007) and 14,710,976 shares (2006) outstanding	293,631	162,626
Note receivable	--	(454,966)
Additional paid-in capital	79,329,461	59,738,043
Accumulated deficit	(72,706,990)	(54,967,287)
Common treasury stock at cost; 5,558 shares(2007) and 1,551,595 shares (2006)	(114,037)	(6,915,241)

Total stockholders' equity (deficiency)	6,803,065	(2,433,825)

	$ 9,577,813	$ 4,930,569

See notes to condensed consolidated financial statements.

HYDROGEN POWER, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS EQUITEX, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Cost incurred related to acquired technology, trade name and sub-license agreement	$ --	$ --	$ 12,779,926	$ --
Corporate selling, general and administrative	470,841	1,267,465	1,203,236	2,109,389
Research and development costs	372,187	275,220	602,320	275,220

	(843,028)	(1,542,685)	(14,585,482)	(2,384,609)

Other income (expense):
Interest income	23,399	56,789	68,476	65,142
Interest expense, including related party interest for the three months of $15,000 (2007) and $2,012 (2006) and $30,000 (2007) and $9,492 (2006) for the six months	(48,047)	(292,105)	(142,833)	(706,920)
Loss on disposal of subsidiaries	--	--	(2,516,157)	--
Equity in loss of equity method investee	(175,686)	--	(563,707)	--

	(200,334)	(235,316)	(3,154,221)	(641,778)

Loss from continuing operations before income taxes	(1,043,362)	(1,778,001)	(17,739,703)	(3,026,387)
Income tax expense	--	(424,000)	--	(737,000)

Loss from continuing operations	(1,043,362)	(2,202,001)	(17,739,703)	(3,763,387)
(Loss) income from discontinued operations, net of income taxes	--	(1,047,170)	--	472,023

Net loss	(1,043,362)	(3,249,171)	(17,739,703)	(3,291,364)
Accretion of preferred stock	--	(164,500)	(278,700)	(852,000)
Deemed preferred stock dividends	--	(35,200)	--	(73,000)

Net loss applicable to common stockholders	$(1,043,362)	$(3,448,871)	$(18,018,403)	$(4,216,364)

Basic and diluted net loss per common share:
Loss from continuing operations	$ (0.04)	$ (0.21)	$ (0.62)	$ (0.46)
(Loss) income from discontinued operations	--	(0.09)	--	0.05

Basic and diluted net loss per share	$ (0.04)	$ (0.30)	$ (0.62)	$ (0.41)

Weighted average number of common shares outstanding:
Basic and diluted	29,357,444	11,421,344	29,098,042	10,226,022

See notes to condensed consolidated financial statements.

HYDROGEN POWER, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS EQUITEX, INC.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

	Series L Preferred Stock		Common stock		Additional paid-in	Common Treasury	Note	Accumulated	Total stockholders' Equity
	Shares	Amount	Shares	Amount	capital	stock	receivable	deficit	(deficiency)

Balances, January 1, 2007	300,000	$ 3,000	16,262,571	$162,626	$59,738,043	$(6,915,241)	$(454,966)	$(54,967,287)	$(2,433,825)

Issuance of common stock and options to Shareholders of old HPI in conversion of Series L-1 and L-2 Preferred Stock	(200,000)	(2,000)	12,594,622	125,946	19,304,361				19,428,307

Issuance of common stock in satisfaction of long-term debt and accrued interest			22,556	226	26,390				26,616

Modification of warrants					99,200				99,200

Conversion of Series K preferred stock and unpaid dividends to common stock			483,253	4,833	440,167				445,000

Accretion of Series K preferred stock					(278,700)				(278,700)

Disposition of subsidiary common stock ownership to FFFC						6,801,204	454,966		7,256,170

Net loss								(17,739,703)	(17,739,703)

Balances, June 30, 2007	100,000	$ 1,000	29,363,002	$293,631	$79,329,461	$ (114,037)	--	$(72,706,990)	$ 6,803,065

See notes to condensed consolidated financial statements.

HYDROGEN POWER, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS EQUITEX, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

	2007	2006

Cash flow used in operating activities from operating activities:
Net loss	$(17,739,703)	$(3,291,364)

Adjustments to reconcile net loss to net cash used in operating activities:
Expenses incurred related to acquired technology , trade name and sublicense agreement	12,779,926	--
Loss on disposal of subsidiaries	2,516,157	--
Equity in loss of equity-method investee	563,707	--
Gain on sale of assets	--	(4,145,835)
Provision for losses on notes and interest receivable, including bad debt expense	--	518,392
Depreciation and amortization	73,622	912,012
Amortization of discounts related to warrants attached to notes payable	63,927	241,718
Expense incurred upon issuance or modification of stock and warrants	99,200	1,738,606
Deferred income taxes	--	1,333,000
Non-cash compensation expense	300,000	42,000
Changes in assets and liabilities, net of effects of business acquisition and asset sale:
Decrease in accounts receivable	512	163,044
(Increase) decrease in other receivables	28,462	(12,467)
Decrease (Increase) in interest receivable and other assets	(50,664)	20,992
Increase (decrease) in due to credit card holders	--	4,213
Decrease in accounts payable and accrued liabilities	(373,309)	(1,275,784)

Total adjustments	16,001,540	(460,109)

Net cash used in operating activities	(1,738,163)	(3,751,473)

Cash flows from investing activities:
Cash acquired in business acquisition of HPI	--	2,203,121
Cash and cash equivalents disposed of pursuant to redemption agreement	(55,553)	--
Purchase of furniture, fixtures and equipment	(4,808)	(35,695)
Repayments of notes receivable, other	--	30,265
Proceeds received from FFFC asset sale, net of costs	--	12,712,784

Net cash (used in) provided by investing activities	(60,361)	14,910,475

HYDROGEN POWER, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS EQUITEX, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED) (CONTINUED)

	2007	2006

Cash flows from financing activities:
Decrease in checks issued in excess of cash in bank	--	(1,080,971)
Proceeds from private placement	--	240,000
Purchase of treasury stock	--	(192,299)
Borrowings of notes payable, related parties and other	--	635,000
Repayments of notes payable, related parties and other	(272,947)	(10,075,445)

Net cash used in financing activities	(272,947)	(10,473,715)

Increase (decrease) in cash and cash equivalents	(2,071,471)	685,287
Cash and cash equivalents, beginning of year, including cash and cash equivalents included in assets held for sale (2006)	3,579,000	8,406,794

Cash and cash equivalents, end of period, including cash and cash equivalents included in assets of discontinued operations (2006)	$ 1,507,529	$ 9,092,081

Supplemental disclosure of cash flow information:
Cash paid for interest	21,514	1,178,010

Cash paid for income taxes	--	--

Non-cash investing and financing activities:
Issuance of common stock in satisfaction of note payable, long-term debt, accounts payable and accrued interest	26,616	1,152,193

Issuance of common stock in satisfaction of subsidiary liabilities	--	730,862

Conversion of Series K preferred stock to common stock	445,000	200,000

Issuance of common stock to subsidiary in satisfaction of amounts owed	--	6,144,000

See notes to condensed consolidated financial statements.

HYDROGEN POWER, INC.
(FORMERLY KNOWN AS EQUITEX, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

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

Prior to the acquisition of Old HPI, the Company was a holding company, and through January 31, 2006, operated primarily through its majority-owned subsidiary FastFunds Financial Corporation (“FFFC”). As of June 30, 2007, the Company owned approximately 48% of FFFC’s outstanding common stock. FFFC’s wholly-owned subsidiary Chex Services, Inc. (“Chex”), a Minnesota corporation, provided financial services prior to the sale of substantially all of Chex’s assets, which primarily consisted of check cashing, automated tell machine (ATM) access, and credit card advances to customers primarily at Native American owned casinos and gaming establishments (the “Asset Sale”).

Basis of presentation:

The condensed consolidated interim financial statements of the Company as of June 30, 2007, and for the three and six months ended June 30, 2007 and 2006, have been prepared by the Company without audit by the Company’s independent auditors. In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of June 30, 2007, and for the periods ended June 30, 2007 and 2006, have been made. Those adjustments consist only of normal and recurring adjustments.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (“SEC”) on May 18, 2007. The results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of the results to be expected for the full year.

The interim condensed consolidated financial statements presented herein include the financial statements of the Company as of and for the three and six months ended June 30, 2007. For the three and six months ended June 30, 2006, the financial statements included herein are of the Company and also include Old HPI effective March 14, 2006 (the date of the

HYDROGEN POWER, INC.
(FORMERLY KNOWN AS EQUITEX, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

1.     Organization and basis of presentation and management’s plans (continued):

Basis of presentation (continued):

acquisition).     As a result of the Redemption Agreement (defined and described below), the operating results of FFFC and its wholly-owned subsidiaries, Key Financial Systems, Inc. (“Key”), Nova Financial Systems, Inc. (“Nova”) and its majority-owned subsidiary, Denaris Corporation (“Denaris”) are not consolidated as of June 30, 2007 and for the three and six months ending June 30, 2006 have been retroactively restated and are included in income (loss) from discontinued operations on the consolidated statements of operations. As of June 30, 2007, the Company is accounting for its 48% ownership of FFFC on the equity method as a one-line presentation on the balance sheet (investment in equity-method investee) and on the consolidated statement of operations (equity in loss of equity-method investee). All significant intercompany accounts and transactions have been eliminated in consolidation.

Return of subsidiary common stock:

On January 2, 2007, pursuant to the terms of a Redemption, Stock Sale and Release Agreement (the “Redemption Agreement”) by and between the Company and FFFC, FFFC (i) redeemed 8,917,344 shares of its common stock held by the Company, (ii) acquired from the Company 5,000,000 shares of common stock of Denaris, (iii) acquired from the Company 1,000 shares of common stock of Key, and (iv) acquired from the Company 1,000 shares of common stock of Nova. Denaris was a majority owned subsidiary of the Company, and Key and Nova were wholly owned subsidiaries of the Company. Each of Denaris, Nova and Key are inactive entities with no operating or intellectual property assets. The shares of common stock of each entity transferred by the Company pursuant to the Redemption Agreement constituted all of the Company’s holdings in each entity. In consideration of the redemption and acquisition of the shares of Denaris, Key and Nova, FFFC released the Company from all outstanding payment obligations of the Company to FFFC, including obligations for a $5 million note dated March 14, 2006 in favor of FFFC. The outstanding balance on the note, including principal and interest accrued, as of the date of the Redemption Agreement was $5,402,398. The Company recognized a loss of $2,516,157 on the Redemption Agreement due to losses of FFFC based on the Company’s ownership percentages being applied to reducing the Company’s investment account.

Subsequent to FFFC redeeming its shares of common stock pursuant to the Redemption Agreement, the Company owned 3,500,000 shares of common stock of FFFC. As of June 30, 2007, this represents approximately 48% of the outstanding common stock of FFFC. So long as the Company holds 10% or more of the outstanding equity or voting interest in FFFC, it has agreed to vote its shares of capital stock of FFFC in the same manner and proportion as other stockholders of FFFC vote their shares (the “Voting Arrangement”). Due to the ownership percentage being below 50% and pursuant to the terms of the Voting Arrangement in the Redemption Agreement, management of the Company has determined that they do not have any significant control of FFFC. Accordingly, the Company is no longer consolidating FFFC and its subsidiaries (Key, Nova and Denaris) in its financial statements, and is now accounting for its 48% ownership of FFFC on the equity method as described above in basis of presentation.

The summarized financial results of FFFC and its subsidiaries for the three and six months ended June 30, 2007 were as follows:

	3 months	6 months
Revenues, net	$ 24,710	$ 48,270
Gross margin	12,241	13,373
Net loss	363,688	1,109,311

Acquisition of Old HPI:

Pursuant to the Merger Agreement the Company, in March 2006, acquired 100% of Old HPI. The initial consideration consisted of 3,038,990 shares of the Company’s common stock, 132,122 shares of our common stock reserved for the exercise of options to purchase 1,550,000 shares of Old HPI common stock and warrants issued to purchase up to 1,600,000 shares of the Company’s common stock, the initial terms of which included an exercise price of $3.00 and an expiration date of February 2007. The total value of the initial consideration was $16,729,864 and the total initially allocated to identifiable intangible assets was $19,316,074. In February 2007, the Company modified the terms of the warrants by reducing the exercise price to $2.00 and extending the expiration date to August 2007. As a result of these modifications, the Company

HYDROGEN POWER, INC.
(FORMERLY KNOWN AS EQUITEX, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

1.     Organization and basis of presentation and management’s plans (continued):

Basis of presentation (continued):

Acquisition of Old HPI (continued):

recognized an additional expense of $99,200 based upon the Black-Scholes option pricing model and such expense is included in corporate selling, general and administrative expense in the consolidated statement of operations for the three and six months ending June 30, 2007.

The Company also issued to the stockholders of Old HPI 300,000 shares of its Series L Preferred Stock (the “Preferred Stock”). The Preferred Stock, issued in three equal amounts (referred to as the L-1, L-2 and L-3 Preferred Stock, respectively), whereby each amount is convertible into 40% of the Company’s common stock on the 180th, 270th and 360th day following closing of the merger, respectively. The conversion of the Preferred Stock is subject to the achievement by Old HPI of certain performance benchmarks as defined in the Certificate of Designation of Series L Preferred Stock, the satisfaction of which is to be determined by the Board of Directors of the Company in its sole discretion. The benchmarks include HPI’s use of its hydrogen technology to develop prototype generators for various micro and portable power applications and for various macro power applications such as fuel cells and internal combustion engines (the “Benchmarks”). Based on the achievement of the benchmarks, on January 3, 2007, the Company issued, upon the conversion of the L-1 and L-2 preferred stock, an aggregate of 12,594,622 shares of the its common stock, and an additional 711,431 shares of its common stock have been reserved for issuance upon the exercise of Old HPI outstanding options. The Company has valued the 12,594,622 shares (the “Additional Shares”) of its common stock at $18,640,041 (based on the market price of the common stock on the date the Company issued the shares). The value of the 711,431 shares of common stock reserved for issuance upon the exercise of Old HPI options was $788,266 based on the Black Scholes option pricing model. Accordingly, $19,428,307 was added to the purchase price allocation in January 2007. Immediately following the conversion of the Series L-1 and L-2 Preferred Stock into common stock on January 3, 2007, the former shareholders of Old HPI held an aggregate of 15,633,612 shares of the Company’s common stock, constituting approximately 54.1% of the Company’s outstanding stock. The former majority shareholder of Old HPI, GHTI, holds approximately 49.3% of the Company’s outstanding common stock. Additionally, former option holders of Old HPI hold options to purchase an aggregate of 843,553 shares of the Company’s common stock.

Coinciding with the issuance of the Series L-1 and L-2 Preferred Stock, on January 2, 2007, the Company appointed four new directors to the Company and the prior directors of the Company contemporaneously resigned their positions.

During the six months ended June 30, 2007, based on the additional consideration of $19,428,307 the Company recorded an expense of $12,779,926 and goodwill of $6,648,381. The goodwill recorded is a result of the total amount to be allocated of $38,744,381 exceeding the identifiable intangible assets acquired of $32,096,000 (as determined in a valuation report by an independent third party). The following table represents the purchase price allocation as of June 30, 2007:

Cash and cash equivalents	$ 2,203,121
Interest receivable	38,339
Prepaid expenses	85,681
Vehicle	14,906
Technology and sub-license agreement	28,894,926
Trade name	3,201,074
Goodwill	6,648,381
Accounts payable and accrued expenses	(197,190)
Note payable	(3,000,000)
License fee payable	(1,731,067)

$ 36,158,171

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
SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

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

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues	$ --	$ --	$ --	$ --
Net loss from continuing operations before other
expense and income taxes	(32,939,028)	(33,638,685)	(33,901,482)	(34,730,384)
Net loss	(33,139,362)	(35,345,171)	(37,055,703)	(35,711,825)
Net loss applicable to common stockholders	(33,139,362)	(35,544,871)	(37,334,404)	(36,599,025)
Basic and diluted loss per common share	(1.13)	(1.48)	(1.27)	(1.54)
Weighted average shares used in loss per share
calculation	29,357,444	24,015,966	29,306,793	23,763,993

Going concern and management’s plans:

In the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the Report of the Independent Registered Public Accounting Firm included an explanatory paragraph that described substantial doubt about the Company’s ability to continue as a going concern. The Company’s interim financial statements for the three and six months ended June 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $17,740,000

HYDROGEN POWER, INC.
(FORMERLY KNOWN AS EQUITEX, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

1.     Organization and basis of presentation and management’s plans (continued):

Going concern and management’s plans (continued):

for the six months ended June 30, 2007, and incurred previous significant losses of $27,239,000 and $8,842,000 for the years ended December 31, 2006 and 2005, respectively. Additionally, the Company has used cash in operations of approximately $1,738,000 for the six months ended June 30, 2007 and, $5,799,000 for the year ended December 31, 2006. Although the net losses included certain non-cash expenses for the six months ended June 30, 2007 of approximately $16,397,000 and $21,000,000 for the year ended December 31, 2006, the Company also incurred research and development costs related to expenses in continuing to develop a commercial application of its licensed technology and in the design and engineering of prototypes in addition to corporate, selling, general and administrative expenses. Additionally, at June 30, 2007, the Company has a working capital deficit of approximately $1,052,000 and an accumulated deficit of approximately $72,707,000. Based on the losses that were being incurred at FFFC, it was becoming increasingly difficult to continue to fund its operations. Additionally, due to intense competition in the market and the lack of assurance that FFFC would be able to obtain renewals of its existing casino contracts or to obtain contracts with new customers and difficulty in attracting and retaining experienced employees, the Company decided to complete the Asset Sale. Presently, the Company has no revenues and limited resources.

On August 6, 2007, the company received a notice of default from two of its lenders demanding immediate payment of all monies due including costs incurred in collection. (See “Note 4”)

These factors raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the Company will have adequate resources to fund future operations, if any, or that funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2. Summary of significant accounting policies:

Goodwill:

Goodwill represents the excess of the purchase price over the estimated fair value of the net identified tangible and intangible assets of the acquired business. In accordance with Statement of Financial Accounting Standards (“FAS”) No. 142, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment on an annual basis, or if indicators of potential impairment exist, using a fair-value based approach. The Company currently has one operating segment and reporting unit. As such, the Company evaluates impairment based on certain external factors, such as its market capitalization. No impairment of goodwill has been identified during any of the periods presented.

HYDROGEN POWER, INC.
(FORMERLY KNOWN AS EQUITEX, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

2. Summary of significant accounting policies (continued):

Reclassifications:

In addition to retroactively restating FFFC, Nova and Denaris as discontinued operations, certain minor reclassifications of amounts reported in the 2006 consolidated financial statements have been made to conform to the 2007 presentation.

Recently issued accounting pronouncements:

In June 2007, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. The Company does not expect the adoption of EITF 07-3 to have a material impact on the financial results of the Company.

3.  Discontinued operations:

Income from discontinued operations for the three and six months ended June 30, 2006 of FFFC, Key, Nova and Denaris were as follows:

	Three months ended June 30,	Six months ended June 30,
	2006	2006
Revenues	$ 211,505	$ 2,259,750
Operating expenses	(676,189)	(3,894,339)

Loss from operations	(464,684)	(1,634,589)
Gain on sale of assets	--	4,145,835
Other expenses	(1,006,486)	(1,435,223)

Income before income taxes	(1,471,170)	1,076,023
Income tax expense (benefit)	(424,000)	604,000

Net income (loss)	($1,047,170)	$ 472,023

4. Convertible and other promissory notes and long-term debt:

Convertible and other promissory notes and long-term debt at June 30, 2007 and December 31, 2006, consist of the following:

	June 30, 2007	December 31, 2006

Notes payable to individual investors (due February 2008)		$ 2,108,000
Note payable to a former director (due September 30, 2007)	$ 37,500	37,500
Convertible promissory notes; interest at 10% per annum; collateralized by all assets of Chex and the Company's stock ownership in FFFC; due December 2007; net of discount of $52,693 (2007) and $115,921 (2006) [A]	1,342,975	1,577,713
Convertible debentures; due in full December 2009; unsecured; net of discount of $20,419		29,581

	1,380,475	3,752,794
Less amounts included in liabilities of discontinued operations (2006)	--	(2,108,000)
Less current maturities	(1,380,475)	(1,615,213)

Long-term debt, net of current portion	$ --	$ 29,581

HYDROGEN POWER, INC.
(FORMERLY KNOWN AS EQUITEX, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

4.     Convertible and other promissory notes and long-term debt (continued):

[A] In March 2004, the Company closed on $5,000,000 of convertible promissory notes (the “Notes”) with two financial institutions (the “Lenders”). The Notes carried a stated interest rate of 7% per annum and have a 45-month term. Interest only payments were due April 2004 through June 2004. Beginning in July 2004, principal and interest payments amortize over the remaining 42-month period. The Notes are senior to all other debt of the Company and are collateralized by all assets of Chex as defined in the security agreement. The Notes require the Company to maintain cash balances of 140% of the outstanding principal balance. The Company is currently not in compliance with this requirement.

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

The Notes are convertible into common stock of the Company at $6.885 reduced to $5.50 on September 15, 2005 per share up to an amount equal to 4.99% of the Company’s outstanding common stock. The Company has the right to make any monthly payment of principal and interest in shares of its common stock. If the Company exercises its rights, the common stock is to be issued based on 80% of the average bid price for the lower of the three or twenty days prior to the payment due date. The maximum number of shares that can be delivered as payment is to be equal to 10% of the average monthly trading volume for the month prior to the payment due date. The Company may also issue common shares each month in an amount not to exceed 10% of the prior month’s total share volume as payment, to be applied to the outstanding principal balance up to a value of $100,000. For the six months ending June 30, 2007, the Company issued 22,556 shares of its common stock valued at $26,616 as partial payment for principal and interest to the Lenders, with additional principal amounts paid in cash to the Lenders. However, the total paid in the six months ended June 30, 2007 was approximately $486,000 less than the principal and interest due for the period. The Company made a payment on the Notes in the Month of July of $575,000, bringing the balances due current thru July 2007. The Company did not make the required payment for August 2007 of approximately $149,000 and is currently in default.

On August 6, 2007, the Company received a notice of default from the Lenders demanding immediate payment of all monies due under the notes due to multiple events of default, including failure to make payments when due. The Company currently does not have adequate assets to satisfy its obligations and must either obtain a waiver from its Lenders or raise additional funds in the very near future. Even if the Company were able to obtain a waiver from the Lender of this default, the Company will need to raise funds to continue operation before the end of 2007. There can be no assurance that the Company will be able to raise funds on favorable terms, or at all. Failure to raise funds in the near term will significantly impact its ability to continue as a going concern and may result in the Company ceasing operations and could possibly result in the need to file for bankruptcy.

The Notes contain certain standard anti-dilution provisions requiring the Company to pay the Lenders as collateral, the pro-rata number of shares the Lenders would receive in any spin-off or dividend from the Company as if the remaining principal balance under the Note was fully converted at $6.885 per share. The Lenders also received warrants to acquire up to 133,334 shares of the Company’s common stock at an exercise price of $9.00 per share. The warrants are exercisable for a period of five years, and include a cashless exercise provision. These warrants were valued at $358,400 based upon the Black-Scholes option-pricing model, and therefore $358,400 of the total costs was allocated to the warrants, resulting in an imputed interest rate of 7.5%. In June 2004, the Company reduced the exercise price of these warrants to $7.65 per share. In August 2004, the Company reduced the exercise price of these warrants to $4.26 per share. As a result of the additional allocation resulting from these reductions in exercise price, the Company allocated an additional $102,800 to these warrants. The Company reduced the carrying value of the Notes by this amount and is amortizing the discount to interest expense over the 45-month term of the Notes. Accordingly, $31,614 has been recorded as interest expense in the consolidated condensed statements of operations during the three months ended June 30, 2007 and 2006, respectively and $63,228 was recorded as interest expense for the six months ended June 30, 2007 and 2006, respectively. In addition, warrants to acquire up to 50,000 shares of common stock of the Company, exercisable at $6.00 per share for a period of two years, were issued to an advisory firm in connection with the transaction. These warrants were valued at $164,700 based upon the Black-Scholes option-pricing model. The Company also paid cash of $320,000 for legal services and finders’ fees in connection with the transaction. The Company recorded the value of these warrants and the cash paid as deferred loan costs and is amortizing these costs over the 45-month term of the Notes. Accordingly, $32,313 and $64,626 is included in corporate selling general and administrative expense in the consolidated condensed statements of operations during the three and six months ended June 30, 2007 and 2006, respectively. At June 30, 2007 and December 31, 2006, deferred loan costs were $64,626 and $129,252, respectively, which are included in prepaid expenses and other on the Condensed Consolidated Balance Sheets.

HYDROGEN POWER, INC.
(FORMERLY KNOWN AS EQUITEX, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

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

Amounts owed under the SL Agreement with GHTI are non-interest bearing. The obligation was originally stated at its net present value of $2,615,200 using an effective interest rate of 6%. Remaining minimum payments required under the SL Agreement are due as follows:

June 30,	Total	Amount representing interest	Principal amount due

2007	$ 387,903	$ 58,129	$329,774
2008	666,667	53,987	612,680

	$1,054,570	$112,116	$942,454

The 2007 payment of principal and interest aggregating approximately $388,000 was due in March 2007 and is delinquent, and since all amounts owed are payable within the next twelve months, $942,454 of principal amount due and $52,555 of unpaid interest is included in current liabilities in the condensed consolidated balance sheet at June 30, 2007. Included in interest expense for the six months ended June 30, 2007 and 2006 (from March 14, 2006, the date of the acquisition of Old HPI) in the consolidated condensed statements of operations is $30,000 and $32,365, respectively, related to this obligation. The Company made a payment of $150,000 in July 2007. The Company is currently in discussions with GHTI regarding payment of the past due obligation of approximately $238,000.

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

Other transactions with officers and directors:

In February 2006, the Company entered into an agreement with KN Consulting, a company owned by John Martin, a director (effective January 2007 director of the Company, director of Old HPI for 2006 through September), to purchase technical and management advisement on engineering programs and prototype development. The agreement is on a month-to-month basis and $12,000 and $24,000 is included in research and development costs in the consolidated condensed statements of operations for the three and six months ending June 30, 2007.

HYDROGEN POWER, INC.
(FORMERLY KNOWN AS EQUITEX, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

5. Commitments and contingencies (continued):

Other transactions with officers and directors (continued):

On December 29, 2006, the Company entered into a consulting agreement (the “Consulting Agreement”) with HF Services, LLC (“HF Services”). HF Services is owned by Henry Fong, who at the time of the Consulting Agreement was entered into, was a director of the Company. Pursuant to the Consulting Agreement, HF Services will assist the Company in securities matter and compliance with applicable securities rules and regulations. The Consulting Agreement has a one-year term and provides for a $20,000 per month fee. Accordingly, $60,000 and $120,000 is included in selling, general and administrative expense for the three and six months ended June 30, 2007 in the consolidated condensed statement of operations.

6. Redeemable preferred stock:

Series K convertible preferred stock:

In August 2005, the Company issued 3,055 shares of 6% Series K convertible preferred stock (the “Series K Preferred Stock”) along with warrants to purchase 175,000 shares of common stock in exchange for all outstanding shares of Series G and I preferred stock (Note 12). The Company reduced the carrying value of the Series K preferred stock by the relative fair value of the warrants ($355,000), which was based on the Black-Scholes option-pricing model, with an offset to additional paid-in capital. The Series K Preferred Stock is convertible at the holder’s option at any time through June 2009 into shares of the Company’s common stock at a conversion price equal to the lesser of (i) $2.75 per share and (ii) 65% of the 5 day average closing bid price of the Company’s common stock as specified in the agreement, provided that the percentage of the 5 day average closing bid price shall increase to 75% upon the occurrence of certain events. The holder of each share of the Series K preferred stock is entitled to cumulative dividends at 6% per annum, payable quarterly, with an 18% dividend default rate. Dividends are payable in cash or shares (at market value) of the Company’s common stock. The beneficial conversion feature was valued at $2,277,000 using the effective conversion price. As a result, the Company reduced the carrying value of the Series K Preferred Stock for this amount with an offset to additional paid-in capital. The warrants and beneficial conversion feature are being accreted over the four-year term of the Series K Preferred Stock, and as a result, loss applicable to common stockholders was increased by $852,000 and $164,500 respectively for the three and six months ended June 30, 2006. In January 2007, based on the conversion of the remaining 445 shares of Series K, the Company accreted $278,700, with an offset to additional paid-in capital. In January 2007 the remaining 445 shares of Series K Preferred Stock, plus the unpaid dividends, were converted to an aggregate of 483,253 shares of common stock of the Company, at a conversion price of $0.97 for the 445 shares of Series K Preferred Stock and cumulative unpaid dividends of $36,490 (accrued at December 31, 2006) were converted at $1.49 per share.

7. Stockholders’ equity (deficiency):

Options:

A summary of the status of stock options outstanding and exercisable and weighted average exercise prices at June 30, 2007 and December 31, 2006 are as follows:

	2003 Plan		2005 Plan		Total

	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price

December 31, 2006 and June 30, 2007	484,966	$ 5.23	447,500	$ 1.64	932,466	$ 3.51

All options outstanding at June 30, 2007 are exercisable and expire from May 2008 through September 2011.

HYDROGEN POWER, INC.
(FORMERLY KNOWN AS EQUITEX, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

7. Stockholders’ equity (deficiency) (continued):

Options (continued):

The exercise prices of all options outstanding at June 30, 2007 were in excess of the market price of the Company’s common stock at that date and thus there is no intrinsic value.

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of options as of June 30, 2007.

Exercise price range	Number of options Outstanding	Weighted Average exercise price	Weighted average remaining life

$1.60 - $2.00	447,500	$1.64	4.48
$4.08 - $6.18	484,966	$5.23	1.95

	932,466	$3.51	3.16

Warrants:

A summary of the status of common stock warrant transactions for the six months ended June 30, 2007 are as follows:

	Shares	Weighted Average exercise price

Outstanding at January 1, 2007	2,982,775	$ 3.14
Granted
Exercised
Expired	(183,209)	(3.88)

Outstanding at June 30, 2007	2,799,566	$ 2.52

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of warrants as of June 30, 2007.

Exercise price range	Number of options Outstanding	Weighted Average exercise price	Weighted average remaining life

$1.50 - $3.00	2,338,833	$ 1.98	0.96
$3.01 - $4.50	75,000	$ 4.50	1.16
$5.00 - $6.00	385,733	$ 5.41	0.96

	2,799,566	$ 2.52	1.00

HYDROGEN POWER, INC.
(FORMERLY KNOWN AS EQUITEX, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

8. Income taxes:

Income tax expense for the three and six months ended June 30, 2006 was $424,000 and $737,000, respectively. This amount is primarily related to income taxes as a result of the Asset Sale in January 2006. In addition, the Company has not recognized a tax benefit related to the net operating losses generated during the three and six months ended June 30, 2007, as realization of the deferred tax asset is not considered more likely than not and therefore an allowance has been applied against this amount.

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

GENERAL

Hydrogen Power, Inc. (formerly Equitex, Inc.) (the “Company”) through January 31, 2006, operated primarily through its then majority-owned subsidiary FastFunds Financial Corporation (“FFFC”). As disclosed in the December 31, 2006 Form 10-K, the Company and FFFC also have several other non-operating wholly-owned subsidiaries. As of June 30, 2007, the Company owns approximately 48% of FFFC’s outstanding common stock.

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

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2006, 2005 and 2004. The financial results for the three and six months ended June 30, 2006 and 2007 are those of the Company and since March 14, 2006, Old HPI. Pursuant to the terms of a Redemption, Stock Sale and Release Agreement (the “Redemption Agreement”), FFFC, Denaris, Key and Nova’s results for 2006 are presented in a one-line presentation and are included in the results in “income (loss) from discontinued operations”.

BUSINESS ACQUISITION:

Acquisition of Old HPI

Pursuant to an Agreement and Plan of Merger and Reorganization, as amended, (the “Merger Agreement”) the Company, in March 2006, acquired 100% of Old HPI. The initial consideration consisted of 3,038,990 shares of our common stock, 132,122 shares of our common stock reserved for the exercise of options to purchase 1,550,000 shares of Old HPI common stock and warrants issued to purchase up to 1,600,000 shares of our common stock, the initial terms of which included an exercise price of $3.00 and an expiration date of February 2007. The total value of the initial consideration was $16,729,864 and the total initially allocated to identifiable intangible assets was $19,316,074. In February 2007, the Company modified the terms of the warrants by reducing the exercise price to $2.00 and extending the expiration date to August 2007. As a result of these modifications, the Company recognized an additional expense of $99,200 based upon the Black-Scholes option pricing model and such expense is included in selling, general and administrative expense in the condensed consolidated statement of operations for the six months ending June 30, 2007.

The Company also issued to the stockholders of Old HPI 300,000 shares of its Series L Preferred Stock (the “Preferred Stock”). The Preferred Stock, issued in three equal amounts (referred to as the L-1, L-2 and L-3 Preferred Stock, respectively), whereby each amount is convertible into 40% of the Company’s common stock on the 180th, 270th and 360th day following closing of the merger, respectively. The conversion of the Preferred Stock is subject to the achievement by Old HPI of certain performance benchmarks as defined in the Certificate of Designation of Series L Preferred Stock, the satisfaction of which is to be determined by the Board of Directors of the Company in its sole discretion. The benchmarks include HPI’s use of its hydrogen technology to develop prototype generators for various micro and portable power applications and for various macro power applications such as fuel cells and internal combustion engines (the “Benchmarks”). Based on the achievement of the benchmarks, on January 3, 2007, the Company issued, upon the conversion of the L-1 and L-2 preferred stock, an aggregate of 12,594,622 shares of the its common stock, and an additional 711,431 shares of its common stock have been reserved for issuance upon the exercise of Old HPI outstanding options. The Company has valued the 12,594,622 shares (the “Additional Shares”) of its common stock at $18,640,041 (based on the market price of the common stock on the date the Company issued the shares). The value of the 711,431 shares of common stock reserved for issuance upon the exercise of Old HPI options was $788,266 based on the Black Scholes option pricing model. Accordingly, $19,428,307 has been added to the purchase price allocation during the three months ending March 31, 2007. Immediately following the conversion of the Series L-1 and L-2 Preferred Stock into common stock on January 3, 2007, the former shareholders of Old HPI held an aggregate of 15,633,612 shares of the Company’s common stock, constituting approximately 54.1% of the Company’s outstanding stock. The former majority shareholder of Old HPI, GHTI, holds approximately 49.3% of the Company’s outstanding common stock. Additionally, former option holders of Old HPI hold options to purchase an aggregate of 843,553 shares of the Company’s common stock.

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

Our objective is to develop and market our licensed proprietary hydrogen production process for use in commercial applications that require hydrogen, but where hydrogen storage and/or distribution is too costly or not feasible. Our management believes, based on their product and market review, that our hydrogen production process may be a commercially viable process for: (1) small volume hydrogen production for various industrial applications; and (2) fuel cell applications where on-demand hydrogen is required or is an advantage such as for selected portable power, stationary and mobile back-up generator power, and small scale transportation applications. Our new Chief Executive Officer is currently assessing, with his advisors, the technology and possible applications thereof. Thus, possible application areas, and any others contained in this document should be considered tentative.

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

Subsequent to FFFC redeeming its shares of common stock pursuant to the Redemption Agreement, the Company owned 3,500,000 shares of common stock of FFFC. As of June 30, 2007, this represents approximately 48% of the outstanding common stock of FFFC. So long as the Company holds 10% or more of the outstanding equity or voting interest in FFFC, it has agreed to vote its shares of capital stock of FFFC in the same manner and proportion as other stockholders of FFFC vote their shares (the “Voting Arrangement”). Due to the ownership percentage being below 50% and pursuant to the terms of the Voting Arrangement in the Redemption Agreement, management of the Company has determined that they do not have any significant control of FFFC. Accordingly, the Company is no longer consolidating FFFC and its subsidiaries (Key, Nova and Denaris) in its financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2007, net cash used in operating activities was $1,738,000 compared to $3,751,000 for the six months ended June 30, 2006. The net loss for the six months ended June 30, 2007 increased to $17,740,000 from $3,291,000 for the six months ended June 30, 2006. The increase in net loss was primarily attributable to costs of $12,780,000 incurred in acquiring the technology, trade name and sub-license agreement (“Acquisition Costs”) of Old HPI and our loss of $2,516,000 from the transactions provided for in the Redemption Agreement and a loss of $564,000 on our investment in FFFC. The results for the six months ended June 30, 2006 included gain from discontinued operations of $472,000, which was comprised of gain on the Asset Sale of $4,146,000, offset by operating losses of FFFC of approximately $3,125,000 and a decrease in deferred income taxes of $1,333,000 (including $596,000 in discontinued operations). Adjustments to the current period’s results included non-cash expenses of approximately $16,397,000, significantly comprised of $12,780,000 of Acquisition Costs, $2,516,000 loss on disposal of subsidiaries, $564,000 loss on investments, $399,000 of non-cash compensation expense and modification of warrants and $138,000 of depreciation and amortization. The 2006 adjustments were approximately $640,000, significantly comprised of $1,739,000 of expenses related to stock and warrants issued, $1,333,000 of deferred income taxes, $1,154,000 for depreciation and amortization, provision for bad debt of $518,000 and $4,146,000 gain on the sale of assets.

Net cash used in investing activities for the six months ended June 30, 2007 was $60,000 compared to net cash provided by investing activities of $14,910,000 for the six months ended June 30, 2006. Net cash provided in 2006 investing activities was primarily attributable to the net proceeds of $12,713,000 from the Asset Sale and $2,203,121 cash acquired in the Old HPI acquisition.

Net cash used in financing activities for the six months ended June 30, 2007 was $273,000 compared to $10,474,000 for the six months ended June 30, 2006. The activity for the six months ended June 30, 2007 was the repayment of notes payable. The 2006 activity included the receipt of $635,000 from the borrowings of notes payable. In addition, the Company repaid $10,075,000 of notes payable and $1,081,000 of checks issued in excess of cash in bank from the proceeds of the Asset Sale.

For the six months ended June 30, 2007, net cash decreased by $2,071,000 compared to an increase of $685,000 for the six months ended June 30, 2006. Ending cash at June 30, 2007, was $1,508,000 compared to $9,092,000 at June 30, 2006. The 2006 cash balance includes cash included in discontinued operations of $3,124,000.

The Company received an extension on its Note and Loan Payable to a related party of $37,500 until September 30, 2007. No other terms and conditions of the note changed.

The Company is currently in default of its payment obligation to lenders of approximately $486,000 as of June 30, 2007. The Company made a payment on the Notes in July 2007 of $575,000, bringing the balances due current thru July 2007 which includes the payment due in July. The Company, however, did not make the required payment for August of approximately $149,000 and is currently in default. On August 6, 2007, the Company received a notice of default from the Lenders demanding immediate of all monies due under the notes due to multiple events of default, including failure to make payments when due. The Company currently does not have adequate assets to satisfy its obligations and must either obtain a waiver from its Lenders or raise additional funds in the very near future. Even if the Company were able to obtain a waiver from the Lender of this default, the Company will need to raise funds to continue operation before the end of 2007. The can be no assurance that the Company will be able to raise funds on favorable terms, or at all. Failure to raise funds in the near term will significantly impact its ability to continue as a going concern and may result in the Company ceasing operations and could possibly result in the need to file for bankruptcy.

RESULTS OF OPERATIONS

Financial statements for the three and six months ended June 30, 2006 have been retroactively reclassified to include Nova and Denaris in the previously reported discontinued operations of FFFC and Key.

CORPORATE SELLING, GENERAL AND ADMINISTRATIVE

For the three and six months ended June 30, 2007, corporate expenses include those of the Company and for the three and six months ended June 30, 2006 are those of the Company and from March 14, 2006 Old HPI (the date of the acquisition). Corporate Selling General and administrative costs for the three months ended June 30, 2007 were $471,000, a decrease of $797,000 from the same period last year. This was primarily due to the significant reduction of expenses due to relocation of corporate headquarters to Seattle in 2007 of approximately $251,000 and the reduction of management fees of $147,000 which were eliminated in 2007. For the six months ended June 30, 2007 these expenses were $1,203,000 a decrease of approximately $906,000 from the same period last year. The reduction in expenses for the six month period were due primarily to the significant reduction of expenses due to relocation of corporate headquarters to Seattle in 2007 of $626,000 and the reduction in management fees of approximately $294,000.

RESEARCH AND DEVELOPMENT COSTS

For the three months ended June 30, 2007, Research and Development costs were $372,000 an increase of approximately $97,000 when compared to the same period last year due primarily to the expenses associated with a contract for development of our technology with a University. For the six months ended June 30, 2007 these expenses were $602,000 or $327,000 higher than last year. The increase is primarily due to the contract mentioned above and no expenses were recognized in the first quarter of 2006 as the acquisition of Old HPI was not effective until March 14, 2006.

OTHER INCOME (EXPENSE):

Consolidated net other expenses for the three and six months ended June 30, 2007 were $200,000 and $3,154,000, respectively, compared to $235,000 and $642,000 for the same three and six month periods in 2006. During the six months ended June 30, 2007, pursuant to transactions described in the Redemption Agreement, the Company recognized an expense of $2,516,000 related to the partial disposition of its investments in FFFC, and the disposition of Key, Nova and Denaris. For the three and six month periods ending June 30, 2007, the company recorded a loss on its investment in FFFC of $176,000 and $564,000 respectively. Interest expense decreased by $244,000 and $564,000, respectively for the three and six month periods ended June 30, 2007 when compared to the same periods in 2006. The decrease was primarily attributable to non-cash interest expense of approximately $400,000 related to the settlement of various obligations to note holders for the six months ended June 30, 2006. Interest income increased by $3,000 for the six months ended June 30, 2007 compared to June 30, 2006 but declined by $33,000 for the second quarter of 2007 when compared to 2006. The decline for the second quarter 2007 when compared to the same period last year is due primarily to lower cash balances in interest bearing accounts.

INCOME TAX EXPENSE

Income tax expense for the three and six months ended June 30, 2006 were $424,000 and $737,000 respectively and is primarily related to the income taxes as a result of the Asset Sale in January 2006. In addition, the Company has not recognized a tax benefit related to net operating losses generated during the three and six months ended June 30, 2007, as realization of the deferred tax asset is not considered more likely than not and therefore an allowance has been applied against this amount.

CONTRACTUAL OBLIGATIONS

There were no new material contractual obligations during the quarter ended June 30, 2007.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. The Company does not expect the adoption of EITF 07-3 to have a material impact on the financial results of the Company.

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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt. The Company has only fixed rate debt, as follows:

	June 30,	December 31,
Contractual obligation	2007	2006	Interest rate

Notes payable	$ 37,500	$ 2,145,500	Fixed 10% - 15%
Long-term debt	1,395,669	1,693,634	Fixed 10%
Operating lease obligations	200,000	224,000	Fixed 10%

Debt outstanding, before note discounts (1)	$ 1,633,169	$ 4,063,134

(1)	Excludes discount of $52,693 (2007) and $115,921 (2006) to the carrying value of the notes that are included in the Company’s balance sheet as of June 30, 2007 and December 31, 2006.

ITEM 4.

DISCLOSURE CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the last day of the period of the accompanying financial statements. Based on that review and evaluation, management has concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms. There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the risk factors disclosed in “Section 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2006 but please carefully consider both the risk factors of our annual report on Form 10-K and the risk factors below. The risk factors described below were previously disclosed on the Form 10-K but have been updated to provide more recent financial and factual information as of June 30, 2007.

We are in default on certain secured convertible promissory notes which could seriously limit our future existence and development

We currently owe certain lenders approximately $0.9 million on the Notes described in Note 4 A to the financial statements that are payable over the balance of the year, which would substantially deplete working capital currently available to HPI. On August 6, 2007, the Company received a notice of default from the Lenders demanding immediate payment of all monies due under the Notes due to multiple events of default, including failure to make payments when due. Pursuant to the declaration of an event of default, the Lenders have declared the entire outstanding and unpaid principal amount of the Notes, together with the accrued and unpaid interest immediately due and payable. As of August 3, 2007, the total amount due to the Lenders is $913,092.41 The Company does not have the financial resources to pay the amounts due under the Notes. The Lenders have also demanded delivery of the original stock certificate for 3.5 million shares of common stock of FastFunds Financial Corporation pursuant to the terms of a Stock Pledge Agreement dated September 15, 2005. As of June 30, 2007, the Company owns approximately 48% of the outstanding common stock of FastFunds Financial Corporation. The Notes are collateralized by all of the assets of the Company. Please also see the Management’s Discussion and Analysis of Financial Condition in this document for more details on these and other financial issues.

Chex is a guarantor of certain debt of HPI, and the Company’s entire investment in Chex (i.e., its ownership of all outstanding Chex stock) is subject to a security interest securing such obligation. Furthermore, all of the assets of Chex are subject to a security interest for the same debt.

In March 2004, HPI closed on $5 million of debt financing and issued convertible promissory notes in that principal amount to two financial institutions (the “Lenders”). The proceeds from the promissory notes were immediately thereafter loaned to Chex. The promissory notes are collateralized, among other things, by all of the assets of Chex, and by the Company common stock owned by HPI. In conjunction with the Asset Sale, the holders of the promissory notes consented to the sale of assets that secured their notes. In contemplation of the Redemption Agreement described above, on December 29, 2006, HPI and FastFunds obtained the consent of the two financial institutions to complete the transactions contemplated by the Redemption Agreement. Contemporaneously with receipt of the consent, HPI and FastFunds entered into an Note and Security Amendment Agreement dated December 29, 2006 with the Lenders, pursuant to which it was agreed to amend certain terms of the Convertible Promissory Note dated March 8, 2004 in favor of Lenders in the principal amount of $5,000,000 to increase the interest rate applicable to the Convertible Promissory Notes from 7% per annum to 10% per annum and the default interest rate from 10% to 13%. We have defaulted on the obligations specified under the promissory notes, and if we or Chex cannot cure such defaults, FastFunds’ remaining assets could be lost. Chex is not expected to have the reserves to pay any of such claims.

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

Hydrogen Power, Inc.
(Registrant)

Date: August 14, 2007	By: /s/ David J. Cade
David J. Cade
Chief Executive Officer and
Principal Accounting Officer