Form 10-Q
period 2007-09-30
HYDROGEN POWER INC
filed 2007-11-19
CIK 716101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes	No
Number of shares of common stock outstanding at November 12, 2007: 29,357,444

HYDROGEN POWER, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS EQUITEX, INC.)

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial statements:

Condensed consolidated balance sheets –

September 30, 2007 (unaudited) and December 31, 2006	1

Condensed consolidated statements of operations-

three and nine months ended September 30, 2007 and 2006 (unaudited)	2

Condensed consolidated statement of changes in

stockholders’ equity (deficiency) - nine months ended

September 30, 2007 (unaudited)	3

Condensed consolidated statements of cash flows –

nine months ended September 30, 2007 and 2006 (unaudited)	4 – 5

Notes to condensed consolidated financial statements (unaudited)	6 – 15

Item 2.	Management’s discussion and analysis of financial condition and results of operations	16

Item 3.	Quantitative and qualitative disclosures of market risk	20

Item 4.	Disclosure controls and procedures	21

PART II	OTHER INFORMATION

Item 1.	Legal proceedings	22

Item 2.	Changes in securities and use of proceeds	22

Item 3.	Defaults upon senior securities	22

Item 4.	Submission of matters to a vote of security holders	23

Item 5.	Other information	23

Item 6.	Exhibits	23

Signatures	24

i

HYDROGEN POWER, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS EQUITEX, INC.)

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited) September 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$83,910	$3,121,436
Cash held in trust	—	457,564
Receivables, net	—	230,944
Prepaid expenses and other	320,078	568,093
Assets of discontinued operations	—	140,213

Total current assets	403,988	4,518,250
Notes and interest receivable, net	—	304,575
Property, equipment and leaseholds, net	62,025	78,059
Investment in equity-method investee	838,599	—
Goodwill	6,648,381	—
Other assets	—	29,685

Total long-term assets	7,549,005	412,319

	$7,952,993	$4,930,569

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$252,565	$246,411
Current portion of sub-license fee payable to related party	612,680	329,774
Accrued expenses and other liabilities, including related
party accruals of $19,516 (2007) and $56,422 (2006)	180,057	1,232,833
Notes payable to related parties	477,725	37,500
Current portion of long-term debt	618,751	1,577,713
Liabilities of discontinued operations	—	2,670,081
Derivative liabilities	—	461,521

Total current liabilities	2,141,778	6,555,833

Sub-license fee payable to related party, net of current portion	—	612,680
Long-term debt, net of current portion	—	29,581

Total long-term liabilities	—	642,261

	2,141,778	7,198,094

Commitments and contingencies	—	—
Redeemable preferred stock
Series K convertible, 6% stated value $1,000 per share; $0.01 par value;
3,100 shares Authorized; 0 shares (2007) and 445 shares (2006)
issued and outstanding, net of Discount of $278,700 (2006)	—	166,300
Stockholders' equity (deficiency):
Preferred stock, Series L convertible; $0.01 par value; 300,000 shares authorized; issued and outstanding 100,000 (2007) and
300,000 (2006); liquidation preference $1,000 (2007) and $3,000 (2006)	1,000	3,000
Common stock, $0.01 par value; 50,000,000 shares authorized;
29,363,002 shares (2007) and 16,262,571 shares (2006) issued; 29,357,444
shares (2007) and 14,710,976 shares (2006) outstanding	293,631	162,626
Note receivable	—	(454,966)
Additional paid-in capital	79,827,654	59,738,043
Accumulated deficit	(74,197,033)	(54,967,287)
Common treasury stock at cost; 5,558 shares (2007) and 1,551,595
shares (2006)	(114,037)	(6,915,241)

Total stockholders' equity (deficiency)	5,811,215	(2,433,825)

	$7,952,993	$4,930,569

See notes to condensed consolidated financial statements.

HYDROGEN POWER, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS EQUITEX, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Cost incurred related to acquired
technology, trade name and sub-license
agreement	$—	$—	$12,779,926	$—
Corporate selling, general and administrative	645,183	1,843,474	1,949,263	3,952,863
Research and development costs	214,953	249,812	716,429	525,032

	$(860,136)	$(2,093,286)	$(15,445,618)	$(4,477,895)

Other income (expense):
Interest income	7,525	54,600	76,001	119,742
Interest expense, including related party
interest for the three months of $41,132
(2007) and $369 (2006) and $71,132 (2007)
and $9,861 (2006) for the nine months	(329,644)	(317,477)	(472,477)	(1,024,397)
Loss on disposal of subsidiaries	—	—	(2,516,157)	—
Equity in loss of equity method investee	(307,788)	—	(871,495)	—

	(629,907)	(262,877)	(3,784,128)	(904,655)

Loss from continuing operations before
income taxes	(1,490,043)	(2,356,163)	(19,229,746)	(5,382,550)
Income tax expense	—	(237,000)	—	(974,000)

Loss from continuing operations	(1,490,043)	(2,593,163)	(19,229,746)	(6,356,550)
(Loss) income from discontinued
operations, net of income taxes	—	(326,677)	—	145,346

Net loss	(1,490,043)	(2,919,840)	(19,229,746)	(6,211,204)
Accretion of preferred stock	—	(842,000)	(278,700)	(1,694,000)
Deemed preferred stock dividends	—	(21,000)	—	(94,000)

Net loss applicable to common
stockholders	$(1,490,043)	$(3,782,840)	$(19,508,446)	$(7,999,204)

Basic and diluted net (loss) income
per common share:
Loss from continuing operations	$(0.05)	$(0.27)	$(0.67)	$(0.73)
(Loss) income from discontinued
operations	$—	$(0.03)	$—	$0.01

Basic and diluted net loss per share	$(0.05)	$(0.30)	$(0.67)	$(0.72)

Weighted average number of common
shares outstanding:
Basic and diluted	29,357,444	12,777,648	29,185,460	11,085,910

See notes to condensed consolidated financial statements.

HYDROGEN POWER, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS EQUITEX, INC.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

	Series L Preferred Stock		Common stock		Additional paid-in capital	Common Treasury stock	Note receivable	Accumulated deficit	Total stockholders' Equity (deficiency)
	Shares	Amount	Shares	Amount
Balances, January 1, 2007	300,000	$ 3,000	16,262,571	$162,626	$59,738,043	$(6,915,241)	$(454,966)	$(54,967,287)	$(2,433,825)

Issuance of common stock and options to Shareholders of old HPI in conversion of Series L-1 and L-2 Preferred Stock	(200,000)	(2,000)	12,594,622	125,946	19,304,361				19,428,307

Issuance of common stock in satisfaction of long-term debt and accrued interest			22,556	226	26,390				26,616

Stock-based compensation arising from issuance and modification of warrants and options					430,879				430,879

Beneficial converson feature on convertible debt issued					166,514				166,514

Conversion of Series K preferred stock and unpaid dividends to common stock			483,253	4,833	440,167				445,000

Accretion of Series K preferred stock					(278,700)				(278,700)

Disposition of subsidiary common stock ownership to FFFC						6,801,204	454,966		7,256,170

Net loss								(19,229,746)	(19,229,746)

Balances, September 30, 2007	100,000	$ 1,000	29,363,002	$293,631	$79,827,654	$ (114,037)	$ -	$(74,197,033)	$ 5,811,215

See notes to condensed consolidated financial statements.

HYDROGEN POWER, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS EQUITEX, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

	2007	2006
Cash flow from operating activities:
Net loss	$ (19,229,746)	$ (6,211,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses incurred related to acquired technology, trade name and sublicense agreement	12,779,926	-
Provision for losses on notes and interest receivable, including bad debt expense	-	518,392
Loss on disposal of subsidiaries	2,516,157	-
Equity in loss of equity-method investee	871,495	-
Gain on sale of assets	-	(4,145,835)
Depreciation and amortization	109,219	1,287,685
Amortization of discounts related to warrants attached to notes payable	111,897	352,724
Expense incurred upon issuance or modification of stock, options and warrants	366,845	2,054,915
Beneficial conversion feature on convertible debt issued	166,514	-
Deferred income taxes	-	1,333,000
Non-cash compensation expense	353,438	167,200
Stock based compensation	-	693,588
Changes in assets and liabilities, net of effects of business acquisition and asset sale:
Decrease in accounts receivable	512	163,044
Decrease in other receivables	28,462	13,226
Decrease (increase) in interest receivable and other assets	(240,801)	341,515
Decrease in due to credit card holders	-	(16,574)
Decrease in accounts payable and accrued liabilities	(392,506)	(1,710,440)
Total adjustments	16,671,158	1,052,440
Net cash used in operating activities	(2,558,588)	(5,158,764)
Cash flows from investing activities:
Cash acquired in business acquisition of HPI	-	2,203,121
Cash and cash equivalents disposed of pursuant to redemption agreement	(55,553)	-
Purchase of furniture, fixtures and equipment	(10,293)	-
Issuances of notes receivable	-	(35,695)
Repayments of notes receivable, other	-	232,265
Proceeds received from FFFC asset sale, net of costs	-	12,712,784
Net cash (used in) provided by investing activities	(65,846)	15,112,475
Cash flows from financing activities:
Decrease in checks issued in excess of cash in bank	-	(1,015,823)
Proceeds from private placement	-	240,000
Purchase of treasury stock	-	(192,299)
Proceeds from the exercise of warrants and options	-	105,000
Payment on sub-license agreement fee payable	(91,871)	-
Borrowings of notes payable, related parties and other	250,000	695,000
Repayments of notes payable, related parties and other	(1,028,785)	(10,734,983)
Net cash used in financing activities	(870,656)	(10,903,105)
Decrease in cash and cash equivalents	(3,495,090)	(949,394)

HYDROGEN POWER, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS EQUITEX, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED) (CONTINUED)

	2007	2006
Cash and cash equivalents, beginning of year, including cash and cash equivalents included in assets held for sale (2006)	3,579,000	8,406,794
Cash and cash equivalents, end of period, including cash and cash equivalents included in assets of discontinued operations (2006)	$ 83,910	$ 7,457,400
Supplemental disclosure of cash flow information:
Cash paid for interest	155,442	1,473,586
Cash paid for income taxes	-	3,838
Non-cash investing and financing activities:
Issuance of common stock in satisfaction of note payable, long-term debt, accounts payable and accrued interest	26,616	1,662,413
Issuance of note as partial payment of sub-license agreement	237,903	-
Issuance of common stock in satisfaction of subsidiary liabilities	-	730,862
Conversion of Series K preferred stock to common stock	445,000	1,400,000
Issuance of common stock to subsidiary in satisfaction of amounts owed	-	6,144,000

See notes to condensed consolidated financial statements.

HYDROGEN POWER, INC.

(FORMERLY KNOWN AS EQUITEX, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

1. Organization and basis of presentation and management’s plans:

Organization and basis of presentation:

Hydrogen Power, Inc. (formerly Equitex, Inc.), (the “Company”), a Delaware corporation, was formed in 1983 as a business development company (“BDC”). In April 1998, the Company’s stockholders authorized a change in the nature of its business and withdrew its election as a BDC, which became effective in January 1999. On February 28, 2006, the Company’s (then known as “Equitex, Inc.”) shareholders authorized the acquisition (the “Acquisition”) of Hydrogen Power, Inc. (“Old HPI”). Effective March 14, 2006, pursuant to an Agreement and Plan of Merger and Reorganization as amended (the “Merger Agreement”) and through a series of other transactions whereby the result was Old HPI merged with and into the Company, with the Company remaining as the surviving corporation to the merger. In connection with that merger, and as set forth in the Certificate of Ownership, the Company changed its corporate name to Hydrogen Power, Inc. Old HPI, a Seattle based company, performs hydrogen-related testing, research and engineering, and has developed a patented system (Hydrogen Now TM) that creates pure hydrogen from aluminum and water. The patented technology allows hydrogen gas to be generated on-site and on-demand, and is designed to directly power any fuel cell, internal combustion engine application or other power conversion module. The Hydrogen Now process can supply hydrogen at customized rates and pressures, and may provide safe, cost-effective and stand-alone hydrogen solutions for small scale portable and stationary applications.

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

Prior to the acquisition of Old HPI, the Company was a holding company, and through January 31, 2006, operated primarily through its majority-owned subsidiary FastFunds Financial Corporation (“FFFC”). As of September 30, 2007, the Company owned approximately 48% of FFFC’s outstanding common stock. FFFC’s wholly-owned subsidiary Chex Services, Inc. (“Chex”), a Minnesota corporation, provided financial services prior to the sale of substantially all of Chex’s assets, which primarily consisted of check cashing, automated tell machine (ATM) access, and credit card advances to customers primarily at Native American owned casinos and gaming establishments (the “Asset Sale”).

Basis of presentation:

The condensed consolidated interim financial statements of the Company as of September 30, 2007, and for the three and nine months ended September 30, 2007 and 2006, have been prepared by the Company without audit by the Company’s independent auditors. In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of September 30, 2007, and for the periods ended September 30, 2007 and 2006, have been made. Those adjustments consist only of normal and recurring adjustments.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (“SEC”) on May 18, 2007. The results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the results to be expected for the full year.

The interim condensed consolidated financial statements presented herein include the financial statements of the Company as of and for the three and nine months ended September 30, 2007. For the three and nine months ended September 30, 2006, the financial statements included herein are of the Company and also include Old HPI effective March 14, 2006 (the date of the acquisition).    As a result of the Redemption Agreement (defined and described below), the operating results of FFFC and its wholly-owned subsidiaries, Key Financial Systems, Inc. (“Key”), Nova Financial Systems, Inc. (“Nova”) and its majority-owned subsidiary, Denaris Corporation (“Denaris”) are not consolidated as of September 30, 2007 and for the three and nine months ending September 30, 2006 have been retroactively restated and are included in income (loss) from discontinued operations on the consolidated statements of operations. As of September 30, 2007, the Company is accounting for its 48% ownership of FFFC on the equity method as a one-line presentation on the balance sheet (investment in equity-method investee) and on the consolidated statement of operations (equity in loss of equity-method investee). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

1. Organization and basis of presentation and management’s plans (continued):

Basis of presentation (continued):

Return of subsidiary common stock (continued):

Subsequent to FFFC redeeming its shares of common stock pursuant to the Redemption Agreement, the Company owned 3,500,000 shares of common stock of FFFC. As of September 30, 2007, this represents approximately 48% of the outstanding common stock of FFFC. So long as the Company holds 10% or more of the outstanding equity or voting interest in FFFC, it has agreed to vote its shares of capital stock of FFFC in the same manner and proportion as other stockholders of FFFC vote their shares (the “Voting Arrangement”). Due to the ownership percentage being below 50% and pursuant to the terms of the Voting Arrangement in the Redemption Agreement, management of the Company has determined that they do not have any significant control of FFFC. Accordingly, the Company is no longer consolidating FFFC and its subsidiaries (Key, Nova and Denaris) in its financial statements, and is now accounting for its 48% ownership of FFFC on the equity method as described above in basis of presentation.

The summarized financial results of FFFC and its subsidiaries for the three and nine months ended September 30, 2007 were as follows:

	3 months	9 months
Revenues, net	$ 21,103	$ 69,373
Gross margin	3,243	16,586
Net loss	665,945	1,746,554

Acquisition of Old HPI:

Pursuant to the Merger Agreement the Company, in March 2006, acquired 100% of Old HPI. The initial consideration consisted of 3,038,990 shares of the Company’s common stock, 132,122 shares of our common stock reserved for the exercise of options to purchase 1,550,000 shares of Old HPI common stock and warrants issued to purchase up to 1,600,000 shares of the Company’s common stock, the initial terms of which included an exercise price of $3.00 and an expiration date of February 2007. The total value of the initial consideration was $16,729,864 and the total initially allocated to identifiable intangible assets was $19,316,074. In February 2007, the Company modified the terms of the warrants by reducing the exercise price to $2.00 and extending the expiration date to August 2007. As a result of these modifications, the Company recognized an additional expense of $99,200 based upon the Black-Scholes option pricing model and such expense is included in corporate selling, general and administrative expense in the consolidated statement of operations for the nine months ending September 30, 2007.

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

During the nine months ended September 30, 2007, based on the additional consideration of $19,428,307 the Company recorded an expense of $12,779,926 and goodwill of $6,648,381. The goodwill recorded is a result of the total amount to be allocated of $38,744,381 exceeding the identifiable intangible assets acquired of $32,096,000 (as determined in a valuation report by an independent third party). The following table represents the purchase price allocation as of September 30, 2007:

HYDROGEN POWER, INC.

(FORMERLY KNOWN AS EQUITEX, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

	Three months ended Sept 30,		Nine months ended Sept 30,
	2007	2006	2007	2006
Revenues	$ --	$ --	$ --	$ --
Net loss from continuing operations before other
expense and income taxes	(32,960,136)	(34,193,286)	(34,761,618)	(36,891,038)
Net loss	(33,590,043)	(35,019,840)	(38,545,746)	(38,631,666)
Net loss applicable to common stockholders	(33,590,043)	(35,882,840)	(38,824,446)	(40,419,666)
Basic and diluted loss per common share	(1.14)	(1.41)	(1.32)	(1.64)
Weighted average shares used in loss per share
calculation	29,357,444	25,372,270	29,323,862	24,623,881

HYDROGEN POWER, INC.

(FORMERLY KNOWN AS EQUITEX, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

1. Organization and basis of presentation and management’s plans (continued):

Going concern and management’s plans:

In the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the Report of the Independent Registered Public Accounting Firm included an explanatory paragraph that described substantial doubt about the Company’s ability to continue as a going concern. The Company’s interim financial statements for the three and nine months ended September 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $19,230,000, for the nine months ended September 30, 2007, and incurred previous significant losses of $27,239,000 and $8,842,000 for the years ended December 31, 2006 and 2005, respectively. Additionally, the Company has used cash in operations of approximately $2,559,000 for the nine months ended September 30, 2007 and, $5,799,000 for the year ended December 31, 2006. Although the net losses included certain non-cash expenses for the nine months ended September 30, 2007 of approximately $17,275,000 and $21,000,000 for the year ended December 31, 2006, the Company also incurred research and development costs related to expenses in continuing to develop a commercial application of its licensed technology and in the design and engineering of prototypes in addition to corporate, selling, general and administrative expenses. Additionally, at September 30, 2007, the Company has a working capital deficit of approximately $1,738,000 and an accumulated deficit of approximately $74,197,000. Based on the losses that were being incurred at FFFC, it was becoming increasingly difficult to continue to fund its operations. Additionally, due to intense competition in the market and the lack of assurance that FFFC would be able to obtain renewals of its existing casino contracts or to obtain contracts with new customers and difficulty in attracting and retaining experienced employees, the Company decided to complete the Asset Sale. Presently, the Company has no revenues and limited resources.

On August 6, 2007, the company received a notice of default from two of its lenders demanding immediate payment of all monies due including costs incurred in collection. (See “Note 4”).

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

The Company’s objective is to continue to develop and eventually market its licensed proprietary hydrogen production process for use in commercial applications the require hydrogen, but where hydrogen storage and/or distribution is too costly or not feasible. Our management believes based on their product and market review that our hydrogen production process may be a commercially viable process. The Company plans on continuing its testing and evaluation of the commercial application of the licensed technology and the design and engineering of prototypes. The Company’s planned path to commercialization and market entry is to leverage its AlumiFuel™ cartridge-based technology through partnership arrangements with major players in each target applications area.

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

HYDROGEN POWER, INC.

(FORMERLY KNOWN AS EQUITEX, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

2. Summary of significant accounting policies (continued):

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

3. Discontinued operations:

Income from discontinued operations for the three and nine months ended September 30, 2006 of FFFC, Key, Nova and Denaris were as follows:

	Three months	Nine months
	ended Sept 30,	ended Sept 30,
	2006	2006
Revenues	$ 30,363	$ 2,290,113
Operating expenses	(482,039)	(4,376,378)

Loss from operations	(451,676)	(2,086,265)
Gain on sale of assets	0	4,145,835
Other expenses	(113,328)	(1,548,551)

Income (loss) before income taxes	(565,004)	511,019
Income tax expense (benefit)	(238,327)	365,673

Net income (loss)	$ (326,677)	$ 145,346

4. Convertible and other promissory notes and long-term debt:

Convertible and other promissory notes and long-term debt at September 30, 2007 and December 31, 2006, consist of the following:

	September 30, 2007	December 31, 2006

Notes payable to individual investors (due February 2008)		$ 2,108,000
Note payable to a former director (due December 31, 2007)	$37,500	37,500
Convertible promissory notes; interest at 10% per annum; collateralized by all assets of Chex and the Company’s stock ownership in FFFC; due December 2007; net of discount of $21,079 (2007) and $115,921 (2006) [A]	618,751	1,577,713
Convertible debentures; due in full December 2009; unsecured; net of discount of $20,419		29,581
Note payable to related party (GHTI); due in full on December 15, 2007 and bears interest at 10%	237,903	-
Convertible promissory notes to related parties;interest at 10% per annum; net of discount of $47,678; due on February 10, 2008; unsecured [B]	202,322	-

	1,096,476-	3,752,794
Less amounts included in liabilities of discontinued operations (2006)	-	(2,108,000)
Less current maturities	(1,096,476)	(1,615,213)

Long-term debt, net of current portion	$ -	$ 29,581

HYDROGEN POWER, INC.

(FORMERLY KNOWN AS EQUITEX, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

The Notes are convertible into common stock of the Company at $6.885 reduced to $5.50 on September 15, 2005 per share up to an amount equal to 4.99% of the Company’s outstanding common stock. The Company has the right to make any monthly payment of principal and interest in shares of its common stock. If the Company exercises its rights, the common stock is to be issued based on 80% of the average bid price for the lower of the three or twenty days prior to the payment due date. The maximum number of shares that can be delivered as payment is to be equal to 10% of the average monthly trading volume for the month prior to the payment due date. The Company may also issue common shares each month in an amount not to exceed 10% of the prior month’s total share volume as payment, to be applied to the outstanding principal balance up to a value of $100,000. For the nine months ending September 30, 2007, the Company issued 22,556 shares of its common stock valued at $26,616 as partial payment for principal and interest to the Lenders, with additional principal amounts paid in cash to the Lenders.

On August 6, 2007, the Company received a notice of default from Pandora Select Partners L.P. (“Pandora”) and Whitebox Hedged High Yield Partners L.P. (“Whitebox” together with Pandora “Lenders”) demanding immediate payment of all monies due under the convertible promissory notes due to multiple events of default, including failure to make payments when due. Pursuant to the declaration of an event of default, the Lenders declared the entire outstanding and unpaid principal amount of the Notes, together with the accrued and unpaid interest immediately due and payable. As of August 3, 2007, the total amount due to the Lenders was $913,092. The Company did not have the financial resources to pay the amounts due under the Notes. The Lenders also demanded delivery of the original stock certificate for 3.5 million shares of common stock of FastFunds Financial Corporation pursuant to the terms of a Stock Pledge Agreement dated September 15, 2005. As of September 30, 2007, the Company owns approximately 48% of the outstanding common stock of FastFunds Financial Corporation. The Notes are collateralized by all of the assets of the Company. On August 16, 2007, the Company entered into a forbearance agreement with Pandora Select Partners L.P. (“Pandora”) and Whitebox Hedged High Yield Partners, LP (“Whitebox”). The agreement provided that Whitebox and Pandora would forbear from execution upon any judgement entered and further collection of the $946,982 owed them under notes due from the Company in exchange for the following:

a.	The Company making a payment of $300,000 on August 14, 2007,

b.	the Company making a final payment of $646,982 on or before October 15, 2007,

c.	the delivery of an original stock certificate for 3,500,000 shares of common stock of FastFunds Financial Corporation pledged as collateral,

d.	the delivery of a Personal Guaranty and Confession of Judgment of Henry Fong.

The Company made the payment of $300,000 due on August 14, 2007 by making a payment of $50,000 from its funds and borrowing $250,000 from related parties in exchange for convertible notes that are due on the earlier of an equity investment in the Company or 180 days from the date of issue and bear interest at the rate of 10% per annum.

The Company did not make the final payment of $646,982 by October 15, 2007 as required by the forbearance agreement and is currently in default of its obligations. The Company is in negotiations with the Lenders with respect to an extension of the forbearance agreement, however, there can be no assurance that such negotiations will be successful or if Lenders will continue to forbear from execution upon any judgment entered and further collection of the $646,982 during such negotiations. The Company does not have the financial resources to pay the amounts due under the Notes without obtaining additional financing.

HYDROGEN POWER, INC.

(FORMERLY KNOWN AS EQUITEX, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

4. Convertible and other promissory notes and long-term debt (continued):

The Notes contain certain standard anti-dilution provisions requiring the Company to pay the Lenders as collateral, the pro-rata number of shares the Lenders would receive in any spin-off or dividend from the Company as if the remaining principal balance under the Note was fully converted at $6.885 per share. The Lenders also received warrants to acquire up to 133,334 shares of the Company’s common stock at an exercise price of $9.00 per share. The warrants are exercisable for a period of five years, and include a cashless exercise provision. These warrants were valued at $358,400 based upon the Black-Scholes option-pricing model, and therefore $358,400 of the total costs was allocated to the warrants, resulting in an imputed interest rate of 7.5%. In June 2004, the Company reduced the exercise price of these warrants to $7.65 per share. In August 2004, the Company reduced the exercise price of these warrants to $4.26 per share. As a result of the additional allocation resulting from these reductions in exercise price, the Company allocated an additional $102,800 to these warrants. The Company reduced the carrying value of the Notes by this amount and is amortizing the discount to interest expense over the 45-month term of the Notes. Accordingly, $31,614 has been recorded as interest expense in the consolidated condensed statements of operations during the three months ended September 30, 2007 and 2006, and $94,842 was recorded as interest expense for the nine months ended September 30, 2007 and 2006. In addition, warrants to acquire up to 50,000 shares of common stock of the Company, exercisable at $6.00 per share for a period of two years, were issued to an advisory firm in connection with the transaction. These warrants were valued at $164,700 based upon the Black-Scholes option-pricing model. The Company also paid cash of $320,000 for legal services and finders’ fees in connection with the transaction. The Company recorded the value of these warrants and the cash paid as deferred loan costs and is amortizing these costs over the 45-month term of the Notes. Accordingly, $32,313 and $96,939 is included in corporate selling general and administrative expense in the consolidated condensed statements of operations during the three and nine months ended September 30, 2007 and 2006, respectively. At September 30, 2007 and December 31, 2006, deferred loan costs were $32,313 and $129,252, respectively, which are included in prepaid expenses and other on the Condensed Consolidated Balance Sheets.

[B] In August 2007 the Company issued convertible notes to related parties in the amount of $250,000 that mature on February 14, 2008. The convertible notes bear interest at 10% per annum payable in full at maturity. Notes are convertible into that number of shares of the Company’s common stock at a conversion price equal to 75% of the average closing price per share during the 10 trading days immediately prior to the conversion date. The beneficial conversion feature of the note was valued at $166,514 and resulted in a charge to interest expense of $166,514 at the issuance date of the notes as the notes were immediately convertible, with a corresponding increase in Additional Paid in Capital. The Company also issued warrants to purchase 250,000 shares of common stock at an exercise price of $0.50 per share. The warrants expire on August 14, 2010 and were recorded based on the relative fair value as compared to the fair value of the debt at issuance. The relative fair value was recorded as Additional Paid in Capital, estimated at $64,034 and a discount to notes payable. Total discount against the notes was $230,548, resulting in a carrying value of $19,452 at the commitment date. The discount to notes payable arising from the warrants will be amortized to interest expense over the life of the note using the effective interest method and resulted in a charge of $16,356 in the quarter ended September 30, 2007. The fair value of the warrants were determined using an option pricing model with the following assumptions: expected life of 1.5 years, risk free interest rate of 4,42%, volatility of 118%, and a zero dividend yield.

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

Amounts owed under the SL Agreement with GHTI are non-interest bearing. The obligation was originally stated at its net present value of $2,615,200 using an effective interest rate of 6%. Remaining minimum payments required under the SL Agreement are due as follows:

	Total	Amount representing interest	Principal amount due

March 15, 2008	$666,667	$53,987	$612,680

Included in interest expense for the nine months ended September 30, 2007 and 2006 (from March 14, 2006, the date of acquisition of Old HPI) in the consolidated condensed statements of operations is $67,270 and $36,253, respectively, related to this obligation.

HYDROGEN POWER, INC.

(FORMERLY KNOWN AS EQUITEX, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

5. Commitments and contingencies (continued):

Sub-license agreement (continued):

In August 2007, the Company paid its obligations that were originally due on March 15, 2007 of $388,000 for fees due under the sub-license agreement with GHTI for $150,000 in cash and a promissory note for approximately $238,000. The promissory note was dated August 8, 2007 and is due on December 15, 2007 and bears interest at 10% per annum. Interest is payable on a monthly basis.

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

Other transactions with officers and directors:

On December 29, 2006, the Company entered into a consulting agreement (the “Consulting Agreement”) with HF Services, LLC (“HF Services”). HF Services is owned by Henry Fong, who at the time of the Consulting Agreement was entered into, was a director of the Company. Pursuant to the Consulting Agreement, HF Services will assist the Company in securities matter and compliance with applicable securities rules and regulations. The Consulting Agreement has a one-year term and provides for a $20,000 per month fee. Accordingly, $60,000 and $180,000 is included in selling, general and administrative expense for the three and nine months ended September 30, 2007 in the consolidated condensed statement of operations.

6. Redeemable preferred stock:

Series K convertible preferred stock:

In August 2005, the Company issued 3,055 shares of 6% Series K convertible preferred stock (the “Series K Preferred Stock”) along with warrants to purchase 175,000 shares of common stock in exchange for all outstanding shares of Series G and I preferred stock (Note 12). The Company reduced the carrying value of the Series K preferred stock by the relative fair value of the warrants ($355,000), which was based on the Black-Scholes option-pricing model, with an offset to additional paid-in capital. The Series K Preferred Stock is convertible at the holder’s option at any time through June 2009 into shares of the Company’s common stock at a conversion price equal to the lesser of (i) $2.75 per share and (ii) 65% of the 5 day average closing bid price of the Company’s common stock as specified in the agreement, provided that the percentage of the 5 day average closing bid price shall increase to 75% upon the occurrence of certain events. The holder of each share of the Series K preferred stock is entitled to cumulative dividends at 6% per annum, payable quarterly, with an 18% dividend default rate. Dividends are payable in cash or shares (at market value) of the Company’s common stock. The beneficial conversion feature was valued at $2,277,000 using the effective conversion price. As a result, the Company reduced the carrying value of the Series K Preferred Stock for this amount with an offset to additional paid-in capital. The warrants and beneficial conversion feature are being accreted over the four-year term of the Series K Preferred Stock, and as a result, loss applicable to common stockholders was increased by $852,000 and $164,500 respectively for the three and nine months ended September 30, 2006. In January 2007, based on the conversion of the remaining 445 shares of Series K, the Company accreted $278,700, with an offset to additional paid-in capital. In January 2007 the remaining 445 shares of Series K Preferred Stock, plus the unpaid dividends, were converted to an aggregate of 483,253 shares of common stock of the Company, at a conversion price of $0.97 for the 445 shares of Series K Preferred Stock and cumulative unpaid dividends of $36,490 (accrued at December 31, 2006) were converted at $1.49 per share.

7. Stockholders’ equity (deficiency):

The Company accounts for its share-based compensation under the provisions of FASB Statement No. 123 (R), Share-Based Payment, (“FAS 123R”).

In determining the fair value of stock options and warrants, the Company uses the Black-Scholes option pricing model. Key assumptions for the three and nine months ended September 30, 2007 based on the 1.5 and 2.5 year expected life of the grants:

Expected life	1.5 years	2.5 years
Risk-free interest rate	4.42%	4.31%
Expected dividend yield	0.00%	0.00%
Volatility	118%	101%
Weighted average fair value of options and warrants granted as determined under Black-Scholes model	$0.33	$0.24

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on the historical data. The expected term of an option or warrant is based on the assumption that option or warrant will be exercised, on average, half way between the grant and expiration dates. FAS 123R also requires that the Company recognize compensation expense for only the portion of option or warrants that are expected to vest. The company does not expect any options or warrants to be forfeited prior to vesting and recorded a charge during the three and nine months ending September 30, 2007 of $267,645 for options and warrants granted in 2007 thus far.

HYDROGEN POWER, INC.

(FORMERLY KNOWN AS EQUITEX, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

7. Stockholders’ equity (deficiency) (continued):

Options (continued):

A summary of the status of stock options outstanding and exercisable and weighted average exercise prices at September 30, 2007 and December 31, 2006 are as follows:

1,082,466 options outstanding at September 30, 2007 are exercisable and expire from May 2009 through August 2012. Of the 150,000 options unvested at September 30, 2007, 75,000 become exercisable on November 30, 2007 with the remaining 75,000 options vesting March 31, 2008.

The exercise prices of all options outstanding at September 30, 2007 were equal to or in excess of the market price of the Company’s common stock at that date and thus there is no intrinsic value.

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of options as of September 30, 2007.

Exercise Price Range	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life
$0.40	300,000	$0.40	4.90
$1.60 - $2.00	447,500	1.64	4.23
$4.08 - $6.18	484,966	5.23	1.70
	1,232,466	$2.75	3.40

Warrants:

A summary of the status of common stock warrant transactions for the nine months ended September 30, 2007 are as follows:

	Shares	Weighted Average exercise price

Outstanding at January 1, 2007	2,982,775	$ 3.14
Granted	1,285,000	0.47
Exercised
Expired	(1,783,209)	(2.19)

Outstanding at September 30, 2007	2,484,566	$ 1.80

Of the 2,484,566 warrants outstanding, 175,000 were unvested as of September 30, 2007, but are expected to become exercisable by December 31, 2007.

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of warrants as of September 30, 2007.

Exercise price range	Number of warrants Outstanding	Weighted Average exercise price	Weighted average remaining life

$0.40 - $0.60	1,285,000	$ 0.47	4.00
$1.50 - $3.00	738,833	$ 1.95	2.55
$4.50 - $6.00	460,733	$ 5.26	0.92

	2,484,566	$ 1.80	3.00

HYDROGEN POWER, INC.

(FORMERLY KNOWN AS EQUITEX, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

8.	Income Taxes:

Income tax expense for the three and nine months ended September 30, 2006 was $237,000 and $974,000, respectively. This amount is primarily related to income taxes as a result of the Asset Sale in January 2006. In addition, the Company has not recognized a tax benefit related to the net operating losses generated during the three and nine months ended September 30, 2007, as realization of the deferred tax asset is not considered more likely than not and therefore an allowance has been applied against this amount.

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

GENERAL

Hydrogen Power, Inc. (formerly Equitex, Inc.) (the “Company”) through January 31, 2006, operated primarily through its then majority-owned subsidiary FastFunds Financial Corporation (“FFFC”). As disclosed in the December 31, 2006 Form 10-K, the Company and FFFC also have several other non-operating wholly-owned subsidiaries. As of September 30, 2007, the Company owns approximately 48% of FFFC’s outstanding common stock.

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

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2006, 2005 and 2004. The financial results for the three and nine months ended September 30, 2006 and 2007 are those of the Company and since March 14, 2006, Old HPI. Pursuant to the terms of a Redemption, Stock Sale and Release Agreement (the “Redemption Agreement”), FFFC, Denaris, Key and Nova’s results for 2006 are presented in a one-line presentation and are included in the results in “income (loss) from discontinued operations”.

BUSINESS ACQUISITION:

Acquisition of Old HPI

Pursuant to an Agreement and Plan of Merger and Reorganization, as amended, (the “Merger Agreement”) the Company, in March 2006, acquired 100% of Old HPI. The initial consideration consisted of 3,038,990 shares of our common stock, 132,122 shares of our common stock reserved for the exercise of options to purchase 1,550,000 shares of Old HPI common stock and warrants issued to purchase up to 1,600,000 shares of our common stock, the initial terms of which included an exercise price of $3.00 and an expiration date of February 2007. The total value of the initial consideration was $16,729,864 and the total initially allocated to identifiable intangible assets was $19,316,074. In February 2007, the Company modified the terms of the warrants by reducing the exercise price to $2.00 and extending the expiration date to August 2007. As a result of these modifications, the Company recognized an additional expense of $99,200 based upon the Black-Scholes option pricing model and such expense is included in selling, general and administrative expense in the condensed consolidated statement of operations for the nine months ending September 30, 2007.

The Company also issued to the stockholders of Old HPI 300,000 shares of its Series L Preferred Stock (the “Preferred Stock”). The Preferred Stock, issued in three equal amounts (referred to as the L-1, L-2 and L-3 Preferred Stock, respectively), whereby each amount is convertible into 40% of the Company’s common stock on the 180th, 270th and 360th day following closing of the merger, respectively. The conversion of the Preferred Stock is subject to the achievement by Old HPI of certain performance benchmarks as defined in the Certificate of Designation of Series L Preferred Stock, the satisfaction of which is to be determined by the Board of Directors of the Company in its sole discretion. The benchmarks include HPI’s use of its hydrogen technology to develop prototype generators for various micro and portable power applications and for various macro power applications such as fuel cells and internal combustion engines (the “Benchmarks”). Based on the achievement of the benchmarks, on January 3, 2007, the Company issued, upon the conversion of the L-1 and L-2 preferred stock, an aggregate of 12,594,622 shares of the its common stock, and an additional 711,431 shares of its common stock have been reserved for issuance upon the exercise of Old HPI outstanding options. The Company has valued the 12,594,622 shares (the “Additional Shares”) of its common stock at $18,640,041 (based on the market price of the common stock on the date the Company issued the shares). The value of the 711,431 shares of common stock reserved for issuance upon the exercise of Old HPI options was $788,266 based on the Black-Scholes option pricing model. Accordingly, $19,428,307 has been added to the purchase price allocation during the three months ending March 31, 2007. Immediately following the conversion of the Series L-1 and L-2 Preferred Stock into common stock on January 3, 2007, the former shareholders of Old HPI held an aggregate of 15,633,612 shares of the Company’s common stock, constituting approximately 54.1% of the Company’s outstanding stock. The former majority shareholder of Old HPI, GHTI, holds approximately 49.3% of the Company’s outstanding common stock. Additionally, former option holders of Old HPI hold options to purchase an aggregate of 843,553 shares of the Company’s common stock.

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

Our objective is to develop and market our licensed proprietary hydrogen production process for use in commercial applications that require hydrogen, but where hydrogen storage and/or distribution is too costly or not feasible. Our management believes, based on their product and market review, that our hydrogen production process and AlumiFuel™ cartridge-based delivery system may be a commercially technology for: (1) small volume hydrogen production for various military and industrial applications; and (2) fuel cell and other power conversion module applications where on-demand hydrogen is required or is an advantage such as for selected portable power, stationary and mobile back-up generator power, and small scale transportation applications. Our Chief Executive Officer continues to assess, with his advisors, the technology and possible applications thereof. Thus, possible application areas, and any others contained in this document should be considered tentative.

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

Subsequent to FFFC redeeming its shares of common stock pursuant to the Redemption Agreement, the Company owned 3,500,000 shares of common stock of FFFC. As of September 30, 2007, this represents approximately 48% of the outstanding common stock of FFFC. So long as the Company holds 10% or more of the outstanding equity or voting interest in FFFC, it has agreed to vote its shares of capital stock of FFFC in the same manner and proportion as other stockholders of FFFC vote their shares (the “Voting Arrangement”). Due to the ownership percentage being below 50% and pursuant to the terms of the Voting Arrangement in the Redemption Agreement, management of the Company has determined that they do not have any significant control of FFFC. Accordingly, the Company is no longer consolidating FFFC and its subsidiaries (Key, Nova and Denaris) in its financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2007, net cash used in operating activities was $2,559,000 compared to $5,159,000 for the nine months ended September 30, 2006. The net loss for the nine months ended September 30, 2007 increased to $19,230,000 from $6,211,000 for the nine months ended September 30, 2006. The increase in net loss of $13,019,000 was primarily attributable to costs of $12,780,000 incurred in acquiring the technology, trade name and sub-license agreement (“Acquisition Costs”) of Old HPI and our loss of $2,516,000 from the transactions provided for in the Redemption Agreement and a equity method loss of $871,000 on our investment in FFFC. The results for the nine months ended September 30, 2006 included gain from discontinued operations of $145,000, which was comprised of gain on the Asset Sale of $4,146,000, offset by operating losses of FFFC of approximately $4,001,000 and a decrease in deferred income taxes of $1,333,000 (including $366,000 in discontinued operations). Non-cash adjustments to the nine months ending September 30, 2007 included non-cash items of approximately $17,275,000, significantly comprised of $12,780,000 of Acquisition Costs, $2,516,000 loss on disposal of subsidiaries, $871,000 loss in equity method investee, $720,000 of non-cash compensation expense and issuance and modification of warrants, options and stock, and $109,000 of depreciation and amortization. The 2006 adjustments for the same comparable period were approximately $2,262,000, significantly comprised of $2,054,000 of expenses related to stock and warrants issued or modified, $1,333,000 of deferred income taxes, $1,288,000 for depreciation and amortization, $518,000 provision for bad debt, $694,000 stock based compensation, $353,000 amortization of discounts related to notes payable and $4,146,000 gain on the sale of assets.

Net cash used in investing activities for the nine months ended September 30, 2007 was $66,000 compared to net cash provided by investing activities of $15,112,000 for the nine months ended September 30, 2006. Net cash provided in 2006 investing activities was primarily attributable to the net proceeds of $12,713,000 from the Asset Sale and $2,203,000 of cash acquired in the Old HPI acquisition.

Net cash used in financing activities for the nine months ended September 30, 2007 was $871,000 compared to $10,903,000 for the nine months ended September 30, 2006. The activity for the nine months ended September 30, 2007 was the repayment of notes payable of $1,029,000, payments on sub-license agreement of $92,000, offset by borrowings of notes payable issued in the third quarter of 2007 of $250,000. The 2006 significant activity included the receipt of $695,000 from the borrowings of notes payable, $240,000 received from a private placement and $105,000 from the exercise of warrants. In addition, the Company repaid $10,735,000 of notes payable and $1,016,000 of checks issued in excess of cash in bank from the proceeds of the Asset Sale.

For the nine months ended September 30, 2007, net cash decreased by $3,495,000 compared to $949,000 for the nine months ended September 30, 2006. Ending cash at September 30, 2007, was $84,000 compared to $7,457,400 at September 30, 2006. The 2006 cash balance includes cash included in discontinued operations of $1,934,000.

The Company received an extension on its Note Payable to a related party of $37,500 until December 31, 2007. No other terms and conditions of the note changed.

On August 6, 2007, the Company received a notice of default from Pandora Select Partners L.P. (“Pandora”) and Whitebox Hedged High Yield Partners L.P. (“Whitebox” together with Pandora “Lenders”) demanding immediate payment of all monies due under the convertible promissory notes due to multiple events of default, including failure to make payments when due. Pursuant to the declaration of an event of default, the Lenders declared the entire outstanding and unpaid principal amount of the Notes, together with the accrued and unpaid interest immediately due and payable. As of August 3, 2007, the total amount due to the Lenders was $913,092.41 The Company did not have the financial resources to pay the amounts due under the Notes. The Lenders also demanded delivery of the original stock certificate for 3.5 million shares of common stock of FastFunds Financial Corporation pursuant to the terms of a Stock Pledge Agreement dated September 15, 2005. As of September 30, 2007, the Company owns approximately 48% of the outstanding common stock of FastFunds Financial Corporation. The Notes are collateralized by all of the assets of the Company. On August 16, 2007, the Company entered into a forbearance agreement with Pandora Select Partners L.P. (“Pandora”) and Whitebox Hedged High Yield Partners, LP (“Whitebox”). The agreement provided that Whitebox and Pandora would forbear from execution upon any judgement entered and further collection of the $946,982 owed them under notes due from the Company in exchange for the following:

a.	The Company making a payment of $300,000 on August 14, 2007,

b.	the Company making a final payment of $646,982 on or before October 15, 2007,

c.	the delivery of an original stock certificate for 3,500,000 shares of common stock of FastFunds Financial Corporation pledged as collateral,

d.	the delivery of a Personal Guaranty and Confession of Judgment of Henry Fong.

The Company made the payment of $300,000 due on August 14, 2007 by making a payment of $50,000 from its funds and borrowing $250,000 from related parties in exchange for convertible notes that are due on the earlier of a equity investment in the Company or 180 days from the date of issue and bear interest at the rate of 10% per annum.

The Company did not make the final payment of $646,982 by October 15, 2007 as required by the forbearance agreement and is currently in default of its obligations. The Company is in negotiations with the Lenders with respect to an extension of the forbearance agreement, however, there can be no assurance that such negotiations will be successful or if Lenders will continue to forbear from execution upon any judgment entered and further collection of the $646,982 during such negotiations. The Company does not have the financial resources to pay the amounts due under the Notes without obtaining additional financing.

In August 2007, the Company paid its obligations that were originally due March 15, 2007 of $388,000 for fees due under the sub-license agreement with GHTI for $150,000 in cash and a promissory note for approximately $238,000. The promissory note was dated August 8, 2007 and is due on December 15, 2007 and bears interest at 10% per annum. Interest is payable on a monthly basis.

The Company currently does not have adequate assets to satisfy its obligations and must either a waiver from its Lenders and raise additional funds to pay its Lenders and for general working capital in the very near future. The can be no assurance that the Company will be able to raise funds on favorable terms, or at all. Failure to raise funds in the near term will significantly impact its ability to continue as a going concern and may result in the Company ceasing operations and could possibly result in the need to file for bankruptcy.

RESULTS OF OPERATIONS

Financial statements for the three and nine months ended September 30, 2006 have been retroactively reclassified to include Nova and Denaris in the previously reported discontinued operations of FFFC and Key.

CORPORATE SELLING, GENERAL AND ADMINISTRATIVE

For the three and nine months ended September 30, 2007, corporate expenses include those of the Company and for the three and nine months ended September 30, 2006 are those of the Company and from March 14, 2006 Old HPI (the date of the acquisition). Corporate Selling General and administrative costs for the three months ended September 30, 2007 were $645,000, a decrease of $1,198,000 from the same period last year. This was primarily due to the elimination of expenses associated with the Equitex offices in Colorado. For the nine months ended September 30, 2007 these expenses were $1,949,000 a decrease of approximately $2,004,000 from the same period last year. This is primarily associated with the elimination of expenses associated with the Equitex offices as described above.

RESEARCH AND DEVELOPMENT COSTS

For the three months ended September 30, 2007, Research and Development costs were $215,000 a decrease of approximately $35,000 when compared to the same period last year. This is primarily due to the reduction in supplies and services due to the tight cash situation. For the nine months ended September 30, 2007 these expenses were $716,000 or $191,000 higher than last year. The increase is primarily due to $100,000 in costs incurred under a contract with the University of Washington for certain development activities and no expenses being recognized in the first quarter of 2006 as the acquisition of Old HPI was not effective until March 14, 2006.

OTHER INCOME (EXPENSE):

Consolidated net other expenses for the three and nine months ended September 30, 2007 were $630,000 and $3,784,000, respectively, compared to $263,000 and $905,000 for the same three and nine month periods in 2006. During the nine months ended September 30, 2007, pursuant to transactions described in the Redemption Agreement, the Company recognized an expense of $2,516,000 related to the partial disposition of its investments in FFFC, and the disposition of Key, Nova and Denaris. For the three and nine month periods ending September 30, 2007, the company recorded a loss on its investment in FFFC of $308,000 and $871,000 respectively. Interest expense increased by $12,000 in the three months ended September 30, 2007 compared to the same period in 2006 and decreased $552,000 for the nine month period ended September 30, 2007 when compared to the same period in 2006. The decrease for the nine month period was primarily attributable to non-cash interest expense of approximately $630,000 related to the settlement of various obligations to note holders for the nine months ended September 30, 2006. Interest income for the three and nine months ending September 30, 2007 declined by $47,000 and $44,000 respectively due to lower cash balances.

INCOME TAX EXPENSE

Income tax expense for the three and nine months ended September 30, 2006 were $237,000 and $974,000 respectively and is primarily related to the income taxes as a result of the Asset Sale in January 2006. In addition, the Company has not recognized a tax benefit related to net operating losses generated during the three and nine months ended September 30, 2007, as realization of the deferred tax asset is not considered more likely than not and therefore an allowance has been applied against this amount.

CONTRACTUAL OBLIGATIONS

Other than the Notes and Convertible Notes Payable mentioned above, there were no new material contractual obligations during the quarter ended September 30, 2007.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

None

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

The principal risks of loss arising from adverse changes in market rates and prices to which the Company and its subsidiaries are exposed relate to interest rates on debt. The Company has only fixed rate debt, as follows:

	Sept 30	Dec 31,
Contractual obligation	2007	2006	Interest rate

Notes payable	$ 525,403	$ 2,145,500	Fixed 10% to 15%
Long-term debt - Current Portion	639,830	1,693,634	Fixed 13%
Operating Lease obligations	188,000	224,000	Fixed 10%

Debt outstanding, before note
discounts (1)	$ 1,353,233	$ 4,063,134

(1)	Excludes discount of $68,757 (2007) and $115,921 (2006) to the carrying value of the notes that are included in the Company’s balance sheet as of September 30, 2007 and December 31, 2006.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 26, 2007 Hydrogen Power Inc. (the “Company” or “Equitex Inc.”) was served with a complaint from Colin P. Markey, Kathy Moore, Paul A. Moore, Theodore H. Swindells, and Sherie Swiontek (collectively the “Shareholders”). The Shareholders seek damages in the amount of $420,000 plus interest and costs, and all other relief to which they are entitled.

Effective May 10, 2006, Equitex, entered into a Settlement Agreement with FastFunds Financial Corporation, a Nevada corporation and majority owned subsidiary of the Company, and the holders of certain promissory notes, including the Shareholders, issued by FastFunds Financial Corporation and dated as of April 14, 2004 (the “Settlement Agreement”). Under the Settlement Agreement, the noteholders agreed to receive an aggregate of 180,000 shares of Equitex common stock in lieu of payment of certain amounts of principal and interest under the promissory notes. All parties to the Settlement Agreement granted the others general releases from claims, with certain limited exceptions. The settlement terms stipulate a price protection clause whereby FastFunds Financial Corporation, under certain circumstances, must reimburse the former debt holders if the market price of the Company common stock issued to them in the settlement is below $4.00 per share at the time they sell the stock. The Shareholders claim that the stock was sold at less than $4.00 and claim the difference between the sale price and $4.00. The Shareholders claim the Company has breached the Settlement Agreement by failing to issue and deliver common stock at the price agreed to in the Settlement Agreement, and that the Shareholders are owed in excess of $320,000, plus interests and costs.

In connection with the Settlement Agreement, Equitex also entered into a Stock Sale and Lock Up Agreement, Registration Agreement and an Escrow Agreement with the recipients of Equitex common stock, including the Shareholders, under the Settlement Agreement.

Under the Registration Agreement, Equitex agreed to prepare and file a registration statement covering the resale of the shares of common stock issued to the noteholders, and use its best efforts to cause the same to be declared effective on or prior to June 26, 2006. In the event the Company fails to file the registration statement on or prior to May 15, 2006, or fails to obtain effectiveness on or prior to June 26, 2006, the Company may incur per-day penalties equal to two percent, three percent, and four percent of one-thirtieth of the aggregate principal amount of that portion of the promissory notes converted into Equitex common stock, for the respective first, second and third 30-day periods of any such failure. The Shareholders claim the Company has breached the Registration Agreement by failing to use its best efforts to obtain effectiveness of the registration statement by June 26, 2006 causing the Shareholders to be unable to sell their stock at a higher market price, and accordingly, the Shareholders are owed in excess of $100,000, plus interests and costs.

The company believes the claims to be without merit and intends to vigorously defend the action.

On October 15, 2007, Hydrogen Power, Inc. (the “Company”) became aware of a complaint from Certegy Gaming Services, Inc. (f/k/a/ Game Financial Corporation) (“Certegy”). FastFunds Financial Corporation (“FastFunds”), and its wholly-owned subsidiary Chex Services, Inc. (“Chex”) are also named in the complaint. Certegy seeks damages of $318,241.29 plus prejudgement interest, costs, attorney’s fees, and all other relief to which it is entitled.

On December 22, 2005, FastFunds and Chex entered into an Asset Purchase Agreement (the “APA”) with Certegy, pursuant to which FastFunds and Chex agreed to sell substantially all of its cash access contracts and certain related assets, which represented substantially all the assets of Chex and FastFunds. Certegy claims it is owed $318,241.29 due to a downward adjustment of the purchase price under the APA.

The Company entered into a Guaranty Agreement with Certegy unconditionally guaranteeing the performance of FastFunds’s and Chex’s obligations under the Asset Purchase Agreement.

FastFunds has indemnified the Company with respect to these claims.

Item 2. Unregistered Sales of Securities

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

SUBMISSION OF STOCKHOLDER PROPOSALS FOR 2008 ANNUAL MEETING

The Company anticipates holding its 2008 Annual Meeting of Stockholders on June 5, 2008.

Any stockholder proposals submitted pursuant to Exchange Act Rule 14a-8 and intended to be presented at the 2008 Annual Meeting of Stockholders must be received by the Company on or before January 7, 2008, to be eligible for inclusion in the Company’s proxy statement and form of proxy to be distributed by the Board of Directors in connection with that meeting. Any such proposal should be mailed to: Corporate Secretary, Hydrogen Power Inc., 201 Elliott Avenue Suite 400, Seattle, WA 98112. Such proposal must also comply with the requirements as to form and substance established by the SEC for such a proposal to be included in the proxy statement and form of proxy.

SEC rules establish a deadline for submission of shareholder proposals that are not intended to be included in the Company.s proxy statement with respect to discretionary voting (the “Discretionary Vote Deadline.”) The Discretionary Vote Deadline for the 2008 Annual Meeting is March 20, 2008. If a shareholder gives notice of such a proposal after the Discretionary Vote Deadline, the Company’s proxy holders will be allowed to use their discretionary voting authority to vote against the shareholder proposal when and if the proposal is raised at the 2008 Annual Meeting.

.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.57	Promissory note payable dated August 8, 2007 issued to Global Hdydrofuel Technology, Inc.

10.58	Convertible note dated August, 13, 2007 issued to Dil Gujral

10.59	Convertible noted dated August 13, 2007 issued to Pyramid Partners

10.60	Convertible noted dated August 13, 2007 issued to Gulfstream Financial Corp, LLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hydrogen Power, Inc.
(Registrant)

Date: November 19, 2007	By: /s/ David J. Cade
David J. Cade
Chief Executive Officer and
Principal Accounting Officer